Form 10QSB
period 1996-06-30
DERMA SCIENCES INC
filed 1996-08-13
CIK 892160

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1996

                              --------------------

                         Commission File Number 1-31070

                              --------------------

                              Derma Sciences, Inc.
        (Exact name of small business issuer as specified in its Charter)

               Pennsylvania                           23-2328753
          (State or other jurisdiction              (IRS employer
             of Incorporation)                    identification number)


                              121 West Grace Street
                               Old Forge, PA 18518
                                 (717) 457-1232
                    (Address including zip code and telephone
                     number, of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes|X| No| |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date: June 30, 1996              Class: Common Stock, par value $.01 per share
                                 Shares Outstanding: 4,054,233

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                 Page

Part I - Financial Information

   Item 1.  Condensed Financial Statements

       Balance Sheet - June 30, 1996........................................   2

       Statements of Income - Three months ended June 30, 1995
          and June 30, 1996.................................................   3

       Statements of Income - Six months ended June 30, 1995
          and June 30, 1996.................................................   4

       Statements of Cash Flows - Six months ended June 30, 1995
          and June 30, 1996.................................................   5

       Notes to Condensed Financial Statements..............................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................   7

Part II - Other Information

   Item 1.  Legal Proceedings...............................................  11

   Item 6.  Exhibits and Reports on Form 8-K................................  11

                              DERMA SCIENCES, INC.
                                  BALANCE SHEET
                                  June 30, 1996
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $        36,206
   Short-term investments                                             2,402,424
   Accounts receivable                                                1,333,001
   Inventory                                                            993,991
   Other current assets                                                 214,052
                                                                ----------------
      Total Current Assets                                            4,979,674

PROPERTY AND EQUIPMENT, net                                             202,208

OTHER ASSETS                                                            861,581
                                                                ----------------
TOTAL ASSETS                                                      $   6,043,463
                                                                ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Demand note payable                                           $      800,000
   Accounts payable                                                     515,425
   Other current liabilities                                            304,058
                                                                ----------------
      Total Current Liabilities                                       1,619,483

DEFERRED TAXES                                                           (8,545)

NOTES PAYABLE                                                           190,000

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 15,000,000 shares,
      issued and outstanding 4,054,233 shares                            40,542
   Additional paid-in capital                                         4,584,719
   Retained deficit                                                    (382,736)
                                                                ----------------
      Total Shareholders' Equity                                      4,242,525
                                                                ----------------
           Total Liabilities and Shareholders' Equity             $   6,043,463
                                                                ================

See accompanying notes.

                              DERMA SCIENCES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Months Ended
                                                           June 30,
                                                -------------------------------
                                                       1995            1996
                                                --------------- --------------

NET SALES                                       $    1,153,350  $   1,453,223

COST OF SALES                                          261,916        225,356
                                                --------------- --------------
GROSS PROFIT                                           891,434      1,227,867

OPERATING EXPENSES:
     Product development                               167,647        197,710
     Selling, general and administrative               821,607        966,968
                                                --------------- --------------
          Total Operating Expenses                     989,254      1,164,678
                                                --------------- --------------
(LOSS) INCOME FROM OPERATIONS                          (97,820)        63,189

OTHER INCOME (EXPENSE):
     Interest income                                    83,648         37,378
     Interest expense                                  (14,676)       (16,065)
     Deferred merger & acquisition costs              (294,268)             0
                                                --------------- --------------
          Total Other (Expense) Income                (225,296)        21,313

(LOSS) INCOME BEFORE INCOME TAXES:                    (323,116)        84,502
     Income taxes                                      (61,305)       (30,429)
                                                --------------- --------------

NET (LOSS) INCOME                               $     (261,811)   $   114,931
                                                =============== ==============

NET (LOSS) INCOME PER COMMON SHARE                      ($0.06)         $0.03
                                                =============== ==============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                              4,054,233      4,054,233
                                                =============== ==============

See accompanying notes.

                              DERMA SCIENCES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                           ------------------------------------
                                                     1995               1996
                                           ------------------ -----------------

NET SALES                                   $      2,702,764   $      2,496,398

COST OF SALES                                        610,410            485,217
                                           ------------------ -----------------

GROSS PROFIT                                       2,092,354          2,011,181

OPERATING EXPENSES:
     Product development                             332,071            402,286
     Selling, general and administrative           1,792,983          1,866,786
                                           ------------------ -----------------
          Total Operating Expenses                 2,125,054          2,269,072
                                           ------------------ -----------------

LOSS FROM OPERATIONS                                 (32,700)          (257,891)

OTHER INCOME (EXPENSE):
     Interest income                                 107,196             78,829
     Interest expense                                (27,856)           (30,547)
     Deferred merger & acquisition costs            (294,268)                 0
                                           ------------------ -----------------
          Total Other (Expense) Income              (214,928)            48,282

LOSS BEFORE INCOME TAXES:                           (247,628)          (209,609)
     Income taxes                                    (22,594)           (55,217)
                                           ------------------ -----------------

NET LOSS                                    $       (225,034)  $       (154,392)
                                           ================== =================

NET LOSS PER COMMON SHARE                   $          (0.06)            ($0.04)
                                           ================== =================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                            4,054,233          4,054,233
                                           ================== =================


See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                             1995        1996
                                                         ----------- -----------
OPERATING ACTIVITIES:
  Net Loss                                               $ (225,034) $ (154,392)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by (Used in) Operating Activities:
      Depreciation and amortization                          17,936      24,638
      Provision for bad debts
      Changes in operating assets and liabilities:
        Accounts receivable                                 347,784      13,012
        Inventory                                          (320,698)     75,694
        Other current assets                               (127,989)     17,310
        Other assets                                         33,288       4,431
        Accounts payable                                    230,999     133,792
        Accrued expenses                                          0     (36,964)
        Income taxes payable                                      0     (66,290)
        Other current liabilities                           (79,317)          0
                                                         ----------- -----------
     Net Cash (Used in) Provided by Operating Activities   (123,031)     11,231

INVESTING ACTIVITIES:
  Deferred merger & acquisition costs                       294,268           0
  Acquisition of Morgan Paris                                     0    (364,130)
  Increase in short-term investments                        (12,198)    (22,949)
  Purchases of property and equipment                       (36,748)    (48,642)
  Increase in patents and trademarks                        (17,764)    (24,830)
  Proceeds from sale of fixed assets                         10,000           0
                                                          ---------- -----------
     Net Cash Provided by (Used in) Investing Activities    237,558    (460,551)

FINANCING ACTIVITIES:
  Net change in revolving line of credit                    (30,000)    100,000
  Principal payments on long-term debt and capitalized
    lease obligations                                        (5,419)       (247)
  Note Payable for Acquisition                                    0     190,000
                                                           --------- -----------
     Net Cash (Used in) Provided by Financing Activities    (35,419)    289,753

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS          79,108    (159,567)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                     8,693     195,773
                                                           ---------- ----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $   87,801    $ 36,206
                                                         ============ ==========
See accompanying notes.

Note 1 - Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1996.

Note 2 - Officers Note Receivable

     Various officers of the Company received draws against incentive compensation during 1994 totaling approximately $296,156. The Compensation
Committee of the Board of Directors subsequently determined that no incentive compensation was payable relative to 1994. Accordingly, the officers executed promissory notes requiring repayment of the incentive compensation over a period of ten years with interest of 8.01% per annum. In 1995, the Compensation Committee approved forgiveness of one officer's promissory note in the amount of $34,292 as part of the officer's severance package.

Note 3 - Morgan Paris Acquisition

     During May 1996, the Company acquired the contract rights under the Morgan Paris Master Distributorship Agreement for $350,000. The Company paid $160,000 at the date of closing. The remaining purchase price will be paid in two equal installments of $95,000 on or before December 31, 1997 and 1998, respectively.

     The cost of the acquisition has been capitalized and is being amortized over the remaining thirty-month term of the master distributorship agreement.

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

Results of Operations

Net Sales and Gross Profit

     Net sales for the second quarter, 1996 increased $299,873, or 26%, to $1,453,223 from $1,153,350 in the second quarter, 1995. The increase in net sales is attributable to sales of Dermagran Ointment more than doubling as compared to the second quarter, 1995.

     Net sales of Dermagran Ointment increased $566,331, or 105%, to $1,104,055 in the second quarter, 1996 from $537,724 in the second quarter, 1995. Net sales of Dermagran Spray increased $20,962, or 30%, to $90,976 in the second quarter, 1996 from $70,014 in the second quarter, 1995. Net sales of Dermagran Hydrophilic Wound Dressing decreased $130,072, or 38%, to $211,337 in the second quarter, 1996 from $341,409 in the second quarter, 1995. The decrease in net sales of Dermagran Hydrophilic Wound Dressing is primarily a result of the restructuring of Medicare reimbursement relative to various sizes of this product used for certain purposes. A secondary factor in this decrease is the lowering of prices for this type of dressing by the Company's competition. Net sales of Dermagran Zinc-Saline Wet Dressing remained constant while sales of Dermagran Wet Dressing (Saline) decreased $54,546, or 94%, to $3,488 in the second quarter, 1996 from $58,034 in the second quarter, 1995. The decrease in Dermagran Wet Dressing (Saline) sales is attributable to the loss of Medicare reimbursement for this dressing.

     Cost of sales, expressed as a percentage of net sales, decreased from 23% in the second quarter, 1995 to 16% in the second quarter, 1996. Aggregate cost of sales decreased $36,560, or 14%, to $225,356 in the second quarter, 1996 from $261,916 in the second quarter, 1995. These decreases resulted from shifts in the product mix toward relatively higher margin products.

     Gross profit, expressed as a percentage of net sales, increased from 77% in the second quarter, 1995 to 85% in the second quarter, 1996. Aggregate gross profit increased $336,433, or 38%, to $1,227,867 in the second quarter, 1996 from $891,434 in the second quarter, 1995.

Operating Expenses

     Operating expenses increased $175,424, or 18%, from $989,254 in the second quarter, 1995 to $1,164,678 in the second quarter, 1996. Product development expense for the second quarter, 1996 increased $30,063, or 18%, to $197,710 from $167,647 in the second quarter, 1995. The increase in product development expense is primarily attributable to the hiring of a Director of Research and Medical Communications and other additional product development staff.

     Selling, general and administrative expense for the second quarter, 1996 decreased as a percentage of net sales to 67% from 71% in the second quarter, 1995 and increased $145,361, or 18%, to $966,968 in the second quarter, 1996 from $821,607 in the second quarter, 1995. The aggregate increase is primarily attributable to increases in sales and marketing expense, commissions expense and salaries and wages expense.


     Sales and marketing expense for the second quarter, 1996 expressed as a percentage of sales increased to 19% from 12% in the second quarter, 1995. Aggregate sales and marketing expense increased $138,549, or 100%, to $277,372 for the second quarter, 1996 from $138,823 for the second quarter, 1995. This increase is primarily attributable to the introduction of the Company's disease management program, implementation of a telemarketing program and increased advertising and product promotional expenses. Commissions expense for the second quarter, 1996 expressed as a percentage of sales increased to 15% from 13% in the second quarter, 1995. Aggregate commissions expense increased $62,380, or 40%, to $216,943 for the second quarter, 1996 from $154,563 for the second quarter, 1995. This increase is primarily attributable to higher net sales of Dermagran Ointment and Dermagran Spray which generate higher sales commissions. Salaries and wages expense for the second quarter, 1996, expressed as a percentage of sales, increased to 16% from 13% in the second quarter, 1995. Aggregate salaries and wages expense increased $60,242, or 41%, to $234,236 for the second quarter, 1996 from $145,391 for the second quarter, 1995. This increase is primarily attributable to the hiring of additional personnel and raises in salaries for existing personnel.

Income from Operations

     The Company had income from operations for the second quarter, 1996 in the amount of $63,189, or $.02 per share, compared to a loss from operations of $97,820 for the second quarter, 1995. This quarter's income from operations is primarily attributable to the increase in net sales.

Net Income

     The Company had net income of $114,931, or $.03 per share, for the second quarter, 1996 compared to a net loss of $261,811, or $.06 per share, for the second quarter, 1995. This quarter's income is primarily attributable to the increase in net sales.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Results of Operations

Net Sales and Gross Profit

     Net sales for the six months ended 1996 decreased $206,366, or 8%, to $2,496,398 from $2,702,764 in the six months ended 1995. The decrease in net sales is primarily attributable to lower sales during the first quarter, 1996.

     Net sales of Dermagran Ointment increased $172,641, or 11%, to $1,699,501 in the six months ended 1996 from $1,526,860 in the six months ended 1995. Net sales of Dermagran Hydrophilic Wound Dressing decreased $30,505, or 6%, to $496,068 in the six months ended 1996 from $526,573 in the six months ended 1995. Net sales of Dermagran Spray decreased $113,498, or 42%, to $159,341 in the six months ended 1996 from $272,839 in the six months ended 1995. Net sales of Dermagran Zinc-Saline Wet Dressing decreased $5,967, or 7%, to $78,668 in the six months ended 1996 from $84,635 in the six months ended 1995. Dermagran Wet Dressing (Saline) decreased $100,597, or 88%, to $13,460 in the six months ended 1996 from $114,057 in the six months ended 1995. The decreases in sales of certain of the Company's products are set forth under "Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995 - Results of Operations - Net Sales and Gross Profit."

     Cost of sales, expressed as a percentage of net sales, decreased from 23% in the six months ended 1995 to 19% in the six months ended 1996. Aggregate cost of sales decreased $125,193, or 21%, to $485,217 in the six months ended 1996 from $610,410 in the six months ended 1995. These decreases resulted from shifts in the product mix toward relatively higher margin products.

     Gross profit, expressed as a percentage of net sales, increased from 77% in the six months ended 1995 to 81% in the six months ended 1996. Aggregate gross profit decreased $81,173, or 4%, to $2,011,181 in the six months ended 1996 from $2,092,354 in the six months ended 1995.

Operating Expenses

     Operating expenses increased $144,018, or 7%, from $2,125,054 in the six months ended 1995 to $2,269,072 in the six months ended 1996. Product development expense for the six months ended 1996 increased $70,215, or 21%, to $402,286 from $332,071 in the six months ended 1995. The increase in product development expense is primarily attributable to research relative to the expansion of the Company's products into the dermatology market and the hiring of additional product development personnel.

     Selling, general and administrative expense for the six months ended 1996 increased as a percentage of net sales to 75% from 66% in the six months ended 1995 and increased in the aggregate $73,803, or 4%, to $1,866,786 in the six months ended 1996 from $1,792,983 in the six months ended 1995. The increase in selling, general and administrative expense is primarily attributable to increases in sales and marketing expense, salaries and wages expense and general administrative expense.

     Sales and marketing expense for the six months ended 1996 expressed as a percentage of sales increased to 17% from 10% in the six months ended 1995. Aggregate sales and marketing expense increased $155,281, or 57%, to $428,416 for the six months ended 1996 from $273,135 for the six months ended 1995. This increase is primarily attributable to the development of the Company's interactive wound care brochure, development and introduction of the Company's disease management program, implementation of a telemarketing program and increased advertising and product promotional expenses. Salaries and wages expense for the six months ended 1996, expressed as a percentage of sales, increased to 18% from 15% in the six months ended 1995. Aggregate salaries and wages expense increased $63,036, or 16%, to $457,587 for the six months ended 1996 from $394,551 for the six months ended 1995. This increase is primarily attributable to the hiring of additional personnel and raises in salaries for existing personnel. General administrative expense for the six months ended 1996 expressed as a percentage of sales, increased to 3% from 2% in the six months ended 1995. Aggregate general administrative expense increased $45,310 to $86,070 for the six months ended 1996 from $40,760 for the six months ended 1995. This increase is primarily attributable to public relations activity.

Loss from Operations

     The Company incurred a loss from operations for the six months ended 1996 in the amount of $257,891, or $.06 per share, compared to a loss from operations of $32,700, or $.01 per share, for the six months ended 1995. The increased loss from operations is primarily attributable to the decrease in net sales and the increase in sales and marketing expense.


Net Loss

     The Company incurred a net loss of $154,392, or $.04 per share, for the six months ended 1996 compared to a net loss of $225,034, or $.06 per share, for the six months ended 1995.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments at June 30, 1996 increased $84,788, or 4%, to $2,438,630 from $2,353,842 at June 30, 1995.
The Company's working capital at June 30, 1996 increased $203,927, or 6%, to $3,360,191 from $3,156,264 at June 30, 1995.

                           Part II - Other Information

Item 1.  Legal Proceedings

     Information required by Item 103 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 29, 1996 and on Form 8-K on July 2, 1996 is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. With the exception of the following, all exhibits required by
Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 29, 1996 and on Form 8-K on July 2, 1996 are incorporated herein by reference.

        Item      Description
        10.01     Network Services Agreement between the Company and CompuServe,
                  Inc.
        10.02*    Promissory note between the Company and Donald F. McHale

        27        Financial Data Schedule

        *Management Contract

     (b) Reports of Form 8-K. No reports were filed on Form 8-K during the second quarter, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DERMA SCIENCES, INC.



Dated:  August 13, 1996               By: /s/ Gary L. Borthwick
                                          ---------------------
                                          Gary L. Borthwick, Vice President for
                                          Finance and Operations and Chief
                                          Financial Officer