Form 10QSB
period 1996-09-30
DERMA SCIENCES INC
filed 1996-11-13
CIK 892160

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended September 30, 1996

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

Date: November 11, 1996          Class: Common Stock, par value $.01 per share
                                 Shares Outstanding: 4,054,233

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                Page

Part I - Financial Information

  Item 1.  Condensed Financial Statements

   Balance Sheet - September 30, 1996........................................  2

   Statements of Income - Three months ended September 30, 1995 and September 30, 1996.................................................  3

   Statements of Income - Nine months ended September 30, 1995 and September 30, 1996.................................................  4

   Statements of Cash Flows - Nine months ended September 30, 1995 and September 30, 1996.................................................  5

   Notes to Condensed Financial Statements...................................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................  7

Part II - Other Information

  Item 1.  Legal Proceedings................................................  11

  Item 6.  Exhibits and Reports on Form 8-K.................................  11

                              DERMA SCIENCES, INC.
                                  BALANCE SHEET
                               September 30, 1996
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $        32,659
   Short-term investments                                             2,110,410
   Accounts receivable                                                1,411,882
   Inventory                                                            901,549
   Other current assets                                                 324,234
                                                         -----------------------
      Total Current Assets                                            4,780,734

PROPERTY AND EQUIPMENT, net                                             209,234

OTHER ASSETS                                                            834,705
                                                         -----------------------

TOTAL ASSETS                                                    $     5,824,673
                                                         =======================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Demand note payable                                          $       800,000
   Accounts payable                                                     430,283
   Other current liabilities                                            306,513
                                                        ------------------------
      Total Current Liabilities                                       1,536,796

DEFERRED TAXES                                                           23,566

NOTES PAYABLE                                                           190,000

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 15,000,000 shares,
      issued and outstanding 4,054,233 shares                            40,542
   Additional paid-in capital                                         4,584,719
   Retained deficit                                                    (550,950)
                                                         -----------------------
      Total Shareholders' Equity                                      4,074,311
                                                         -----------------------
           Total Liabilities and Shareholders' Equity           $     5,824,673
                                                         =======================

See accompanying notes.

                              DERMA SCIENCES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended
                                                      September 30,
                                            ------------------------------------
                                                    1995                1996
                                            -----------------  -----------------

NET SALES                                       $  1,317,528       $  1,311,536

COST OF SALES                                        326,786            281,728
                                            -----------------  -----------------

GROSS PROFIT                                         990,742          1,029,808

OPERATING EXPENSES:
     Product development                             168,503            207,868
     Selling, general and administrative             771,533          1,012,216
                                            -----------------  -----------------
          Total Operating Expenses                   940,036          1,220,084
                                            -----------------  -----------------

INCOME (LOSS) FROM OPERATIONS                         50,706           (190,276)

OTHER INCOME (EXPENSE):
     Interest income                                  84,301             30,271
     Interest expense                                (13,159)           (16,546)
                                            -----------------  -----------------
          Total Other Income                          71,142             13,725

INCOME (LOSS) BEFORE INCOME TAXES:                   121,848           (176,551)
     Income taxes                                     20,812             (8,335)
                                            -----------------  -----------------

NET INCOME (LOSS)                              $     101,036      $    (168,216)
                                            =================  =================

NET INCOME (LOSS) PER COMMON SHARE             $        0.02      $       (0.04)
                                            =================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 4,054,233          4,054,233
                                            =================  =================

See accompanying notes.

                              DERMA SCIENCES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                          --------------------------------------
                                                   1995                 1996
                                          -----------------  -------------------

NET SALES                                     $  4,020,293         $  3,807,934

COST OF SALES                                      937,198              766,945
                                          -----------------  -------------------

GROSS PROFIT                                     3,083,095            3,040,989

OPERATING EXPENSES:
     Product development                           501,671              610,153
     Selling, general and administrative         2,563,405            2,865,753
                                          -----------------  -------------------
          Total Operating Expenses               3,065,076            3,475,906
                                          -----------------  -------------------

INCOME (LOSS) FROM OPERATIONS                       18,019             (434,917)

OTHER INCOME (EXPENSE):
     Interest income                               191,497              109,099
     Interest expense                              (41,014)             (47,092)
     Deferred Merger & Aquisition Costs           (294,268)                   0
                                          -----------------  -------------------
          Total Other (Expense) Income            (143,785)              62,007

LOSS BEFORE INCOME TAXES:                         (125,766)            (372,910)
     Income taxes                                   (1,782)             (50,302)
                                          -----------------  -------------------

NET LOSS                                     $    (123,984)       $    (322,608)
                                          =================  ===================

NET LOSS PER COMMON SHARE                    $       (0.03)       $       (0.08)
                                          =================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               4,054,233            4,054,233
                                          =================  ===================


See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                       -------------------------
                                                            1995         1996
                                                       ------------- -----------
OPERATING ACTIVITIES:
 Net Loss                                              $  (123,999)  $ (322,608)
 Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                          29,754       73,370
     Provision for bad debts                                     0       64,324
     Changes in operating assets and liabilities:
       Accounts receivable                                 242,002     (130,193)
       Inventory                                          (391,898)     168,136
       Other current assets                                (53,895)     (92,872)
       Other assets                                         30,176     (359,699)
       Accounts payable                                    227,679       48,650
       Income taxes payable                                      0      (88,123)
       Accrued expenses                                    (67,987)      19,437
                                                      ------------- ------------
         Net Cash Used in Operating Activities            (108,168)    (619,578)

INVESTING ACTIVITIES:
 Deferred merger & acquisition costs                       294,268            0
 (Increase) Decrease in short-term investments            (143,693)     269,065
 Purchases of property and equipment                       (48,068)     (64,668)
 Increase in patents and trademarks                        (19,443)     (37,686)
 Proceeds from sale of fixed assets                         10,000            0
                                                      ------------- ------------
   Net Cash Provided by Financing Activities                93,064      166,711

FINANCING ACTIVITIES:
 Net change in revolving line of credit                     70,000      100,000
 Principal payments on long-term debt and capitalized
   lease obligations                                        (6,235)        (247)
 Note payable from acquisition                                   0      190,000
                                                      ------------- ------------
   Net Cash Provided by Financing Activities                63,765      289,753

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         48,661     (163,114)
                                                       ------------- -----------

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                8,693      195,773
                                                       ------------- -----------

CASH AND CASH  EQUIVALENTS AT END
    OF PERIOD                                          $    57,354   $   32,659
                                                       ============= ===========
See accompanying notes.

                              DERMA SCIENCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

     . The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1996.

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

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

Results of Operations

Net Sales and Gross Profit

     Net sales for the third quarter, 1996 decreased $5,992, to $1,311,536 from $1,317,528 in the third quarter, 1995. Increases and decreases in the sales of the Company's products are discussed below.

     Net sales of Dermagran Ointment increased $312,613, or 47%, to $981,280 in the third quarter, 1996 from $668,667 in the third quarter, 1995. Net sales of Dermagran Spray decreased $21,134, or 24%, to $67,313 in the third quarter, 1996 from $88,447 in the third quarter, 1995. Net sales of Dermagran Hydrophilic Wound Dressing decreased $220,550, or 51%, to $212,034 in the third quarter, 1996 from $432,584 in the third quarter, 1995. The decrease in net sales of Dermagran Hydrophilic Wound Dressing is primarily a result of the restructuring of Medicare reimbursement relative to various sizes of this product used for certain purposes. A secondary factor in this decrease is the lowering of prices for this type of dressing by the Company's competition. Net sales of Dermagran Zinc-Saline Wet Dressing decreased $20,321, or 60%, to $13,361 in the third quarter, 1996 from $33,682 in the third quarter, 1995. The decrease in net sales of Dermagran Zinc-Saline Wet Dressing is primarily a result of the restructuring of Medicare reimbursement. Net sales of Dermagran Wet Dressing (Saline) decreased $41,073, or 93%, to $3,120 in the third quarter, 1996 from $44,193 in the third quarter, 1995. The decrease in the sales of this dressing is attributable to the loss of Medicare reimbursement.

     Cost of sales, expressed as a percentage of net sales, decreased from 25% in the third quarter, 1995 to 21% in the third quarter, 1996. Aggregate cost of sales decreased $45,058, or 14%, to $281,728 in the third quarter, 1996 from $326,786 in the third quarter, 1995. These decreases resulted from shifts in the product mix toward relatively higher margin products.

     Gross profit, expressed as a percentage of net sales, increased from 75% in the third quarter, 1995 to 79% in the third quarter, 1996. Aggregate gross profit increased $39,066, or 4%, to $1,029,808 in the third quarter, 1996 from $990,742 in the third quarter, 1995.

Operating Expenses

     Operating expenses increased $280,048, or 30%, from $940,036 in the third quarter, 1995 to $1,220,084 in the third quarter, 1996. Product development expense for the third quarter, 1996 increased as a percentage of sales to 16% from 13% in the third quarter, 1995 and in the aggregate $39,365, or 23%, to $207,868 from $168,503 in the third quarter, 1995. The increase in product development expense is primarily attributable to: (1) submission of a patent and the commencement of clinical trials relative to a new product; (2) submission of a FDA 510(k) application relative to extended claims with respect to one of the Company's products; and, (3) the hiring of a Director of Research and Medical Communications and research consultants.

     Selling, general and administrative expense for the third quarter, 1996 increased as a percentage of net sales to 77% from 59% in the third quarter, 1995 and increased $240,683, or 31%, to $1,012,216 in the third quarter, 1996 from $771,533 in the third quarter, 1995. The increase is primarily attributable to increases in litigation expense, travel and entertainment expense, sales and marketing expense and salaries and wages expense.

     Litigation expense for the third quarter, 1996 expressed as a percentage of sales increased to 10% from 3% in the third quarter, 1995. Aggregate litigation expense increased $94,957 to $129,518 for the third quarter, 1996 from $34,561 for the third quarter, 1995. This increase is primarily attributable to depositions and continuing discovery in ABS LifeSciences, Inc. v. Derma Sciences, Inc. Travel and entertainment expense for the third quarter, 1996 expressed as a percentage of sales increased to 7% from 3% in the third quarter, 1995. Aggregate travel and entertainment expense increased $52,006 to $95,259 for the third quarter, 1996 from $43,253 for the third quarter, 1995. This increase is primarily attributable to furthering the development of international business relationships.

     Sales and marketing expense for the third quarter, 1996 expressed as a percentage of sales increased to 12% from 7% in the third quarter, 1995. Aggregate sales and marketing expense increased $72,235, or 80%, to $162,000 for the third quarter, 1996 from $89,765 for the third quarter, 1995. This increase is primarily attributable to the continuance of the Company's disease management program and increased advertising and product promotional expenses. Salaries and wages expense for the third quarter, 1996, expressed as a percentage of sales, increased to 21% from 15% in the third quarter, 1995. Aggregate salaries and wages expense increased $79,525, or 41%, to $271,182 for the third quarter, 1996 from $191,657 for the third quarter, 1995. This increase is primarily attributable to the hiring of additional personnel, including the Chairman of the Board and Director of Clinical Education, and raises in salaries for existing personnel.

Loss from Operations

     The Company incurred a loss from operations for the third quarter, 1996 in the amount of $190,276 compared to income from operations of $50,706 for the third quarter, 1995. This quarter's loss from operations is primarily attributable to the increase in operating expenses as discussed above.

Net Loss

     The Company had a net loss of $168,216, or $.04 per share, for the third quarter, 1996 compared to net income of $101,036, or $.02 per share, for the third quarter, 1995. This quarter's loss is primarily attributable to the reasons set forth under "Loss from Operations."

Nine Months Ended September 30,1996 Compared to Nine Months Ended September 30, 1995

Results of Operations

Net Sales and Gross Profit

     Net sales for the nine months ended 1996 decreased $212,359, or 5%, to $3,807,934 from $4,020,293 in the nine months ended 1995. The decrease in net sales is primarily attributable to lower sales during the first quarter, 1996.

     Net sales of Dermagran Ointment increased $465,273, or 21%, to $2,681,028 in the nine months ended 1996 from $2,215,755 in the nine months ended 1995. Net sales of Dermagran Hydrophilic Wound Dressing decreased $203,015, or 21%, to $754,384 in the nine months ended 1996 from $957,399 in the nine months ended 1995. Net sales of Dermagran Spray decreased $71,259, or 24%, to $227,400 in the nine months ended 1996 from $298,659 in the nine months ended 1995. Net sales of Dermagran Zinc-Saline Wet Dressing decreased $35,222, or 28%, to $91,866 in the nine months ended 1996 from $127,088 in the nine months ended 1995. Dermagran Wet Dressing (Saline) decreased $141,769, or 91%, to $14,402 in the nine months ended 1996 from $156,171 in the nine months ended 1995. The reasons for the decreases in sales of certain of the Company's products are set forth under "Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995 - Results of Operations - Net Sales and Gross Profit."

     Cost of sales, expressed as a percentage of net sales, decreased from 23% in the nine months ended 1995 to 20% in the nine months ended 1996. Aggregate cost of sales decreased $170,253, or 18%, to $766,945 in the nine months ended 1996 from $937,198 in the nine months ended 1995. The reason for this decrease is set forth under "Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995 - Results of Operations - Net Sales and Gross Profit."

     Gross profit, expressed as a percentage of net sales, increased from 77% in the nine months ended 1995 to 80% in the nine months ended 1996. Aggregate gross profit decreased $42,106, or 1%, to $3,040,989 in the nine months ended 1996 from $3,083,095 in the nine months ended 1995.

Operating Expenses

     Operating expenses increased $410,830, or 13%, from $3,065,076 in the nine months ended 1995 to $3,475,906 in the nine months ended 1996. Product development expense for the nine months ended 1996 increased $108,482, or 22%, to $610,153 from $501,671 in the nine months ended 1995. The increase in product development expense is primarily attributable to the reasons set forth under "Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995 - Results of Operations - Operating Expenses." A secondary factor in the increase is research relative to the expansion of the Company's products into the dermatology market.

     Selling, general and administrative expense for the nine months ended 1996 increased as a percentage of net sales to 75% from 64% in the nine months ended 1995 and increased in the aggregate $302,348, or 12%, to $2,865,753 in the nine months ended 1996 from $2,563,405 in the nine months ended 1995. The increase in selling, general and administrative expense is primarily attributable to increases in litigation expense, sales and marketing expense, salaries and wages expense and general administrative expense.

     Litigation expense for the nine months ended 1996 expressed as a percentage of sales increased to 5% from 3% in the nine months ended 1995. Aggregate litigation expense increased $82,108, or 79%, to $185,469 from $103,361 for the nine months ended 1995. The reason for this increase is set forth under "Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995 - Results of Operations - Operating Expenses." Sales and marketing expense for the nine months ended 1996 expressed as a percentage of sales increased to 14% from 10% in the nine months ended 1995. Aggregate sales and marketing expense increased $128,159, or 33%, to $518,052 for the nine months ended 1996 from $389,893 for the nine months ended 1995. This increase is primarily attributable to the development of the company's interactive wound care brochure, development and introduction of the Company's disease management program, implementation of a telemarketing program and increased advertising and product promotional expenses.

     Salaries and wages expense for the nine months ended 1996, expressed as a percentage of sales, increased to 19% from 15% in the nine months ended 1995. Aggregate salaries and wages expense increased $141,561, or 24%, to $727,769 for the nine months ended 1996 from $586,208 for the nine months ended 1995. The reason for this increase is set forth under "Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995 - Results of Operations - Operating Expenses." General administrative expense for the nine months ended 1996 expressed as a percentage of sales increased to 3% from 1% in the nine months ended 1995. Aggregate general administrative expense increased $55,571, or 93%, to $115,464 for the nine months ended 1996 from $59,893 for the nine months ended 1995. This increase is primarily attributable to business consultants and increased public relations activity.

Loss from Operations

     The Company incurred a loss from operations for the nine months ended 1996 in the amount of $434,917 compared to income from operations of $18,019 for the nine months ended 1995. The loss from operations is primarily attributable to increased operating expenses discussed above.

Net Loss

     The Company incurred a net loss of $322,608, or $.08 per share, for the nine months ended 1996 compared to a net loss of $123,984, or $.03 per share, for the nine months ended 1995.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments at September 30, 1996 decreased $621,880, or 22%, to $2,143,069 from $2,764,949 at
September 30, 1995. The Company's working capital at September 30, 1996 decreased $318,314, or 9%, to $3,243,938 from $3,562,252 at September 30, 1995.


                           Part II - Other Information

Item 1.  Legal Proceedings

     Information required by Item 103 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 29, 1996 and on Form 8-K on July 2, 1996 is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. Except for setforth below, all exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 29, 1996 and on Form 10-QSB on August 13, 1996 are incorporated herein by reference.

      Item              Description
       27               Financial Data Schedule

     (b) Reports of Form 8-K. On July 2, 1996 the Company filed a Form 8-K relative to the settlement of Morgan Paris, Inc. v. Derma Sciences, Inc.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DERMA SCIENCES, INC.



Dated:  November 13, 1996      By:
                                     By:  /s/ Gary L. Borthwick
                                          ---------------------
                                          Gary L. Borthwick, Vice President for
                                          Finance and Operations and Chief
                                          Financial Officer