Form 10KSB
period 1996-12-31
DERMA SCIENCES INC
filed 1997-03-24
CIK 892160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[   X ] Annual Report under Section 13 or 15(d) of the Securities  Exchange Act of 1934 for the fiscal year ended December 31, 1996

[     ] Transition Report under Section 13 or 15(d) of the  Securities  Exchange
        Act of 1934 for the transition period from _____ to _____

Commission file number:  1-31070


                              DERMA SCIENCES, INC.
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                      23-2328753
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

      121 West Grace Street, Old Forge, Pennsylvania         18518
        (Address of principal executive offices)          (Zip code)

Registrant's telephone number:  (717) 457-1232

Securities registered under Section 12(b) of the Exchange Act:
Title of each class                    Name of each exchange on which registered

Common Stock, $.01 par value                      Boston Stock Exchange

Common Stock, $.01 par value                      Pacific Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Check whether the Registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
       Yes      X                 No

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

     Issuer's revenues for its most recent fiscal year were $4,557,931.

     The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of March 3, 1997, was approximately $3,484,586.

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 3, 1997, was 4,067,632.

     Documents Incorporated by Reference: None

                                     Part I

Item 1.  Description of Business

Overview

     Derma Sciences, Inc. (the "Company") was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996 the Company changed its state of domicile to Pennsylvania. The Company engages in the development, marketing and sale of primarily proprietary sprays, ointments and dressings for the management of certain chronic non-healing skin ulcerations such as pressure, diabetic and venous ulcers, surgical incisions and burns. As such wounds primarily afflict the elderly, the Company markets its products through independent distributors mainly to healthcare providers to the geriatric community such as nursing homes, similar extended care facilities, hospitals and home healthcare agencies throughout the United States. For 1998, sales of wound care products in the United States are estimated to attain $3.0 billion. Source: "Wound Dressing, Artificial Skin, Cell Therapy & Related Therapeutics...Evolving Long Term Business Opportunities in Wound Management," POV(R) Reports, Executive Summary Section, page 18, 1996.

     The Company believes that its products offer certain advantages over those of its competitors with respect to wound management, cost effectiveness and ease of use. Improved wound management is achieved by the unique ability of the majority of the Company's products to simultaneously address multiple environmental factors affecting the wound site consisting of moisture, pH balance, infection control, nutrition and protection. The utilization of readily available components and standardized manufacturing techniques contribute to the cost effectiveness of the products. Ease of use results from the formulation and packaging of the Company's wound care products in convenient formats.

     In 1996, the Company experienced a 20% decrease in annual revenue. This decrease is primarily attributable to decreases in Medicare reimbursement relative to a portion of the Company's product line. Revenues increased 20% and 18% in 1994 and 1995, respectively. Revenues are derived principally from the sale of Dermagran Ointment, Dermagran Spray, Dermagran Wet Dressings and Dermagran Hydrophilic Wound Dressing.

     The Company's objective is to become a leading provider of chronic wound care products throughout the United States and selected international markets. The Company seeks to accomplish this objective by internal product development, product acquisitions, product licensing, joint ventures and joint marketing arrangements. The Company introduced one new product in 1996: Dermagran Zinc-Saline Hydrogel. Also in 1996, the Company entered into licensing and distributorship agreements that extended the sale of its products into Malawi, Mozambique, Namibia, South Africa, Zimbabwe and Israel.

Chronic Wounds and Wound Care

Wound Classification

     Wounds are generally classified as acute or chronic in accordance with their healing tendencies. Acute wounds, typically those received as a result of surgery or trauma, heal uneventfully within an expected time frame. The healing of chronic wounds, however, is protracted and subject to complications. Such wounds may linger for weeks, months or years, and may defy all traditional attempts at treatment. In many cases, amputation of the affected limb is the exclusive means of effecting a cure.

     Stage III and IV pressure, venous and diabetic leg ulcers constitute three of the largest categories of chronic wounds. Pressure ulcers, also known as decubitus ulcers or bedsores, result from prolonged pressure on the skin which impairs blood supply to the affected area. Lack of blood supply leads to tissue death and ulceration of the skin and underlying tissue. Venous ulcers, or venous stasis disease, result from poorly functioning veins, particularly in the lower extremities, resulting in venous insufficiency. As a result, blood pools in the legs causing chronic wounds. Diabetic leg ulcers result from diabetic neuropathy. As of 1989 (the latest year for which such data is available), the incidence of various chronic wounds and ulcers in the United States was estimated at not less than: (1) pressure ulcers - 2.1 million cases, (2) venous stasis disease - 500,000 cases and, (3) diabetic leg ulcers - 3 million cases.
Source: "Chronic Wounds, an Overview," Chronic Wound Care, a Clinical Source Book for Health Care Professionals, pages 12-18, 1989.

The Afflicted Population

     A disproportionately large share of total U.S. healthcare costs is attributable to the elderly population. A factor of this disproportionality is the prevalence in elderly patients of chronic wounds. It is estimated that by the year 2000 12.6% (35 million) of the United States population will be over the age of 65 and that 47.6% of that 12.6% will be over the age of 75. Source:
"Wound Dressing, Artificial Skin, Cell Therapy & Related Therapeutics...Evolving Long Term Business Opportunities in Wound Management," POV(R) Reports, Macroeconomic Factors Affecting Wound Care, page 7, 1996. It is also estimated that by the year 2030 more than 20% of all Americans (60 million) will be over the age of 65, and that this segment of the population will account for 50% of total healthcare costs. Source: "Wound Care, an Emerging Discipline," New Directions in Wound Healing, page 2, 1990.

     As of 1989 (the latest year for which such data is available), there were approximately 35 million admissions to nursing homes in the United States. Of these admissions, an estimated 10 to 20 percent suffered from chronic wounds in the nature of pressure sores or venous ulcers. Diabetics are particularly susceptible to chronic non-healing wounds. Diabetics often suffer from inadequate blood circulation and neuropathy, a loss of sensation in the limbs. This predisposes diabetics to chronic wounds, particularly on the legs and feet. In 1989 (the latest year for which such data is available), diabetes was the leading cause of non-traumatic amputations in the United States resulting in approximately 50,000 limb amputations. As of 1989, there were more than 12 million diabetics in the United States of which 25% suffered from chronic non-healing wounds and ulcerations. Source: "Chronic Wounds, an Overview," Chronic Wound Care, a Clinical Source Book for Health Care Professionals, pages 12-18, 1989.

     In 1995, sales of wound care products in the United States were estimated at $2.7 billion. This amount is expected to increase to $3.0 billion in 1998.
Source: "Wound Dressing, Artificial Skin, Cell Therapy & Related Therapeutics...Evolving Long Term Business Opportunities in Wound Management," POV(R) Reports, Executive Summary Section, page 18, 1996.

Principles of Treatment

     Traditional techniques for the treatment of chronic wounds have principally involved cleansing and debriding the wound (removing infected and dead tissue), controlling infection with antibiotics and protecting the wound. For example, topical agents may be applied to chemically clean the wound and remove wound debris and exudate; antibiotics may be administered to decrease the bacterial count in the wound; and protective dressings may be used to protect the wound from trauma. Each of the foregoing treatments is passive in nature. That is, these treatments do not stimulate or accelerate the body's wound healing processes.

     It is generally recognized that several environmental factors affecting the wound site are of critical importance in the wound healing process. Among these factors are: (1) adequate moisture, (2) pH balance, (3) infection control, (4) nutrition, and (5) protection. The foregoing factors are sometimes referred to in this filing as the "traditional wound care factors." Virtually all currently available wound healing products seek to influence one or more of these factors in order to promote an environment conducive to healing.

     Wound care products are typically categorized according to the environmental healing factors which they are designed to influence. Thus, moisturizers provide and maintain moisture in the wound; cleansers clean the wound; antimicrobials control infection; and dressings protect the wound from trauma and other harmful influences.

     In addition to the above described factors, medical researchers generally agree that trace amounts of certain elements are necessary to many biological processes involved in wound healing. Among the elements so identified is zinc. The precise role of zinc in the wound healing process is not well understood. Likewise, there is disagreement among medical practitioners as to the most efficacious method of ensuring an adequate supply of zinc at the wound site.

The Company's Products

Product Descriptions

     The Company develops, markets and sells mostly proprietary topical preparations and devices primarily devoted to the management of certain pressure and venous ulcers. Secondary product uses include treatment of wounds or skin irritations caused by surgical incisions, abrasions, burns and skin tears. The Company believes that its products offer certain advantages over those of its competitors with respect to wound management, cost effectiveness and ease of use. Improved wound management is attributable both to the unique ability of the majority of the Company's products to simultaneously address multiple traditional wound care factors and the Company's focus on zinc as a primary wound nutrient. The utilization of readily available components and standardized manufacturing techniques contribute to the cost effectiveness of the products. Ease of use results from the formulation and packaging of the Company's wound care products in convenient formats.

     The Company's products, together with their features and uses, are described below:

     1. Dermagran Ointment. Dermagran Ointment is a topical ointment with a lanolin odor and is packaged in both jars and tubes. The product's active ingredient is aluminum hydroxide gel. Dermagran Ointment, when used in conjunction with Dermagran Spray, addresses all five traditional wound care factors. Indicated uses include stage I and II pressure and venous ulcers, incisions, burns and other skin irritations. Dermagran Ointment is marketed in accordance with the FDA regulatory policy on OTC drugs.

     2. Dermagran Spray. Dermagran Spray is a colorless, odorless liquid and is packaged in translucent plastic bottles with pump spray nozzles. The product's active ingredient is zinc acetate. Dermagran Spray, when used in conjunction with Dermagran Ointment, addresses all five traditional wound care factors. Indicated uses are similar to those for Dermagran Ointment. Dermagran Spray is marketed in accordance with the FDA regulatory policy on OTC drugs.

     3. Dermagran II Moisturizing Spray. Dermagran II Moisturizing Spray, which may be used either alone or with Dermagran II Ointment, is a colorless, odorless liquid and is packaged in translucent plastic bottles with pump spray nozzles. The product's active ingredient is zinc chloride. Dermagran II Moisturizing Spray, when used in conjunction with Dermagran II Ointment, addresses all five traditional wound care factors. Indicated uses include stage I through IV pressure and venous ulcers. This product, which is not sold domestically, is presently manufactured and sold in Canada. Dermagran II Moisturizing Spray has been approved for sale in Canada by the Canadian Health Protection Branch. This product, when used in conjunction with Dermagran II Ointment, is indicated in the treatment of decubitus ulcers.

     4. Dermagran II Ointment. Dermagran II Ointment, which may be used either alone or with Dermagran II Moisturizing Spray, is a topical ointment with a lanolin odor and is packaged in both jars and tubes. The product's active ingredient is magnesium hydroxide. Dermagran II Ointment, when used in conjunction with Dermagran II Moisturizing Spray, addresses all five traditional wound care factors. Indicated uses are similar to those for Dermagran II Moisturizing Spray. This product, which is not sold domestically, is presently manufactured and sold in Canada. Dermagran II Ointment has been approved for sale in Canada by the Canadian Health Protection Branch. This product, when used in conjunction with Dermagran II Moisturizing Spray, is indicated in the treatment of decubitus ulcers.

     5. Dermagran Wet Dressing (Saline). Dermagran Wet Dressing (Saline) is a sterile 4" x 8", 12 ply gauze dressing saturated with sterile solution and packaged in foil envelopes with peel-down tabs. The FDA has granted a Section 510(k) approval for the marketing and sale of this dressing. Dermagran Wet Dressing (Saline) addresses the traditional wound care factors of moisture, infection control and protection. Indicated uses are the management of pressure sores, venous ulcers, incisions, burns and skin irritations. Dermagran Wet Dressing (Saline) is appropriate whenever a saline dressing is indicated. This product provides a convenient, economical method of compliance with requirements for aseptic technique in the treatment of pressure sores and similar wounds.

     6. Dermagran Zinc-Saline Wet Dressing. Dermagran Zinc-Saline Wet Dressing is similar to Dermagran Wet Dressing (Saline) described above with the addition of trace amounts of zinc. The FDA has granted a Section 510(k) approval for the marketing and sale of this dressing. Dermagran Zinc-Saline Wet Dressing addresses all five traditional wound care factors. The medical indications for Dermagran Zinc-Saline Wet Dressing are the same as for Dermagran Wet Dressing (Saline).

     7. Dermagran   Hydrophilic  Wound  Dressing.  Dermagran  Hydrophilic  Wound
Dressing is an advanced hydrogel formulation available as: (1) a gauze impregnated with a hydrophilic compound, and (2) a "bulk" (not impregnated in gauze) hydrophilic dressing packaged in tubes. The FDA has granted a Section 510(k) approval for the marketing and sale of this dressing in both forms. Dermagran Hydrophilic Wound Dressing addresses all five traditional wound care factors. Indicated uses are the management of all stages of pressure sores, diabetic ulcers, first and second degree burns and surgical incisions. Marketing and sale of Dermagran Hydrophilic Wound Dressing (gauze) began in December, 1993. The marketing and sale of Dermagran Hydrophilic Wound Dressing (bulk) began in December, 1995.

     8. Dermagran Tri-Zinc Incontinent Wash. Dermagran Tri-Zinc Incontinent Wash is a cleanser packaged in an eight ounce opaque plastic bottle with a pump spray nozzle. Dermagran Tri-Zinc Incontinent Wash removes dry fecal matter and odor resulting from incontinence. Sales of Dermagran Tri-Zinc Incontinent Wash have not been a material income producing factor, therefore, the Company is currently phasing out the sale of this product.

     9. Dermagran Wound Cleanser with Zinc. Dermagran Wound Cleanser with Zinc is a saline wound cleanser with moisturizing and lubricating properties packaged in a four ounce translucent plastic bottle with a single stream dispenser tip nozzle. The FDA has granted a Section 510(k) approval for the marketing and sale of this cleanser. The indicated use of this product is to cleanse dermal wounds while contributing to the maintenance of a mildly acidic wound environment. The marketing and sale of this product began in the fourth quarter, 1995. Sales of this product have not been a material income producing factor.

     10. Dermagran Zinc-Saline Hydrogel. Dermagran Zinc-Saline Hydrogel is a clear hydrogel to be packaged in tubes. The FDA has granted a Section 510(k) approval for the marketing and sale of this hydrogel. Dermagran Zinc-Saline Hydrogel addresses all five traditional wound care factors. The medical indications of this hydrogel are the management of all stages of pressure sores, first and second degree burns and surgical incisions. Due to its ability to conform to deep, difficult-to-reach wound beds, and the recognized importance of zinc as an element essential to wound healing, the Company believes this is an important addition to the Company's product line. Marketing and sale of Dermagran Zinc-Saline Hydrogel began in the third quarter, 1996 and totaled approximately $6,600.

Product Development

     The Company has incurred expenditures for product development in 1995 and 1996 of $688,141 and $803,744, respectively. The Company does not intend to develop any product which would require it to file a New Drug Application ("NDA"), or its equivalent, with the FDA or similar foreign agencies. Rather, the Company will seek to market its current and newly developed or acquired products in accordance with such abbreviated approval procedures as may be available. These procedures have included in the past, and are likely to include in the future, applications under the FDA's Tentative Final Monographs (relating to known "active ingredients") and Section 510(k) (relating to "medical devices"), together with analogous foreign procedures. See "Governmental Regulation."

     Products under development by the Company include the following:

     1. Dermagran Barrier Cream. Dermagran Barrier Cream is a cream to be distributed in tubes. The treatment objective of this cream is to protect the skin from external irritants associated with incontinence.

     2. Dermagran Hydrocolloid Dressing. Dermagran Hydrocolloid Dressing is a single unit dose dressing. The treatment objectives of this hydrocolloid dressing are to remove wound exudate and provide protection for one-quarter inch to one-eighth inch wounds and partial thickness burns. The Company believes this dressing will be an important addition to the Company's product line since it requires less frequent changing and provides increased cost effectiveness. The marketing and sale of Dermagran Hydrocolloid Dressing will require Section 510(k) approval from the FDA.

Product Sourcing and Quality Control

     The Company does not maintain manufacturing facilities and it contracts for the production and packaging of its entire product line. The following table lists the Company's manufacturers as of December 31, 1996, together with the products manufactured by each:

       Manufacturer                             Product
       ------------                             -------

 Topiderm, Inc.                  Dermagran Ointment
 Bohemia, New York               Dermagran Hydrophilic Wound Dressing (bulk)

 Applied Labs                    Dermagran Spray
 Columbus, Indiana               Dermagran Tri-Zinc Incontinent Wash
                                 Zinc-Saline solution for Dermagran Zinc-Saline
                                     Wet Dressing

 Kendall Health Care Products    Dermagran Wet Dressing (Saline)
 Mansfield, Massachusetts        Dermagran Zinc-Saline Wet Dressing

 Technol, Inc.                   Dermagran Hydrophilic Wound Dressing (gauze)
 Fort Worth, Texas

 Ambix Laboratories              Dermagran Wound Cleanser with Zinc
 East Rutherford, New Jersey     Dermagran Zinc-Saline Hydrogel
                                 Hydrophilic compound for Dermagran
                                     Hydrophilic Wound Dressing

 Contract Pharmaceuticals Ltd.   Dermagran II Ointment
 Mississauga, Ontario            Dermagran II Moisturizing Spray


     The Company has a three year manufacturing contract, expiring January 1, 1998, with Kendall Health Care Products, the manufacturer of the Company's Wet Dressings. This contract provides for minimum purchases in 1997 of $189,034. Failure to meet minimum purchase requirements could result in contract cancellation.

     The Company's products utilize readily available components. There are numerous laboratories and production facilities with the capability of producing the Company's products to the standards required by the FDA, the Company and the pharmaceutical industry. Given the availability of other suppliers, the Company does not believe that the loss of one or more of its suppliers would adversely affect its operations.

     The Company requires that all of its suppliers conform to the standards set forth in the Good Manufacturing Practice ("GMP") regulations promulgated by the FDA. See "Government Regulation." No product batch is released for shipment until a quality control analysis thereof is reviewed and approved by the Company.

Patents and Proprietary Technology

     Certain of the Company's products have received patent protection in several countries under the title "Two-Step Procedure for Indolent Would Healing and Aqueous Medium and Topical Ointment Used in Connection therewith." Patent applications are pending in various other countries. Countries where patent applications have been made, application status and, where applicable, patent expiration dates are set forth below:

      Country                    Status                 Expiration Date
      -------                    ------                 ---------------

     Australia                   Issued                 November 11, 2003

     Canada                      Issued                 March 5, 2008

     Egypt                       Pending                     ---

     European Community*         Issued                 March 20, 2007

     Ireland                     Issued                 March 24, 2007

     Japan                       Pending                     ---

     Mexico                      Issued                 April 2, 2007

     Philippines                 Issued                 July 1, 2008

     Spain                       Issued                 February 26, 2008

     United States               Issued                 July 11, 2006
__________________________
*    The European  Community is comprised of the following  countries:  Austria,
     Belgium,   France,  Germany,  Italy,   Luxembourg,   Netherlands,   Sweden,
     Switzerland and United Kingdom.

     The Company believes that the foregoing patents and patent applications afford reasonable protection to the Company against the unauthorized copying of the technology embodied in the subject products. However, it must be emphasized that: (1) the means whereby the products may stimulate and accelerate wound healing are unknown, and (2) the chemical and biological processes bearing upon wound healing are highly complex and subject to a wide variety of influences and stimuli. As such, it is possible that others will develop wound healing products equal or superior to those of the Company without infringing the Company's patents.

     The Company's policy is to seek, when appropriate, protection for candidate products and proprietary technology by filing patent applications in the United States and other jurisdictions. There can be no assurance that the Company will file additional patent applications or that any patent will issue on any of the Company's patent applications. Even if such patents issue, there can be no assurance that the patents will provide protection against competitive products or otherwise be commercially valuable. Patent law relating to the scope of claims with respect to wound care pharmaceutical products is still evolving, and the Company's patent rights are subject to this uncertainty. Furthermore, the existence of patent rights does not provide absolute assurance against infringement of these rights. The prosecution and defense of patent claims is both costly and time consuming, regardless of outcome.

     The Company has trademark rights in the names of each of its products. Dermagran is a registered trademark of the Company and may be used in conjunction with the names of each of the Company's products. In addition, Tri-Zinc is a registered trademark of the Company and is used in conjunction with Dermagran Tri-Zinc Incontinent Wash. Dermagran II is also a registered trademark of the Company and is used in conjunction with Dermagran II Moisturizing Spray and Dermagran II Ointment, products sold only in Canada.

     An important part of the Company's product development strategy is to acquire, by purchase or license, proprietary wound care technology from other parties. There can be no assurance that the Company will be able to obtain such technology on acceptable terms, if at all. An inability to obtain such technology will not interfere with the Company's plans to develop its own proprietary technology or to commercialize wound care products it has developed. Such inability to license proprietary wound care technology could have a material adverse effect on the Company's business.

     The Company relies upon trade secrets and other unpatented proprietary information in its product development activities. The Company's employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while in the employ of the Company. The Company also has entered into non-disclosure agreements which are intended to protect its confidential information delivered to third parties for research and other purposes. There can be no assurance that these agreements will provide meaningful protection of the Company's confidential or proprietary information.

Distribution and Sales

Domestic

     Most of the Company's wound care products are distributed and sold domestically pursuant to the Company's "master distributor" distribution system. Master distributors purchase products directly from the Company and distribute the products, through their network of representatives and dealers, to end users. Master distributors enter into master distributorship agreements with the Company which provide for product purchase quotas. While the Company provides suggested pricing formulas or guidelines, the master distributor retains sole discretion to determine the price at which to sell the products. Master distributors are responsible for supervising their own network of representatives and dealers. Compensation to master distributors is in the form of markups on products distributed by master distributors to their representatives and dealers and by commissions earned on products sold and distributed, by whatever means, to national accounts or end users within a given master distributor's territory.

     The Company's domestic master distributors and their respective sales territories are set forth below:

      Distributor                            Sales Territories
      -----------                            -----------------

   D-LUX Products, Inc.              Arizona, California, Hawaii, Nevada,
   Corona, California                New Mexico

   Dimensions Distributing, Inc.     Connecticut,  Maine,  Massachusetts,
   Norton, Massachusetts             New Hampshire, Rhode Island, Vermont

   GMI, Inc.                         New Jersey, New York, Pennsylvania
   Port Washington, New York

   InnerQuest Sales, Inc.            Illinois, Indiana, Iowa, Kansas, Michigan,
   Lamont, Illinois                  Minnesota, Missouri,Montana, Nebraska,North
                                     Dakota, South Dakota, Wisconsin

   Med Surg Systems, Inc.            Alaska, Idaho, Montana, Oregon, Washington
   Seattle, Washington

     Distributor                            Sales Territories
     -----------                            -----------------

   Medical Marketing, Inc.           Utah
   Salt Lake City, Utah

   Medical Resources, Inc.           Alabama, Delaware, Florida, Georgia,
   Richmond, Virginia                Kentucky, Maryland, Mississippi, North
                                     Carolina, Ohio, South Carolina,  Tennessee,
                                     Virginia,  Washington DC, West Virginia

   Positive Health Products, Inc.    Arkansas, Louisiana, Oklahoma, Texas
   Katy, Texas                       (selected areas)

   Resource Medical, Inc.            Texas (selected areas)
   Fort Worth, Texas

   Transworld Home Healthcare, Inc. Puerto Rico, U.S. Virgin Islands Red Bank, New Jersey


     Two of the Company's master distributors are responsible for a significant portion of its product revenues, representing approximately 33% of total net sales in 1996. GMI, Inc. and Medical Resources, Inc. were responsible for approximately 21% and 12%, respectively, of the Company's total net sales in 1996. The loss of one of these master distributors could have a material adverse effect on the Company's business.

     Dealers, representatives and wholesalers are subject to the authority of master distributors and must satisfy various criteria established by the Company as a prerequisite to distributing the Company's products. Among these requirements are the maintenance of reasonable product inventories, employment of sales personnel knowledgeable in the marketing, sale and use of the products, and the conduct of various marketing activities, including in-service and educational seminars relative to the products. Dealers, representatives and wholesalers may market to pharmacies or may distribute directly to nursing homes, hospitals and home healthcare agencies. Compensation of dealers, representatives and wholesalers is derived from markups on the Company's products distributed by them.

     In addition to product distribution through master distributors, the Company distributes products through its national accounts program. A national account is a customer who purchases products in one master distributor's territory and then reships the products to places of business in other master distributors' territories. The Company sells its products directly to a national account and receives a tracking list indicating the ultimate destinations of the products. Once the tracking list is received, the Company makes payments to the affected master distributors equivalent to the difference between the master distributor price and the actual price paid by the national account, net of discounts and fifty percent of freight costs. The national accounts program represented 33% of the Company's total net sales in 1996.

International

     The Company's wound care products are distributed and sold internationally pursuant to various licensing and distribution agreements. The Company has licensing and/or distribution agreements with companies in Egypt, Indonesia, Canada, the Philippines, the South African region and Israel. The Company currently seeks to penetrate the European and Latin American markets.

     All of the Company's wound care products are currently sold in Egypt. The Company's distributor for Egypt is Pharmaserve, Ltd., Cairo. Pharmaserve established a scientific office in Cairo in August, 1995 to disseminate information about the Company's products. Sales in Egypt in 1996 totaled approximately $50,000. Presently, the parties are operating under an exclusive agency agreement which provides for a 12% commission payable to Pharmaserve but does not provide for minimum purchase quotas. The Company expects that a written distributorship agreement providing for minimum purchase quotas and territorial exclusivity will be executed in the near future.

     On June 24, 1994, the Company granted an exclusive license to manufacture, distribute, market and sell all of its products in a designated territory to P.T. Tempo Scan Pacific ("Tempo"), Jakarta, Indonesia. Tempo's territory consists of Indonesia, Malaysia, Singapore, Myanmar, Thailand, Brunei, Vietnam, Laos, Cambodia, Hong Kong and Macao. Tempo has commenced distribution of the Company's products in Indonesia and is prepared to further introduce the Company's products to other countries in its territory as the products receive approval by each country's health authority. Pursuant to the Agreement, Tempo is required to make the following minimum annual purchases: $314,500 in 1995, $439,325 in 1996; $458,950 in 1997; $505,950 in 1998; and $548,800 in 1999. In
addition, Tempo is required to make royalty payments of 3.5% of its sales (net of sales taxes) to the Company. Purchases by Tempo in 1995 and 1996 were in the amounts of $76,191 and $45,000, respectively, and fell short of minimum purchase requirements. The Company has determined that Tempo's failure to meet 1995 and 1996 minimum purchase requirements were attributable to delays in receiving the necessary regulatory approvals from Indonesian authorities. Accordingly, the Company has waived Tempo's 1995 and 1996 minimum purchase requirements.

     On May 10, 1995, the Company granted an exclusive license to manufacture, distribute, market and sell Dermagran II Ointment and Dermagran II Moisturizing Spray in Canada to Trans CanaDerm, Inc. ("TCD"), Montreal, Quebec. The Agreement requires that TCD pay the Company a $100,000 (CDN) prepaid royalty upon Quality Control verification of the first batch of product together with prepaid royalties of $85,000 (CDN), $60,000 (CDN) and $30,000 (CDN) upon provincial formulary listings in Ontario, Quebec and British Columbia, respectively. Royalties, net of the foregoing prepayments, will be based on 15% of net sales during the life of the Company's patent. In addition, once certain sales targets are achieved, TCD will pay the Company milestone payments of up to $750,000
(CDN). The Company did not receive any royalties from TCD in 1996.

     On April 8, 1995, the Company granted an exclusive license to distribute, market and sell all of its products in the Philippines to Inter-Health, Inc. ("Inter-Health"), Manila. Inter-Health has filed registration applications relative to the Company's products with the appropriate health agencies of the Philippines. Upon completion of product registration, Inter-Health is required to make the following minimum annual purchases: $164,436 in the first year; $193,696 in the second year; $266,396 in the third year; $294,818 in the fourth year; $325,186 in the fifth year; and $350,947 in the sixth year. Sales have not yet commenced in the Philippines.

     On January 29, 1996, the Company granted an exclusive license to distribute, market and sell all of its products in Malawi, Mozambique, Namibia, South Africa and Zimbabwe to Manta Medical ("Manta"), Bryanston, South Africa. Product registration applications are being processed. Upon completion of product registration, Manta is required to make the following minimum annual purchases: $115,000 in the first year; $138,000 in the second year; $165,000 in the third year; $198,000 in the fourth year; and $237,600 in the fifth year. Sales have not yet commenced in Manta's territory.

     On October 31, 1996, the Company granted an exclusive license to distribute, market and sell seven of its products in Israel to Gamida-MedEquip, Ltd. ("Gamida"), Givat Savyon, Israel. Minimum purchase requirements are to be established after December 31, 1997. Sales have not yet commenced in Israel.

Third Party Reimbursement

     The Company sells its wound care products to nursing homes, hospitals and home healthcare agencies. Several of the Company's dealers seek reimbursement from third party payors such as Medicare, Medicaid, health maintenance organizations and private insurers, including Blue Cross/Blue Shield. The availability of reimbursement from such third party payors is a significant factor in the Company's sales of wound care products.

     Medicaid is a federally funded program administered by the states. Medicaid insurance is available to individuals who have no Medicare or private health insurance or to individuals who have exhausted their Medicare benefits. Included in the Medicaid insurance coverage are in-patient stays in long term care facilities, hospitalization and drugs.

     Medicaid reimbursement of the Company's products is dependent upon Company paid rebates to state Medicaid agencies. Effective January 1, 1991, the Omnibus Budget Reconciliation Act of 1990 requires pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, to enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company's quarterly net sales and the average manufacturer price of the individual products. Historically, Medicaid rebates have ranged between 3% and 5% of the Company's net sales.

     Medicare is a federally funded program administered by four private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. The majority of the Company's products are eligible to receive reimbursement from Medicare. However, certain of these products have been the subject of past Medicare reimbursement cutbacks. In 1991 the Health Care Financing Administration ("HCFA") implemented a 73.3% reduction in reimbursements for wound care kits. These cutbacks were applicable to all claims submitted for Medicare reimbursement and were sought to be applied retroactively. Wound care kit reimbursements by Medicare were temporarily suspended pending determination of the legality of the retroactive aspect of the cutbacks. Reimbursements were resumed in the first quarter, 1992.

     Since 1991, Medicare reimbursement relative to wound care kits was limited to wound dressings necessitated by, and used within two weeks of, surgery. Non-dressing components of the kits were ineligible for reimbursement. Dressings used in non-surgical applications or outside of the two-week period following surgery were, likewise, ineligible for reimbursement. On June 1, 1994, HCFA adopted amendments liberalizing the Medicare Carrier's Manual relative to reimbursement of wound care products. Effective with the adoption of these amendments, all dressings utilized after debridement of a wound became eligible for Medicare reimbursement. In addition to dressings, components of wound care kits utilized to secure dressings, such as tape and gauze, also became eligible for reimbursement. The HCFA amendments restructured the manner in which wound care products were classified. Such restructuring served to place products in separate categories thereby allowing for reimbursement pricing by category. All of the Company's products except Dermagran Spray and Dermagran Tri-Zinc Incontinent Wash were listed as eligible for reimbursement.

     Recently HCFA amended its policies to exclude Wound Care Kits from Medicare reimbursement. However, sold separately, the Company's products, with the exception of Dermagran Spray, Dermagran Wound Cleanser with Zinc and Dermagran Tri-Zinc Incontinent Wash, continue to be eligible for Medicare reimbursement. For this reason, the Company phased out the sale of Wound Care Kits in the first quarter, 1996.

     Federal and state governments, as well as private insurers, will continue their pursuit of programs designed to control or reduce the cost of health care. These cost cutting measures may include reductions in reimbursements and/or increases in rebates for wound care products. As such, there can be no assurance as to whether reimbursements for the Company's products will continue to be available or as to the future extent of the Company's rebate obligations.

Competition

The Wound Care Industry

     The wound care sector of the pharmaceutical industry is characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical and specialized pharmaceutical companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many specialized pharmaceutical companies have formed collaborations with large, established companies to support research, development and commercialization of wound care products which may be competitive with those of the Company. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize wound care products on their own or through joint ventures. The existence of competing products or treatments, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

Competing Product Descriptions

     The Company's competitors market several varieties of wound care products which compete with those of the Company. The following table sets forth generic descriptions of these products:

      Product                                  Description
      -------                                  -----------

Skin protectants ............Creams,  gels,  pastes or foams  used to  protect the skin from friction, abrasions and moisture.

Wound cleansers .............Cleansing  solutions used to remove wound debris, exudate and bacteria.

Gauze dressings .............Impregnated  and  dry  dressings used to protect and/or deliver substances to the wound site.

Antimicrobials, antiseptics,
antibiotics..................Drugs, often in topical application format, used to prevent and control infection.

Transparent films ...........Clear, plastic-like wound coverings used to provide protection and maintain moisture in the wound site.

Hydrocolloids ...............Fluid-absorbing dressings which  maintain  a  moist wound environment and provide infection control and pH balance.

Gels/hydrogels ..............Water based preparations used to provide  moisture, protection and drainage absorption to the wound.

Calcium alginates ...........Highly  absorbent dressings used  to  remove  wound exudate.

     The foregoing products are similar in many respects to those of the Company in that they are designed to address one or more of the "traditional wound care factors."

Competitive Analysis

     Although the Company is considerably smaller than, and lacks the resources of, the majority of its competitors, the Company believes that its products compare favorably with those of its competitors with respect to: (1) wound management, (2) cost effectiveness, and (3) convenience and ease of use. All five traditional wound care factors are addressed by the majority of the Company's products. Additionally, the proprietary technology that is employed by the majority of these products, in the opinion of management, would be difficult, time consuming and expensive to circumvent. For these reasons, management believes the Company possesses attributes which will enable it, for the near term, to compete successfully in the wound care field. The ultimate ability of the Company to remain competitive depends upon its ability to develop or acquire, and commercialize, wound care technologies which are superior to those of its competitors.

     The following table lists the Company's major competitors, their competing products and the Company's competitive products:

Competitor         Competitor's Product     Company's Competitive Product
----------         --------------------     -----------------------------

Sween Corporation  Sween Cream              Dermagran Ointment/Dermagran Spray
                   Peri-Wash(R)Incontinent  Dermagran Tri-Zinc Incontinent Wash
                   Cleanser-Deodorizer

Carrington Labs    Cara-Klenz TM            Dermagran Wound Cleanser with Zinc
                   Carra Foam TM Skin
                   Perineal Cleanser        Dermagran Tri-Zinc Incontinent Wash
                   Carrington Dermal
                   Wound Gel TM             Dermagran Hydrophilic Wound Dressing
                                            Dermagran Zinc-Saline Hydrogel
                   Carrasyn TM              Dermagran Hydrophilic Wound Dressing
                                            Dermagran Zinc-Saline Hydrogel

C.R. Bard          Biolex Wound Gel         Dermagran Hydrophilic Wound Dressing
                                            Dermagran Zinc-Saline Hydrogel
                   Biolex Wound Cleanser    Dermagran Wound Cleanser with Zinc
                   Hygiene1(R)              Dermagran Tri-Zinc Incontinent Wash

Calgon Vestal      Aloe Vesta(R) Perineal   Dermagran Tri-Zinc Incontinent Wash
                   Solution

Dow B.             Granulex TM              Dermagran Ointment/Dermagran Spray
 Hickman/steriseal

Smith & Nephew     Intrasite Gel TM         Dermagran Hydrophilic Wound Dressing
 United                                     Dermagran Zinc-Saline Hydrogel

Southwest          Elastogel TM             Dermagran Hydrophilic Wound Dressing
 Technologies                               Dermagran Zinc-Saline Hydrogel

Kendall Health     Curity Wet Dressings(R)  Dermagran Wet Dressing (Saline)
 Care Products                              Dermagran Zinc-Saline Wet Dressing
                                            Dermagran Hydrophilic Wound Dressing
                                            Dermagran Zinc-Saline Hydrogel

Government Regulation

Scope of Regulation

     The manufacture, distribution and advertising of the Company and its products are subject to regulation by numerous federal and state governmental agencies in the United States and by similar agencies in foreign countries. The United States Food and Drug Administration ("FDA") is responsible for enforcement of the Federal Food, Drug and Cosmetic Act ("FDC Act") which regulates drugs and devices manufactured and distributed in interstate commerce. The Company's products are either drugs or medical devices pursuant to the FDC Act. The Federal Trade Commission ("FTC") administers the Federal Trade Commission Act ("FTC Act") which regulates the advertising of products including drugs and devices. All states have individual laws which resemble the FDC Act and the FTC Act.

Medical Devices

     The  following  products  are  devices  within the  meaning of the FDC Act:
Dermagran Wet Dressing (Saline), Dermagran Zinc-Saline Wet Dressing, Dermagran Hydrophilic Wound Dressing, Dermagran Wound Cleanser with Zinc and Dermagran Zinc-Saline Hydrogel. Dermagran Hydrocolloid Dressing, which is currently under development by the Company, is also a device within the meaning of the FDC Act.

     The FDC Act requires that all devices for human use marketed in the United States prior to May 28, 1976 ("Preamendment Devices") be classified by the FDA, based on recommendations of expert panels, into one of three regulatory classes. Class I products are subject only to the general controls which apply to all devices, irrespective of class. General controls include the registration of manufacturers, recordkeeping requirements, labeling requirements, and Good Manufacturing Practice ("GMP") regulations.

     Class II devices are those for which general controls are not sufficient to ensure safety and effectiveness, and for which enough information exists to develop a standard. These devices are required to meet performance standards established by the FDA. Performance standards may specify materials, construction components, ingredients, labeling and other properties of the device. A standard may also provide for the testing of devices to ensure that different lots of individual products conform to the requirements.

     The most restrictive controls are applied to devices placed in Class III. Class III devices are required to have FDA approval for safety and effectiveness before they can be marketed unless the FDA determines that pre-market approval is not necessary. Pre-market approval necessitates the compilation of extensive safety and effectiveness data which is extremely expensive to compile and it would take years to achieve approval.

     Devices marketed after May 28, 1976 are considered to be one of two kinds: those that are and those that are not substantially the same as a Preamendment Device. Those that are substantially equivalent to a Preamendment Device are classified the same as the equivalent pre-amendment product. Those new devices which are not substantially equivalent to Preamendment Devices are automatically in Class III, requiring pre-market approval.

     All manufacturers are required to give the FDA ninety days notice before they can introduce a device on the market. During the ninety-day period, the FDA will determine whether the device is or is not substantially equivalent to a Preamendment Device. If the FDA determines that the device is not substantially equivalent to a Preamendment Device, it is automatically in Class III and the manufacturer will have to provide the FDA with a Premarket Approval Application ("PMA") containing evidence that the device is safe and effective before the device may be commercially distributed to the public. The manufacturer may, however, try to convince the FDA to reclassify the device by filing a reclassification petition.

     All of the devices currently marketed by the Company have been found by the FDA to be substantially equivalent to a Preamendment Device. Also, it appears that the devices under development by the Company are substantially identical to Preamendment Devices and will not require the submission and approval of a PMA.

Drugs

     The Company's products which are classified as drugs pursuant to the FDC Act are Dermagran Spray and Dermagran Ointment. Pursuant to the provisions of the FDC Act the FDA has been given extensive authority to regulate the manufacture and distribution of drugs.

     "New" drugs are very closely regulated by the FDA. A drug is a "new drug" if it is not generally recognized among scientifically qualified experts as safe and effective for use under the conditions indicated in its labeling. In addition, a drug is a new drug if it has not been used to a material extent or for a material time under the indicated conditions, apart from use in safety and effectiveness investigations, even if the drug has become generally recognized as safe and effective as a result of such investigation. The definition applies not only to active ingredients but to finished drug products as well.

     A new drug may not be commercially marketed in the United States unless it has been approved as safe and effective by the FDA. Such approval is based on a New Drug Application ("NDA") submitted by the sponsor of the drug containing acceptable scientific data including the results of tests to evaluate its safety and substantial evidence of effectiveness for the conditions for which the drug is to be offered. Drugs that are not "new" are not subject to the "new drug" procedure, but must comply with all other drug requirements, including registration, labeling, and GMP regulations.

     Prior to the commencement of clinical studies to compile the data necessary for approval of a NDA, the sponsor must obtain approval of an Investigational New Drug Application to commence investigations regarding the safety and effectiveness of drugs.

Over-the-Counter Drugs

     Prescription drugs may be dispensed only by or on the prescription of a licensed practitioner and must be labeled: "Caution: Federal law prohibits dispensing without prescription." In general, a drug is restricted to the prescription class if it is not safe for use except under professional supervision. All drugs having characteristics that do not require prescription dispensing are considered to be over-the-counter ("OTC") drugs. The Company's drug products are classified as OTC drugs.

     In 1972, the FDA began a comprehensive review of the safety, efficacy, and labeling of all OTC drugs for the purpose of establishing the conditions under which such drugs could be generally recognized as safe, effective, and not misbranded. To facilitate the review, these drug products were grouped into therapeutic classes, and advisory panels were established to review each class. The panels completed their review in 1983, and it remains for the FDA to complete the rulemaking process.

     On the basis of the recommendations submitted by the panels, the FDA issues monographs setting forth the conditions under which OTC drugs in each class are deemed to be generally recognized as safe, effective, and not misbranded. Generally, the administrative process includes the publication of a "Preliminary," "Tentative Final," and "Final Monograph." During the rulemaking process, products are placed into one of three categories describing whether a drug is deemed to be generally recognized as safe and effective and not misbranded (Category I), to be not generally recognized as safe and effective or misbranded (Category II), or to lack sufficient data for categorization (Category III). Products that do not comply with general OTC regulations or an applicable Final Monograph are subject to a regulatory action. Any OTC drug not in compliance with the content and labeling requirements of a Final Monograph is subject to a regulatory action unless it is the subject of an approved new drug application. The FDA has issued a Compliance Policy Guide in which it determined that it would not pursue regulatory action against OTC drugs prior to the adoption of a final regulation unless failure to do so presents a potential public health hazard.

     Dermagran Spray and Dermagran Ointment are currently being marketed as over-the-counter skin protectant drug products. Skin protectant products are the subject of an ongoing FDA rule making procedure which will result in the issuance of a final regulation specifying those active ingredients which are permitted in, and designating labeling requirements for, such products. Preliminary Monographs and Tentative Final Monographs applicable to Dermagran Spray and Dermagran Ointment have been issued by the FDA in 1978 and 1984, respectively.

     Dermagran Spray and Dermagran Ointment have been formulated and labeled in accordance with the proposals outlined in the Preliminary Monograph. The Dermagran Spray and Dermagran Ointment labels carry treatment indications of "For symptoms of oozing and weeping due to rubbing or friction" and "For the temporary protection and lubrication of minor skin irritations such as intertrigo, chafing, galling, rubbing or friction," respectively.

     Under the Tentative Final Monograph, products formulated and identified in the manner of Dermagran Spray and Dermagran Ointment would be required to carry treatment indications of "Dries the oozing and weeping of poison ivy, poison oak and poison sumac." Thus, if the proposals outlined in the Tentative Final Monograph are adopted without modification in a final regulation, and if no modifications were made to the formulations of Dermagran Spray and Dermagran Ointment, the treatment indications on the current Spray and Ointment labels would have to be revised.

     It is currently impossible to predict when the FDA will promulgate a final regulation, what the final regulation will provide or how a final regulation (monograph) will affect either of these products or their labels. Pursuant to the FDA's Compliance Policy Guide, discussed above, Dermagran Spray and Dermagran Ointment may be marketed under their current monographs until one year following the issuance of a Final Monograph. It is the Company's intention to manufacture Dermagran Spray and Dermagran Ointment pursuant to the FDA's Final Monograph relative to "skin protectants" and to make whatever formulation and labeling changes are necessary to fully comply with the final regulation.

Foreign Approval

     Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in such countries. The requirements governing the conduct of clinical trials and product approval vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are procedures for unified filings for certain European countries, most countries currently maintain their own product approval procedures and requirements.

Other Regulatory Requirements

     In addition to the regulatory framework for product approvals, the Company is subject to regulation under state and federal law, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation.

     The Company is subject to federal, state and foreign laws and regulations adopted for the protection of the environment and the health and safety of employees. Management believes that the Company is in compliance with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards will not have a material adverse effect on the Company.

Employees

     Prior to the restructuring of its operations, the Company employed twenty-two full time employees. The Company currently maintains sixteen full time employees, two of whom serve in executive capacities, nine of whom serve in marketing, sales and distribution capacities, two of whom serve in administrative capacities and three of whom serve in product development capacities. The Company also employs three part time employees. The Company considers its employee relations to be satisfactory.

Item 2.  Description of Property

     The Company's executive offices, occupying approximately 4,440 square feet of leased space in Old Forge, Pennsylvania, are leased from Amos M. Clark, a shareholder and former Vice President and director of the Company. This lease has a five-year term expiring December 31, 1999, at the rate of $3,600 per month, subject to cancellation upon six months notice at the option of the Company. The Company also has a lease for 8,200 square feet of warehouse space in Old Forge with a three-year term expiring December 31, 1997, at a rate of $1,750 per month.

Item 3.  Legal Proceedings

Morgan Paris, Inc. v. Derma Sciences, Inc.

     On September 21, 1994, the Company terminated its master distributorship agreement with Morgan Paris, Inc. ("Morgan Paris") "for cause." Morgan Paris filed a civil action against the Company in the United States District Court for the Southern District of Ohio on September 7, 1994, with amendments on September 19, 1994, and January 17, 1995. The complaint, as amended, generally alleges that the Company violated the Sherman Antitrust Act and the Ohio Valentine Act and that it breached the Master Distributorship Agreement between Morgan Paris and the Company. The Complaint sought compensatory damages of $9 million, trebled to $27 million, relative to alleged anti-trust violations, together with a temporary restraining order and preliminary injunction enjoining the Company from the "unlawful practices" alleged in the complaint. Morgan Paris' application for a temporary restraining order was denied on September 23, 1994.

     The Company, in its response to the Morgan Paris complaint, denied the factual basis and legal sufficiency of the anti-trust and breach of contract claims. In addition, the Company filed counterclaims against Morgan Paris in which it alleges that Morgan Paris breached the master distributor contract by:
(1) failing to pay invoices within thirty days after written notice and demand for payment, and (2) publishing and distributing information defamatory and harmful to the reputation and business interests of the Company by publishing and distributing defamatory statements concerning the Company to the news media. In addition, the Company's counterclaims alleged that Morgan Paris had: (1) willfully and intentionally infringed on the Company's tradename and trademarks, and (2) engaged in deceptive trade practices. The Company sought compensatory damages in the amount of the outstanding invoices, $60,154.61 plus interest, $60,000 for its breach of contract claim and reasonable costs and attorneys' fees and a permanent injunction enjoining Morgan Paris from using the Company's tradename and/or trademarks and from representing itself as an authorized agent or representative of the Company or its products.

     This litigation was settled in the second quarter, 1996 at no loss to the Company.

Derma Sciences, Inc. v. Geritrex Corporation

     The Company  filed a  complaint  on January 5, 1995,  in the United  States
District Court for the Southern District of New York against Geritrex Corporation ("Geritrex"). The complaint seeks injunctive relief and damages under several counts, including false advertising of goods sold in interstate commerce under the Lanham Act, false advertising and deceptive practices under various New York statutes and unfair competition under the common law of the State of New York. The complaint alleges that Geritrex Corporation, the producer of Dermadrox Ointment and Dermadrox Moisturizing Spray, falsely advertised that its products were "equivalent" to Dermagran products manufactured and sold by the Company.

     The Company has ascertained that Geritrex ceased claiming that Geritrex products are equivalent to the Company's products. Accordingly, the Geritrex litigation has been terminated.

ABS LifeSciences, Inc. v. Derma Sciences, Inc.

     The Company on September 6, 1995 abrogated its license agreement with ABS LifeSciences, Inc. ("ABS") due to the failure of ABS to produce and make available to the Company the wound care product "Viaderm". The Company ceased sales of Chronicure on that date.

     ABS, a subsidiary of Integra LifeSciences Corporation (Nasdaq: IART), filed a civil action against the Company in the United States District Court for the District of New Jersey in which it claims damages in excess of $50,000 for alleged breach by the Company of a license agreement with ABS. The license agreement generally provided that ABS will sell to the Company, and license the Company to resell, the wound care products Chronicure(R) and Viaderm(R). The complaint alleges that the Company: (1) breached its license agreement with ABS by failing to make certain payments and minimum purchases provided therein, and
(2) committed business libel against ABS by publicly announcing that ABS had failed to honor its obligations under the license agreement.

     The Company, in its response to the ABS complaint, denied the claims of ABS and asserted counterclaims of fraudulent misrepresentation, breach of contract and fraud in the inducement. In its counterclaims, the Company seeks the following remedies and damages: (1) recission of the license agreement, (2) compensatory damages in excess of $700,000 representing unearned royalties, unsold and unsalable product, production expenses, general and administrative expenses, injury to business interests and reputation, and (3) punitive damages.

     The parties are currently engaged in the discovery process.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of shareholders during the fourth quarter, 1996.

                                     Part II

Item 5.  Market for Common Equity and Related Shareholder Matters

     The Common Stock of the Company is traded on Nasdaq under the symbol "DSCI." The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol "DMS." The Company's Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by Nasdaq:

              Quarter Ended                      High         Low
              ------------------                ------       -----

              March 31, 1995                     5 1/4       4 3/4

              June 30, 1995                      5 1/4       2 1/2

              September 30, 1995                 3 1/4       1 7/8

              December 31, 1995                  3 1/4         2

              March 31, 1996                     4 3/4       2 1/4

              June 30, 1996                      4 3/4       2 5/8

              September 30, 1996                 3 7/8       2 1/4

              December 31, 1996                  3 1/8       1 3/4


     The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of the close of business on March 3, 1997, there were 1,033 holders of record of the Common Stock.

     The Company has paid no cash dividends in respect of its Common Stock and the Company has no intention to pay cash dividends in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Since its formation in September of 1984, the Company has been engaged in the development, marketing and sale of topical preparations for the treatment of chronic, non-healing wounds. Revenues increased 20% and 18% in 1994 and 1995, respectively. In 1996, the Company experienced a 20% decrease in annual revenue. The Company earned net income of $88,728 and $75,347 in 1994 and 1995, respectively, and incurred a net loss of $1,436,265 in 1996. The Company's net loss for 1996 was primarily attributable to: (1) the decrease in sales; (2) legal costs incurred in connection with the settlement of litigation with a master distributor; (3) restructuring of the Company's operations; (4) write down of obsolete inventory; (5) increase in sales and marketing expense; and (6) the write off of capitalized costs relative to construction of a new headquarters facility. At December 31, 1994, 1995 and 1996, the Company's retained deficits were $303,691, $228,344 and $1,664,609, respectively.

Results of Operations

     The following table presents selected financial information for the periods indicated expressed as a percentage of net sales:

                                               Year Ended December 31,
                                     ------------------------------------
                                        1994         1995          1996
                                    ----------    ---------    ----------
Net sales ..........................   100.0%        100.0%       100.0%
Cost of sales ......................    30.2          22.7         23.3
                                    -------------------------------------
   Gross profit ....................    69.8         77.3          76.7

Operating Expenses:

   Product development .............     8.2         12.0          17.7
   Selling, general and
    administrative .................    58.5         61.0          94.5
                                    -------------------------------------
     Total operating expenses           66.7         73.0         112.2
                                    -------------------------------------

Income (loss) from operations ......     3.1          4.3         (35.5)

Other income (expense)..............     0.7         (2.4)          1.9

Income taxes .......................    (2.0)        (0.6)          2.1
                                    -------------------------------------

Net income (loss)...................     1.8%         1.3%        (31.5%)
                                    =====================================

Sales Overview

     The Company's net sales are primarily derived from Dermagran Ointment, Dermagran Spray, Dermagran Wet Dressings and Dermagran Hydrophilic Wound Dressing. Net sales decreased in 1996 compared to 1995 by 20%. This decrease is primarily attributable to decreases in Medicare reimbursement relative to a portion of the Company's product line. Net sales increased in 1994 and 1995 over prior years by 20% and 18%, respectively. In 1994, the Company implemented a 5% price increase relative to Dermagran Spray and Dermagran Ointment. In 1995 and 1996, the Company implemented a 5% price increase relative to all of their products. Apart from these price increases, sales increases for 1994 and 1995 resulted from increased sales volume.

     The following table presents sales, by product, expressed in dollars and as a percentage of net sales:

                                        Year Ended December 31,
                           -----------------------------------------------------
                               1994                 1995             1996
                           ------------------  ----------------- ---------------
Product:
Dermagran Ointment........ $2,634,000   55%   $3,407,000   60%  $3,236,000  71%
Dermagran Spray...........    389,000    8%      434,000    8%     274,000   6%
Wound Care Kits (1).......    338,000    7%       67,000    1%       ---    ---
Wet Dressings.............    501,000   10%      303,000    5%     123,000   3%
Hydrophilic Wound Dressing    779,000   16%    1,345,000   24%     882,000  19%
Chronicure (2)............    154,000    3%       85,000    1%       ---    ---
Other Products............     51,000    1%       84,000    1%      43,000   1%
                          ------------------ ----------------- -----------------
  Total................... $4,846,000  100%   $5,725,000  100%  $4,558,000 100%
                          ================== ================= =================

(1) The Company phased out sales of Wound Care Kits in the first quarter, 1996. See "Item 1. Description of Business - Third Party Reimbursement."
(2) The Company ceased sales of Chronicure in September, 1995. See "Item 3. Legal Proceedings."

1996 compared to 1995

Net Sales and Gross Profit

     Net sales decreased in 1996 by $1,166,647, or 20%, to $4,557,931 from $5,724,578 in 1995. This decrease is primarily attributable to decreases in Medicare reimbursement relative to a portion of the Company's product line. Sales of Dermagran Ointment decreased $171,000, or 5%, from $3,407,000 in 1995 to $3,236,000 in 1996. Sales of Dermagran Hydrophilic Wound Dressing decreased $463,000, or 34%, from $1,345,000 in 1995 to $882,000 in 1996. Dermagran Spray net sales decreased $160,000, or 37%, from $434,000 in 1995 to $274,000 in 1996.
Sales of Dermagran Wet Dressing (Saline) and Dermagran Zinc-Saline Wet Dressing collectively decreased $180,000, or 59%, from $303,000 in 1995 to $123,000 in 1996.

     Cost of sales and gross profit, expressed as a percentage of net sales, remained relatively constant at 23% and 77%, respectively, in both 1996 and 1995. Aggregate cost of sales decreased $235,716, or 18%, to $1,062,392 in 1996 from $1,298,108 in 1995. Aggregate gross profit decreased $930,931, or 21%, to $3,495,539 in 1996 from $4,426,470 in 1995. These decreases are directly attributable to the decrease in sales.

Operating Expenses

     Operating expenses increased $936,045, or 22%, from $4,176,670 in 1995 to $5,112,715 in 1996. Product development expense increased $115,603, or 17%, from $688,141 in 1995 to $803,744 in 1996, and increased as a percentage of sales from 12% in 1995 to 18% in 1996. The increase in product development expense is primarily attributable to: (1) research incident to expansion of the Company's product line into the dermatology market; (2) submission of a patent application and the commencement of clinical trials relative to a new product; (3) submission of a FDA 510(k) application relative to extended claims with respect to one of the Company's products; and (4) hiring of a Director of Research and Medical Communications in July, 1995.

     Selling, general and administrative expense for 1996 increased $820,442, or 24%, to $4,308,971 from $3,488,529 in 1995, and increased as a percentage of sales from 61% in 1995 to 95% in 1996. The increase in selling, general and administrative expense is primarily attributable to: (1) increased sales and marketing expense; (2) severance expense due to the restructuring of the Company's operations; (3) increased legal expense; and (4) write off of capitalized costs relative to construction of a new headquarters facility.

     Sales and marketing expense for 1996 increased $291,306, or 61%, to $771,455 from $480,149 in 1995. This increase is attributable to the development of the Company's interactive wound care brochure, development and continuance of the Company's disease management program and increased advertising and product promotional expenses. Severance expense totaled $227,327 for 1996 and is attributable to the elimination of the positions of Vice President for Sales and Marketing, Director of Purchasing and Director of International Development together with several support positions as part of the Company's restructuring of operations.

     Legal expense for 1996 increased $107,830, or 84%, to $235,806 from $127,976 in 1995. This increase is primarily attributable to costs associated with the Company's litigation defense and settlement negotiations in Morgan Paris, Inc. v. Derma Sciences, Inc. and ABS LifeSciences, Inc. v. Derma Sciences, Inc. The Morgan Paris litigation has been settled at no loss to the Company. The Company has deferred indefinitely plans to build a new headquarters facility. Accordingly, the Company expensed $82,589 representing previously capitalized design and site selection costs.

Loss from Operations

     The Company incurred a loss from operations for 1996 of $1,617,176 compared to income from operations of $249,800 in 1995. This loss is attributable to lower sales and higher operating expenses as discussed above.

Other Income (Expense)

     During 1995, the Company recognized a loss on the write off of deferred merger and acquisition costs relative to the termination of a contemplated merger with Scherer Healthcare, Inc. and (potentially) ProCyte Corporation. No such expenses were recognized in 1996.

Net Loss

     The Company incurred a net loss in 1996 of $1,436,265, or $0.35 per share, as compared to net income of $75,347, or $0.02 per share, in 1995.

1995 compared to 1994

Net Sales and Gross Profit

     Net sales increased in 1995 by $878,674, or 18%, to $5,724,578 from $4,845,904 in 1994. This increase is primarily attributable to increased sales of Dermagran Hydrophilic Wound Dressing (gauze) and Dermagran Ointment. Sales of Dermagran Hydrophilic Wound Dressing (gauze) rose $558,000, or 72%, from $779,000 in 1994 to $1,337,000 in 1995. Sales of Dermagran Ointment rose $773,000, or 29%, from $2,634,000 in 1994 to $3,407,000 in 1995. Dermagran Spray
sales  increased  $45,000,  or 12%,  from  $389,000 in 1994 to $434,000 in 1995.
Sales of Dermagran Hydrophilic Wound Dressing (bulk) and Dermagran Wound Cleanser with Zinc commenced in December, 1995 and totaled $8,300 and $2,000, respectively. Sales of Dermagran Wet Dressing (Saline) and Dermagran Zinc-Saline Wet Dressing decreased collectively $198,000. Wound Care Kit sales decreased $271,000, or 80%, from $338,000 in 1994 to $67,000 in 1995. The foregoing decreases are primarily attributable to certain changes in the Health Care Financing Administration's policies the effect of which was to reduce, and, in the case of Wound Care Kits, eliminate Medicare reimbursements relative to these products.

     The Company has increased sales internationally from $64,000 in 1994 to $206,963 in 1995. This increase is attributable to initiating product sales in Indonesia, Canada and Puerto Rico. Product sales in various other countries will commence once product approvals are received from appropriate regulatory authorities. See "Item 1. Description of Business - Distribution and Sales - International."

     During the third quarter, 1995, the Company ceased all sales of Chronicure, a product licensed from ABS LifeSciences, Inc. See "Item 3. Legal Proceedings."

     Cost of sales, expressed as a percentage of net sales, decreased from 30% in 1994 to 23% in 1995. Aggregate cost of sales decreased $166,545, or 11%, to $1,298,108 in 1995 from $1,464,653 in 1994. These decreases are a result of shifts in the product mix toward relatively higher margin products and the renegotiation (lowering) of prices by several of the Company's product manufacturers.

     Expressed as a percentage of net sales, gross profit increased from 70% in 1994 to 77% in 1995. Aggregate gross profit increased in 1995 by $1,045,219, or 31%, to $4,426,470 from $3,381,251 in 1994 as a result of the factors discussed in the preceding paragraph.

Operating Expenses

     Operating expenses increased $943,673, or 29%, from $3,232,997 in 1994 to $4,176,670 in 1995. Product development expense increased $288,940, or 72%, from $399,201 in 1994 to $688,141 in 1995, and increased as a percentage of sales from 8.2% in 1994 to 12% in 1995. The increase in product development expense is primarily attributable to the preparation of several applications to the FDA for
Section 510(k) product approval and the hiring of a Director of Research and Medical Communications in July, 1995.

     Selling, general and administrative expense for 1995 increased $654,733, or 23%, to $3,488,529 from $2,833,796 in 1994, and increased as a percentage of sales from 58.5% in 1994 to 61% in 1995. The increase in selling, general and administrative expense is attributable to increases in commissions expense, general administrative expense, nonrecurring severance expense and legal expense.

     Commissions expense for 1995 increased $317,702 to $995,349 from $677,647 in 1994. This increase is attributable to the increase in national account sales and the increase in sales of Dermagran Ointment and Dermagran Hydrophilic Wound Dressing (gauze), which products generate relatively higher commissions. General administrative expense for 1995 increased $172,473 to $269,112 from $96,639 in 1994. General administrative expense includes expenses incurred relative to public relations and participation in various brokerage/investor shows, directors' and officers' liability insurance, territory license fees and board of directors' compensation. Severance expense in the amount of $131,292 was incurred relative to the elimination of the position of Vice President for Marketing as a result of the consolidation of the Company's sales and marketing departments. Legal expense for 1995 increased $103,445 to $350,911 from $247,466 in 1994. This increase is primarily attributable to costs associated with the Company's litigation defense in Morgan Paris, Inc. v. Derma Sciences, Inc. and ABS LifeSciences, Inc. v. Derma Sciences, Inc. See "Item 3. Legal Proceedings."

Income from Operations

     The Company's income from operations for 1995 increased $101,546, or 68%, to $249,800 from $148,254 in 1994. This increase in income is primarily attributable to the increase in gross profit.

Deferred Merger and Acquisition Costs

     The Company incurred investment banking and legal expenses totaling $294,268 in connection with negotiations and document preparation relative to the contemplated merger of the Company with Scherer Healthcare, Inc. and (potentially) ProCyte Corporation. Discussions relative to this merger were terminated during the second quarter, 1995. For further information please refer to the Company's Form 10-KSB filed on March 31, 1995.

Net Income

     The Company's net income in 1995 decreased $13,381, or 15%, to $75,347 from $88,728 in 1994. This decrease is primarily attributable to the nonrecurring merger and acquisition costs discussed above.

Financial Ratios

     The following table presents selected financial ratios for the periods indicated:

                                                         December 31,
                                                 ------ -- ------- -- -------
                                                 1994       1995       1996
                                                 ------    -------    -------
 Current Ratio.................................   3.69       3.64       2.04
 Quick Ratio...................................   2.87       2.75       1.55
 Liabilities-to-Assets Ratio...................    .23        .25        .43
 Liabilities-to-Equity Ratio...................    .30        .34        .76
 Inventory Turnover............................   2.45       1.35       1.11

     The 1996 decreases in the Company's current and quick ratios are primarily attributable to the use of the Company's proceeds of its initial public offering for the purchase of certain assets of Morgan Paris, Inc. and for working capital together with increased accounts payable and accrued expenses. See "Liquidity and Capital Resources" and "Notes to Financial Statements." The 1996 increases in the Company's liabilities-to-assets and liabilities-to-equity ratios are primarily attributable to increased accounts payable and accrued expenses. See "Notes to Financial Statements."

     The 1995 increases in the Company's liabilities-to-assets and liabilities-to-equity ratios are primarily attributable to the increased use of its line of credit. The decrease in the rate of inventory turnover is attributable to increased inventory levels necessary to support the Company's expanding product line and decreased sales of Wet Dressings coupled with contractual minimum purchase requirements of these products. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

     At December 31, 1994, 1995 and 1996, the Company had working capital of $3,398,096, $3,788,582 and $2,280,348, respectively. The 1996 decrease is primarily attributable to the use of a portion of the proceeds of the Company's public offering as discussed below, together with increased accounts payable and accrued expenses. See "Notes to Financial Statements."

     The Company publicly sold 900,000 shares of its common stock at $5.00 per share (exclusive of commissions, discounts and offering expenses) on May 13, 1994. On May 23, 1994, the Company used $470,000 of the proceeds of its offering to repay the outstanding balance on its bank line of credit. In 1995, the Company used approximately $300,000 of the proceeds of its offering for investment banking and legal expenses relative to the contemplated ProCyte Corporation/Scherer Healthcare, Inc. merger. In 1996, the Company used $160,000 of the proceeds for the purchase of Morgan Paris, Inc.'s assets (see "Notes to Financial Statements") and $439,000 for working capital. The balance of the proceeds are invested in U.S. Treasury Bills having an aggregate market value of $1,887,171 on December 31, 1996.

     The Company's President, John T. Borthwick, Vice President for Finance and Operations, Gary L. Borthwick and former Vice President for Sales and Marketing, Donald F. McHale, RN received draws against incentive compensation during 1994 in the amounts of $99,530, $84,436 and $77,893, respectively. The Compensation Committee of the Board of Directors subsequently determined that no incentive compensation was payable relative to 1994. Accordingly, the foregoing executives executed promissory notes requiring repayment of the subject incentive compensation over a period of ten years with interest of 8.01% per annum. Pursuant to its recent restructuring, the Company terminated the services of Donald F. McHale. Mr. McHale repaid his promissory note in January, 1997. In January, 1997, John T. Borthwick and Gary L. Borthwick tendered common stock of the Company at the stock's closing price quoted by Nasdaq on the date of tender ($2.00 per share) in satisfaction of payments due during 1996 with respect to the foregoing promissory notes.

     The Company has a short-term line of credit for $1,000,000 at a fluctuating rate per annum equal to the bank's prime rate (8.25% at December 31, 1996). This line of credit is secured by accounts receivable, inventory and the Company's United States patent and trademarks. In 1996, the Company utilized its line of credit primarily as working capital. Although the Company believes that funds generated from operations and available from its line of credit will be sufficient to serve its working capital requirements for the near term, increased sales volume may require that the credit line be increased. The Company believes that it has the ability to secure appropriate increases in its credit line if required.

     The Company is currently defending a civil action brought against it by ABS LifeSciences, Inc. See "Item 3. Legal Proceedings." As of December 31, 1996, the Company had expended approximately $188,000 attributable to the lawsuit in the form of legal expense, travel expense and other administrative expenses.

     The Company has a three year manufacturing contract, expiring January 1, 1998, with Kendall Health Care Products, the manufacturer of the Company's Wet Dressings. This contract provides for minimum purchases in 1997 of $189,034. Failure to meet minimum purchase requirements could result in contract cancellation.

     Statements that are not historical facts, including statements about the Company's confidence and strategies, expectations about new or existing products, technologies and opportunities, and market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risks, impact of competitive products and prices, product development, commercialization or technological delay or difficulties, and trade, legal, social and economic risks.

Item 7.  Financial Statements

                                       Index
                                       -----
Description                                                               Page
-----------                                                              ------
Report of Independent Auditors.....................................         25

Balance Sheets.....................................................         26

Statements of Operations...........................................         27

Statements of Shareholders' Equity.................................         28

Statements of Cash Flows...........................................         29

Notes to Financial Statements......................................         30

Report of Independent Auditors

Board of Directors
Derma Sciences, Inc.

     We have audited the accompanying balance sheets of Derma Sciences, Inc. as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc. at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                         ERNST & YOUNG LLP





Philadelphia, Pennsylvania
January 17, 1997

                              DERMA SCIENCES, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                                              December 31,
                                                      --------------------------
                                                          1995            1996
                                                      -------------  -----------
CURRENT ASSETS:
Cash and cash equivalents                            $   195,773    $    60,208
Short-term investments                                 2,379,475      1,887,171
Accounts receivable, net of allowance
 for doubtful accounts of 1995-$66,00;1996-$86,000     1,346,013      1,319,853
Current portion of officers' notes receivable             18,248        150,177
Inventory                                              1,069,685        837,659
Prepaid expenses and other current assets                213,114        224,774
                                                     -------------  ------------
   Total Current Assets                                5,222,308      4,479,842

PROPERTY AND EQUIPMENT, NET                              171,566        112,510

OTHER ASSETS:
Officers' notes receivable                               247,394        155,554
Intangibles, net                                         191,173        514,439
Other assets                                              45,121         52,957
                                                     -------------  ------------
   Total Other Assets                                    483,688        722,950
                                                     -------------  ------------
        Total Assets                                 $ 5,877,562   $  5,315,302
                                                     =============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Demand note payable                                  $   700,000   $    800,000
Accounts payable                                         381,633        745,542
Accrued expenses                                         352,093        653,952
                                                     -------------  ------------
   Total Current Liabilities                           1,433,726      2,199,494

DEFERRED TAXES                                            46,672              0

OTHER LIABILITIES                                            247         95,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, authorized 15,000,000
 shares, issued and outstanding 1995-4,054,233;
 1996--4,079,233 shares                                   40,542         40,792
Additional paid-in capital                             4,584,719      4,644,625
Retained deficit                                        (228,344)    (1,664,609)
                                                     -------------  ------------
   Total Shareholders' Equity                          4,396,917      3,020,808
                                                     -------------  ------------
        Total Liabilities and Shareholders' Equity   $ 5,877,562    $ 5,315,302
                                                     =============  ============

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF OPERATIONS



                                                 Year ended December 31,
                                       -----------------------------------------
                                           1994          1995           1996
                                       ------------  ------------  -------------

NET SALES                              $ 4,845,904   $ 5,724,578    $ 4,557,931

COST OF SALES                            1,464,653     1,298,108      1,062,392
                                       ------------  ------------  -------------

GROSS PROFIT                             3,381,251     4,426,470      3,495,539

OPERATING EXPENSES:
Product development                        399,201       688,141        803,744
Selling, general and administrative      2,833,796     3,488,529      4,308,971
                                       ------------  ------------  -------------
    Total Operating Expenses             3,232,997     4,176,670      5,112,715
                                       ------------  ------------  -------------

INCOME (LOSS) FROM OPERATIONS              148,254       249,800     (1,617,176)

OTHER INCOME (EXPENSE):
Interest income                             70,913       209,333        151,854
Interest expense                           (32,697)      (54,672)       (63,919)
Deferred merger and acquisition costs            0      (294,268)             0
                                        ------------  ------------  ------------
    Total Other Income (Expense)            38,216      (139,607)        87,935
                                        ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES:         186,470       110,193     (1,529,241)
   Income taxes (benefit)                   97,742        34,846        (92,976)
                                       ------------  ------------  -------------

NET INCOME (LOSS)                      $   88,728    $   75,347    ($ 1,436,265)
                                       ============  ============  =============

NET INCOME (LOSS) PER COMMON SHARE     $     0.02    $     0.02    ($      0.35)
                                       ============  ============  =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                     3,722,808     4,054,233       4,079,233
                                       ============  ============  =============

See accompanying notes.

                              DERMA SCIENCES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                             Additional            Total
                                   Common    Paid-In     Retained  Shareholders'
                                   Stock     Capital     Deficit   Equity
                                 ----------------------------------------------
Balance, January 1, 1994          $31,542  $1,373,622  ($  392,419) $1,012,745

Net proceeds from the Company's
    initial public offering         9,000   3,211,097            0   3,220,097

Net Income                                                  88,728      88,728
                                 ---------------------------------------------

Balance, December 31, 1994        $40,542  $4,584,719  ($  303,691) $4,321,570

Net Income                                                  75,347      75,347
                                 ---------------------------------------------

Balance, December 31, 1995        $40,542  $4,584,719  ($  228,344) $4,396,917

Issuance of 25,000 common shares      250      59,906            0      60,156

Net Loss                                0           0   (1,436,265) (1,436,265)
                                 ----------------------------------------------

Balance, December 31, 1996        $40,792  $4,644,625  ($1,664,609) $3,020,808
                                 ----------------------------------------------


See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                     Year ended December 31,
                                                 -------------------------------
                                                   1994       1995       1996
                                                 --------- --------- -----------
OPERATING ACTIVITIES:
Net Income (Loss)                                $ 88,728  $ 75,347 ($1,436,265)

Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by (Used in) Operating Activities:
  Depreciation and amortization                    44,143     46,116    113,049
  Provision for bad debts                          83,999    (17,999)   121,606
  Write off of deferred merger & acquisition costs      0    300,000          0
  Deferred taxes, net                              30,217     16,455     46,672)
  Loss on abandonment                                   0          0     82,589
  Charge related to issuance of common shares           0          0     60,156
  Changes in operating assets and liabilities:
   Accounts receivable                           (454,625)  (281,622)   (95,446)
   Inventory                                     (520,728)  (212,177)   232,026
   Prepaid expenses and other current assets      (58,963)   (73,457)   (11,660)
   Other assets                                     7,711     22,072     (7,836)
   Accounts payable                               230,656    (63,770)   363,909
   Accrued expenses                                53,569    117,145    206,859
   Income taxes payable                            24,491    (54,671)         0
                                                 ---------  ---------  ---------
    Net Cash Used in Operating Activities        (470,802)  (126,561)  (417,685)

INVESTING ACTIVITIES:
  (Increase) decrease in short-term
   investments                                (2,392,423)   201,778    492,304
  Deferred merger & acquisition costs           (300,000)         0          0
  Purchases of property and equipment, net       (19,342)   (55,452)   (65,464)
  Acquisition of contract rights                       0          0   (160,000)
  Increase in patents and trademarks             (41,420)   (26,739)   (44,384)
                                               ------------ --------- ----------
    Net Cash (Used in) Provided by
     Investing Activities                     (2,753,185)   119,587    222,456

FINANCING ACTIVITIES:
  Net change in revolving line of credit          80,000    170,000    100,000
  Principal payments on long-term debt and
  capitalized lease obligations                  (15,682)    (6,460)      (247)
  Officers' notes receivable                    (296,156)    30,514    (40,089)
  Decrease in deferred offering costs            134,878          0          0
  Net proceeds from initial public offering    3,220,097          0          0
                                               -----------   --------  --------
    Net Cash Provided by Financing Activities  3,123,137    194,054     59,664

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                              (100,850)   187,080   (135,565)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                              109,543      8,693    195,773
                                               -----------  --------- ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR       $   8,693  $ 195,773   $ 60,208
                                               =========== ========== =========

See accompanying notes.

Notes to Financial Statements

December 31, 1996

1.   The Company

     Derma Sciences, Inc. (the "Company") was incorporated under the laws of Colorado on September 10, 1984 for the purpose of marketing various medical products developed under a U.S. Patent. On June 3, 1996, the Company changed its state of domicile to Pennsylvania. The Company is engaged in the development, marketing and sale of primarily proprietary sprays, ointments and dressings for the management of certain chronic non-healing skin ulcerations such as pressure and venous ulcers, surgical incisions and burns. The Company markets its products through independent distributors, mainly to healthcare agencies throughout the United States. In addition, the Company's products are available in selected markets throughout the world through strategic alliances with local companies.

2.   Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

     Inventory is stated at the lower of cost (using the first-in, first-out method), or market. The Company's inventory consists primarily of finished goods.

Property and Equipment

     Property and equipment is recorded at cost. Depreciation is recorded using accelerated methods over the estimated useful lives of the assets. Depreciation expense includes the amortization of equipment recorded under capital leases.

     The Company had engaged an architectural firm to design new corporate headquarters for the anticipated relocation of the Company's offices. All costs incurred were capitalized as construction in progress. As of December 31, 1995, costs incurred totaled $82,589. All costs previously capitalized were written off during 1996 when the Company deferred indefinitely plans for construction.

Intangible Assets

     Goodwill represents the excess of estimated fair market value over cost of net tangible assets at the time of acquisition of product lines acquired. Goodwill is being amortized using the straight-line method over forty years.

     The patent rights, which were assigned to the Company, are being amortized using the straight-line method over the remaining life of the patent, which is ten (10) years. Patents and trademarks acquired are recorded at cost and are amortized using the straight-line method over the remaining legal lives.

     Contract rights, which were acquired by the Company, are being amortized using the straight-line method over the remaining thirty month term of the master distributorship agreement expiring December 31, 1998.

Asset Impairment

     The carrying value of long-lived assets including identifiable intangibles and goodwill related to those assets are reviewed if the facts and circumstances suggest that an item may be impaired. If this review indicates that a long-lived asset will not be recoverable, as determined based on the future undiscounted cash flows of the asset, the Company's carrying value of the long-lived asset is reduced to fair value.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of these investments approximates fair value.

Short-term Investments

     Short-term investments at December 31, 1995 and December 31, 1996 represent primarily U.S. Treasury Bills that are carried at amortized cost which approximates fair value. All investments are available for sale and mature within 12 months of year end. Realized gains and losses, based on the specific identification method, were not material.

Deferred Merger Costs

     Expenses deferred in 1994 relative to the possible combination of companies were written off in 1995 when those merger discussions ceased.

Cash Flow Information

     Interest paid during 1994, 1995 and 1996 amounted to $32,697, $54,672 and $63,919, respectively. Income taxes paid during 1994, 1995 and 1996 amounted to $22,818, $53,922 and $14,185, respectively.

Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Net Income (Loss) Per Common Share

     Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period presented. Stock options were not considered in the calculation of net income (loss) per share in 1996 because they were anti-dilutive.

Income Taxes

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition

     The Company's products are primarily sold to independent distributors. Sales are recorded when product is shipped.

Reclassifications

     Certain amounts in the balance sheet and statement of cash flows at December 31, 1995 have been reclassified to conform to the 1996 presentation.

3.    Property and Equipment

      Property and equipment comprise the following:

                                                          December 31,
                                                    ---------------------------
                                                       1995           1996
                                                    -----------     ----------

               Furniture and equipment                $169,844       $232,775
               Leasehold improvements                   12,009         14,543
               Construction in progress                 82,589              0
                                                    -----------     ----------
                                                       264,442        247,318
               Less: Accumulated depreciation           92,876        134,808
                                                    -----------     ----------
                                                      $171,566       $112,510
                                                    ===========     ==========

4.    Intangibles

      Intangibles comprise the following:

                                                          December 31,
                                                    ---------------------------
                                                       1995           1996
                                                    -----------     ----------

               Goodwill                              $  50,731      $  50,731
               Patents and trademarks                  314,620        359,004
               Contract rights                               0        350,000
                                                    -----------     ----------
                                                       365,351        759,735
               Less: Accumulated amortization          174,178        245,296
                                                    -----------     ----------
                                                      $191,173       $514,439
                                                    ===========     ==========

5.   Concentration of Credit Risk

     The Company sells almost all of its products to medical supply companies, pharmacies and healthcare providers. At December 31, 1995 and 1996, primarily all of the Company's accounts receivable are from companies in the healthcare industry. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required.

     The Company is dependent on two distributors who purchase products directly from the Company. These two distributors accounted for 42%, 34% and 33% of net sales in 1994, 1995 and 1996, respectively.

6.    Accrued Expenses

      Accrued expenses comprise the following:

                                                           December 31,
                                                    ----------------------------
                                                       1995            1996
                                                    -----------     ------------

               Commissions payable                    $224,275         $235,681
               Accrued severance                             0          191,521
               Medicaid rebates payable                 42,418           58,669
               Other                                    85,400          168,081
                                                    ----------     -------------
                                                      $352,093         $653,952
                                                    ===========     ============

7.   Medicaid Rebates Payable

     Medicaid reimbursement for the Company's products is dependent upon Company paid rebates to state Medicaid agencies. The Company is required to remit to Medicaid agencies a formula-based rebate on quarterly net product sales and the average price per product of the Company's products subject to Medicaid reimbursement.

8.   Demand Note Payable

     The Company has a $1,000,000 revolving line of credit with a bank, with $700,000 and $800,000 outstanding at December 31, 1995 and 1996, respectively, which amounts approximate fair value. The maturity date of the line is June 30, 1997. The line of credit agreement requires monthly interest payments at the bank's base rate, as defined, (8.25% at December 31, 1996). The line of credit is secured by a general lien on accounts receivable, inventory and the Company's United States patents and trademarks.

9.   Operating Leases

     The Company has noncancellable operating lease agreements for a warehouse and two automobiles. Rent expense under these agreements amounted to $35,141, $35,653 and $35,689 in 1994, 1995 and 1996, respectively. As of December 31, 1996, the 1997 minimum lease payments under these agreements total $30,435.

10.  Income Taxes

     At December 31, 1996, the Company has net operating loss carryforwards of approximately $1,140,000 for state income tax purposes that expire in years 1997 through 1999. These carryforwards are the result of the reenactment of the net operating loss provisions, effective for tax years beginning on January 1, 1995, by the state in which the Company files its corporate tax returns. For Federal tax purposes, the Company has a net operating loss carryforward of $923,000.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31,
                                            --------------------------------
                                                   1995               1996
                                            -------------      -------------
Deferred tax liabilities:

Depreciation                                     ($12,876)        $        0
Prepaid insurance                                 (19,253)           (12,864)
Patent amortization                               (55,600)           (66,493)
                                            -------------      -------------
     Total deferred liabilities                   (87,729)           (79,357)

Deferred tax assets:

Net operating loss carryforwards                     520            413,103
Inventory                                              0             35,424
Depreciation                                           0             17,067
Capital loss                                       2,622              2,622
Trademark amortization                             6,963              7,501
Research and development credit                        0             21,249
Foreign tax credit                                 4,160              3,310
Allowance for bad debts                           26,792             34,911
Other                                                  0             33,546
                                            -------------      -------------
                                                  41,057            568,733
Valuation allowance                                    0           (489,376)
                                            -------------      -------------
     Total deferred tax assets                    41,057             79,357

                                            -------------      -------------
Net deferred tax (liabilities) assets           ($46,672)        $        0
                                            =============      =============

     The majority of the current year valuation allowance relates to net operating loss carryforwards for which realization is not assured.

     Significant components of the provision for income taxes are as follows:

                                          Year ended December 31,
                           -------------------------------------------------
                                 1994              1995              1996
                           -------------     -------------     -------------
Current:

Federal                         $35,771           $18,391         ($46,304)
State                            31,754                 0                0
                           -------------     -------------     ------------
     Total current               67,525            18,391          (46,304)

Deferred:

Federal                          37,617            (3,063)         (12,118)
State                           (7,400 )           19,518          (34,554)
                           -------------    -------------     -------------
     Total deferred              30,217            16,455          (46,672)

                           -------------    -------------     -------------
                                $97,742           $34,846         ($92,976)
                           =============     =============    =============

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense(benefit) is:

                                                     Year ended December 31,
                                             -----------------------------------
                                                1994        1995         1996
                                             ----------- ----------  -----------

Tax at U.S. statutory rates                     $63,399    $37,507    ($521,655)

State income taxes, net of federal benefit       16,074      7,273      (78,491)

(Reduction) increase in valuation allowance     (16,586)         0      489,376

Research and development credits                       0    (7,648)           0

Nondeductible expenses                           42,282     11,663       (8,372)

Effect of graduated tax rates                    (7,427)   (11,750)      20,082

Other                                                 0     (2,199)       6,084
                                             ----------- ----------  -----------
                                                $97,742    $34,846    ($ 92,976)
                                             =========== ==========  ===========

11.  Morgan Paris Acquisition

     During May, 1996, the Company acquired the contract rights under the Morgan Paris, Inc. Master Distributorship Agreement for $350,000. The Company paid $160,000 at the date of closing. The remaining purchase price will be paid in two equal non-interest installments of $95,000 on or before December 31, 1997 and 1998, respectively. The note payable relating to the remaining purchase price represents a non-cash transaction which has not been reflected in the statement of cash flows.

     The cost of the acquisition has been capitalized and is being amortized over the remaining thirty month term of the master distributorship agreement expiring December 31, 1998.

12.  Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has a stock option plan under which there have been authorized a maximum of 450,000 shares. The plan permits the granting of both incentive stock options and nonqualified stock options to key employees and directors of the Company, excluding members of the Compensation Committee, and certain outside consultants and advisors to the Company. The purchase price will not be less than 100% (110% for owners of more than 10% of common stock of the Company on the date of grant) of the fair market value of the stock on the date of the grant of such option. The duration of each option will not exceed 10 years from the date of grant (five years for owners of more than 10% of the common stock of the Company). Options vest at a rate of 20% per year. There have been no options exercised under the plan.

     In addition to the options granted under the stock option plan at December 31, 1996, there were also 375,000 shares subject to options granted to officers and directors pursuant to agreements with exercise prices ranging from $2.31 to $2.50. Options vest at a rate of 20% per year. There have been no options exercised.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rate of 6.0%; dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of 0.511; and a weighted average life of the option of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of traded options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         1995           1996
                                                       -------      -----------
    Pro forma net income (loss)                        $72,193      ($1,529,232)
    Pro forma earnings (loss) per common share         $  0.02      ($     0.37)

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                 1994             1995               1996
                            ---------------- ----------------- -----------------
                                    Weighted-        Weighted-         Weighted-
                                    Average          Average           Average
                                    Exercise         Exercise          Exercise
                            Option  Price    Option  Price     Option  Price
                           -------- ------ -------- -------- --------- ---------
Outstanding-beginning
of year                      11,125   $3.60  35,125   $2.85    270,125   $2.44
  Granted                    24,000    2.50 235,000    2.38    150,000    2.50
  Exercised                       0               0                  0
  Forfeited                       0               0                  0

                          ---------  ------ -------- -------- ---------- ------
Outstanding-end of year      35,125   $2.85 270,125   $2.44    420,125   $2.46
                          ========== ====== ======== ======== ========== ======
Exercisable at end of year    4,450          58,475            142,500

Weighted-average fair value
of options granted during
the year                                     $1.08              $1.16

     Exercise prices for options outstanding under the stock option plan and other agreements at December 31, 1996 ranged from $2.31 to $3.60. Options granted during 1994 had an original exercise price of $5.00. These options were repriced by the Board of Directors during 1995 at $2.50.

13.  Commitments and Contingencies

     ABS LifeSciences, Inc. ("ABS"), a subsidiary of Integra LifeSciences Corporation, filed a civil action against the Company in the United States District Court for the District of New Jersey in which it claims damages in excess of $50,000 for alleged breach by the Company of a license agreement with ABS. Management believes it will prevail in this action and therefore, no provision has been made for this action in the accompanying financial statements.

     The Company has entered into an agreement to purchase inventory from a supplier which specifies the quantities to be purchased. The minimum commitments for inventory purchases for 1997 are $189,034.

14.  Related Party Transactions

     The Company leases office space from a shareholder of the Company under an operating lease that expires in December, 1999. The Company can terminate the lease at any time upon giving 180 days written notification. Annual rent expense under this lease was $43,200 for the years ended December, 1995 and 1996.

     In 1994, the Company entered into a five-year consulting agreement with a director and shareholder. The agreement provides that this individual will provide consulting services to the Company in return for annual compensation of $70,000, to be adjusted from time to time by the Company's President and Chief Executive Officer. In 1996, such compensation was $99,000.

     In 1995, the Company loaned an officer $28,000 on demand at an interest rate of 9.0%. This loan was guaranteed by an individual who is a director and shareholder. Subsequent to December 31, 1996, the officer repaid the promissory note.

15.  Officers' Notes Receivable

     Various officers of the Company received draws against incentive compensation during 1994 totaling approximately $296,156. The Compensation
Committee of the Board of Directors subsequently determined that no incentive compensation was payable relative to 1994. Accordingly, the officers executed promissory notes requiring repayment of the incentive compensation over a period of ten years with interest of 8.01% per annum. The Board of Directors has determined that the officers may tender either common stock of the Company or cash in payment of the promissory notes.

     In 1995, the Compensation Committee approved forgiveness of one officer's promissory note in the amount of $34,292 as part of the officer's severance package. Subsequent to December 31, 1996, another officer repaid his promissory note of $77,893 inclusive of principal and interest.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure matters during any period covered by the financial statements filed herein or any period subsequent thereto.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The directors and executive officers of the Company are:

 Name                       Age  Position held with the Company
--------------------------- --- -----------------------------------------
Edward J.Quilty (1) ....... 46 Chairman of the Board
John T.Borthwick (1)(4) ... 43 President,Chief Executive Officer and Director
Mary G.Clark, RN (1)....... 64 Vice Chairman of the Board and Special Consultant
Gary L.Borthwick .......... 38 Vice President for Finance and Operations,
                               Chief Financial Officer, Treasurer and Director
Robert P.DiGiovine, RPh ... 40 Director of Regulatory Affairs and Product
                               Development, Secretary and Director
Margaret R. Spencer (4) ... 70 Director
Joseph V. Villasin, MD (2)  56 Director
Dr. Hsia-Fu Chao .......... 60 Director
Robert W. Naismith, Ph.D. . 51 Director
Herbert Grossman,RPh (2)(3) 66 Director
Laurence F. Lane (3)(4).... 51 Director

_______________
(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.
(4)  Member of the Nominating Committee.

Information Relative to Directors and Executive Officers

     Edward J. Quilty has served as Chairman of the Board since May, 1996 and a director of the Company since March, 1996. Mr. Quilty has been the Chairman of the Board of RhoMed, Inc., a biopharmaceutical company specializing in peptide drug design for diagnostic and therapeutic agents, since November, 1995. From July, 1994 through November, 1995, he was President and Chief Executive Officer of MedChem Products, Inc., a publicly traded developer and manufacturer of specialty medical products acquired by C.R. Bard in November, 1995. From March, 1992 through July, 1994, Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc., a developer and manufacturer of specialty medical products including wound healing agents. The assets of Life Medical Sciences were purchased by MedChem Products Inc. Mr. Quilty has over 25 years of experience in the healthcare industry primarily in strategic planning, management and sales and marketing. Mr. Quilty is a member of the Healthcare Manufacturing Marketing Council. He earned a Bachelor of Science from Southwest Missouri State University, Springfield, Missouri in 1972 and his M.B.A from Ohio University, Athens, Ohio in 1987.

     John T. Borthwick has served as President and Chief Executive Officer of the Company since February, 1991. He has served as a director of the Company since November, 1984 and served as Vice Chairman of the Board from September, 1994 to June, 1995. Previously, he was Vice President for Marketing and National Sales Manager of the Company from 1984 through 1990. Mr. Borthwick serves on the board of directors of Plansoft Corporation, a developmental stage employee benefit plan administration software company. During 1988 and 1989, Mr.
Borthwick also served as President of Wound Management Services, a Medicare billing service specializing in wound care. In 1993, Mr. Borthwick served as a member of the board of directors of the National Association for the Support of Long Term Care, an organization which represents the legislative and regulatory interests of the long term care industry. Mr. Borthwick earned a Bachelor of Arts in Biology from Temple University in 1975.

     Mary G. Clark, RN, founded the Company and has served as a Special Consultant for Scientific Affairs to the Company and Vice Chairman of the Board since March, 1994 and June, 1995, respectively. She served as Chairman of the Board of the Company from February, 1991 through March, 1994. Mrs. Clark served as the Company's President from 1984 to 1990, and as director of the Company from November, 1984 to March, 1994. She is the inventor and original patent holder of the Company's flagship products, Dermagran Spray and Dermagran Ointment. She is also the founder, owner and operator of the Primary Medical and Nutritional Clinic, Old Forge, Pennsylvania, a clinic specializing in medical and nutritional preventative therapies. She has over 32 years of clinical medical experience of which 18 years are in the nutritional biochemistry and ortho-molecular medicine fields. Mrs. Clark earned a Registered Nurse degree from Scranton State General Hospital in 1954 and a Clinical Nurse Therapist degree in Intensive Cardiovascular Care from Mechanicsburg Rehabilitation Center in 1972. She was appointed by former Pennsylvania Governor Robert P. Casey to membership on the Entrepreneurial Advisory Board for the Commonwealth of Pennsylvania.

     Gary L. Borthwick was appointed Vice President for Finance and Operations in March, 1995 and has served as Vice President for Finance and Chief Financial Officer of the Company since February, 1991. He has served as a director of the Company since July, 1988. He joined the Company in 1985 as Operations Manager and served as Comptroller from 1987 through 1990. Mr. Borthwick owned and operated K&G Health Foods, a health food store in Old Forge, Pennsylvania, from 1979 through 1992. In addition, he served from 1988 to 1989 as Secretary/Treasurer of Wound Management Services, Dunmore, Pennsylvania. Mr. Borthwick earned an Associate Degree in Accounting and Business Administration from Keystone Junior College in 1979.

     Robert P. DiGiovine, RPh, serves as Director of Regulatory Affairs and Product Development of the Company. Formerly, Mr. DiGiovine served as Assistant Director of Scientific Affairs of the Company from December, 1993. He has served as Assistant Secretary since July, 1994, and as a director of the Company since July, 1988. Mr. DiGiovine is a registered pharmacist and formerly owned and operated DiGiovine Drug Store, a retail pharmacy in Old Forge, Pennsylvania, from 1985 to 1993. He attended Bloomsburg State College and the University of Scranton and earned his Bachelor of Science in Pharmacology from Temple University, Philadelphia, Pennsylvania, in 1980.

     Margaret R. Spencer has served as a director of the Company since November, 1984. She served as Vice Chairman of the Board of the Company from February,
1991 through September, 1994 and Chairman of the Board from December, 1985 through February, 1991. She is a Pennsylvania licensed Nursing Home Administrator and served from 1977 until her retirement in October, 1992, as Executive Director and Chief Executive Officer of Heritage House, a continuum care community for persons 62 years of age and older located in Wilkes Barre, Pennsylvania. Mrs. Spencer earned a Bachelor of Arts in Economics from the University of Pennsylvania in 1948.

     Joseph V. Villasin, MD, has served as a director of the Company since July, 1985. He has been a staff physician and Medical Director at Clarks Summit State Hospital Long Term Care Facility in Clarks Summit, Pennsylvania, since 1980 and 1990, respectively. Previously, Dr. Villasin served as the President, Medical Staff, at Clarks Summit State Hospital. He has also maintained a general medical practice clinic in Scranton, Pennsylvania, since 1980 and performs clinical studies relative to the Company's products. Dr. Villasin earned his undergraduate degree from the University of the Philippines College of Arts & Sciences in 1962 and graduated from the University of the Philippines College of Medicine in 1967. He completed his post-graduate training at the Philippine General Hospital, St. Michael Hospital, Milwaukee, Wisconsin, Mercy Hospital, Pittsburgh, Pennsylvania, and Wilson Memorial Hospital, Johnson City, New York, during 1967 through 1978. He has instructed anatomy at the University of the Philippines and pathology at the University of Pittsburgh College of Medicine.

     Dr. Hsia-Fu Chao has served as a director of the Company since July, 1994. Dr. Chao also serves on the board of directors of Hymedix, Inc., a publicly traded developer and distributor of pharmaceutical products. He has been the Chairman of First Taiwan Investment Holding, Inc. and a director of First Taiwan Investment Banking Group since 1986. Dr. Chao previously served as Chairman, and presently serves as a Consultant Physician and a director, of the China Medical Center, Taipei, Taiwan R.O.C. He graduated from the National Defense Medical Center (Taiwan) in 1961 and was a Fellow in medicine at Washington University. Dr. Chao completed his residency and ultimately served as Chief of Division of Gastroenterological Oncology at the Veterans General Hospital, Taipei, Taiwan R.O.C. He has held professorships at the National Yang Ming Medical University and the National Defense Medical Center.

     Robert W. Naismith, Ph.D., has served as a director of the Company since March, 1994 and served as Chairman of the Board from January, 1995 through May, 1996. He currently serves as the Managing Director of Healthcare at BlueStone Capital Partners, L.P. and Chairman of William Naismith Associates, a strategic business consulting firm. He is also a Senior Fellow at the Institute of
Molecular Biology & Medicine at the University of Scranton, Scranton, Pennsylvania. Dr. Naismith co-founded, and served as the President, Chief Executive Officer and a director of Biofor, Inc., a biopharmaceutical research and discovery company specializing in rational drug design via computer assisted molecular analysis, from 1986 to 1995. In addition, he served as Vice President of Scherer Healthcare, Inc., an Atlanta based healthcare company whose subsidiaries address various medical service and product markets from 1986 to 1995. Dr. Naismith has served as Chairman of the Compensation Committee of the Board of Directors of Penn Security Bank & Trust Company, Scranton, Pennsylvania since 1988, as a director and Chairman of the Joint Conference Committee of the Community Medical Center, Scranton, Pennsylvania from 1980 to 1992 and as Chairman and director of a publicly traded bridge fund. He holds an adjunct associate professorship in the School of Medicine at Case Western Reserve University and adjunct professorships in the Department of Biology at Pennsylvania State University and the Department of Biology at the University of Scranton. Dr. Naismith also serves as a Trustee of the William Harvey Medical Foundation, London, U.K. He is a member of the Editorial Board of the Journal of Applied Toxicology and the Journal of Hazardous Waste and is the author of over 30 publications. Dr. Naismith received his Bachelor of Science in Biology from East Stroudsburg University in 1966 and his Ph.D. in Genetics from Pennsylvania State University in 1971. He was awarded a tenured Associate Professorship at Pennsylvania State University in Biology in 1977.

     Herbert Grossman, RPh, has served as a director of the Company since June, 1995. Mr. Grossman has been President, Chief Executive Officer and a director of Beacon Laboratories LLC, a development stage research company specializing in the development of technology for the treatment of cancer, since July, 1995. He has over forty years experience in general management, corporate planning, marketing, advertising and publishing in the domestic and worldwide healthcare industry. From 1992 to 1995 Mr. Grossman served as a strategic business consultant to the Ortho Diagnostic Systems division of Johnson & Johnson. He was Chairman of the Board and a director of the Zambon Corporation, the United States subsidiary of the Zambon Group, an Italian based research-intensive, multinational healthcare manufacturer of pharmaceuticals, fine chemicals and hospital products, from 1990 through 1992 and 1988 through 1992, respectively. Mr. Grossman previously served as the founding President and Chief Executive Officer of the Zambon Corporation. He serves on the boards of directors of the following corporations: Biofor, Inc., Opticare Centers, Inc., Strategic Medical Communications, Inc., Jenner Technologies and REMBIS Associates. Mr. Grossman has served on numerous government and business committees, most recently on Deloitte Haskins & Sells' National Emerging Business Advisory Board in conjunction with the White House Conference on Small Business. He earned a Bachelor of Science in Pharmacy from Long Island University, Brooklyn College of Pharmacy, New York, in 1951. Mr. Grossman also attended the University of Miami Graduate Business School and New York University Graduate Business School.

     Laurence F. Lane has served as a director of the Company since June, 1995. Mr. Lane has been the Senior Vice President of Regulatory Affairs of NovaCare, Inc., a publicly traded medical rehabilitation corporation, since November, 1986. He has over twenty years of government relations and policy experience. Mr. Lane has served as the Director for Special Programs of the American Health Care Association, Director for Policy Development of the American Association of Homes for the Aging and legislative representative of the American Association of Retired Persons. He managed the 1980 White House Mini-Conference on Long Term Care and served as a credentialed resource person for the 1981 White House Conference on Aging. Mr. Lane is a member of the following organizations:
National Association for the Support of Long Term Care, International Subacute Healthcare Association, National Association for Rehabilitation Agencies, National Health Lawyers Association, and Healthcare Financial Management Association. He earned a Bachelor of Arts and M.A. from the School of Public and International Affairs of George Washington University, Washington, D.C. Mr. Lane has pursued doctoral studies at the Washington Public Affairs Center, University of Southern California and received a Gerontology certificate from Andrus Gerontology Center, University of Southern California in 1974.

Family Relationships

     Mary G. Clark is the mother of John T. Borthwick and Gary L. Borthwick. Margaret R. Spencer is the mother-in-law of John T. Borthwick.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed.

Item 12.  Executive Compensation

Summary Compensation Table

     The following table shows all compensation paid by the Company to its Chief Executive Officer and to each of its executive officers whose compensation exceeded $100,000 for their services in all capacities during the years 1994, 1995 and 1996:

                                   Annual Compensation
                                   -------------------  Options     All Other
Name and Principal Position   Year    Salary    Bonus     (#)      Compensation
----------------------------- ----   -------   -------  -------   --------------
John T. Borthwick             1996  $180,000      ---      ---    $10,861 (1)(2)
President and Chief           1995   150,000   $40,000   100,000   10,712 (1)(2)
Executive Officer             1994    93,500      ---      ---      9,962 (1)


Gary L. Borthwick             1996   135,000      ---      ---       7,514 (3)
Vice President for            1995   119,000    20,000    50,000     7,514 (3)
Finance & Operations and      1994    72,800      ---      ---       7,514 (3)
Chief Financial Officer


Donald F. McHale, RN          1996   150,000      ---      ---       2,289 (4)
Vice President for Sales      1995   129,000    13,800     ---         645 (2)
& Marketing                   1994    65,000      ---     50,000       ---


____________________________
(1) The Company enrolled John T. Borthwick in a split-dollar life insurance program on July 1, 1993. The monthly premiums are $830.18 for $500,000 coverage.
(2)  Matching contributions made pursuant to the Company's 401(k) plan.
(3) The Company enrolled Gary L. Borthwick in a split-dollar life insurance program on February 1, 1993. The monthly premiums are $626.15 for $500,000 coverage.
(4) This amount consists solely of matching contributions made pursuant to the Company's 401(k) plan. Mr. McHale's employment terminated on December 31, 1996. His severance payment, in the amount of $189,000, was accrued for accounting purposes in 1996 but was not paid until January, 1997. For information relative to Mr. McHale's severance, please refer to Exhibit 10.54.

Option Grants Table

     The following table sets forth information regarding grants of stock options made for the year ended December 31, 1996:

                                  Percent of Total    Exercise
                    Options       Options Granted to  Price
 Name               Granted (#)   Employees in 1996  ($/Share)  Expiration Date
 ----------------  ------------   ------------------ ---------- ----------------
 Edward J. Quilty   150,000(1)           100%           2.50     May 22, 2007

__________________
(1)   These options began vesting at a rate of 20% per year on May 22, 1996.

Aggregate Year End Option Value Table

     The following table sets forth information regarding the aggregate number and value of options held by the above executive officers as of December 31, 1996. No options have been exercised:

                                                            Value of Unexercised
                                 Number of Shares           In-The-Money Options
                              Underlying Unexercised        at December 31, 1996
                           Options at December 31, 1996           ($)(1)
                         -----------------------------    ---------------------
  Name                     Exercisable  Unexercisable  Exercisable Unexercisable
  -----------------------  -----------  -------------  ----------- -------------
  John T. Borthwick........ 20,000(2)      80,000         0            0
  Gary L. Borthwick........ 10,000(2)      40,000         0            0
  Donald F. McHale, RN ....  4,000(3)           0         0            0
                            20,000(4)           0         0            0
___________________________
(1) Determined based on a fair market value for the Company's common stock at December 31, 1996 of $2.00 per share.
(2) These options began vesting at a rate of 20% per year on January 1, 1996 and are exercisable at $2.31 per share.
(3) These options are exercisable at $3.60 per share and will expire on March 31, 1997 if not exercised.
(4) These options were granted in 1994 in the following amounts and exercise prices: 10,000 at $4.50 per share; 20,000 at $5.00 per share and 20,000 at $6.50 per share. All of these options were repriced by the Board of Directors and are exercisable at $2.50 per share. If unexercised by March 31, 1997, these options will expire.

Compensation of Directors

     All directors are reimbursed for expenses incurred in connection with each board and committee meeting attended. Each outside director receives $500 for every board meeting and for each separately held committee meeting attended. In addition, each outside director receives an annual retainer of $5,000. Inside directors receive no compensation for their services as directors.

     The following table sets forth certain information with respect to the grant of all options under the Stock Option Plan to the directors of the
Company:

                                  Exercisable
                         Options  Options at         Exercise
                         Granted  December 31, 1996  Price
Name                     (#)           (#)           ($/Share) Expiration Date
------------------------ -------- ------------------ --------- ---------------
Dr. Hsia-Fu Chao......... 10,000(1)   4,000           2.50    November 21, 2006
Robert P. DiGiovine, RPh   1,500(2)   1,200           3.60    August 14, 1997
Robert W. Naismith, Ph.D. 10,000(1)   4,000           2.50    November 21, 2006
Margaret R. Spencer .....  3,125(2)   2,500           3.60    August 14, 1997
                          10,000(1)   4,000           2.50    November 21, 2006
Joseph V. Villasin, MD ..  1,500(2)   1,200           3.60    August 14, 1997
                          10,000(1)   4,000           2.50    November 21, 2006

________________________
(1) These options began vesting at a rate of 20% per year on November 21, 1995.
(2) These options began vesting at a rate of 20% per year on August 14, 1993.

     The following table sets forth certain information with respect to the grant of options to directors of the Company exclusive of the Stock Option Plan:

                                  Exercisable
                         Options  Options at         Exercise
                         Granted  December 31, 1996  Price
Name                     (#)           (#)           ($/Share) Expiration Date
------------------------ -------- ------------------ --------- ---------------
  Herbert Grossman, RPh. 10,000(1)  4,000               2.50   November 21, 2006
  Laurence F. Lane...... 10,000(1)  4,000               2.50   November 21, 2006

________________________
(1) These options began vesting at a rate of 20% per year on November 21, 1995.

Employment Arrangements

     The Company entered into a five-year employment agreement (the "Agreement") with John T. Borthwick, its President and Chief Executive Officer, on December 29, 1995, and amended on March 5, 1997. The Agreement provides that Mr. Borthwick will receive base compensation of $180,000 during the calendar years 1996, 1997 and 1998 and base compensation for the calendar years 1999 and 2000 to be determined by the Board of Directors upon the recommendation of the Compensation Committee, together with such incentive and/or bonus compensation as may be awarded upon the recommendation of the Compensation Committee of the Board of Directors; provided, however, incentive and/or bonus compensation, if any, will be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Borthwick's contributions thereto. As additional compensation, the Agreement grants Mr. Borthwick 100,000 non-qualified stock options, exercisable at a price of $2.31 per share, of which 20,000 are vested as of January 1, 1996 and the remaining 80,000 vest at a rate of 20% per year. If the Company sells additional common stock during the term of the Agreement in a transaction, or related series of transactions, the result of which is to increase the number of shares of common stock outstanding by 40%, then Mr. Borthwick will be granted such additional stock options, exercisable at $2.31 per share, as may be necessary to enable him to purchase the same percentage of outstanding common stock as he maintained prior to such sale or issuance. In addition, in the event of a sale of substantially all of the stock or assets of the Company, or a merger or consolidation of the Company in which the Company is not the surviving entity, or upon the written agreement of the Company to effect such sale, merger or consolidation, Mr. Borthwick will have the option of completing the remaining term of his employment under the Agreement or receiving severance compensation equal to his total compensation accrued during the twelve-month period immediately preceding such sale, merger or consolidation. Further, in the event of such sale, merger or consolidation:
(1) the stock options granted pursuant to the Agreement will become exercisable in their entirety and will remain exercisable for a period of not less than thirty (30) days; and (2) the promissory note between Mr. Borthwick and the Company dated January 17, 1995 in the original principal amount of $99,530.34 will be forgiven. The Agreement further provides that Mr. Borthwick will receive a severance payment of 100% of his total compensation accrued during the twelve-month period immediately preceding the expiration of the Agreement if the Company does not renew or extend the term of the Agreement upon expiration thereof. The Agreement also provides that Mr. Borthwick will receive: (i) a vehicle for use primarily (but not exclusively) in the conduct of Company business, (ii) split-dollar life insurance in the face amount of $500,000, and
(iii) disability income insurance providing for payments of 50% of compensation. Mr. Borthwick may not disclose any confidential information of the Company during or after the term of the Agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

     The Company entered into a five-year employment agreement (the "Agreement") with Gary L. Borthwick, its Vice President for Finance and Operations and Chief Financial Officer, on December 29, 1995, and amended on March 5, 1997. The Agreement provides that Mr. Borthwick will receive base compensation of $135,000 during the calendar years 1996, 1997 and 1998 and base compensation for the calendar years 1999 and 2000 to be determined by the Board of Directors upon the recommendation of the Compensation Committee, together with such incentive and/or bonus compensation as may be awarded upon the recommendation of the Compensation Committee of the Board of Directors; provided, however, incentive and/or bonus compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Borthwick's contributions thereto. As additional compensation, the Agreement grants Mr. Borthwick 50,000 non-qualified stock options, exercisable at a price of $2.31 per share, of which 10,000 are vested as of January 1, 1996 and the remaining 40,000 vest at a rate of 20% per year. If the Company sells additional common stock during the term of the Agreement in a transaction, or related series of transactions, the result of which is to increase the number of shares of common stock outstanding by 40%, then Mr. Borthwick will be granted such additional stock options, exercisable at $2.31 per share, as may be necessary to enable him to purchase the same percentage of outstanding common stock as he maintained prior to such sale or issuance. In addition, in the event of a sale of substantially all of the stock or assets of the Company, or a merger or consolidation of the Company in which the Company is not the surviving entity, or upon the written agreement of the Company to effect such sale, merger or consolidation, Mr. Borthwick will have the option of completing the remaining term of his employment under the Agreement or receiving severance compensation equal to his total compensation accrued during the twelve-month period immediately preceding such sale, merger or consolidation. Further, in the event of such sale, merger or consolidation: (1) the stock options granted pursuant to the Agreement will become exercisable in their entirety and will remain exercisable for a period of not less than thirty (30) days; and (2) the promissory note between Mr. Borthwick and the Company dated January 17, 1995 in the original principal amount of $84,436.11 will be forgiven. The Agreement further provides that Mr. Borthwick will receive a severance payment of 100% of his total compensation accrued during the twelve-month period immediately preceding the expiration of the Agreement if the Company does not renew or extend the term of the Agreement upon expiration thereof. The Agreement also provides that Mr. Borthwick will receive: (i) split-dollar life insurance in the face amount of $500,000, and (ii) disability income insurance providing for payments of 80% of compensation. Mr. Borthwick may not disclose any confidential information of the Company during or after the term of the Agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

     The  Company   entered  into  a  three-year   employment   agreement   (the
"Agreement") with Robert P. DiGiovine, RPh, its Director of Regulatory Compliance and Product Development, on December 29, 1995. The Agreement provides that Mr. DiGiovine will receive base compensation of $75,000, $80,000 and $85,000 for the calendar years 1996, 1997 and 1998, respectively, together with such incentive and/or bonus compensation as may be awarded upon the recommendation of the Compensation Committee of the Board of Directors; provided, however, incentive and/or bonus compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. DiGiovine's contributions thereto; provided, further, that such incentive and/or bonus compensation shall not exceed 35% of Mr. DiGiovine's base compensation for that year. In addition, as further compensation under the Agreement, the Company has granted Mr. DiGiovine 15,000 non-qualified stock options which vest in three installments during the period January 1, 1996 through January 1, 1998 at an exercise price of $2.50 per share. In the event of the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity, or upon the written agreement of the Company to effect such sale, merger or consolidation, Mr. DiGiovine will have the option of completing the remaining term of his employment under the Agreement or receiving severance compensation equal to his total compensation accrued during the twelve-month period immediately preceding such sale, merger or consolidation. Further, in the event of such sale, merger or consolidation the stock options granted pursuant to the Agreement will become exercisable in their entirety and shall remain exercisable for a period of not less than thirty (30) days. The Agreement further provides that Mr. DiGiovine will receive a severance payment of 100% of his total compensation accrued during the twelve-month period immediately preceding the expiration of the Agreement if the Company does not renew or extend the term of the Agreement upon expiration thereof. The Agreement also provides that Mr. DiGiovine will receive disability income insurance providing for payments of 50% of compensation. Mr. DiGiovine may not disclose any confidential information of the Company during or after the term of the Agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

     The Company entered into a three-year employment agreement (the "Agreement") with Edward J. Quilty, its Chairman of the Board, on August 1, 1996. The Agreement provides that Mr. Quilty will receive base salary of $75,000 per year, together with a $25,000 annual bonus and such additional incentive compensation as may be awarded upon the recommendation of the Compensation Committee of the Board of Directors; provided, however, additional incentive compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Quilty's contributions thereto. As additional compensation, the Agreement grants Mr. Quilty 150,000 non-qualified stock options, exercisable at a price of $2.50 per share, of which 30,000 are vested as of May 22, 1996 and the remaining 120,000 vest at a rate of 20% per year. These options become 100% exercisable if Mr. Quilty becomes disabled, the Agreement is terminated by the Company other than "for cause," the Agreement is terminated by Mr. Quilty for the Company's breach, or in the event of the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity. If the Company sells additional common stock during the term of the Agreement in a transaction, or related series of transactions, the result of which is to increase the number of shares of common stock outstanding by 40%, then Mr. Quilty will be granted such additional stock options, exercisable at $2.50 per share, as may be necessary to enable him to purchase the same percentage of outstanding common stock as he maintained prior to such sale or issuance. In addition, in the event of the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity, the Company shall pay Mr. Quilty a severance payment equal to the greater of his salary for the remaining term of the Agreement or $100,000. Mr. Quilty may not disclose any confidential information of the Company during or after the term of the Agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

Stock Option Plan

     The Company adopted the Stock Option Plan, (the "Plan") in July 1991, and amended the Plan in January, 1994 and November 21, 1995. The number of shares of common stock ("Common Stock") reserved for issuance pursuant to the Plan is 450,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) non-qualified stock options ("NQSOs"). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the "Compensation Committee"). Subject to the restrictions of the Plan, the Compensation Committee determines who is eligible to receive stock options, the nature, amount and timing of options granted under the Plan, the exercise price and vesting schedule of any options granted, and all other terms and conditions of the options to be granted.

     Under the Plan, ISOs and NQSOs may have a term of up to ten years. Many options which have been granted under the Plan vest over the five-year period following the date of grant. Stock options are not assignable or transferable except by will or the laws of descent and distributi on. Shares subject to options granted under the Plan which have lapsed or terminated may again become available for options granted under the Plan.

     At December 31, 1996, there were 66,125 shares subject to options granted under the Plan, with exercise prices ranging from $2.50 to $3.60 per share. Options to purchase 6,125 shares began vesting in August, 1993 at a rate of 20% per year. In October, 1994, options to purchase 20,000 shares were granted to Donald F. McHale under the Plan at an exercise price of $5.00. These options were repriced by the Board of Directors at $2.50 and began vesting in October, 1995 at a rate of 20% per year. On March 31, 1997, Mr. McHale's right to exercise his options will terminate. Options to purchase an aggregate of 40,000 shares were granted and began vesting in November, 1995 at a rate of 20% per year.

Special Consultant to the Company

     The Company entered into a five-year consulting agreement ("Agreement") with Mary G. Clark, on March 14, 1994. The Agreement provides that Mrs. Clark will receive annual compensation of $70,000 with compensation to be adjusted from time to time by the President and Chief Executive Officer of the Company. In addition, in the event of a sale of substantially all of the stock or assets of the Company, or a merger or consolidation of the Company in which the Company is not the surviving entity, Mrs. Clark will have the option of completing the remaining term of the Agreement or receiving severance compensation equal to her annual compensation. The Agreement further provides that Mrs. Clark will receive a severance payment equal to her annual compensation if the Company does not renew or extend the term of the Agreement upon expiration thereof and disability income insurance providing for payments of 50% of her annual compensation. Mrs. Clark may not disclose any confidential information of the Company during or after the term of the Agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

     Mrs. Clark serves as the Company's acting Director of Scientific Affairs. In this capacity, she maintains primary responsibility for quality control, product formulations, clinical studies and liaison with the Food and Drug Administration.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 3, 1997, certain information regarding the current beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:
                                                                        Percent
                                              Number of Shares      Beneficially
 Name and Address of Beneficial Owner (1)     Beneficially Owned        Owned
--------------------------------------------- -------------------- ------------
Mary G. Clark, RN...............................     1,025,474           25.14%
John T. Borthwick (2)...........................       299,414            7.30%
Dr. Hsia-Fu Chao (3)............................       252,000            6.18%
Gary L. Borthwick (4)...........................       187,788            4.60%
Edward J. Quilty (5)............................        50,500            1.24%
Joseph V. Villasin, MD (6)......................        27,825             *
Robert P. DiGiovine, RPh (7)....................        15,075             *
Laurence F. Lane (8)............................        12,000             *
Margaret R. Spencer (9).........................         7,000             *
Robert W. Naismith, Ph.D. (8)...................         4,000             *
Herbert Grossman, RPh (8).......................         4,000             *
All directors and officers as a group
(11 persons) (10)...............................     1,885,076           46.21%
___________________________
 *    Less than one percent
(1) Except as otherwise noted, the address of each of the persons listed is 121 West Grace Street, Old Forge, Pennsylvania 18518.
(2) Includes 40,000 shares subject to options currently exercisable. No additional shares subject to options will become exercisable within 60 days.
(3)  First Taiwan Investment  Holding,  Inc., 15/F, 563, Chung Hsiao, East Road,
     Section 4 Taipei, Taiwan R.O.C., beneficially owns 248,000 shares of the Company's Common Stock. These shares are also beneficially owned by First Taiwan Investment & Development, Inc., First Taiwan Investment Banking Group and Dr. Chao by virtue of his position as Chairman of First Taiwan Investment Holding, Inc. Includes 4,000 shares subject to options currently exercisable. No additional shares subject to options will become exercisable within 60 days.
(4) Includes 20,000 shares subject to options currently exercisable. No additional shares subject to options will become exercisable within 60 days.
(5) Includes 30,000 shares subject to options currently exercisable. On May 22, 1997, 30,000 additional shares subject to options will become exercisable.
(6) Includes 5,200 shares subject to options currently exercisable. No additional shares subject to options will become exercisable within 60 days.
(7) Includes 11,200 shares subject to options currently exercisable. No additional shares subject to options will become exercisable within 60 days.
(8) Includes 4,000 shares subject to options currently exercisable. No additional shares subject to options will become exercisable within 60 days.
(9) Includes 6,500 shares subject to options currently exercisable. No additional shares subject to options will become exercisable within 60 days.
(10) Includes 128,900 shares subject to options currently exercisable.

Item 12.  Certain Relationships and Related Transactions

     The Company has entered into a five-year consulting agreement with its Vice Chairman of the Board, founder and former President, Mary G. Clark. The agreement provides that Mrs. Clark will provide services to the Company as its Special Consultant for Scientific Affairs with annual compensation of $70,000, to be adjusted from time to time by the Company's President and Chief Executive Officer. Mrs. Clark's annual compensation for 1996 was $99,000.

     The Company has entered into a five-year lease agreement with a shareholder, Amos M. Clark, for the lease of its executive offices. The Company can terminate the lease at any time upon giving six months notice. The annual rental payment for 1996 was $43,200. Amos M. Clark is a former Vice President and director of the Company and is the husband of Mary G. Clark.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit
Number                           Description                                Page
                                 -----------                                ----

3.1    Articles of Incorporation  effective June 3, 1996 (Previously filed    --
         as Exhibit B to the Company's  Proxy Statement filed on April 23,
         1996 and incorporated herein by reference.)
3.2    Bylaws effective June 3, 1996  (Previously  filed as Exhibit C to      --
         the Company's Proxy Statement filed on April 23, 1996 and
         incorporated herein by reference.)
10.01* Stock Option  Plan,  dated  July  18,  1991  (Previously  filed as     --
         Exhibit 10.01 to the Company's  Registration Statement filed on Form SB-2, No. 33-52246-NY, declared effective on May 13,
         1994  ["Registration  Statement"] and incorporated herein by reference.)
10.02* Stock Option Plan  Amendment,  dated January 14, 1994  (Previously     --
         filed  as  Exhibit  10.02 to  the  Company's  Registration
         Statement and incorporated herein by reference.)
10.03* Stock Option Plan Amendment,  dated November 21, 1995  (Previously     --
         filed as Exhibit 10.03 to the Company's Form 10-KSB on March
         29, 1996 ["1996 Form  10-KSB"]  and  incorporated  herein by reference.).
10.04  Master Distributorship Agreement, dated November 4, 1994, between      --
         the Company and Dimensions  Distributing,  Inc.  (Previously
         filed as Exhibit 10.03 to the Company's Form 10-KSB on March
         31, 1995 ["1995 Form  10-KSB"]  and  incorporated  herein by reference.)
10.05  Master Distributorship Agreement, dated December 5, 1994, between      --
         the Company and GMI, Inc. (Previously filed as Exhibit 10.04 to the Company's 1995 Form 10-KSB and incorporated herein by reference.)
10.06  Master  Distributorship   Agreement,  dated  November  16,  1994,      --
         between  the Company and D-LUX  Products,  Inc.  (Previously filed as Exhibit 10.05 to the Company's 1995 Form 10-KSB and incorporated herein by reference.)
10.07  Master  Distributorship   Agreement,  dated  December  14,  1994,      --
         between the  Company  and  Positive  Health  Products,  Inc.
         (Previously  filed as Exhibit  10.06 to the  Company's  1995
         Form 10-KSB and incorporated herein by reference.)
10.08  Master Distributorship  Agreement, dated October 1, 1994, between      --
         the Company and Resource Medical,  Inc. (Previously filed as
         Exhibit  10.07  to  the  Company's   1995  Form  10-KSB  and
         incorporated herein by reference.)
10.09  Master Distributorship Agreement, dated July 1, 1993, between the      --
         Company and Medical  Resources,  Inc.  (Previously  filed as
         Exhibit 10.07 to the Company's Registration Statement and incorporated herein by reference.)
10.10  Master  Distributorship   Agreement,  dated  November  21,  1994       --
         between the Company and Med Surg Systems,  Inc.  (Previously filed as Exhibit 10.10 to the Company's 1995 Form 10-KSB and incorporated herein by reference.)
10.11  Master Distributorship  Agreement,  dated July 12, 1993,  between      --
          the Company and Medical Marketing, Inc. (Previously filed as
          Exhibit  10.11  to  the  Company's   1995  Form  10-KSB  and
          incorporated herein by reference.)
10.12  Master Distributorship  Agreement,  dated August 3, 1994, between      --
         the Company and Med Net, Inc.  (Previously  filed as Exhibit
         10.12 to the  Company's  1995 Form  10-KSB and  incorporated herein by reference.)
10.13  Master Distributorship Agreement, dated January 23, 1996, between the Company and InnerQuest Sales, Inc.
10.14  Manufacturer Purchase Agreement, dated December 22, 1994, between      --
         the  Company  and  Kendall   Healthcare   Products   Company
         (Previously  filed as Exhibit  10.20 to the  Company's  1995
         Form 10-KSB and incorporated herein by reference. )
10.15  Loan Agreement,  dated July 15, 1993, between the Company and PNC      --
         Bank  (Previously  filed as Exhibit  10.40 to the  Company's
         Registration    Statement   and   incorporated   herein   by
         reference.)
10.16  Commitment Letter,  dated June 17, 1993, to the Company from           --
         PNC Bank relative to line of credit  (Previously  filed
         as  Exhibit   10.41  to  the   Company's   Registration
         statement and incorporated herein by reference.)
10.17  Promissory Note,  dated July 15,  1993,  from the Company to           --
         PNC  Bank  (Previously  filed as  Exhibit  10.42 to the
         Company's   Registration   Statement  and  incorporated
         herein by reference.)
10.18  Commercial Security Agreement,  dated July 15, 1993, between           --
         the Company and PNC Bank  (Previously  filed as Exhibit
         10.43  to  the  Company's  Registration  Statement  and
         incorporated herein by reference.)
10.19  Assignment of Trademarks from the Company in connection with           --
         the PNC Bank  financing  (Previously  filed as  Exhibit
         10.44  to  the  Company's  Registration  Statement  and
         incorporated herein by reference.)
10.20  Trademark  Security  Agreement  between  the Company and PNC           --
         Bank   (Previously   filed  as  Exhibit  10.45  to  the
         Company's   Registration   Statement  and  incorporated
         herein by reference.)
10.21  Assignment of Patents  from the Company in  connection  with           --
         the PNC Bank  financing  (Previously  filed as  Exhibit
         10.46  to  the  Company's  Registration  Statement  and
         incorporated herein by reference.)
10.22  Patent Security  Agreement  between the Company and PNC Bank           --
         (Previously  filed as  Exhibit  10.47 to the  Company's
         Registration   Statement  and  incorporated  herein  by
         reference.)
10.23  Financing  Statement  executed  July 15,  1993  between  the           --
         Company and PNC Bank (Previously filed as Exhibit 10.48
         to   the   Company's    Registration    Statement   and
         incorporated herein by reference.)
10.24  Agreement to Provide Insurance, dated July 15, 1993, between           --
         the Company and PNC Bank  (Previously  filed as Exhibit
         10.49  to  the  Company's  Registration  Statement  and
         incorporated herein by reference.)
10.25  Patent  Assignment,  dated April 22, 1994,  from PNC Bank to           --
         the Company  (Previously  filed as Exhibit 10.91 to the
         Company's   Registration   Statement  and  incorporated
         herein by reference.)
10.26  Riderto the  Security  Agreement - Patents,  dated April 27,           --
         1994,  between  the  Company  and PNC Bank  (Previously
         filed as Exhibit  10.92 to the  Company's  Registration
         Statement and incorporated herein by reference.)
10.27  Changes in Terms Agreement, dated June 27, 1994, between the           --
         Company  and PNC  Bank.  (Previously  filed as  Exhibit
         10.52 to the  Company's  1995 Form 10-KSB  incorporated
         herein by reference.)
10.28  Changes in Terms Agreement,  dated July 7, 1995, between the           --
         Company and PNC Bank (Previously filed as Exhibit 10.28
         to the Company's 1996 Form 10-KSB  incorporated  herein
         by reference.)
10.29  Lease Agreement,  dated January 14, 1994, between the Company          --
         and Amos M. Clark (Previously filed as Exhibit 10.50
         to   the   Company's    Registration    Statement   and
         incorporated herein by reference.)
10.30  Lease Agreement,   dated  September  1, 1993,   between  the           --
         Company  and  Mariotti  Building  Products  (Previously
         filed as Exhibit  10.51 to the  Company's  Registration
         Statement and incorporated herein by reference.)
10.31  License Agreement,  dated June 24, 1994, between the Company           --
         and  P.T.  Tempo  Scan  Pacific  (Previously  filed  as
         Exhibit 1 to the Company's Form 8-K dated June 24, 1994
         and incorporated herein by reference.)
10.32  License Agreement,  dated May 10, 1995,  between the Company           --
         and Trans  CanaDerm,  Inc.(Previously  filed as Exhibit
         10.03 to the  Company's  Form 10-QSB  filed on June 30,
         1995 and incorporated herein by reference.)
10.33  License  Agreement,  dated  October  31,  1996,  between the
         Company and Gamida- MedEquip Ltd.
10.34  License  Agreement,  dated May 1, 1995,  between the Company           --
         and Canadian Medical Supply, Inc.  (Previously filed as
         Exhibit  10.04 to the  Company's  Form 10-QSB  filed on
         June 30, 1995 and incorporated herein by reference.)
10.35  Distribution  Agreement,  dated  April 8, 1995,  between the           --
         Company and  Inter-Health,  Inc.  (Previously  filed as
         Exhibit  10.02 to the  Company's  Form 10-QSB  filed on
         June 30, 1995 and incorporated herein by reference.)
10.36  Distribution Agreement,  dated January 29, 1996, between the           --
         Company and Manta Medical  (Previously filed as Exhibit
         10.36  to  the   Company's   1996   Form   10-KSB   and
         incorporated herein by reference.)
10.37* Employment Agreement,  dated December 29, 1995,  between the           --
         Company and John T. Borthwick (Previously  filed as
         Exhibit  10.37 to the  Company's  1996 Form  10-KSB and
         incorporated herein by reference.)
10.38* Addendum to Employment  Agreement,  dated March 5, 1997,  between the Company and John T. Borthwick.
10.39* Employment  Agreement,  dated  December  29,  1995,  between  the      --
         Company and Gary L. Borthwick  (Previously  filed as Exhibit
         10.38 to the  Company's  1996 Form  10-KSB and  incorporated herein by reference.)
10.40* Addendum to Employment  Agreement,  dated March 5, 1997,  between the Company and Gary L. Borthwick.
10.41* Employment Agreement,  dated August 1, 1996,  between the Company and Edward J. Quilty.
10.42* Employment  Agreement,  dated  December  29,  1995,  between  the      --
         Company and Robert P. DiGiovine (Previously filed as Exhibit
         10.41 to the  Company's  1996 Form  10-KSB and  incorporated herein by reference.)
10.43* Promissory Note, dated January 17, 1995,  between the Company and      --
         John T. Borthwick  (Previously filed as Exhibit 10.73 to the
         Company's   1995   Form   10-KSB   incorporated   herein  by
         reference.)
10.44* Promissory Note, dated January 17, 1995,  between the Company and      --
         Gary L. Borthwick  (Previously filed as Exhibit 10.74 to the
         Company's   1995   Form   10-KSB   incorporated   herein  by
         reference.)
10.45* Stock Option  Agreement,  dated  November  21,  1995,  between the     --
         Company and Margaret R. Spencer (Previously filed as Exhibit
         10.48 to the  Company's  1996 Form  10-KSB and  incorporated herein by reference.)
10.46* Stock Option  Agreement, dated  November  21,  1995,  between the      --
         Company and Robert W. Naismith,  Ph.D.  (Previously filed as
         Exhibit  10.50  to  the  Company's   1996  Form  10-KSB  and
         incorporated herein by reference.)
10.47* Stock Option  Agreement, dated  November  21,  1995,  between the      --
         Company and  Laurence F. Lane  (Previously  filed as Exhibit
         10.51 to the  Company's  1996 Form 10- KSB and  incorporated herein by reference.)
10.48* Stock Option  Agreement, dated  November  21,  1995,  between the      --
         Company and Herbert  Grossman  (Previously  filed as Exhibit
         10.52 to the  Company's  1996 Form  10-KSB and  incorporated herein by reference.)
10.49* Stock Option  Agreement, dated  November  21,  1995,  between the      --
         Company and Joseph V. Villasin  (Previously filed as Exhibit
         10.53 to the  Company's  1996 Form  10-KSB and  incorporated herein by reference.)
10.50  Asset Purchase  Agreement,  dated  June  21,  1996,  between  the      --
         Company and Morgan Paris, Inc.  (Previously filed as Exhibit
         10.01 to the Company's Form 8-K filed on June 27, 1996.)
10.51  Settlement  Agreement  and Mutual  Release,  dated June 21, 1996,      --
         between the Company and Morgan Paris, Inc. (Previously filed as Exhibit 10.02 to the Company's Form 8-K filed on June 27,
         1996.)
10.52  Network  Services  Agreement,  dated  May 8,  1996,  between  the      --
         Company and CompuServe,  Inc.  (Previously  filed as Exhibit
         10.01 to the  Company's  Form  10-QSB  filed on  August  13,
         1996.)
10.53  Consulting Agreement,  dated March 14, 1994,  between the Company      --
         and Mary G. Clark  (Previously filed as Exhibit 10.80 to the
         Company's  Registration Statement and incorporated herein by reference.)
10.54  Agreement and  Release,  dated  December  23,  1996,  between the      --
         Company and Donald F. McHale. (Previously  filed as Exhibit
         10.01  to the  Company's  Form  8-K filed on January 6, 1997)
10.60* The  Company's 401(k) Plan, dated June 30, 1995 (Previously filed      --
         as Exhibit 10.56 to the Company's 1996 Form 10-KSB and incorporated herein by reference.)
27     Financial  Data  Schedule

  ____________________
*  Management  contract or compensatory plan.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the fourth quarter, 1996.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 1997
                             DERMA SCIENCES, INC.



                             By:   /s/  John T. Borthwick
                                        -----------------
                                        John T. Borthwick
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1997.


         Signatures:                         Title:


    /s/  Edward J. Quilty          Chairman of the Board
         ----------------
         Edward J. Quilty

    /s/  Mary G. Clark             Vice Chairman of the Board
         -------------
         Mary G. Clark

    /s/  John T. Borthwick         President, Chief Executive Officer
         -----------------         and Director
         John T. Borthwick

    /s/  Gary L. Borthwick         Vice  President for Finance and  Operations,
         -----------------         Chief Financial Officer and Director
         Gary L. Borthwick

    /s/  Joseph V. Villasin        Director
         ------------------
         Joseph V. Villasin, MD

    /s/  Margaret R. Spencer       Director
         -------------------
         Margaret R. Spencer

    /s/  Robert W. Naismith        Director
         ------------------
         Robert W. Naismith, Ph.D.

    /s/  Robert P. DiGiovine       Director
         -------------------
         Robert P. DiGiovine, RPh