Form 10QSB
period 1997-03-31
DERMA SCIENCES INC
filed 1997-05-14
CIK 892160

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1997

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

Date: March 31, 1997             Class: Common Stock, par value $.01 per share
                                 Shares Outstanding: 4,067,632

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                 Page
-----------                                                                 ----

Part I - Financial Information

  Item 1.  Condensed Financial Statements

   Balance Sheet - March 31, 1997............................................ 2

   Statements of Operations - Three months ended March 31, 1996 and March 31, 1997..................................................... 3

   Statements of Cash Flows - Three months ended March 31, 1996 and March 31, 1997..................................................... 4

   Notes to Condensed Financial Statements................................... 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 6

Part II - Other Information

  Item 1.  Legal Proceedings................................................. 8

  Item 6.  Exhibits and Reports on Form 8-K.................................. 8

                              DERMA SCIENCES, INC.
                                  BALANCE SHEET
                                 March 31, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $      131,382
   Short-term investments                                             1,911,832
   Accounts receivable                                                  851,698
   Inventory                                                            805,020
   Other current assets                                                 259,018
                                                                ----------------
      Total Current Assets                                            3,958,950

PROPERTY AND EQUIPMENT, net                                             110,538

OTHER ASSETS                                                            698,094
                                                                ----------------

TOTAL ASSETS                                                      $   4,767,582
                                                                ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Demand note payable                                           $      930,000
   Accounts payable                                                     649,265
   Accrued expenses                                                     438,866
                                                                ----------------
      Total Current Liabilities                                       2,018,131

NOTES PAYABLE                                                            95,000

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 15,000,000 shares,
      issued and outstanding 4,067,632 shares                            40,676
   Additional paid-in capital                                         4,644,741
   Retained deficit                                                  (2,030,966)
                                                                ----------------
      Total Shareholders' Equity                                      2,654,451
                                                                ----------------
           Total Liabilities and Shareholders' Equity             $   4,767,582
                                                                ================
See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                -------------------------------
                                                       1996              1997
                                                ---------------  --------------

NET SALES                                        $   1,043,174   $     751,733

COST OF SALES                                          259,862         183,855
                                                ---------------  --------------

GROSS PROFIT                                           783,312         567,878

OPERATING EXPENSES:
     Product development                               204,575         196,588
     Selling, general and administrative               893,193         750,839
                                                ---------------  --------------
          Total Operating Expenses                   1,097,768         947,427
                                                ---------------  --------------

LOSS FROM OPERATIONS                                  (314,456)       (379,549)

OTHER INCOME (EXPENSE):
     Interest income                                    41,451          29,684
     Interest expense                                  (14,482)        (16,492)
                                                ---------------  --------------
          Total Other Income                            26,969          13,192

LOSS BEFORE INCOME TAXES:                             (287,487)       (366,357)
     Income taxes                                      (18,163)              0
                                                ---------------  --------------

NET LOSS                                        $     (269,324)  $    (366,357)
                                                ===============  ==============

NET LOSS PER COMMON SHARE                       $        (0.07)  $       (0.09)
                                                ===============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 4,054,233       4,067,632
                                                ===============  ==============

See accompanying notes.

                               DERMA SCIENCES, INC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                            1996          1997
                                                       -----------   -----------
OPERATING ACTIVITIES:
 Net Loss                                              $ (269,324)    $(366,357)
 Adjustments to Reconcile Net Loss to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation and amortization                         12,319        54,231
     Changes in operating assets and liabilities:
        Accounts receivable                               437,915       468,155
        Inventory                                         (42,131)       32,639
        Other current assets                                5,327        (7,541)
        Other assets                                       22,679        (2,000)
        Accounts payable                                  235,662       (96,277)
        Accrued expenses                                 (118,415)     (215,087)
        Income taxes payable                              (42,598)            0
                                                      ------------  ------------
          Net Cash Provided by (Used in) Operating
            Activities                                    241,434      (132,237)

INVESTING ACTIVITIES:
 Increase in short-term investments                      (341,461)      (24,661)
 Purchases of property and equipment                      (20,136)       (8,028)
 Increase in patents and trademarks                       (11,219)       (4,741)
                                                      ------------  ------------
  Net Cash Used in Investing Activities                  (372,816)      (37,430)

FINANCING ACTIVITIES:
 Net change in revolving line of credit                         0       130,000
 Officers' note receivable                                      0       110,841
                                                      ------------  ------------
  Net Cash Provided by Financing Activities                     0       240,841

NET (INCREASE) DECREASE IN CASH AND                   -------------  -----------
     CASH EQUIVALENTS                                    (131,382)       71,174

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                            195,773        60,208
                                                      -------------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   64,391    $  131,382
                                                      =============  ===========

See accompanying notes.

                              DERMA SCIENCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in Form 10-KSB filed with the Securities and Exchange Commission on March 24, 1997.

Note 2 - Contingency

     ABS Life Sciences, Inc. has instituted litigation against the Company. For further information relative to the ABS litigation, please refer to Form 10-KSB filed by the Company on March 24, 1997.

Note 3 - Officers' Note Receivable

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

     In 1995, the Compensation Committee approved forgiveness of one officer's promissory note in the amount of $34,292 as part of the officer's severance package. In January, 1997, a former officer repaid his promissory note in the amount of $77,893 inclusive of principal and interest and two officers tendered common stock of the Company at the stock's closing price quoted by Nasdaq on the date of tender ($2.00 per share) in satisfaction of payments due during 1996 with respect to their promissory notes.

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

Results of Operations

Net Sales and Gross Profit

     Net sales for the first quarter, 1997 decreased $291,441, or 28%, to $751,733 from $1,043,174 in the first quarter, 1996. This decrease is partially attributable to the Company's decision not to impose a first quarter, 1997 price increase and customers' consequent lack of incentive to front-load inventory in the first quarter. In the past, the Company has announced price increases for its products effective April 1. This announcement typically results in customers increasing inventory levels during the first quarter.

     While sales are down as compared to the first quarter, 1996 they are steady as compared with the fourth quarter, 1996. Management believes that sales decreases have stabilized. The Company has hired two seasoned executives in the positions of Vice President for Sales and Vice President for Marketing in connection with its strategic plan to increase sales.

     A product-by-product sales comparison follows. Net sales of Dermagran Ointment decreased $122,033, or 20%, to $473,413 in the first quarter, 1997 from $595,446 in the first quarter, 1996. Net sales of Dermagran Hydrophilic Wound Dressing decreased $65,802, or 23%, to $218,929 in the first quarter, 1997 from $284,731 in the first quarter, 1996. Net sales of Dermagran Spray decreased $24,743, or 36%, to $43,622 in the first quarter, 1997 from $68,365 in the first quarter, 1996. Net sales of Dermagran Wet Dressing (Saline) decreased $5,945, or 60%, to $4,027 in the first quarter, 1997 from $9,972 in the first quarter, 1996. Net sales of Dermagran Zinc-Saline Wet Dressing decreased $25,698, or 68%, to $11,836 in the first quarter, 1997 from $37,534 in the first quarter, 1996.

     Cost of sales, expressed as a percentage of net sales, remained steady while in the aggregate cost of sales decreased $76,007, or 29%, to $183,855 in the first quarter, 1997 from $259,862 in the first quarter, 1996. This decrease is attributable to lower net sales.

     Gross profit, expressed as a percentage of net sales, remained steady while in the aggregate gross profit decreased $215,434, or 28%, to $567,878 in the first quarter, 1997 from $783,312 in the first quarter, 1996.

Operating Expenses

     Operating expenses decreased $150,341, or 14%, from $1,097,768 in the first quarter, 1996 to $947,427 in the first quarter, 1997. Product development expense for the first quarter, 1997 decreased $7,987, or 4%, to $196,588 from $204,575 in the first quarter, 1996 and increased as a percentage of net sales from 20% in the first quarter, 1996 to 26% in the first quarter, 1997.

     Selling, general and administrative expense for the first quarter, 1997 decreased $142,354, or 16%, to $750,839 in the first quarter, 1997 from $893,193 in the first quarter, 1996. The aggregate decrease in selling, general and administrative expense is largely attributable to decreases in commissions expense, promotions/sales support and advertising expense and legal litigation expense.

     Commission expense for the first quarter, 1997 decreased $58,186, or 37%, to $99,327 for the first quarter, 1997 from $157,513 for the first quarter, 1996. This decrease is attributable to the decrease in net sales. Promotions/sales support and advertising expense for the first quarter, 1997 decreased $60,161, or 57%, to $45,977 for the first quarter, 1997 from $106,138 for the first quarter, 1996. This decrease is primarily attributable to budget cut-backs. Legal litigation expense for the first quarter, 1997 decreased $32,291, or 67%, to $15,757 in the first quarter, 1997 from $48,048 in the first quarter, 1996. This decrease is primarily attributable to the settlement in 1996 of Morgan Paris, Inc. v. Derma Sciences, Inc.

Loss from Operations

     The Company incurred a loss from operations for the first quarter, 1997 in the amount of $379,549 compared to $314,456 for the first quarter, 1996.

Net Loss

     The Company incurred a net loss of $366,357, or $0.09 per share, for the first quarter, 1997 compared to $269,324, or $0.07 per share, for the first quarter, 1996.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments at March 31, 1997 decreased $742,113, or 27%, to $2,043,214 from $2,785,327 at March 31,
1996. The Company's working capital at March 31, 1997 decreased $1,539,046, or 44%, to $1,940,819 from $3,479,865 at March 31, 1996. These decreases are attributable to lower net sales which occasioned increased use of the Company's short-term investments and line-of-credit.

     Statements that are not historical facts, including statements about Derma Sciences, Inc.'s confidence and strategies, and expectations about new or existing products, technologies and opportunities, market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risks, impact of competitive product and prices, product development, commercialization or technological delays or difficulties, and trade, legal, social and economic risks.

                           Part II - Other Information

Item 1.  Legal Proceedings

     Information required by Item 103 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 24, 1997 is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. Except as set forth below, all exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 24, 1997 are incorporated herein by reference.

     Item      Description
     ----      -----------
      27       Financial Data Schedule (filed electronically with the U.S.
               Securities and Exchange commission only)

     (b) Reports on Form 8-K. On January 6, 1997 the Company filed a Form 8-K relative to the restructuring of its operations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DERMA SCIENCES, INC.



Dated:  May 14, 1997                By: /s/ Gary L. Borthwick
                                        ----------------------
                                        Gary L. Borthwick, Vice President for
                                        Finance and Operations and Chief
                                        Financial Officer