Form 10QSB
period 1997-06-30
DERMA SCIENCES INC
filed 1997-08-15
CIK 892160

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1997

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


                              214 Carnegie Center, Suite 100
                               Princeton, NJ 08540
                                 (609) 514-4744
                    (Address including zip code and telephone
                     number, of principal executive offices)

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

Date: June 30, 1997              Class: Common Stock, par value $.01 per share
                                 Shares Outstanding: 4,067,632

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                 Page

Part I - Financial Information

  Item 1.  Condensed Financial Statements

    Balance Sheet - June 30, 1997..........................................   2

    Statements of Operations - Three months ended June 30, 1996
       and June 30, 1997...................................................   3

    Statements of Operations - Six months ended June 30, 1996
       and June 30, 1997...................................................   4

    Statements of Cash Flows - Six months ended June 30, 1996
       and June 30, 1997...................................................   5

    Notes to Condensed Financial Statements................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   7

Part II - Other Information

  Item 1.  Legal Proceedings...............................................  12

  Item 4.  Submission of Matters to a Vote of Shareholders.................  12

  Item 6.  Exhibits and Reports on Form 8-K................................  12

                              DERMA SCIENCES, INC.
                                  BALANCE SHEET
                                  June 30, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $    144,962
   Short-term investments                                               837,929
   Accounts receivable, net                                             798,851
   Inventory                                                            779,097
   Other current assets                                                 250,187
                                                                ----------------
      Total Current Assets                                            2,811,026

PROPERTY AND EQUIPMENT, NET                                              94,858

OTHER ASSETS                                                            697,439
                                                                ----------------
TOTAL ASSETS                                                       $  3,603,323
                                                                ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Demand note payable                                             $    789,000
   Accounts payable                                                     631,708
   Other current liabilities                                            551,199
                                                                ----------------
      Total Current Liabilities                                       1,971,907

NOTES PAYABLE                                                            95,000
                                                                 ---------------
TOTAL LIABILITIES                                                     2,066,907

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 15,000,000 shares,
      issued and outstanding 4,067,632 shares                            40,676
   Additional paid-in capital                                         4,644,741
   Retained deficit                                                  (3,149,001)
                                                                ----------------
      Total Shareholders' Equity                                      1,536,416
                                                                ----------------
           Total Liabilities and Shareholders' Equity              $  3,603,323
                                                                ================

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                   -----------------------------
                                                   -----------------------------
                                                        1996             1997
                                                   -------------  --------------

NET SALES                                            $1,453,223      $  796,246

COST OF SALES                                           225,356         225,852
                                                   -------------  --------------
GROSS PROFIT                                          1,227,867         570,394

OPERATING EXPENSES:
   Product development                                  197,710          33,521
   Selling, general and administrative                  966,968       1,645,710
                                                   ------------   --------------
       Total Operating Expenses                       1,164,678       1,679,231
                                                   -------------  --------------

INCOME (LOSS) FROM OPERATIONS                            63,189      (1,108,837)

OTHER  INCOME (EXPENSE):
   Interest income                                       37,378           1,728
   Interest expense                                     (16,065)        (10,926)
                                                    ------------  --------------
       Total Other Income (Expense)                      21,313          (9,198)
                                                   -------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES:                       84,502      (1,118,035)
   Income taxes                                         (30,429)              0
                                                   -------------  --------------

NET INCOME  (LOSS)                                   $  114,931     ($1,118,035)
                                                   =============  ==============

NET  INCOME (LOSS) PER COMMON SHARE                       $0.03          ($0.27)

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                              4,054,233       4,067,632
                                                   =============  ==============

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                               ---------------------------------
                                               ---------------------------------
                                                      1996            1997
                                               ----------------  ---------------

NET SALES                                           $2,496,398       $1,547,979

COST OF SALES                                          485,217          409,707
                                               ----------------  ---------------

GROSS PROFIT                                         2,011,181        1,138,272

OPERATING EXPENSES:
   Product development                                 402,286          230,109
   Selling, general and administrative               1,866,786        2,396,549
                                               ----------------  ---------------
       Total Operating Expenses                      2,269,072        2,626,658
                                               ----------------  ---------------

LOSS FROM OPERATIONS                                  (257,891)      (1,488,386)

OTHER  INCOME (EXPENSE):
   Interest income                                      78,829           31,412
   Interest expense                                    (30,547)         (27,418)
                                               ----------------  ---------------
       Total Other Income (Expense)                     48,282            3,994
                                               ----------------  ---------------

LOSS BEFORE INCOME TAXES:                             (209,609)      (1,484,392)
   Income taxes                                        (55,217)               0
                                               ----------------  ---------------

NET LOSS                                           ($  154,392)   ($  1,484,392)
                                               ================  ===============

NET LOSS PER COMMON SHARE                               ($0.04)          ($0.36)
                                               ================  ===============
WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                             4,054,233        4,067,632
                                               ================  ===============

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            1996         1997
                                                         ----------- -----------
OPERATING ACTIVITIES:
Net Loss                                               ($ 154,392)($  1,484,392)
 Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
    Depreciation and amortization                          24,638        98,464
    Provision for bad debts                                             166,477
    Changes in operating assets and liabilities:
     Accounts receivable                                   13,012       354,525
     Inventory                                             75,694        58,562
     Other current assets                                  17,310       (25,413)
     Other assets                                        (359,699)      (52,517)
     Accounts payable                                     133,792      (113,834)
     Accrued expenses                                     (36,964)     (102,753)
     Income taxes payable                                 (66,290)
                                                        ----------- ------------
       Net Cash Used in Operating Activities             (352,899)   (1,100,881)

INVESTING ACTIVITIES:
    (Increase) decrease in short-term investments         (22,949)    1,049,242
    Purchases of property and equipment, net              (48,642)      (74,176)
    Increase in patents and trademarks                    (24,830)
                                                        ----------- -----------
      Net Cash (Used in) Provided by Investing
      Activities                                          (96,421)      975,066

FINANCING ACTIVITIES:
       Net change in revolving line of credit             100,000       (11,000)
       Principal payments on long-term debt and
          capitalized lease obligations                      (247)
      Proceeds from acquisition                           190,000
      Net change in officers' notes receivable                          221,569
                                                       ------------ ------------
           Net Cash Provided by Financing Activities      289,753       210,569

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS      (159,567)       84,754

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                              195,773        60,208
                                                       ------------- -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $36,206     $ 144,962
                                                       ============== ==========
See accompanying notes.

                              DERMA SCIENCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in Form 10-KSB filed with the Securities and Exchange Commission on March 24, 1997.

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

     In January, 1997, a former officer repaid his promissory note in the amount of $77,893 inclusive of principal and interest from the proceeds of his severance compensation. Also in January, 1997, two officers tendered common stock of the Company at the stock's closing price quoted by Nasdaq on the date of tender ($2.00 per share) in satisfaction of payments due during 1996 with respect to their promissory notes. In May, 1997, a former officer's promissory note in the amount of $74,247.68 was forgiven pursuant to his severance agreement. For further information, refer to Form 8-K filed with the Securities and Exchange Commission on July 1, 1997.

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Results of Operations

Net Sales and Gross Profit

     Net sales for the second quarter, 1997 decreased $656,977, or 45%, to $796,246 from $1,453,223 in the second quarter, 1996. The decrease in net sales is attributable both to the restructuring of the Company's distribution system and the elimination or reduction of Medicare reimbursement for Dermagran Ointment, Dermagran Spray and Dermagran Zinc Saline Wet Dressing.

     Net sales of Dermagran Ointment decreased $580,227, or 53%, to $523,828 in the second quarter, 1997 from $1,104,055 in the second quarter, 1996. Net sales of Dermagran Spray decreased $48,892, or 54%, to $42,084 in the second quarter, 1997 from $90,976 in the second quarter, 1996. Net sales of Dermagran
Zinc-Saline Wet Dressing decreased $26,685, or 62%, to $16,682 in the second quarter, 1997 from $43,367 in the second quarter, 1996. These decreases are attributable to the factors discussed above. Net sales of Dermagran Hydrophilic Wound Dressing increased marginally to $217,171 in the second quarter, 1997 versus $211,337 in the second quarter, 1996. Sales of Dermagran Wet Dressing (Saline) were not a material revenue producing factor in the second quarter, 1997 or the second quarter, 1996.

     Cost of sales, expressed as a percentage of net sales, increased from 16% in the second quarter, 1996 to 28% in the second quarter, 1997. This increase is attributable primarily to the sales decreases, discussed above, in the Company's relatively high margin Dermagran Ointment and Dermagran Spray. Aggregate cost of sales increased marginally to $225,852 in the second quarter, 1997 from $225,356 in the second quarter, 1996.

     Gross profit, expressed as a percentage of net sales, decreased from 84% in the second quarter, 1996 to 72% in the second quarter, 1997. Aggregate gross profit decreased $657,473, or 54%, to $570,394 in the second quarter, 1997 from $1,227,867 in the second quarter, 1996. These decreases are attributable to the increase in cost of sales discussed above.

Operating Expenses

     Operating expenses increased $514,553, or 44%, from $1,164,678 in the second quarter, 1996 to $1,679,231 in the second quarter, 1997. This increase represents the net effect of the increase in selling, general and administrative expense and the decrease in product development expense discussed below.

     Product development expense for the second quarter, 1997 decreased $164,189, or 83%, to $33,521 from $197,710 in the second quarter, 1996. This decrease is attributable to a decrease in product development staffing together with increased outsourcing of product development functions.

     Selling, general and administrative expense for the second quarter, 1997 increased $678,742, or 70%, to $1,645,710 in the second quarter, 1997 from $966,968 in the second quarter, 1996. The aggregate increase is primarily attributable to increases in wages and benefits expense and bad debt expense together with the incurrence of recruiting expense.

     Wages and benefits expense for the second quarter, 1997 expressed as a percentage of sales increased to 76% from 16% in the second quarter, 1996. Aggregate wages and benefits expense increased $371,446 to $605,682 for the second quarter, 1997 from $234,236 for the second quarter, 1996. These increases are attributable to severance costs of $251,992 and compensation incident to the hiring of marketing and sales personnel of $119,454.

     Bad debt expense for the second quarter, 1997 expressed as a percentage of sales increased to 15% from a negative 2% in the second quarter, 1996. Aggregate bad debt expense, net of recoveries, increased $140,582 to $116,477 for the second quarter, 1997 from a negative $24,105 for the second quarter, 1996. These increases are primarily attributable to an increase in the allowance for doubtful accounts of $125,000 from $100,000 to $225,000.

     Recruiting fees of $83,000 were incurred in the second quarter, 1997 in connection with the hiring of marketing and sales personnel. No comparable costs were incurred in the second quarter, 1996.

Income (Loss) from Operations

     The Company incurred a loss from operations for the second quarter, 1997 in the amount of $1,108,837 compared to income from operations of $63,189 for the second quarter, 1996. This loss from operations for the second quarter, 1997 is attributable to the decrease in net sales and increase in operating expenses discussed above under "Net Sales and Gross Profit" and "Operating Expenses."

Net (Loss) Income

     The Company incurred a loss of $1,118,035, or $0.27 per share, for the second quarter, 1997 compared to net income of $114,931, or $.03 per share, for the second quarter, 1996. The loss for the second quarter, 1997 is attributable to the factors discussed above under "Income (Loss) from Operations."

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Results of Operations

Net Sales and Gross Profit

     Net sales for the six months ended June 30, 1997 decreased $948,419, or 38%, to $1,547,979 from $2,496,398 in the six months ended June 30, 1996. The decrease in net sales is attributable both to the second quarter, 1997 restructuring of the Company's distribution system and the elimination or reduction of Medicare reimbursement for Dermagran Ointment, Dermagran Spray and Dermagran Zinc Saline Wet Dressing.

     Net sales of Dermagran Ointment decreased $713,170, or 42%, to $986,331 in the six months ended June 30, 1997 from $1,699,501 in the six months ended June 30, 1996. Net sales of Dermagran Spray decreased $74,580, or 47%, to $84,761 in the six months ended June 30, 1997 from $159,341 in the six months ended June 30, 1996. Net sales of Dermagran Zinc-Saline Wet Dressing decreased $46,099, or 59%, to $32,569 in the six months ended June 30, 1997 from $78,668 in the six months ended June 30, 1996. Net sales of Dermagran Hydrophilic Wound Dressing decreased $53,486, or 11%, to $442,582 in the six months ended June 30, 1997 from $496,068 in the six months ended June 30, 1996. Net sales of Dermagran Wet Dressing (Saline) decreased $13,114, or 97%, to $346 in the six months ended
June 30, 1997 from $13,460 in the six months ended June 30, 1996. These decreases are attributable to the factors discussed above.

     Cost of sales, expressed as a percentage of net sales, increased from 19% in the six months ended June 30, 1996 to 26% in the six months ended June 30, 1997. This increase is attributable primarily to the sales decreases, discussed above, in the Company's relatively high margin Dermagran Ointment and Dermagran Spray. Aggregate cost of sales decreased to $409,707 in the six months ended June 30, 1997 from $485,217 in the six months ended June 30, 1996.

     Gross profit, expressed as a percentage of net sales, decreased from 81% in the six months ended June 30, 1996 to 74% in the six months ended June 30, 1997. Aggregate gross profit decreased $872,909, or 43%, to $1,138,272 in the six months ended June 30, 1997 from $2,011,181 in the six months ended June 30, 1996. These decreases are attributable to the increase in cost of sales discussed above.

Operating Expenses

     Operating expenses increased $357,586, or 16%, from $2,269,072 in the six months ended June 30, 1996 to $2,626,658 in the six months ended June 30, 1997. This increase represents the net effect of the increase in selling, general and administrative expense and the decrease in product development expense discussed below.

     Product development expense for the six months ended June 30, 1997 decreased $172,177, or 43%, to $230,109 from $402,286 for the six months ended June 30, 1996. This decrease is attributable to a decrease in product development staffing together with increased outsourcing of product development functions.

     Selling, general and administrative expense for the six months ended June 30, 1997 increased $529,763, or 28%, to $2,396,549 in the six months ended June 30, 1997 from $1,866,786 in the six months ended June 30, 1996. The increase in selling, general and administrative expense is primarily attributable to increases in wages and benefits expense and bad debt expense together with the incurrence of recruiting expense.

     Wages and benefits expense for the six months ended June 30, 1997 expressed as a percentage of sales increased to 53% from 18% in the six months ended June 30, 1996. Aggregate wages and benefits expense increased $360,573 to $818,160 for the six months ended June 30, 1997 from $457,587 for the six months ended June 30, 1996. These increases are attributable to severance costs of $251,992 and compensation incident to the hiring of marketing and sales personnel of $108,581.

     Bad debt expense for the six months ended June 30, 1997 expressed as a percentage of sales increased to 11% from 1% in the six months ended June 30, 1996. Aggregate bad debt expense increased $130,192 to $166,477 for the six months ended June 30, 1997 from $36,285 for the six months ended June 30, 1996. These increases are primarily attributable to an increase in the allowance for doubtful accounts of $125,000 from $100,000 to $225,000.

     Recruiting fees of $83,000 were incurred in the second quarter, 1997 in connection with the hiring of marketing and sales personnel. No comparable costs were incurred in the six months ended June 30, 1996.

Loss from Operations

     The Company incurred a loss from operations for the six months ended June 30, 1997 in the amount of $1,488,386 compared to a loss from operations of $257,891 for the six months ended 1996. The increased loss from operations for the six months ended June 30, 1997 is attributable to the decrease in net sales and increase in operating expenses discussed above under "Net Sales and Gross Profit" and "Operating Expenses."

Net Loss

     The Company incurred a net loss of $1,484,392, or $.36 per share, for the six months ended 1997 compared to a net loss of $154,392, or $.04 per share, for the six months ended 1996. The increased net loss for the six months ended June 30, 1997 is attributable to the factors discussed above under "Loss from Operations."

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments at June 30, 1997 decreased $1,455,739, or 60%, to $982,891 from $2,438,630 at June 30, 1996.
The Company's working capital at June 30, 1997 decreased $2,521,072, or 75%, to $839,119 from $3,360,191 at June 30, 1996. These decreases are attributable to lower net sales and increased operating expenses which occasioned increased use of the Company's short-term investments and line-of-credit.

     The Company has a bank line-of-credit, secured by inventory and accounts receivable, whose balance at June 30, 1997 was $789,000. This line-of-credit is renewable (payable in full) September 30, 1997. The Company believes that it will be able either to secure renewal of its current credit line or secure credit upon comparable terms with another financial institution.

     The Company has instituted several measures with a view to increasing sales. Among these are included: (a) the hiring of a new vice president for marketing and a new vice president for sales together with four regional sales managers and directors, (b) restructuring of the Company's distribution system to eliminate non-producing distributors, increase profit margins and improve territorial coverage, (c) expansion of the Company's product line via the licensing of wound care products from other companies, and (d) licensing the Company's proprietary products for distribution under private labels. The Company has also taken steps to reduce its operating expenses, including: (a) downsizing administrative staff, (b) reducing the size of leasehold facilities, and (c) outsourcing financial and R&D functions. The Company expects that the foregoing measures will enable it to significantly narrow its operating loss in the third quarter, 1997, achieve break-even in the fourth quarter, 1997 and meet it's obligations in the ordinary course of buisness.

     The Company is presently investigating several sources of investment capital relative to the financing of its growth strategies. Although there can be no assurance that these efforts will be successful, the Company believes that it will be able to secure financing in the amounts, and upon terms, acceptable to it.

     Statements that are not historical facts, including statements about the Company's confidence and strategies, and expectations about new or existing products, technologies and opportunities, market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risks, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, social, financial and economic risks.

                           Part II - Other Information

Item 1.  Legal Proceedings

     Information required by Item 103 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 24, 1997, is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Shareholders

     On May 14, 1997, the Company held its annual meeting of shareholders. The items for consideration by the shareholders were the election of directors and the ratification of the selection of Ernst & Young LLP as independent auditors for the year ended December 31, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. All nominees for director were elected for one year terms. The selection of Ernst & Young LLP as independent auditors was ratified by a vote of 3,140,536 in favor and 47,019 against with 26,550 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. With the exception of the following, all exhibits required by
Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 24, 1997 and on Form 8-K on July 1, 1997 are incorporated herein by reference.

    Item            Description
    3.1             Bylaws effective May 14, 1997
    10.01*          Stock Option Agreement between the Company and Stephen T.
                    Wills, CPA, MST dated July 23, 1997
    27              Financial Data Schedule (filed electronically with the U. S.
                    Securities and Exchange Commission only)

            *Management Contract

     (b) Reports on Form 8-K. On May 6, 1997 and May 23, 1997 the Company filed Forms 8-K relative to the hiring/promotion of several executives and the execution of a letter of intent to form a joint venture with Innovative Technologies Group plc, respectively.