Form 10QSB
period 1997-09-30
DERMA SCIENCES INC
filed 1997-11-10
CIK 892160

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 --------------


                                   FORM 10-QSB

                                 --------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1997

                                 --------------

                         Commission File Number 1-31070


                                 --------------

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

                                         Yes X                 No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date:  September 30, 1997         Class:  Common Stock, par value $.01 per share
                                  Shares Outstanding:  4,067,632



================================================================================

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                                      Page

Part I - Financial Information

     Item 1.  Condensed Financial Statements

          Balance Sheet - September 30, 1997................................................       2

          Statements of Operations - Three months ended September 30, 1996
             and September 30, 1997.........................................................       3

          Statements of Operations - Nine months ended September 30, 1996
             and September 30, 1997.........................................................       4

          Statements of Cash Flows - Nine months ended September 30, 1996
             and September 30, 1997.........................................................       5

          Notes to Condensed Financial Statements...........................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................       7

Part II - Other Information

     Item 1.  Legal Proceedings.............................................................      12

     Item 2.  Changes in Securities and Use of Proceeds.....................................      12

     Item 6.  Exhibits and Reports on Form 8-K..............................................      12

                              DERMA SCIENCES, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $   87,251
   Short-term investments                                               561,443
   Accounts receivable, net                                             510,697
   Inventory                                                            710,449
   Other current assets                                                 256,262
                                                               ----------------
      Total Current Assets                                            2,126,102

PROPERTY AND EQUIPMENT, NET                                              83,371

OTHER ASSETS                                                            702,773
                                                                ----------------

TOTAL ASSETS                                                         $2,912,246
                                                                ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Demand note payable                                              $   789,000
   Accounts payable                                                     679,931
   Other current liabilities                                            543,121
                                                                ----------------
      Total Current Liabilities                                       2,012,052

NOTES PAYABLE                                                            95,000
                                                                ----------------

TOTAL LIABILITIES                                                     2,107,052
                                                                ----------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 15,000,000 shares,
      issued and outstanding 4,067,632 shares                            40,676
   Additional paid-in capital                                         4,644,741
   Accumulated deficit                                               (3,880,223)
                                                                ----------------
      Total Shareholders' Equity                                        805,194
                                                                ----------------
           Total Liabilities and Shareholders' Equity                $2,912,246
                                                                ================

                            See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                     -------------------------------------
                                                                     -------------------------------------
                                                                           1996                1997
                                                                     ------------------  -----------------

NET SALES                                                                   $1,311,536        $ 1,128,292

COST OF SALES                                                                  281,728            183,446
                                                                     ------------------  -----------------

GROSS PROFIT                                                                 1,029,808            944,846
                                                                     ------------------  -----------------

OPERATING EXPENSES:
   Product development                                                         207,868             87,302
   Selling, general and administrative                                       1,012,216          1,604,902
                                                                     ------------------  -----------------

       Total Operating Expenses                                              1,220,084          1,692,204
                                                                     ------------------  -----------------

LOSS FROM OPERATIONS                                                          (190,276)          (747,358)
                                                                     ------------------  -----------------

OTHER  INCOME (EXPENSE):
   Interest income                                                              30,271             34,176
   Interest expense                                                            (16,546)           (18,040)
                                                                     ------------------  -----------------

       Total Other Income                                                       13,725             16,136
                                                                     ------------------  -----------------

LOSS BEFORE INCOME TAXES:                                                     (176,551)          (731,222)
   Income taxes                                                                 (8,335)                 0
                                                                     ------------------  -----------------

NET LOSS                                                                  ($   168,216)         ($731,222)
                                                                     ==================  =================

NET LOSS PER COMMON SHARE                                                       ($0.04)            ($0.18)
                                                                     ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                                     4,054,233          4,067,632
                                                                     ==================  =================

                            See accompanying notes.

                                         DERMA SCIENCES, INC.
                                       STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                    -----------------------------------
                                                                    -----------------------------------
                                                                          1996              1997
                                                                    ----------------- -----------------

NET SALES                                                                 $3,807,934        $2,676,271

COST OF SALES                                                                766,945           593,153
                                                                    ----------------- -----------------

GROSS PROFIT                                                               3,040,989         2,083,118
                                                                    ----------------- -----------------

OPERATING EXPENSES:
   Product development                                                       610,153           317,411
   Selling, general and administrative                                     2,865,753         4,001,451
                                                                    ----------------- -----------------

       Total Operating Expenses                                            3,475,906         4,318,862
                                                                    ----------------- -----------------

LOSS FROM OPERATIONS                                                        (434,917)       (2,235,744)
                                                                    ----------------- -----------------

OTHER  INCOME (EXPENSE):
   Interest income                                                           109,099            65,588
   Interest expense                                                          (47,092)          (45,458)
                                                                    ----------------- -----------------

       Total Other Income                                                     62,007            20,130
                                                                    ----------------- -----------------

LOSS BEFORE INCOME TAXES:                                                   (372,910)       (2,215,614)
   Income taxes                                                              (50,302)                0
                                                                    ----------------- -----------------

NET LOSS                                                                 ($  322,608)      ($2,215,614)
                                                                    ================= =================

NET  LOSS PER COMMON SHARE                                                    ($0.08)           ($0.54)
                                                                    ================= =================

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                                   4,054,233         4,067,632
                                                                    ================= =================

                            See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                            -----------------------------------
                                                                                                  1996              1997
                                                                                            ----------------- -----------------
OPERATING ACTIVITIES:
   Net Loss                                                                                      ($  322,608)      ($2,215,614)
   Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities:
       Depreciation and amortization                                                                  73,370           199,693
       Provision for bad debts                                                                        64,324           536,975
       Changes in operating assets and liabilities:
         Accounts receivable                                                                        (130,193)          272,181
         Inventory                                                                                   168,136           127,210
         Other current assets                                                                        (92,872)            7,848
         Other assets                                                                               (359,699)         (121,480)
         Accounts payable                                                                             48,650           (65,611)
         Accrued expenses                                                                             19,437          (110,831)
         Income taxes payable                                                                        (88,123)                0
                                                                                            ----------------- -----------------
           Net Cash Used in Operating Activities                                                    (619,578)       (1,369,629)
                                                                                            ----------------- -----------------

INVESTING ACTIVITIES:
       Decrease in short-term investments                                                            269,065         1,325,728
       Purchases of property and equipment, net                                                      (64,668)          (62,687)
       Increase in patents and trademarks                                                            (37,686)          (37,602)
                                                                                            ----------------- -----------------
           Net Cash Provided by Investing Activities                                                 166,711         1,225,439
                                                                                            ----------------- -----------------

FINANCING ACTIVITIES:
       Net change in revolving line of credit                                                        100,000           (11,000)
       Principal payments on long-term debt and
          capitalized lease obligations                                                                 (247)                0
       Proceeds from acquisition                                                                     190,000                 0
       Net change in officers' notes receivable                                                            0           182,233
                                                                                            ----------------- -----------------
           Net Cash Provided by Financing Activities                                                 289,753           171,233
                                                                                            ----------------- -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (163,114)           27,043

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                                         195,773            60,208
                                                                                            ----------------- -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $  32,659         $  87,251
                                                                                            ================= =================

                            See accompanying notes.

                              DERMA SCIENCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in Form 10-KSB filed with the Securities and Exchange Commission on March 24, 1997.

NOTE 2 - CONTINGENCY

     ABS Life Sciences, Inc. has instituted litigation against the Company. The Company has denied having any liability to ABS Life Sciences, Inc. and has been advised by its counsel that its position is meritorious. Accordingly, no provision for litigation has been included in the financial statements. For further information relative to the ABS litigation, please refer to Form 10-KSB filed by the Company on March 24, 1997.

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

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

Net Sales and Gross Profit

     Net sales for the third quarter, 1997 decreased $183,244, or 14%, to $1,128,292 from $1,311,536 in the third quarter, 1996. The decrease in net sales is attributable both to the restructuring of the Company's distribution system and the elimination or reduction of Medicare reimbursement for certain product lines.

     Net sales of Dermagran Ointment decreased $165,262, or 17%, to $816,018 in the third quarter, 1997 from $981,280 in the third quarter, 1996. Net sales of Dermagran Hydrophilic Wound Dressing decreased marginally to $198,463 in the third quarter, 1997 versus $212,034 in the third quarter, 1996. The decreases are attributable to the factors discussed above. Net sales of Dermagran Spray increased $13,277, or 20%, to $80,590 in the third quarter, 1997 from $67,313 in the third quarter, 1996. Net sales of Dermagran Zinc-Saline Wet Dressing increased $4,670, or 35%, to $18,031 in the third quarter, 1997 from $13,361 in the third quarter, 1996. These increases are primarily attributable to a price increase during the third quarter of 1997 which increased the overall net sales of Dermagran Spray and Dermagran Zinc-Saline Wet Dressing. Sales of Dermagran Wet Dressing (Saline) were not a material revenue producing factor in the third quarter, 1997 or the third quarter, 1996.

     Cost of sales, expressed as a percentage of net sales, decreased from 21% in the third quarter, 1996 to 16% in the third quarter, 1997. This decrease is attributable primarily to the increase in net sales resulting from the price increase, discussed above. Aggregate cost of sales decreased $98,282 or 35% to $183,446 in the third quarter, 1997 from $281,728 in the third quarter, 1996. This decrease is primarily attributable to selling less product in the third quarter, 1997 as discussed above.

     Gross profit, expressed as a percentage of net sales, increased from 79% in the third quarter, 1996 to 84% in the third quarter, 1997. Aggregate gross profit decreased $84,962, or 8%, to $944,846 in the third quarter, 1997 from $1,029,808 in the third quarter, 1996. The increase in the gross profit percentage is attributable to the price increase discussed above. The decrease in the aggregate gross profit is primarily attributable to the sales decreases, discussed above.

Operating Expenses

     Operating expenses increased $472,120, or 39%, from $1,220,084 in the third quarter, 1996 to $1,692,204 in the third quarter, 1997. This increase represents the net effect of the increase in selling, general and administrative expense and the decrease in product development expense discussed below.

     Product development expense for the third quarter, 1997 decreased $120,566, or 58%, to $87,302 from $207,868 in the third quarter, 1996. This decrease is attributable to a decrease in product development staffing together with increased outsourcing of product development functions.

     Selling, general and administrative expense for the third quarter, 1997 increased $592,686, or 59%, to $1,604,902 in the third quarter, 1997 from $1,012,216 in the third quarter, 1996. The aggregate increase is primarily attributable to increases in wages and benefits expense including the incurrence of severance expense and an increase in bad debt expense.

     Wages and benefits expense for the third quarter, 1997 expressed as a percentage of sales increased to 42% from 21% in the third quarter, 1996. Aggregate wages and benefits expense increased $204,720 to $474,902 for the third quarter, 1997 from $270,182 for the third quarter, 1996. These increases are attributable to severance costs of $135,000 and compensation incident to the hiring of marketing and sales personnel of $156,845.

     Bad debt expense for the third quarter, 1997 expressed as a percentage of sales increased to 33% from 2% in the third quarter, 1996. Aggregate bad debt expense, net of recoveries, increased $342,462 to $370,498 for the third quarter, 1997 from $28,036 for the third quarter, 1996. These increases are primarily attributable to the reserve and write off of uncollectible accounts related to the restructuring of the Company's distribution system.

Loss from Operations

     The Company incurred a loss from operations for the third quarter, 1997 in the amount of $747,358 compared to a loss from operations of $190,276 for the third quarter, 1996. This increased loss from operations is attributable to the decrease in net sales and increase in operating expenses discussed above under "Net Sales and Gross Profit" and "Operating Expenses."

Net Loss

     The Company incurred a loss of $731,222, or $0.18 per share, for the third quarter, 1997 compared to a loss of $168,216, or $.04 per share, for the third quarter, 1996. The loss for the third quarter, 1997 is attributable to the factors discussed above under "Loss from Operations."

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

Net Sales and Gross Profit

     Net sales for the nine months ended September 30, 1997 decreased $1,131,663, or 30%, to $2,676,271 from $3,807,934 in the nine months ended
September 30, 1996. The decrease in net sales is attributable both to the second quarter and third quarter, 1997 restructuring of the Company's distribution system and the elimination or reduction of Medicare reimbursement for certain product lines.

     Net sales of Dermagran Ointment decreased $881,016, or 33%, to $1,800,012 in the nine months ended September 30, 1997 from $2,681,028 in the nine months ended September 30, 1996. Net sales of Dermagran Hydrophilic Wound Dressing decreased $110,483, or 15%, to $643,901 in the nine months ended September 30, 1997 from $754,384 in the nine months ended September 30, 1996. Net sales of Dermagran Spray decreased $62,494, or 27%, to $164,906 in the nine months ended September 30, 1997 from $227,400 in the nine months ended September 30, 1996. Net sales of Dermagran Zinc-Saline Wet Dressing decreased $41,224, or 45%, to $50,642 in the nine months ended September 30, 1997 from $91,866 in the nine months ended September 30, 1996. Net sales of Dermagran Wet Dressing (Saline) decreased $1,413 or 10%, to $12,989 in the nine months ended September 30, 1997 from $14,402 in the nine months ended September 30, 1996. These decreases are attributable to the factors discussed above. During the third quarter, 1997 the Company increased the sales price on all product lines.

     Cost of sales, expressed as a percentage of net sales, increased from 20% in the nine months ended September 30, 1996 to 22% in the nine months ended September 30, 1997. This increase is attributable primarily to the sales decreases, discussed above, in the Company's relatively high margin Dermagran Ointment, Dermagran Hydrophilic Wound Dressing and Dermagran Spray. Aggregate cost of sales decreased $173,792 or 23% to $593,153 in the nine months ended September 30, 1997 from $766,945 in the nine months ended September 30, 1996.

     Gross profit, expressed as a percentage of net sales, decreased from 80% in the nine months ended September 30, 1996 to 78% in the nine months ended September 30, 1997. Aggregate gross profit decreased $957,871, or 32%, to $2,083,118 in the nine months ended September 30, 1997 from $3,040,989 in the nine months ended September 30, 1996. These decreases are primarily attributable to the increase in cost of sales discussed above.

Operating Expenses

     Operating expenses increased $842,956, or 24%, from $3,475,906 in the nine months ended September 30, 1996 to $4,318,862 in the nine months ended September 30, 1997. This increase represents the net effect of the increase in selling, general and administrative expense and the decrease in product development expense discussed below.

     Product development expense for the nine months ended September 30, 1997 decreased $292,742, or 48%, to $317,411 from $610,153 for the nine months ended September 30, 1996. This decrease is attributable to a decrease in product development staffing together with increased outsourcing of product development functions.

     Selling, general and administrative expense for the nine months ended September 30, 1997 increased $1,135,698, or 40%, to $4,001,451 in the nine months ended September 30, 1997 from $2,865,753 in the nine months ended September 30, 1996. The aggregate increase is primarily attributable to increases in wages and benefits expense including the incurrence of severance expense and an increase in bad debt expense together with the incurrence of recruiting expense.

     Wages and benefits expense for the nine months ended September 30, 1997 expressed as a percentage of sales increased to 52% from 19% in the nine months ended September 30, 1996. Aggregate wages and benefits expense increased $668,665 to $1,396,434 for the nine months ended September 30, 1997 from $727,769 for the nine months ended September 30, 1996. These increases are attributable to severance costs of $386,992 and compensation incident to the hiring of marketing and sales personnel of $301,937.

     Bad debt expense for the nine months ended September 30, 1997 expressed as a percentage of sales increased to 20% from 2% in the nine months ended September 30, 1996. Aggregate bad debt expense increased $472,651 to $536,975 for the nine months ended September 30, 1997 from $64,324 for the nine months ended September 30, 1996. These increases are primarily attributable to the reserve and write off of uncollectible accounts related to the restructuring of the Company's distribution system.

     Recruiting fees of $97,000 were incurred in the nine months ended September 30, 1997, in connection with the hiring of marketing and sales personnel. No comparable costs were incurred in the nine months ended September 30, 1996.

Loss from Operations

     The Company incurred a loss from operations for the nine months ended September 30, 1997 in the amount of $2,235,744 compared to a loss from operations of $434,917 for the nine months ended September 30, 1996. The increased loss from operations for the nine months ended September 30, 1997 is attributable to the decrease in net sales and increase in operating expenses discussed above under "Net Sales and Gross Profit" and "Operating Expenses."

Net Loss

     The Company incurred a net loss of $2,215,614, or $.54 per share, for the nine months ended September 30, 1997 compared to a net loss of $322,608, or $.08 per share, for the nine months ended September 30, 1996. The increased net loss for the nine months ended September 30, 1997 is attributable to the factors discussed above under "Loss from Operations."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments at September 30, 1997 decreased $1,494,375, or 70%, to $648,694 from $2,143,069 at
September 30, 1996. The Company's working capital at September 30, 1997 decreased $3,129,888, or 96%, to $114,050 from $3,243,938 at September 30, 1996.
These decreases are attributable to lower net sales and increased operating expenses which occasioned increased use of the Company's short-term investments and line-of-credit.

     The Company has a bank line-of-credit, secured by inventory and accounts receivable, whose balance at September 30, 1997 was $789,000. This line-of-credit is renewable (payable in full) November 15, 1997. The Company believes that it will be able either to secure renewal of its current credit line or secure credit upon comparable terms with another financial institution.

     The Company has instituted several measures with a view to increasing sales. Among these are included: (a) the hiring of a new vice president for marketing and a new vice president for sales together with four regional sales managers and directors, (b) restructuring of the Company's distribution system to eliminate non-producing distributors, increase profit margins and improve territorial coverage, (c) expansion of the Company's product line via the licensing of wound care products from other companies, and (d) licensing the Company's proprietary products for distribution under private labels. The Company has also taken steps to reduce its operating expenses, including: (a) downsizing administrative staff, (b) reducing the size of leasehold facilities, and (c) outsourcing financial and product development functions. The Company expects that the foregoing measures will enable it to significantly narrow its operating loss in the fourth quarter, 1997 and meet its obligations in the ordinary course of business.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 13, 1994, the Company consummated an initial public offering of 900,000 shares of its $.01 par value common stock and received net proceeds of $3,221,273. The proceeds have been used for the following purposes: repayment of indebtedness ($470,000), working capital ($1,729,830), professional services relative to a merger ($300,000) and acquisition of Morgan Paris, Inc., a former master distributor of the Company ($160,000). The remainder of the proceeds, $561,443, are invested in Money Market funds. For more information relative to the use of proceeds please refer to the Company's Form SR as filed with the U.S. Securities and Exchange Commission on August 21, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS. With the exception of the following, all exhibits required by
Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 24, 1997 and on Form 8-K on July 1, 1997 are incorporated herein by reference.

            Item                      Description
            -----                     -----------------------------------
            10.01                     Generic Products Agreement between
                                      Innovative Technologies Limited and
                                      the Company dated September 29, 1997.

            10.02 Private Label Agreement between Innovative Technologies Limited and the Company dated September 29, 1997.

            27 Financial Data Schedule (filed electronically with the U. S. Securities and Exchange Commission only)


     (B) REPORTS ON FORM 8-K. On July 1, 1997 the Company filed Form 8-K relative to the resignation of Gary L. Borthwick, its Vice President for Finance and Operations and Chief Financial Officer, and the severance agreement incident thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DERMA SCIENCES, INC.




Dated:  November 10, 1997                          By:  /s/ Stephen T. Wills
                                                      --------------------------
                                                      Stephen T. Wills, CPA, MST
                                                      Chief Financial Officer