Form 10KSB
period 1997-12-31
DERMA SCIENCES INC
filed 1998-03-31
CIK 892160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number:  1-31070


                              DERMA SCIENCES, INC.
             (Exact name of Registrant as specified in its charter)

       Pennsylvania                                               23-2328753
   --------------------                                      -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   214 Carnegie Center, Suite 100, Princeton, New Jersey             08540
------------------------------------------------------------     -------------
        (Address of principal executive offices)                  (Zip code)

Registrant's telephone number: (800) 825-4325


Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                  Name of each exchange on which registered

  Common Stock, $.01 par value                Boston Stock Exchange

  Common Stock, $.01 par value                Pacific Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                         ------------------------------
                                (Title of Class)

         Check whether the Registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
         Yes [X]                 No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $4,010,148.

         The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of March 26, 1998, was approximately $9,920,988.

         The number of shares outstanding of each of the issuer's classes of common equity, as of March 24, 1998, was 4,567,632.

         Documents Incorporated by Reference:  None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview
--------

         Derma Sciences, Inc. (the "Company") was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996 the Company changed its state of domicile to Pennsylvania. The Company's executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey.

         The Company engages in the development, marketing and sale of primarily proprietary sprays, ointments and dressings for the management of certain chronic non-healing skin ulcerations such as pressure, diabetic and venous ulcers, surgical incisions and burns. As these wounds primarily afflict the elderly, the Company markets its products mainly to healthcare providers for the geriatric community such as nursing homes, similar extended care facilities, hospitals and home healthcare agencies throughout the United States. In 1997, sales of wound care products in the United States were estimated at $2.6 billion. This amount is expected to increase at a rate of 5% annually.

         The Company believes that its products offer certain advantages over those of its competitors with respect to wound management, cost effectiveness and ease of use. Improved wound management is achieved by the unique ability of the majority of the Company's products to simultaneously address multiple environmental factors affecting the wound site such as moisture, pH balance, infection control, nutrition and protection. The utilization of readily available components and standardized manufacturing techniques contribute to the cost effectiveness of the products. Ease of use results from the formulation and packaging of the Company's wound care products in convenient formats.

         In 1997, the Company experienced a 12% decrease in annual revenue. This decrease is primarily attributable to changes in the product distribution system. Revenues decreased 20% in 1996 and increased 20% and 18% in 1994 and 1995, respectively. Revenues are principally derived from the sale of the Company's wound care products.

         The Company's objective is to become a leading provider of chronic wound care products throughout the United States and selected international markets. The Company seeks to accomplish this objective by increased marketing emphasis on its proprietary zinc-nutrient technology, introduction of new products, product acquisitions, product licensing, joint ventures and joint marketing arrangements.

Chronic Wounds and Wound Care
-----------------------------

Wound Classification

         Wounds are generally classified as acute or chronic in accordance with their healing tendencies. Acute wounds, typically those received as a result of surgery or trauma, heal uneventfully within an expected time frame. The healing of chronic wounds, however, may be protracted and subject to complications. Such wounds may linger for weeks, months or years, and may defy all traditional attempts at treatment. In many cases, amputation of the affected limb is the exclusive means of effecting a cure.

         Stage III and IV pressure, venous and diabetic leg ulcers constitute three of the largest categories of chronic wounds. Pressure ulcers, also known as decubitus ulcers or bedsores, result from prolonged pressure on the skin which impairs blood supply to the affected area. Lack of blood supply leads to tissue death and ulceration of the skin and underlying tissue. Venous ulcers, or venous stasis disease, result from poorly functioning veins, particularly in the lower extremities, resulting in venous insufficiency. As a result, blood pools in the legs causing chronic wounds. Diabetic leg ulcers result from diabetic neuropathy. There are approximately 4 million chronic wounds in the United States and this number is increasing at an approximate rate of 10% annually. Of these wounds, 2.5 to 3.0 million were diabetic ulcers and pressure sores.

The Afflicted Population

         A disproportionately large share of total U.S. healthcare costs is attributable to the elderly population. A factor of this disproportionality is the prevalence in elderly patients of chronic wounds. It is estimated that by the year 2000 approximately 13%, or 35 million, of the United States population will be over the age of 65 and that almost 17 million will be over the age of
75. It is also estimated that by the year 2030 more than 20% of all Americans, or 60 million, will be over the age of 65 and that this segment of the population will account for 50% of total healthcare costs.

         Ten to twenty percent of all patients admitted to nursing homes suffer from chronic wounds in the nature of pressure sores or venous ulcers. Diabetics are particularly susceptible to chronic non-healing wounds. Diabetics often suffer from inadequate blood circulation and neuropathy, a loss of sensation in the limbs. This predisposes diabetics to chronic wounds, particularly on the legs and feet, and may ultimately result in amputation. It is estimated that diabetes affects nearly 16 million Americans, although only 10.3 million of those afflicted have been diagnosed. Approximately 15% of diabetics will develop foot ulcerations in their lifetime.

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

The Company's Products
----------------------

         The Company develops, markets and sells proprietary and non-proprietary topical preparations and devices primarily devoted to the management of certain pressure and venous ulcers. Secondary product uses include treatment of wounds or skin irritations caused by surgical incisions, abrasions, burns and skin tears. Descriptions of the Company's products follow. Certain of the Company's products have undergone, or will soon undergo, name changes. These have been noted.

Skin Care/Incontinence Protection

         Dermagran Ointment. Dermagran Ointment incorporates the Company's proprietary zinc-nutrient technology. It is a topical ointment with a petrolatum base and is packaged in both jars and tubes. The product's active ingredient is aluminum hydroxide gel. Dermagran Ointment, when used in conjunction with Dermagran Spray, addresses all five traditional wound care factors. Indicated uses include stage I and II pressure and venous ulcers, incisions, burns and other skin irritations. Dermagran Ointment is marketed in accordance with the FDA regulatory policy on OTC drugs.

         Dermagran Spray. Dermagran Spray incorporates the Company's proprietary zinc-nutrient technology. It is a colorless, odorless liquid and is packaged in translucent plastic bottles with pump spray nozzles. The product's active ingredient is zinc acetate. Dermagran Spray, when used in conjunction with Dermagran Ointment, addresses all five traditional wound care factors. Indicated uses are similar to those for Dermagran Ointment. Dermagran Spray is marketed in accordance with the FDA regulatory policy on OTC drugs.

         Dermagran II Moisturizing Spray. Dermagran II Moisturizing Spray, which may be used either alone or with Dermagran II Ointment, incorporates the Company's proprietary zinc-nutrient technology. It is a colorless, odorless liquid and is packaged in translucent plastic bottles with pump spray nozzles. The product's active ingredient is zinc chloride. Dermagran II Moisturizing Spray, when used in conjunction with Dermagran II Ointment, addresses all five traditional wound care factors. Indicated uses include stage I through IV pressure and venous ulcers. This product, which is not sold domestically, is presently manufactured and sold in Canada. Dermagran II Moisturizing Spray has been approved for sale in Canada by the Canadian Health Protection Branch. This product, when used in conjunction with Dermagran II Ointment, is indicated in the treatment of decubitus ulcers.

         Dermagran II Ointment. Dermagran II Ointment, which may be used either alone or with Dermagran II Moisturizing Spray, incorporates the Company's proprietary zinc-nutrient technology. It is a topical ointment with a petrolatum base and is packaged in both jars and tubes. The product's active ingredient is magnesium hydroxide. Dermagran II Ointment, when used in conjunction with Dermagran II Moisturizing Spray, addresses all five traditional wound care factors. Indicated uses are similar to those for Dermagran II Moisturizing Spray. This product, which is not sold domestically, is presently manufactured and sold in Canada. Dermagran II Ointment has been approved for sale in Canada by the Canadian Health Protection Branch. This product, when used in conjunction with Dermagran II Moisturizing Spray, is indicated in the treatment of decubitus ulcers.

         NutraWash. Formerly Dermagran Tri-Zinc Incontinent Wash, NutraWash incorporates the Company's proprietary zinc-nutrient technology. It is a cleanser packaged in an eight ounce opaque plastic bottle with a pump spray nozzle. NutraWash removes dry fecal matter, urine and odor resulting from incontinence. Sales of this product have not been a material revenue producing factor. However, the Company intends to redirect its marketing efforts relative to NutraWash and sell the product as a companion to NutraShield.

         NutraShield Perineal Protectant. NutraShield Perineal Protectant incorporates the Company's proprietary zinc-nutrient technology. It is a topical ointment packaged in tubes. This product is a protective, long lasting barrier ointment for perineal care associated with incontinency. NutraShield will be marketed as a companion product to NutraWash. Marketing and sales of this product are estimated to commence in the second quarter, 1998.

Wound Cleanser

         NutraCleanse. Formerly Dermagran Wound Cleanser with Zinc, NutraCleanse incorporates the Company's proprietary zinc-nutrient technology. It is a saline-based wound cleanser with moisturizing and lubricating properties packaged in a four ounce translucent plastic bottle with a single stream dispenser tip nozzle. The FDA has granted a Section 510(k) approval for the marketing and sale of this cleanser. NutraCleanse addresses the traditional wound care factors of moisture, pH balance and nutrition. The indicated use of this product is to cleanse dermal wounds while contributing to the maintenance of a mildly acidic wound environment. Sales of NutraCleanse have not been a material revenue producing factor. The Company intends to refocus its marketing efforts relative to this product.

Transparent Films

         DermaFilm. DermaFilm is an intelligent film dressing, sold in various sizes, with a high moisture vapor transfer rate. The FDA has granted a Section 510(k) approval for the marketing and sale of this product. DermaFilm addresses the traditional wound care factor of protection. The indicated uses of this product are as a primary dressing on partial thickness wounds and as a secondary dressing on full thickness wounds with moderate to heavy exudate. Marketing and sales of DermaFilm commenced in the first quarter, 1998.

         DermaSite. DermaSite is a transparent film with low vapor permeability and is sold in various sizes. The FDA has granted a Section 510(k) approval for the marketing and sale of this product. DermaSite addresses the traditional wound care factors of moisture and protection. The indicated uses of this product are as a dressing for partial thickness wounds and utilization as a fixation device. Marketing and sales of DermaSite commenced in the first quarter, 1998.

Hydrocolloid Dressings

         NutraCol. NutraCol incorporates the Company's proprietary zinc-nutrient technology. It is an intelligent hydrocolloid dressing and is sold in various sizes. The FDA has granted a Section 510(k) approval for the marketing and sale of this product. NutraCol addresses the traditional wound care factors of moisture, protection and nutrition. The indicated uses of this product are as a primary or secondary dressing for the management of moderately exudating wounds. Marketing and sales of NutraCol commenced in the first quarter, 1998.

         DermaCol. DermaCol is similar to NutraCol described above, but without zinc. The FDA has granted a Section 510(k) approval for the marketing and sale of this product. DermaCol addresses the traditional wound care factors of moisture and protection. The indicated uses of this product are as a primary or secondary dressing for the management of moderately exudating wounds. Marketing and sales of DermaCol commenced in the first quarter, 1998.

Hydrogel/Wound Fillers

         NutraVue. Formerly Dermagran Zinc-Saline Hydrogel, NutraVue incorporates the Company's proprietary zinc-nutrient technology. It is a clear hydrogel packaged in tubes. The FDA has granted a Section 510(k) approval for the marketing and sale of this product. NutraVue addresses all five traditional wound care factors. The indicated uses of this product are the management of all stages of pressure sores, surgical incisions, thermal burns, cuts and abrasions and venous stasis ulcerations. Marketing and sale of NutraVue began in the third quarter, 1996.

         NutraFil. Formerly Dermagran Hydrophilic Wound Dressing-B (bulk), NutraFil incorporates the Company's proprietary zinc-nutrient technology. It is an advanced zinc hydrogel formulation packaged in tubes. The FDA has granted a
Section 510(k) approval for the marketing and sale of this dressing. NutraFil addresses all five traditional wound care factors. Indicated uses are the management of stages II-IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions.

Impregnated Gauze Dressings

         NutraGauze. Formerly Dermagran Hydrophilic Wound Dressing, NutraGauze incorporates the Company's proprietary zinc-nutrient technology. It is an advanced zinc hydrogel formulation impregnated in gauze and is available in various sizes. The FDA has granted a Section 510(k) approval for the marketing and sale of this dressing. NutraGauze addresses all five traditional wound care factors. Indicated uses are the management of stages II-IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions.

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

         NutraDress. Formerly, Dermagran Zinc-Saline Wet Dressing, NutraDress incorporates the Company's proprietary zinc-nutrient technology. It is similar to Dermagran Wet Dressing (Saline) described above. The FDA has granted a
Section 510(k) approval for the marketing and sale of this dressing. NutraDress addresses all five traditional wound care factors. The medical indications for NutraDress are the same as for Dermagran Wet Dressing (Saline).

Exudate Absorptives

         NutraStat. NutraStat incorporates the Company's proprietary zinc-nutrient technology. It is a calcium alginate dressing, containing zinc, packaged in various sizes. The FDA has granted a Section 510(k) approval for the marketing and sale of this product. NutraStat addresses the traditional wound care factors of moisture and nutrition. The medical indications for NutraStat are the management of moderately to heavily exudating wounds such as pressure ulcers, venous stasis ulcers and dermal lesions. Marketing and sales of NutraStat commenced in the first quarter, 1998.

         DermaStat. DermaStat is a calcium alginate dressing, without zinc, packaged in various sizes. The FDA has granted a Section 510(k) approval for the marketing and sale of this product. DermaStat addresses the traditional wound care factor of moisture. The medical indications are similar to those for NutraStat. Marketing and sales of DermaStat commenced in the first quarter, 1998.

         Chronicure. Chronicure is a protein hydrolysate powder made from avian derived collagen peptides. The FDA has granted a Section 510(k) approval for the marketing and sale of this product. This product addresses all five traditional wound care factors. Indicated uses are the management of moderate to heavily exudating wounds.

Product Development

         The Company has incurred expenditures for product development in 1996 and 1997 of $803,744 and $386,283, respectively. The reduction in product development expense is attributable to decreases in the Company's product development staff together with increased outsourcing of product development functions. It is the Company's current intention to work with other companies in the development of additions to its product line. Other than as described below, the Company has no product development agreements with other companies.

         The Company has two five-year product development and supply agreements with Innovative Technologies Limited (London Exchange: ITG.L) for the development and manufacture of advanced wound care products involving both the Company's proprietary zinc-nutrient technology and non-proprietary technology. The Product Development and Manufacturing Agreement (the "PDM agreement") provides that Innovative Technologies will develop and manufacture new zinc-based wound care products for the Company. Product development costs, estimated to aggregate approximately $150,000, are being borne by the Company. The Company owns all rights to the developed products within the United States and its territories. It has granted to Innovative Technologies the right to sell and license the products outside the United States in return for fifty percent of the gross margins and fifty percent of the fees derived from such sales and licenses, respectively.

         NutraCol and NutraStat, discussed above under "The Company's Products," were developed and are being manufactured pursuant to the PDM agreement. Marketing and sale of these products began in the first quarter, 1998.

         The Generic Products Agreement (the "GP agreement") appoints the Company as a non-exclusive United States distributor of certain non-proprietary wound care products manufactured by Innovative Technologies. DermaCol, DermaStat, DermaSite and DermaFilm are products that are manufactured by Innovative Technologies and distributed by the Company pursuant to the GP agreement. Marketing and sale of these products commenced in the first quarter, 1998.

         Management believes that combining the Company's zinc-based nutrient technology with Innovative Technologies' biomaterial processing technology will yield a highly effective, differentiated line of advanced wound care products.

Product Sourcing and Quality Assurance

         The Company does not maintain manufacturing facilities and it outsources contracts for the production and packaging of its entire product line. The following table lists the Company's manufacturers as of December 31, 1997, together with the products manufactured by each:

   MANUFACTURER                                 PRODUCT
  --------------                               ---------
Ambix Laboratories             NutraCleanse (Dermagran Wound Cleanser with Zinc)
East Rutherford, New Jersey    NutraVue (Dermagran Zinc-Saline Hydrogel)
                               Hydrophilic compound for NutraFil and NutraGauze
                                 (Dermagran Hydrophilic Wound Dressing)

Applied Labs                   Dermagran Spray
Columbus, Indiana              NutraWash (Dermagran Tri-Zinc Incontinent Wash)
                               Zinc-Saline solution for NutraDress (Dermagran
                                 Zinc-Saline Wet Dressing)

Contract Pharmaceuticals Ltd.  Dermagran II Ointment
Mississauga, Ontario           Dermagran II Moisturizing Spray

Innovative Technologies        DermaCol
 Limited                       NutraCol
Cheshire, United Kingdom       DermaStat
                               NutraStat
                               DermaSite
                               DermaFilm

Kendall Health Care Products   Dermagran Wet Dressing (Saline)
Mansfield, Massachusetts       NutraDress (Dermagran Zinc-Saline Wet Dressing)

Kimberly-Clark Tecnol          NutraGauze (Dermagran Hydrophilic Wound Dressing)
Fort Worth, Texas

Topiderm, Inc.                 Dermagran Ointment
Bohemia, New York              NutraFil (Dermagran Hydrophilic Wound Dressing-B)
                               NutraShield

         The Company's products utilize readily available components. Numerous laboratories and production facilities are capable of producing the Company's products to the standards required by the FDA, the Company and the pharmaceutical industry. Given the availability of other suppliers, the Company does not believe that the loss of one or more of its suppliers would adversely affect its operations.

         The Company requires that all of its suppliers conform to the standards set forth in the Good Manufacturing Practice ("GMP") regulations promulgated by the FDA. See "Government Regulation." No product batch is released for shipment until a quality control analysis thereof is reviewed and approved by the Company.

Patents and Proprietary Technology
----------------------------------

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

COUNTRY               STATUS         EXPIRATION DATE
-------               ------         ---------------

Australia             Issued         November 11, 2003

Canada                Issued         March 5, 2008

Egypt                 Pending        --

European Community*   Issued         March 20, 2007

Ireland               Issued         March 24, 2007

Japan                 Pending        --

Mexico                Issued         April 2, 2007

Philippines           Issued         July 1, 2008

Spain                 Issued         February 26, 2008

United States         Issued         July 11, 2006
------------------
*        The  European  Community  is  comprised  of  the  following  countries:
         Austria, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Sweden, Switzerland and United Kingdom.

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

         The Company's policy is to seek, when appropriate, protection for candidate products and proprietary technology by filing patent applications in the United States and other jurisdictions. There can be no assurance that the Company will file additional patent applications or that any patent will issue on any of the Company's patent applications. Even if such patents issue, there can be no assurance that the patents will provide protection against competitive products or otherwise be commercially valuable. Patent law relating to the scope of claims with respect to wound care pharmaceutical products is still evolving and the Company's patent rights are subject to this uncertainty. Furthermore, the existence of patent rights does not provide absolute assurance against infringement of these rights. The prosecution and defense of patent claims is both costly and time consuming regardless of outcome.

         The Company has trademark rights in the names of each of its products. Dermagran is a registered trademark of the Company and may be used in conjunction with the names of each of the Company's products. In addition, Tri-Zinc is a registered trademark of the Company. Dermagran II is a registered trademark of the Company used in conjunction with Dermagran II Moisturizing Spray and Dermagran II Ointment, products sold only in Canada.

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

         The Company relies upon trade secrets and other unpatented proprietary information relative to its products. The Company's employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while in the employ of the Company. The Company also has entered into non-disclosure agreements which are intended to protect its confidential information delivered to third parties for research and other purposes. There can be no assurance that these agreements will provide meaningful protection of the Company's confidential or proprietary information.

Distribution and Sales
----------------------

Domestic

         The Company has reorganized its domestic sales and distribution system. Formerly, the Company sold the majority of its products to "master distributors." Master distributors typically entered into long-term master distributorship agreements with the Company providing for large, exclusive territories and commissions relative to all products distributed within the territory. This distribution system frequently resulted in commission payments to distributors who had little or no responsibility for the subject sale. This would be the case, for example, when products were shipped into several distributors' territories by large, multi-state customers of the originating distributor. The practice of paying distributors sales commissions in addition to permitting distributors to mark up products often resulted in excessive cost to the products' end-users, excessive compensation to distributors and relatively small profit margins to the Company.

         Under its reorganization in 1997, the Company terminated or renegotiated relationships with its master distributors. The Company currently distributes its products through drug wholesalers and medical/surgical distributors retained on a non-territorial and non-exclusive basis. Compensation of the Company's wholesalers and distributors is now derived from markups on the products and various product pricing and sales growth incentives provided by the Company. No commissions are payable under these new distribution agreements.

         The Company also seeks to improve sales and distribution through the institution of a direct sales force. To this end, the Company has retained a senior sales executive (Executive Vice President for Field Operations), three regional sales managers and five sales representatives. These managers and representatives maintain the dual responsibilities of supporting the Company's expansion in the alternate site markets as well as supporting the wholesalers and distributors of the Company's products.

International

         The Company's wound care products are distributed and sold internationally pursuant to various licensing and distribution agreements. The Company has licensing and/or distribution agreements with companies in Egypt, Indonesia, Canada, the Philippines, the South African region and Israel. The Company seeks to establish the markets in Europe, Japan, the Pacific Rim and the Middle East. To date, international sales have not been a material revenue producing factor.

Third  Party  Reimbursement
---------------------------

          The Company's products are sold to nursing homes, hospitals and home healthcare agencies. Many of these institutions seek reimbursement for the cost of the Company's products from third party payors such as Medicare, Medicaid, health maintenance organizations and private insurers, including Blue Cross/Blue

Shield. The availability of reimbursement from such third party payors is a significant factor in the Company's sales of wound care products.

         Medicaid is a federally funded program administered by the states. Medicaid insurance is available to individuals who have no Medicare or private health insurance or to individuals who have exhausted their Medicare benefits. Included in the Medicaid insurance coverage are in-patient stays in long term care facilities, hospitalization and drugs.

         Medicaid reimbursement of the Company's products is dependent upon Company paid rebates to state Medicaid agencies. Effective January 1, 1991, the Omnibus Budget Reconciliation Act of 1990 requires that pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company's quarterly net sales and the average manufacturer price of the individual products. Historically, Medicaid rebates have ranged between 3% and 5% of the Company's net sales.

         Medicare is a federally funded program administered by four private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. The majority of the Company's products are eligible to receive reimbursement from Medicare. However, the Company's products have been the subject of past Medicare reimbursement cutbacks.

         Federal and state governments, as well as private insurers, will continue their pursuit of programs designed to control or reduce the cost of health care. These cost cutting measures may include reductions in reimbursements and/or increases in rebates for wound care products. As such, there is no assurance that reimbursements relative to the Company's products will continue to be available or that the Company's rebate obligations will not increase.

Competition
-----------

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

Competing Product Descriptions

         The Company's competitors market several varieties of wound care products which compete with those of the Company. The following table sets forth generic descriptions of these products:

     PRODUCT                                     DESCRIPTION
     -------                                     -----------
Skin protectants .........Creams,  gels,  pastes or foams  used to  protect  the skin from friction, abrasions and moisture.

Wound cleansers ..........Cleansing  solutions  used  to  remove  wound  debris, exudate and bacteria.

Gauze dressings ..........Impregnated  and dry dressings  used to protect and/or deliver substances to the wound site.

Antimicrobials,
antiseptics, antibiotics..Drugs,   often  in  topical   application format, used
                          to prevent and control infection.

Transparent films ........Clear,  plastic-like  wound coverings used  to provide protection  and  maintain  moisture in the wound site.

Hydrocolloids ............Fluid-absorbing   dressings  which  maintain  a  moist
                          wound environment and provide infection control and pH balance.

Gels/hydrogels ...........Water  based  preparations  used to provide  moisture, protection and drainage absorption to the wound.

Calcium alginates ........Highly  absorbent  dressings   used  to  remove  wound
                          exudate.

         The foregoing products are similar in many respects to those of the Company in that they are designed to address one or more of the "traditional wound care factors." The Company has products in all of the above described categories except antimicrobials, antiseptics and antibiotics. See "Description of Business-The Company's Products."

Competitive Analysis

         Although the Company is considerably smaller than, and lacks the resources of, the majority of its competitors, the Company believes that its products compare favorably with those of its competitors with respect to: (1) wound management, (2) cost effectiveness, and (3) convenience and ease of use. All five traditional wound care factors are addressed by many of the Company's products. Additionally, the proprietary technology that is employed by the majority of these products, in the opinion of management, would be difficult, time consuming and expensive to circumvent. For these reasons, management believes the Company possesses attributes which will enable it, for the near term, to compete successfully in the wound care field. The ultimate ability of the Company to remain competitive depends upon its ability to develop or acquire, commercialize and market wound care technologies which are superior to those of its competitors.

Government Regulation
---------------------

Scope of Regulation

         The manufacture, distribution and advertising of the Company and its products are subject to regulation by numerous federal and state governmental agencies in the United States and by similar agencies in foreign countries. The United States Food and Drug Administration ("FDA") is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, ("FDC Act") which regulates drugs and devices manufactured and distributed in interstate commerce. The Company's products are either drugs or medical devices pursuant to the FDC Act. The Federal Trade Commission ("FTC") administers the Federal Trade Commission Act ("FTC Act") which regulates the advertising of products including drugs and devices. All states have individual laws which resemble the FDC Act and the FTC Act.

Medical Devices

         The following products are registered with the FDA as "devices" pursuant to the regulations under Section 510(k) of the FDC Act: Dermagran Wet Dressing (Saline), Dermagran Zinc-Saline Wet Dressing, NutraCleanse, DermaFilm, DermaSite, NutraCol, DermaCol, NutraFil, NutraVue, NutraGauze, NutraDress, NutraStat, DermaStat and Chronicure.

         The FDC Act requires that all devices for human use marketed in the United States prior to May 28, 1976 ("Pre-amendment Devices") be classified by the FDA, based on recommendations of expert panels, into one of three regulatory classes. Class I products are subject only to the general controls which apply to all devices, irrespective of class. General controls include the registration of manufacturers, recordkeeping requirements, labeling requirements and Good Manufacturing Practice ("GMP") regulations.

         Class  II  devices  are  those  for  which  general  controls  are  not sufficient to ensure safety and effectiveness and for which sufficient information exists to develop a standard. These devices are required to meet performance standards established by the FDA. Performance standards may specify materials, construction components, ingredients, labeling and other properties of the device. A standard may also provide for the testing of devices to ensure that different lots of individual products conform to the requirements.

         Class III devices are required to have FDA approval for safety and effectiveness before they can be marketed unless the FDA determines that pre-market approval is not necessary. Pre-market approval necessitates the submission of extensive safety and effectiveness data which is both time-consuming and expensive to compile. Consequently, the FDA approval process relative to Class III devices may require several years.

         Devices marketed after May 28, 1976 belong to one of two categories: those that are and those that are not substantially equivalent to a Pre-amendment Device. Those that are substantially equivalent to a Pre-amendment Device are given the same classification as the equivalent pre-amendment product. Those new devices which are not substantially equivalent to Pre-amendment Devices are automatically placed in Class III thereby requiring pre-market approval.

         All manufacturers are required to give the FDA ninety days notice before they can place a device on the market. During the ninety-day period, the FDA will determine whether the device is or is not substantially equivalent to a Pre-amendment Device. If the FDA determines that the device is not substantially equivalent to a Pre-amendment Device, the manufacturer must submit to the FDA a Pre-market Approval Application ("PMA") containing evidence that the device is safe and effective prior to publicly marketing the device. However, the manufacturer may seek to convince the FDA to reclassify the device by filing a reclassification petition.

         All of the devices currently marketed by the Company have been found by the FDA to be substantially equivalent to a Pre-amendment Device.

Regulation of Drugs

         Dermagran Spray and Dermagran Ointment are classified as drugs pursuant to the FDC Act. See "Status of Dermagran Spray and Dermagran Ointment" below. The FDC Act gives the FDA extensive authority to regulate the manufacture and distribution of drugs. "New" drugs are very closely regulated by the FDA. A drug is a "new drug" if it is not generally recognized among scientifically qualified experts as safe and effective for use under the conditions indicated in its labeling. In addition, a drug is a new drug if it has not been used to a material extent or for a material time under the indicated conditions, apart from use in safety and effectiveness investigations, even if the drug has become generally recognized as safe and effective as a result of such investigation. The definition applies not only to active ingredients, but to finished drug products as well.

         A new drug may not be commercially marketed in the United States unless it has been approved as safe and effective by the FDA. Such approval is based on a New Drug Application ("NDA") submitted by the sponsor of the drug containing acceptable scientific data including the results of tests to evaluate its safety and substantial evidence of effectiveness for the conditions for which the drug is to be offered. Drugs that are not "new" are not subject to the "new drug" procedure, but must comply with all other drug requirements, including registration, labeling and GMP regulations.

         Prior to the commencement of clinical studies to compile the data necessary for approval of a NDA, the sponsor must obtain approval of an Investigational New Drug Application to commence investigations regarding the safety and effectiveness of drugs.

Prescription and Over-the-Counter Drugs

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

         In 1972, the FDA began a comprehensive review of the safety, efficacy and labeling of all OTC drugs for the purpose of establishing the conditions under which such drugs could be generally recognized as safe, effective, and not misbranded. To facilitate the review, these drug products were grouped into therapeutic classes and advisory panels were established to review each class. The panels completed their review in 1983 and the FDA has not yet completed the rulemaking process based upon these reviews.

         On the basis of the recommendations submitted by the panels, the FDA issues monographs setting forth the conditions under which OTC drugs in each class are deemed to be generally recognized as safe, effective and not misbranded. Generally, the administrative process includes the publication of a "Preliminary," "Tentative Final," and "Final Monograph." During the rulemaking process, products are placed into one of three categories depending upon whether a drug is considered: (1) generally recognized as safe and effective and not misbranded (Category I), (2) not generally recognized as safe and effective or misbranded (Category II), or (3) lacking sufficient data for categorization (Category III). Products that do not comply with general OTC regulations or an applicable Final Monograph are subject to a regulatory action. Any OTC drug not in compliance with the content and labeling requirements of a Final Monograph is subject to a regulatory action unless it is the subject of an approved new drug application. The FDA has issued a Compliance Policy Guide in which it determined not to pursue regulatory action against OTC drugs prior to the adoption of a final regulation unless failure to do so presents a potential public health hazard.

Status of Dermagran Spray and Dermagran Ointment

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

Foreign Approval

         Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in such countries. The requirements governing the conduct of clinical trials and product approval vary widely from country to country and the time required for approval may be longer or shorter than that required for FDA approval. Although there are procedures for unified filings for certain European countries, most countries currently maintain their own product approval procedures and requirements.

Other Regulatory Requirements

         In addition to the regulatory framework for product approvals, the Company is subject to regulation under state and federal law, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other current and possible future local, state, federal and foreign regulation.

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

Employees
---------

         The Company currently maintains twenty full time employees, four of whom serve in executive capacities, two of whom serve in business development and regulatory capacities, eight of whom serve in marketing, sales and distribution capacities and six of whom serve in administrative capacities. The Company considers its employee relations to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

         Effective May 1, 1997, the Company's executive offices relocated from Old Forge, Pennsylvania to Princeton, New Jersey. The Company leases these offices on a month-to-month basis at a cost of approximately $1,600 per month. The Company also leases a branch office in Wilkes-Barre, Pennsylvania under a lease expiring June 30, 2000, at a rate of approximately $3,000 per month. The Company leases an additional branch office in Scottsdale, Arizona, under a lease expiring October 31, 1998, at a rate of $700 per month. The Company also has a month-to-month lease for 8,200 square feet of warehouse space in Old Forge at a rate of $1,750 per month.


ITEM 3.  LEGAL PROCEEDINGS

ABS LifeSciences, Inc. v. Derma Sciences, Inc.

         The Company on September 6, 1995 abrogated its license agreement with ABS LifeSciences, Inc. ("ABS") due to the failure of ABS to produce and make available to the Company the wound care product "Viaderm." ABS, a subsidiary of Integra LifeSciences Corporation (Nasdaq: IART), filed a civil action against the Company in the United States District Court for the District of New Jersey in which it claims damages in excess of $50,000 for alleged breach by the Company of the foregoing license agreement with ABS. The license agreement generally provided that ABS sell to the Company, and license the Company to resell, the wound care products Chronicure and Viaderm. The complaint alleges that the Company: (1) breached its license agreement with ABS by failing to make certain payments and minimum purchases provided therein, and (2) committed business libel against ABS by publicly announcing that ABS had failed to honor its obligations under the license agreement.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of shareholders during the fourth quarter, 1997.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock of the Company is traded on Nasdaq under the symbol "DSCI." The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol "DMS." The Company's Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices during the quarters indicated for the Company's Common Stock as reported by
Nasdaq:

           QUARTER ENDED                          HIGH             LOW
           -------------                         ------           ------
           March 31, 1996                        $4.750           $2.250

           June 30, 1996                         $4.750           $2.625

           September 30, 1996                    $3.875           $2.250

           December 31, 1996                     $3.125           $1.750

           March 31, 1997                        $2.125           $1.125

           June 30, 1997                         $2.063           $0.625

           September 30, 1997                    $1.250           $0.625

           December 31, 1997                     $1.750           $0.813

         The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         As of the close of business on March 23, 1998, there were 995 holders of record of the Common Stock.

         The Company has paid no cash dividends in respect of its Common Stock and the Company has no intention to pay cash dividends in the near future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

         Since its formation in September of 1984, the Company has been engaged in the development, marketing and sale of topical preparations for the treatment of chronic, non-healing wounds. In 1997 and 1996, the Company experienced a 12% and 20% decrease, respectively, in annual revenue. The Company incurred a net loss of $2,416,244 and $1,436,265 in 1997 and 1996, respectively. The Company's net loss for 1997 was primarily attributable to; (1) decrease in net sales as a result of both the restructuring of the Company's distribution system and the elimination or reduction of Medicare reimbursement for certain product lines; and (2) increase in selling, general and administrative expense primarily attributable to increases in wages and benefits expense including the incurrence of severance expense and an increase in bad debt expense. At December 31, 1997 and 1996, the Company's accumulated deficits were $4,080,853 and $1,664,609, respectively.

Results of Operations
---------------------

         The following table presents selected financial information for the periods indicated expressed as a percentage of net sales:

                                            1997             1996
                                       -------------    -------------
Net sales ..........................       100.0%           100.0%
Cost of sales ......................        19.8             23.3
                                       -------------    -------------
     Gross profit ..................        80.2             76.7

Operating Expenses:.................
   Product development .............         9.6             17.7
   Selling, general and
    administrative .................       133.1             94.5
                                       -------------    -------------
     Total operating expenses              142.7            112.2
                                       -------------    -------------

Loss from operations ...............       (62.5)           (35.5)

Other income .......................         2.2              1.9

Income taxes - benefit .............         --               2.1
                                       -------------    -------------

Net loss                                  (60.3%)           (31.5%)
                                       =============    =============

Sales Overview
--------------

         The Company's net sales are primarily derived from Dermagran Ointment, Dermagran Spray, Dermagran Wet Dressings and Dermagran Hydrophilic Wound Dressing. Net sales decreased in 1997 compared to 1996 by 12%. This decrease is primarily attributable to both the restructuring of the Company's distribution system and the elimination or reduction of Medicare reimbursement for certain product lines. These decreases were partially offset by a price increase during 1997.

         The following table presents sales, by product, expressed in dollars and as a percentage of net sales:

                                                YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                            1997                    1996
                                   ---------------------   ---------------------
Product:
  Dermagran Ointment...........      $2,782,000    69%       $3,236,000    71%
  Dermagran Spray..............         273,000     7%          274,000     6%
  Wet Dressings................          77,000     2%          123,000     3%
  Hydrophilic Wound Dressing...         838,000    21%          882,000    19%
  Other Products...............          40,000     1%           43,000     1%
                                   =====================   =====================
    Total......................      $4,010,000   100%       $4,558,000   100%
                                   =====================   =====================

1997 compared to 1996
---------------------

Net Sales and Gross Profit

         Net sales decreased in 1997 by $547,783, or 12%, to $4,010,148 from $4,557,931 in 1996. This decrease is primarily attributable both to restructuring of the Company's distribution system and the elimination or reduction of Medicare reimbursement for certain product lines. Sales of Dermagran Ointment decreased $454,000, or 14%, from $3,236,000 in 1996 to $2,782,000 in 1997. Sales of Dermagran Hydrophilic Wound Dressing decreased $44,000, or 5%, from $882,000 in 1996 to $838,000 in 1997. Dermagran Spray net
sales decreased $1,000 from $274,000 in 1996 to $273,000 in 1997. Sales of Dermagran Wet Dressing (Saline) and Dermagran Zinc-Saline Wet Dressing collectively decreased $46,000, or 37%, from $123,000 in 1996 to $77,000 in 1997.

         Cost of sales expressed as a percentage of net sales decreased from 23% in 1996 to 20% in 1997. This decrease is attributable primarily to an increase in net sales resulting from a price increase during 1997. Aggregate cost of sales decreased $269,180, or 25%, to $793,212 in 1997 from $1,062,392 in 1996.
The decrease in aggregate cost of sales is attributable to a decrease in net sales discussed above.

         Gross profit expressed as a percentage of net sales increased from 77% in 1996 to 80% in 1997. Aggregate gross profit decreased $278,603, or 8%, to $3,216,936 in 1997 from $3,495,539 in 1996. The increase in the gross profit percentage is attributable to the price increase discussed above. The decrease in the aggregate gross profit is primarily attributable to the sales decreases discussed above.

Operating Expenses

         Operating expenses increased $609,035, or 12%, from $5,112,715 in 1996 to $5,721,750 in 1997. Product development expense decreased $417,461, or 52%, from $803,744 in 1996 to $386,283 in 1997 and decreased as a percentage of sales from 18% in 1996 to 10% in 1997. The decrease in product development expense is primarily attributable to a decrease in product development staffing together with increased outsourcing of product development functions.

         Selling, general and administrative expense for 1997 increased $1,026,496, or 24%, to $5,335,467 from $4,308,971 in 1996 and increased as a percentage of sales from 95% in 1996 to 133% in 1997. The increase in selling, general and administrative expense is primarily attributable to increases in wages and benefits expense including the incurrence of severance expense and an increase in bad debt expense.

         Wages and benefits expense expressed as a percentage of net sales increased in 1997 to 45% from 30% in 1996. Aggregate wages and benefits expense increased $429,754 to $1,817,961 in 1997 from $1,388,207 in 1996. These increases are attributable to an increase in severance costs of $159,665 to $386,992 and compensation incident to the hiring of marketing and sales personnel of $554,015.

         Bad debt expense for 1997 expressed as a percentage of sales increased in 1997 to 14% from 3% in 1996. Aggregate bad debt expense increased $436,924 to $558,530 in 1997 from $121,606 in 1996. These increases are primarily attributable to the reserve and write off of uncollectible accounts relating to the restructuring of the Company's distribution system.

         Recruiting fees of $97,000 were incurred in 1997 in connection with the hiring of marketing and sales personnel. No comparable costs were incurred in 1996.

Loss from Operations

         The Company incurred a loss from operations for 1997 and 1996 of $2,504,814 and $1,617,176, respectively. This loss is attributable to lower sales and higher operating expenses as discussed above.

Net Loss

         The Company incurred a net loss in 1997 and 1996 of $2,416,244 and $1,436,265, or $0.58 and $0.35 per share, respectively.

Financial Ratios
----------------

         The following table presents selected financial ratios for the periods indicated:

                                                          DECEMBER 31,
                                                       -----------------
                                                        1997       1996
                                                       ------     ------
            Current Ratio.........................      1.65       2.04
            Quick Ratio...........................      1.20       1.55
            Liabilities-to-Assets Ratio...........       .51        .43
            Liabilities-to-Equity Ratio...........      1.03        .76
            Inventory Turnover....................       .98       1.11

         The 1997 decreases in the Company's current and quick ratios are primarily attributable to the use of the Company's proceeds of its initial public offering for working capital together with increased accounts payable and accrued expenses. See "Liquidity and Capital Resources" and "Notes to Financial Statements." The 1997 increases in the Company's liabilities-to-assets and liabilities-to-equity ratios are primarily attributable to increased accounts payable and accrued expenses. See "Notes to Financial Statements."

Liquidity and Capital Resources
-------------------------------

         At December 31, 1997 and 1996 the Company had working capital of $1,451,239 and $2,280,348, respectively. The 1997 decrease is primarily attributable to the use of a portion of the proceeds of the Company's public offering as discussed below, together with increased accounts payable and accrued expenses. See "Notes to Financial Statements."

         The Company publicly sold 900,000 shares of its common stock at $5.00 per share (exclusive of commissions and related expenses) on May 13, 1994. On May 23, 1994, the Company used $470,000 of the proceeds of its offering to repay the outstanding balance on its bank line of credit. In 1995, the Company used approximately $300,000 of the proceeds of its offering for investment banking and legal expenses relative to the contemplated ProCyte Corporation/Scherer Healthcare, Inc. merger. In 1996, the Company used $160,000 of the proceeds for the purchase of Morgan Paris, Inc.'s assets (see "Notes to Financial Statements") and $439,000 for working capital. The balance of the proceeds were invested in U.S. Treasury Bills having an aggregate market value of $1,887,171 on December 31, 1996. These amounts were utilized in operations during 1997 to fund the Company's losses.

         On November 19, 1997, the Company successfully closed on its $1,800,000 securities offering (exclusive of commissions and related expenses). On November 24, 1997, $400,000 of such securities were converted directly into common stock and warrants. The remaining $1,400,000 of the securities were converted to preferred stock and warrants, effective as of December 31, 1997. The proceeds of the convertible securities are invested in short term, investment grade commercial paper having an aggregate market value of $1,808,000 on December 31, 1997.

         The Company has a short-term line of credit for $800,000 at a fluctuating rate per annum equal to the bank's base rate (8.50% at December 31, 1997). This line of credit is secured by accounts receivable, inventory and the company's United States patent and trademarks. In 1997 the Company utilized its line of credit primarily as working capital. Although the Company believes that funds generated from operations and available from its line of credit will be sufficient to serve its working capital requirements for the near term, increased sales volume may require that the credit line be increased. The Company believes that it has the ability to secure appropriate increases in its credit line if required, based on increased accounts receivable.

         The Company is currently defending a civil action brought against it by ABS LifeSciences, Inc. As of December 31, 1997, the Company had expended approximately $279,000 attributable to the lawsuit in the form of legal expense, travel expense and other administrative expenses.

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



ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX

           Description                                                     Page
           -----------                                                     ----
           Report of Independent Auditors........................           19

           Balance Sheets........................................           20

           Statements of Operations..............................           21

           Statements of Shareholders' Equity....................           22

           Statements of Cash Flows..............................           23

           Notes to Financial Statements.........................           24

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Derma Sciences, Inc.

         We have audited the accompanying balance sheets of Derma Sciences, Inc., as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc., at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                    ERNST & YOUNG LLP


Philadelphia, Pennsylvania
February 18, 1998

                              DERMA SCIENCES, INC.
                                 BALANCE SHEETS


                                     ASSETS

                                                                                        December 31,
                                                                                ----------------------------
                                                                                    1996            1997
                                                                                ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                                                        $    60,208    $ 2,173,893
Short-term investments                                                             1,887,171              0
Accounts receivable, net of allowance for doubtful accounts of $86,000 in 1996
and $50,000 in 1997                                                                1,319,853        487,407
Current portion of officers' notes receivable                                        150,177         19,330
Inventory                                                                            837,659        774,672
Prepaid expenses and other current assets                                            224,774        215,204
                                                                                 ------------   ------------
Total Current Assets                                                               4,479,842      3,670,506
                                                                                 ------------   ------------

PROPERTY AND EQUIPMENT, NET                                                          112,510        144,591
                                                                                 ------------   ------------

OTHER ASSETS:
Officers notes receivable                                                            155,554         90,979
Intangibles, net                                                                     514,439        410,779
Other assets                                                                          52,957         54,985
                                                                                 ------------   ------------
Total Assets                                                                     $ 5,315,302    $ 4,371,840
                                                                                 ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank line of credit                                                              $   800,000    $   549,633
Accounts payable                                                                     745,542        920,753
Accrued expenses                                                                     653,952        748,881
                                                                                 ------------   ------------
Total Current Liabilities                                                          2,199,494      2,219,267
                                                                                 ------------   ------------

OTHER LIABILITIES                                                                     95,000              0
                                                                                 ------------   ------------
Total Liabilities                                                                  2,294,494      2,219,267
                                                                                 ------------   ------------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, authorized 15,000,000 shares, issued and
outstanding 4,079,233 shares in 1996, 4,567,632 shares in 1997                        40,792         45,676
Convertible preferred stock, $0.01 par value, authorized 1,750,000 shares,
issued and outstanding 1,750,000 shares                                                    0         17,500
Additional paid-in capital                                                         4,644,625      6,170,250
Accumulated deficit                                                               (1,664,609)    (4,080,853)
                                                                                 ------------   ------------
Total Shareholders' Equity                                                         3,020,808      2,152,573
                                                                                 ------------   ------------
Total Liabilities and Shareholders' Equity                                       $ 5,315,302    $ 4,371,840
                                                                                 ============   ============

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF OPERATIONS


                                                  Year ended December 31,
                                                ---------------------------
                                                    1996           1997
                                                ------------   ------------

NET SALES                                       $ 4,557,931    $ 4,010,148

COST OF SALES                                     1,062,392        793,212
                                                ------------   ------------

GROSS PROFIT                                      3,495,539      3,216,936
                                                ------------   ------------

OPERATING EXPENSES:
   Product development                              803,744        386,283
   Selling, general and administrative            4,308,971      5,335,467
                                                ------------   ------------
       Total Operating Expenses                   5,112,715      5,721,750
                                                ------------   ------------

LOSS FROM OPERATIONS                             (1,617,176)    (2,504,814)
                                                ------------   ------------

OTHER INCOME (EXPENSE):
   Interest and miscellaneous income                151,854        154,155
   Interest expense                                 (63,919)       (65,585)
                                                ------------   ------------
       Total Other Income                            87,935         88,570
                                                ------------   ------------

LOSS BEFORE INCOME TAXES:                        (1,529,241)    (2,416,244)
   Income taxes (benefit)                           (92,976)             0
                                                ------------   ------------

NET LOSS                                        ($1,436,265)   ($2,416,244)
                                                ============   ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED   ($     0.35)   ($     0.58)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                                 4,079,233      4,150,965
                                                ============   ============

See accompanying notes.

                              DERMA SCIENCES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                                         Total
                                       Convertible                              Additional         Accumulated      Shareholders'
                                     Preferred Stock       Common Stock       Paid-In Capital        Deficit            Equity
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1995                 $        0             $40,542          $4,584,719       ($  228,344)        $4,396,917
Issuance of 25,000
   common shares                                    0                 250              59,906                 0             60,156
Net loss                                            0                   0                   0        (1,436,265)        (1,436,265)
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 1996                          0              40,792           4,644,625        (1,664,609)         3,020,808
Tender of common shares
   by officers for payment
   of notes receivable in
   January, 1997                                    0                (116)            (23,086)                0            (23,202)
Issuance of 2,250,000
   convertible securities in
   November, 1997, net of
   issuance costs                              22,500                   0           1,548,711                 0          1,571,211
Conversion of convertible
   securities into 500,000
   common shares in
   November, 1997                              (5,000)              5,000                   0                 0                  0
Net loss                                            0                   0                   0        (2,416,244)        (2,416,244)
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 1997                    $17,500             $45,676          $6,170,250       ($4,080,853)        $2,152,573
                                    ===============================================================================================

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  Year ended December 31,
                                                               ---------------------------
                                                                   1996           1997
                                                               ------------   ------------
OPERATING ACTIVITIES:
   Net Loss                                                    ($1,436,265)   ($2,416,244)

   Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities:
       Depreciation and amortization                               113,049        205,393
       Provision for bad debts                                     121,606        558,530
       Deferred taxes, net                                         (46,672)             0
       Loss on abandonment                                          82,589              0
       Charge related to issuance of common shares                  60,156              0
       Changes in operating assets and liabilities:
          Accounts receivable                                      (95,446)       273,916
          Inventory                                                232,026         62,987
          Prepaid expenses and other current assets                (11,660)         9,570
          Other assets                                              (7,836)        (2,028)
          Accounts payable                                         363,909        175,211
          Accrued expenses and other liabilities                   206,859            (71)
                                                               ------------   ------------
             Net Cash Used in Operating Activities                (417,685)    (1,132,736)
                                                               ------------   ------------

INVESTING ACTIVITIES:
       Decrease in short-term investments                          492,304      1,887,171
       Purchases of property and equipment, net                    (65,464)       (85,969)
       Acquisition of contract rights                             (160,000)             0
       Increase in patents and trademarks                          (44,384)       (47,855)
                                                               ------------   ------------
             Net Cash Provided by Investing Activities             222,456      1,753,347
                                                               ------------   ------------

FINANCING ACTIVITIES:
      Net change in bank line of credit                            100,000       (250,367)
      (Advances to) collection of officers' notes receivable       (40,089)       172,230
      Proceeds from issuance of convertible securities,
          net of issuance costs                                          0      1,571,211
      Principal payments on long-term debt and capitalized
          lease obligations                                           (247)             0
                                                               ------------   ------------
             Net Cash Provided by Financing Activities              59,664      1,493,074
                                                               ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (135,565)     2,113,685
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     195,773         60,208
                                                               ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    60,208    $ 2,173,893
                                                               ============   ============

See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1.       THE COMPANY

         Derma Sciences, Inc. (the "Company") is engaged in the development, marketing and sale of primarily proprietary sprays, ointments and dressings for the management of certain chronic non-healing skin ulcerations such as pressure and venous ulcers, surgical incisions and burns. The Company markets its products principally through independent distributors, mainly to healthcare agencies throughout the United States. In addition, the Company's products are available in selected markets throughout the world through strategic alliances with local companies.

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

         The Company had engaged an architectural firm to design new corporate headquarters for the anticipated relocation of the Company's offices. All costs incurred were capitalized as construction in progress. As of December 31, 1995, costs incurred totaled $82,589. All costs previously capitalized were written off during 1996 when the Company deferred, indefinitely, plans for construction.

Intangible Assets

         Goodwill represents the excess of estimated fair market value over cost of net tangible assets at the time of acquisition of product lines acquired. Goodwill is being amortized using the straight-line method over forty years.

         The patent rights, which were assigned to the Company, are being amortized using the straight-line method over the useful life of the patent, which is ten (10) years. Patents and trademarks acquired are recorded at cost and are amortized using the straight-line method over the remaining lives.

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

Short-term Investments

         Short-term investments at December 31, 1996, represented primarily U.S. Treasury Bills that were carried at amortized cost which approximated fair value. All investments were available for sale and matured within 12 months of year end. Realized gains and losses, based on the specific identification method, were not material.

Cash Flow Information

         Interest paid during 1997 and 1996 amounted to $63,035 and $63,919, respectively. Income taxes paid during 1997 and 1996 amounted to $-0- and $14,185, respectively.

         Non-cash transactions in 1997 included receipts of 11,601 shares of common stock in repayment of officers' note receivable.

Stock Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

Net Loss Per Common Share

         Net loss per common share is calculated based upon the weighted average number of shares of common stock, on an as if converted basis, outstanding during each period. All options and warrants were excluded in the calculation of weighted average shares outstanding since their inclusion would have had, in the aggregate, an anti-dilutive effect.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share are determined. Adoption of this statement by the Company did not have an impact on earnings per share as the Company incurred losses in both 1997 and 1996.

Impact of Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statements No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are required to be adopted on January 1, 1998. Statement 130 requires financial statement reporting of all non-owner related changes in equity for the periods being presented. Statement 131 requires disclosure of revenue, earnings and other financial information pertaining to business segments by which a company is managed, as well as factors used by management to determine segments. The Company believes adoption of Statement 130 will have no effect on its financial reporting and is currently evaluating the requirements of Statement 131 to determine the impact it will have on financial statement disclosures.

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

3.       PROPERTY AND EQUIPMENT

         Property and equipment comprise the following:

                                               DECEMBER 31,
                                           -------------------
                                             1997       1996
                                           --------   --------

          Furniture and equipment          $318,734   $232,775
          Leasehold improvements             14,543     14,543
                                           --------   --------
                                            333,277    247,318
          Less: Accumulated depreciation    188,686    134,808
                                           --------   --------
                                           $144,591   $112,510
                                           ========   ========

4.       INTANGIBLES

         Intangibles comprise the following:

                                               DECEMBER 31,
                                           -------------------
                                             1997       1996
                                           --------   --------

          Goodwill                         $ 50,731   $ 50,731
          Patents and trademarks            406,859    359,004
          Contract rights                   350,000    350,000
                                           --------   --------
                                            807,590    759,735
          Less: Accumulated amortization    396,811    245,296
                                           --------   --------
                                           $410,779   $514,439
                                           ========   ========

5.       CONCENTRATION OF CREDIT RISK

         The Company sells almost all of its products to medical supply companies, pharmacies and healthcare providers. At December 31, 1997 and 1996, primarily all of the Company's accounts receivable are from companies in the healthcare industry. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required.

         The Company currently has manufacturing arrangements in place with contract manufacturers with respect to all of its products. The Company believes that the raw materials used in manufacturing its products are available in adequate quantities from multiple sources.

         Although the Company typically has a manufacturing agreement with a single source for each product, multiple sources are generally available. The Company has never experienced a material interruption of supply from any of its manufacturers. However, in those instances in which it has only a single source of supply, any material delay or cessation of production by the Company's contract manufacturers could have a material adverse impact on the Company's results of operations. The Company does not believe that the level of manufacturing over-capacity in the industry is likely to change significantly in the near future and, accordingly, does not believe that its reliance upon contract manufacturers will have a material adverse effect on the Company's operations.

         The Company is dependent on two distributors who purchase products directly from the Company. These two distributors accounted for 18% and 33% of net sales in 1997 and 1996, respectively. Included in accounts receivable are amounts representing 39% of the total receivables for these two distributors at December 31, 1997.

6.       ACCRUED EXPENSES

         Accrued expenses comprise the following:

                                         DECEMBER 31,
                                     -------------------
                                       1997       1996
                                     --------   --------

          Commissions payable        $ 19,433   $235,681
          Accrued severance           195,000    191,521
          Medicaid rebates payable    163,787     58,669
          Other                       370,661    168,081
                                     --------   --------
                                     $748,881   $653,952
                                     ========   ========

7.       MEDICAID REBATES PAYABLE

         Medicaid reimbursement for the Company's products is dependent upon Company paid rebates to state Medicaid agencies. The Company is required to remit to Medicaid agencies a formula-based rebate on quarterly net product sales and the average price per product of the Company's products subject to Medicaid reimbursement.

8.       BANK LINE OF CREDIT

         The Company has a $800,000 revolving line of credit with a bank, with $549,633 and $800,000 outstanding at December 31, 1997 and 1996, respectively, which amounts approximate fair value. The maturity date of the line is May 31, 1998. The line of credit agreement requires monthly interest payments at the bank's base rate, as defined, (8.5% at December 31, 1997). The line of credit is secured by a general lien on accounts receivable, inventory and the Company's United States patents and trademarks.

9.       OPERATING LEASES

         The Company has noncancellable operating lease agreements for an office and one automobile. Rent expense under these agreements amounted to $27,612 and $35,689 in 1997 and 1996, respectively. As of December 31, 1997, the 1998 minimum lease payments under these agreements total $46,080.

10.      INCOME TAXES

         At December 31, 1997, the Company has Pennsylvania and New Jersey net operating loss carryforwards of approximately $3,100,000 and $463,000, respectively for state income tax purposes that expire in years 1998 through 2000. For Federal tax purposes, the Company has a net operating loss carryforward of approximately $3,240,000 expiring in years 2011 and 2016.

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,
                                                      --------------------------
                                                          1997          1996
                                                      -----------   ------------
     Deferred tax liabilities:
     Prepaid insurance                                ($   9,233)    ($  12,864)
     Patent amortization                                 (82,748)       (66,493)
                                                      -----------    -----------
     Total deferred tax liabilities                      (91,981)       (79,357)

     Deferred tax assets:
     Net operating loss carryforwards                  1,332,878        413,103
     Depreciation                                         26,760         17,067
     Amortization of intangibles                          55,513          7,501
     Foreign tax, research and development credits        24,559         24,559
     Allowance for bad debts                              20,297         34,911
     Other                                                70,610         71,592
                                                      -----------    -----------
                                                       1,530,617        568,733

     Valuation allowance                              (1,438,636)      (489,376)
                                                      -----------    -----------
     Total deferred tax assets                            91,981         79,357
                                                      -----------    -----------
     Net deferred tax assets                           $       0      $       0
                                                      ===========    ===========

         The majority of the current year valuation allowance relates to net operating loss carryforwards for which realization is not assured.

         Significant components of the provision for income taxes are as follows:

                                                     1997               1996
                                                  ---------          ---------
                      Current:
                        Federal                       --             ($46,304)
                        State                         --                 --
                          Total current               --              (46,304)

                      Deferred:
                        Federal                       --              (12,118)
                        State                         --              (34,554)
                          Total deferred              --              (46,672)
                                                  --------           ---------
                      Total provision for
                        Income taxes                  --             ($92,976)
                                                  ========           =========

         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

                                                     1997         1996
                                                  ----------   ----------

     Tax at U.S. statutory rates                  ($821,523)   ($521,655)
     State income taxes, net of federal benefit    (148,589)     (78,491)
     Increase in valuation allowance                949,260      489,376
     Nondeductible expenses                          11,686       (8,372)
     Effect of graduated tax rates                   11,750       20,082
     Other                                           (2,584)       6,084
                                                  ==========   ==========
     Total provisions for income taxes            $       0    ($ 92,976)
                                                  ==========   ==========

11.      MORGAN PARIS ACQUISITION

         During May 1996, the Company acquired the contract rights under the Morgan Paris, Inc., Master Distributorship Agreement for $350,000. The Company paid $160,000 at the date of closing. The remaining purchase price was to be paid in two equal non-interest installments of $95,000 on or before December 31, 1997 and 1998, respectively.

         Subsequent to the initial compromise, the Company renegotiated the arrangement to provide for a $125,000 remittance which represented payment in full of the remaining purchase price of $190,000.

12.      SHAREHOLDERS' EQUITY

Convertible Securities Offering

         On November 19, 1997, the Company successfully closed a private placement of Convertible Securities ("Securities") in which an aggregate of $1.8 million was raised (net proceeds were $1,571,211 after related costs). Terms of the Securities required that upon approval by the Company's shareholders of a new class of Series A Convertible Shares ("Preferred Stock"), the Securities automatically convert into Units at the rate of $0.80 per Unit. Each Unit consists of one share of Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of Common Stock exercisable at $0.90 per share. As the Securities were not payable in cash, the unconverted Securities at year end have been classified as Preferred Stock. Warrants issued in connection with this offering totaled 2,250,000.

Conversion to Common Stock

         On November 24, 1997, the Company accepted the offer of investors owning $400,000 of Securities to convert these Securities directly into Common Stock and Warrants in like manner as if: (1) these Securities had been converted into Units and (2) the Preferred Stock comprising the Units had been converted into Common Stock.

Preferred Stock

         The Company's shareholders, at a special meeting of shareholders held on January 7, 1998, authorized creation of 1,750,000 shares of Series A convertible preferred stock. Upon the shareholders' authorization of preferred stock, the $1,400,000 of outstanding Securities were automatically converted into 1,750,000 Units (effective as of December 31, 1997). The preferred stock bears no dividend and there are no conversion price reset or anti-dilution provisions. It has a liquidation preference of $1,225,000 at December 31, 1997.

Stock Purchase Warrants

         At December 31, 1997, the Company had 2,390,000 warrants outstanding to purchase the Company's common stock, all of which are currently exercisable at prices ranging from $.90 to $6.25 expiring 1998 through 2001.

13.      STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options. As discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, compensation expense is recognized if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant.

         The Company has a stock option plan under which options to purchase a maximum of 450,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company, excluding members of the Compensation

Committee, and certain outside consultants and advisors to the Company. The option exercise price may not be less than 100% (110% for owners of more than 10% of common stock of the Company on the date of grant) of the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant (five years for owners of more than 10% of the common stock of the Company). No options granted under the plan have been exercised.

         In addition to the options granted under the stock option plan, during 1996 options to purchase 375,000 shares of common stock were granted to officers and directors with exercise prices ranging from $2.31 to $2.50 per share. During 1997, options to purchase 856,000 shares of common stock were granted to officers and directors with exercise prices ranging from $.80 to $1.125 per share. No options have been exercised.

         Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6.25% and 6.0%, respectively; dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of 0.830 and 0.511, respectively; and a weighted average life of the option of 4 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different from those of traded options. Further, changes in the subjective input assumptions related to the options can materially affect the fair value estimate. Therefore, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

         For purposes of pro forma disclosures, the estimated fair value of traded options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     1997            1996
                                                ------------     ------------
           Pro forma net loss                   ($2,813,852)     ($1,529,232)
           Pro forma loss per common share           ($0.68)          ($0.37)

         Statement 123 is applicable only to options granted subsequent to December 31, 1994. As such, the pro forma effect is not fully reflected until 1997.

         A  summary  of  the  Company's   stock  option   activity  and  related
information for the years ended December 31 follows:

                                                         1997                                1996
                                            ------------------------------        ----------------------------
                                                            Weighted                            Weighted
                                                            Average                             Average
                                               Options      Exercise Price         Options      Exercise Price
           -----------------------------    ------------------------------        ----------------------------
           Outstanding-beginning of year         420,125        $2.46                270,125        $2.44
             Granted                             906,000         1.12                150,000         2.50
             Exercised                                 0          --                       0          --
             Forfeited                          (155,125)        2.46                      0          --

                                            ----------------------------           ------------------------
           Outstanding-end of year             1,171,000        $1.57                420,125        $2.46
                                            =============    ===========           ========================
           Exercisable at end of year            674,833                             142,500

         Exercise prices for options outstanding under the stock option plan, non-statutory option agreements and employment agreements at December 31, 1997 ranged from $0.80 to $3.60.

14.      COMMITMENTS AND CONTINGENCIES

         ABS LifeSciences, Inc. ("ABS"), a subsidiary of Integra LifeSciences Corporation, filed a civil action against the Company in the United States District Court for the District of New Jersey in which it claims damages for alleged breach by the Company of a license agreement with ABS. The Company has been advised by counsel that its defenses to this action are meritorious. No provision has been made for this action in the accompanying financial statements.

15.      RELATED PARTY TRANSACTIONS

         The Company leased office space from a shareholder of the Company under an operating lease which was terminated January 31, 1998. Rent expense under this lease was $43,200 for the years ended December 1997 and 1996.

         In 1994, the Company entered into a five-year consulting agreement with a director and shareholder. The agreement provides that this individual will provide consulting services to the Company in return for annual compensation of $70,000, to be adjusted from time to time by the Company's President and Chief Executive Officer. In 1997 and 1996, such compensation was $99,000.

         In 1995, the Company loaned an officer $28,000 on demand at an interest rate of 9.0%. This loan was guaranteed by an individual who is a director and shareholder. In 1997 the officer repaid the promissory note.

         In 1997, the Company entered into a consulting arrangement with a firm with which the Company's Chief Financial Officer is affiliated to provide financial and accounting services. Total expenses for these services were $85,000 in 1997.

16.      OFFICERS' NOTES RECEIVABLE

         Various officers of the Company received draws against incentive compensation during 1994 totaling approximately $296,165. The Compensation
Committee of the Board of Directors subsequently determined that no incentive compensation was payable relative to 1994. Accordingly, the officers executed promissory notes requiring repayment of the incentive compensation over a period of ten (10) years with interest of 8.01% per annum. The Board of Directors has determined that the officers may tender either common stock of the Company or cash in payment of the promissory notes.

         During 1997, the Compensation Committee approved forgiveness of one officer's promissory note in the amount of $74,248 as part of the officer's severance package. Repayments of other officers' notes receivable during 1997 totaled $134,031 inclusive of principal and interest.


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

                                    PART III


ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND   CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

         The directors and executive officers of the Company are:

     NAME                         AGE  POSITION HELD WITH THE COMPANY

     Edward J. Quilty (2)         47   Chairman of the Board
     Mary G. Clark, RN            64   Special Consultant and Director
     Richard S. Mink              45   Chief Operating Officer
     Charles F. Caudell, III      45   Executive Vice President
     Stephen T. Wills, CPA        41   Chief Financial Officer
     John T. Borthwick (3)        44   Director of Business Development and
                                        Director
     Laurence F. Lane (1)(2)(3)   52   Director
     Timothy J. Patrick           39   Director
----------------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Nominating Committee.

Information Relative to Directors and Executive Officers
--------------------------------------------------------

         EDWARD J. QUILTY has served as Chairman of the Board since May, 1996 and a director of the Company since March, 1996. Mr. Quilty has been the Chairman of the Board of Palatin Technologies, Inc., a biopharmaceutical company specializing in peptide drug design for diagnostic and therapeutic agents, since November, 1995. From July, 1994 through November, 1995, he was President and Chief Executive Officer of MedChem Products, Inc., a publicly traded developer and manufacturer of specialty medical products acquired by C.R. Bard in November, 1995. From March, 1992 through July, 1994, Mr. Quilty served as
President and Chief Executive Officer of Life Medical Sciences, Inc., a developer and manufacturer of specialty medical products including wound healing agents. The assets of Life Medical Sciences were purchased by MedChem Products Inc. Mr. Quilty has over 25 years of experience in the healthcare industry primarily in strategic planning, management and sales and marketing. Mr. Quilty is a member of the Healthcare Manufacturing Marketing Council. He earned a Bachelor of Science from Southwest Missouri State University, Springfield, Missouri in 1972 and his M.B.A from Ohio University, Athens, Ohio in 1987.

         MARY G. CLARK, RN, founded the Company and has served as a Special Consultant for Scientific Affairs to the Company since March, 1994. She served as Chairman of the Board of the Company from February, 1991 through March, 1994. Mrs. Clark served as the Company's President from 1984 to 1990, and as director of the Company from November, 1984 to March, 1994. She is the inventor and original patent holder of the Company's flagship products, Dermagran Spray and Dermagran Ointment. She is also the founder, owner and operator of the Primary Medical and Nutritional Clinic, Old Forge, Pennsylvania, a clinic specializing in medical and nutritional preventative therapies. She has over 32 years of clinical medical experience of which 18 years are in the nutritional biochemistry and ortho-molecular medicine fields. Mrs. Clark earned a Registered Nurse degree from Scranton State General Hospital in 1954 and a Clinical Nurse Therapist degree in Intensive Cardiovascular Care from Mechanicsburg Rehabilitation Center in 1972. She was appointed by former Pennsylvania Governor Robert P. Casey to membership on the Entrepreneurial Advisory Board for the Commonwealth of Pennsylvania.

         RICHARD S. MINK, has served as Chief Operating Officer of the Company since November, 1997, having previously served the Company as Vice President for Marketing since April, 1997. Prior to joining the Company, Mr. Mink was Senior Vice President/General Manager, Marketing Information Services Division of Bio Imaging Technologies, Inc., a medical image data and information management company, from November, 1996 to April, 1997. He was a self-employed marketing consultant from May, 1995 to October, 1996, Executive Vice President for Sales and Marketing for MedChem, Inc. from August, 1994 to May, 1995, Vice President for Sales and Marketing for Life Medical Sciences from July, 1993 to August, 1994, and had risen to the position of Director of Marketing for Becton Dickinson Company during his tenure there from August, 1977 to July, 1993. During May, 1996 through April, 1997, Mr. Mink was a member of the New Jersey Technology Council Healthcare Advisory Board. He earned a Bachelor of Science degree in Biology/Chemistry and a Master of Business Administration degree from Rutgers University, Newark, New Jersey in 1975 and 1977, respectively.

         CHARLES F. CAUDELL III, has served as Executive Vice President for Field Operations of the Company since November, 1997 having previously served the Company as Vice President for Sales since April, 1997. Prior to joining the Company, Mr. Caudell was Division Director of CalgonVestal, a former Merck & Co. wound care subsidiary, and later Division Director of ConvaTec upon the purchase of this company by Bristol Myers-Squibb, from January, 1984 to April, 1997. He has thirteen years experience in management and sales. Mr. Caudell earned a Bachelor of Arts degree in Communications from Wake Forest University, Winston-Salem, North Carolina in 1974 and a Master of Business Administration from Ohio University, Athens, Ohio in 1993.

         STEPHEN T. WILLS, CPA, MST has served as Chief Financial Officer of the Company since July, 1997 and Vice President since November, 1997. Mr. Wills also serves as President and Chief Operating Officer of Golomb, Wills & Company, PC, a public accounting firm, and as Vice President and Chief Financial Officer of Palatin Technologies, Inc., a publicly traded biopharmaceutical company. He has eighteen years experience in financial and corporate accounting matters. Mr. Wills is a member of the American Institute of Certified Public Accountants, New Jersey Society of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. He earned a Bachelor of Science degree in Accounting from West Chester University, West Chester, Pennsylvania in 1979 and a Master of Science in Taxation from Temple University, Philadelphia, Pennsylvania in 1994.

         JOHN T. BORTHWICK has served as Director of Business Development of the Company since November, 1997 and served as President and Chief Executive Officer of the Company from February, 1991 to November, 1997 and February, 1991 to May, 1997, respectively. He has served as a director of the Company since November, 1984 and served as Vice Chairman of the Board from September, 1994 to June, 1995. Previously, he was Vice President for Marketing and National Sales Manager of the Company from 1984 through 1990. Mr. Borthwick serves on the board of directors of Plansoft Corporation, a developmental stage employee benefit plan administration software company. During 1988 and 1989, Mr. Borthwick also served as President of Wound Management Services, a Medicare billing service specializing in wound care. In 1993, Mr. Borthwick served as a member of the board of directors of the National Association for the Support of Long Term Care, an organization which represents the legislative and regulatory interests of the long term care industry. Mr. Borthwick earned a Bachelor of Arts in Biology from Temple University in 1975.

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

         TIMOTHY J. PATRICK has served as director of the Company since February, 1998. Mr. Patrick has been the President and Chief Executive Officer of Proxima Therapeutics, Inc., a medical device company developing proprietary site-specific delivery systems for the treatment of solid tumors, since April, 1996. He previously served as President of Gesco International, a subsidiary of MedChem Products that manufactured and marketed PICC vascular access catheters, from July, 1994 to January, 1996. Mr. Patrick served McGaw, Inc. for 13 years in various sales executive positions the last of which was President of Central Admixture Pharmacy Services, a business unit of McGaw, Inc. that provided patient-specific intravenous solution products to hospitals and home care companies. Mr. Patrick earned a Bachelor of Arts degree in Biology from Miami University, Oxford, Ohio in 1981.

Family Relationships
--------------------

         Mary G. Clark is the mother of John T. Borthwick.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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


ITEM 12.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table shows all compensation paid by the Company to its Chairman, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 for their services in all capacities during the years 1995, 1996 and 1997:

                                                        ANNUAL COMPENSATION
                                                        -------------------                            ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR        SALARY         BONUS       OPTIONS (#)        COMPENSATION
                                           ----       --------       -------      ------------       ------------
Edward J. Quilty(1)                        1997      $ 149,986          --           300,000(2)           --
Chairman                                   1996      $  59,615          --           150,000

Richard S. Mink                            1997       $100,961      $25,000(3)       200,000              --
Chief Operating Officer

Charles F. Caudell, III                    1997       $100,961          --           200,000              --
Executive Vice President
for Field Operations

Stephen T. Wills, CPA(4)                   1997      $  85,000          --            75,000              --
Vice President and
Chief Financial Officer

                                                        ANNUAL COMPENSATION
                                                        -------------------                            ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR        SALARY         BONUS       OPTIONS (#)        COMPENSATION
                                           ----       --------       -------      ------------       ------------
John T. Borthwick(5)                       1997       $180,000          --           50,000        $ 9,962       (6)
Director of Business Development           1996       $180,000          --              --         $ 10,861   (6)(7)
                                           1995       $150,000      $40,000         100,000        $ 10,712   (6)(7)

Gary L. Borthwick(8)                       1997       $ 67,500          --           59,000(9)     $216,762 (10)(11)
Vice President for Finance & Operations    1996       $135,000          --              --         $  7,514     (11)
and Chief Financial Officer                1995       $119,000      $20,000          50,000        $  7,514     (11)

----------------------------------
(1)   Mr. Edward J. Quilty is the Principal Executive Officer of the Company.
(2) Includes 100,000 options granted in November, 1997, 50,000 options granted to members of senior management and 150,000 options originally granted in 1996 and repriced by the Executive Committee of the Board of Directors on April 8, 1997.
(3)   Sign-on bonus.
(4)   Represents  compensation  earned during the period July through  December,
      1997.
(5) Mr. John T. Borthwick resigned as Chief Executive Officer and President in May, 1997 and November, 1997, respectively.
(6) The Company enrolled John T. Borthwick in a split-dollar life insurance program on July 1, 1993. The monthly premiums are $830.18 for $500,000 coverage.
(7)   Matching contributions made pursuant to the Company's 401(k) plan.
(8)    Mr. Gary L. Borthwick resigned as of July 1, 1997.
(9) Options to purchase 59,000 shares of Common Stock were granted to Mr. Borthwick during 1997. However only 19,000 of these options had vested prior to his resignation.
(10) This amount consists of $135,000 consulting fees and $74,248 in debt forgiveness. For additional information relative to Mr. Borthwick's severance, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on July 1, 1997.
(11) The Company enrolled Gary L. Borthwick in a split-dollar life insurance program on February 1, 1993. The monthly premiums were $626.15 for $500,000 coverage.

Option Grants Table

         The following table sets forth information regarding grants of stock options to the named executive officers made for the year ended December 31, 1997:

                                                    PERCENT OF TOTAL       EXERCISE
                                    OPTIONS        OPTIONS GRANTED TO        PRICE
     NAME                         GRANTED (#)       EMPLOYEES IN 1997      ($/SHARE)       EXPIRATION DATE
     -------                     -------------     ------------------     ----------      -----------------
     Edward J. Quilty             50,000    (1)           6.4%            $1.125             April 8, 2007
                                 100,000    (2)          12.8%             $0.80          January 29, 2008
                                 150,000    (3)         N/A(3)            $1.125              May 22, 2007

     Richard S. Mink              50,000    (1)           6.4%            $1.125             April 8, 2007
                                 118,000    (4)          15.1%            $1.125            April 14, 2007
                                  32,000    (5)           4.1%            $1.125            April 14, 2007

     Charles F. Caudell, III      50,000    (1)           6.4%            $1.125             April 8, 2007
                                 118,000    (6)          15.1%            $1.125            April 21, 2007
                                  32,000    (7)           4.1%            $1.125            April 21, 2007

     Stephen T. Wills, CPA        45,000    (8)           5.7%             $1.00             July 22, 2007
                                  30,000    (9)           3.8%             $1.00             July 22, 2007


                                                    PERCENT OF TOTAL       EXERCISE
                                    OPTIONS        OPTIONS GRANTED TO        PRICE
     NAME                         GRANTED (#)       EMPLOYEES IN 1997      ($/SHARE)       EXPIRATION DATE
     -------                     -------------     ------------------     ----------      -----------------

     John T. Borthwick            50,000    (1)           6.4%            $1.125            April 8, 2007

     Gary L. Borthwick            50,000(1)(10)           6.4%            $1.125             July 1, 2002

-------------------
(1)   These  non-qualified  options to  purchase  Common  Stock were  granted to members of the Company's Senior Management on April 8, 1997. Options to purchase 10,000 shares were vested upon the grant and the remainder of the options vest in 10,000 increments on April 8 of each year through April 8, 2001 at which time the options will be fully vested. Vesting may accelerate as follows: (a) 25,000 of the options will vest if either net sales exceed $6,000,000 in a 12 consecutive month period or the Company's Common Stock price for 180 consecutive days exceeds $3.00 per share; and
      (b) all 50,000 of the options will vest if either net sales exceed $8,000,000 in a 12 consecutive month period or the Company's Common Stock price for 180 consecutive days exceeds $5.00 per share. For further information relative to these options, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on May 6, 1997.
(2) These incentive stock options to purchase Common Stock were granted in November, 1997 and are vested.
(3) These non-qualified options to purchase Common Stock were granted in 1996 pursuant to Mr. Quilty's Employment Agreement at a price of $2.50 per share. These options were repriced by the Executive Committee of the Board of Directors on April 8, 1997.
(4) These options to purchase Common Stock were part of an April 14, 1997 grant of 150,000 non-qualified options pursuant to Mr. Mink's Employment Agreement. Of the original grant, 118,000 options were converted from non-qualified to incentive stock options on November 5, 1997. Options to purchase 59,000 shares vested on November 14, 1997. Options to purchase two additional increments of 29,500 shares each will vest on November 14, 1998 and April, 14, 1999, respectively. For further information relative to these options, please refer to "Employment Arrangements" below.
(5) These options to purchase Common Stock constitute the non-qualified options component of the 150,000 options grant discussed in note (3) above. Options to purchase 16,000 shares vested on November 14, 1997. Options to purchase two additional increments of 8,000 shares each will vest on November 14, 1998 and April, 14, 1999, respectively. For further information relative to these options, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on May 6, 1997.
(6)   These  options to  purchase  Common  Stock were part of an April 21,  1997 grant of 150,000 non-qualified options pursuant to Mr. Caudell's employment Agreement. Of the original grant, 118,000 options were converted from non-qualified to incentive stock options on November 5, 1997. Options to purchase 59,000 shares vested on November 21, 1997. Options to purchase two additional increments of 29,500 shares each will vest on November 21, 1998 and April, 21, 1999, respectively. For further information relative to these options, please refer to "Employment Arrangements" below.
(7) These options to purchase Common Stock constitute the non-qualified options component of the 150,000 options grant discussed in note (5) above. Options to purchase 16,000 shares vested on November 21, 1997. Options to purchase two additional increments of 8,000 shares each will vest on November 21, 1998 and April, 21, 1999, respectively. For further information relative to these options, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on May 6, 1997.
(8) These options to purchase Common Stock were part of a July 23, 1997 grant of 75,000 non-qualified options pursuant to Mr. Wills' Stock Option Agreement. Of the original grant, 45,000 options were converted from non-qualified to incentive stock options on November 5, 1997. These options vest over the period March 22, 1998 through January 22, 1999 at an average rate of 4,090 shares per month.
(9) These options to purchase Common Stock constitute the non-qualified options component of the 75,000 options grant discussed in note (7) above. Options to purchase 20,833 shares were vested on December 22, 1997. Options to purchase an additional 9,167 shares were vested on March 22, 1998.
(10) Pursuant to Mr. Borthwick's severance agreement, these options ceased vesting at 10,000 shares. For further information relative to this agreement, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on July 1, 1997.

Aggregate Year End Option Value Table

         The following table sets forth information regarding the number and value of options to purchase Common Stock held by the named executive officers as of December 31, 1997. No options have been exercised:

                                               NUMBER OF SHARES                    VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                                       OPTIONS AT DECEMBER 31, 1997 (#)         AT DECEMBER 31, 1997 ($)(1)
                                       --------------------------------       -----------------------------
     NAME                               EXERCISABLE      UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
     ----                               -----------      -------------        -----------     -------------
     Edward J. Quilty ...................  112,500           37,500                   0                0
                                            10,000           40,000                   0                0
                                           100,000                0             $32,500                0

     Richard S. Mink ....................   10,000           40,000                   0                0
                                            59,000           59,000                   0                0
                                            16,000           16,000                   0                0

     Charles F. Caudell, III ............   10,000           40,000                   0                0
                                            59,000           59,000                   0                0
                                            16,000           16,000                   0                0

     Stephen T. Wills, CPA...............        0           45,000                   0           $5,625
                                            20,833            9,167             $ 2,604           $1,146

     John T. Borthwick ..................   60,000           40,000                   0                0
                                            10,000           40,000                   0                0

     Gary L. Borthwick ..................   10,000                0                   0                0
                                            20,000                0                   0                0
                                             9,000                0                   0                0

-------------------
(1) Determined based on a fair market value for the Company's Common Stock at December 31, 1997 of $1.125 per share.

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

         Certain directors of the Company resigned and were granted options to purchase a total of 61,000 shares of Common Stock in April, 1997. The following table sets forth information with respect to the grant of non-qualified stock options to Laurence F. Lane, a current director of the Company, exclusive of the Stock Option Plan:

                                        OPTIONS       EXERCISABLE OPTIONS AT   EXERCISE PRICE
     NAME                              GRANTED (#)     DECEMBER 31, 1997 (#)      ($/SHARE)        EXPIRATION DATE
     ----                              -----------     ---------------------      ---------        ---------------
     Laurence F. Lane                  10,000(1)                 6,000             $1.125       November 21, 2006
                                       10,000(2)                10,000             $1.125           April 7, 2007

------------------
(1) These options began vesting at a rate of 20% per year on November 21, 1995 and were repriced by the Executive Committee on April 8, 1997.
(2)   These options were granted on April 8, 1997.

EMPLOYMENT ARRANGEMENTS

         The Company entered into a three-year employment agreement on August 1, 1996, as amended on May 2, 1997, (the "Agreement") with Edward J. Quilty, its Chairman of the Board. The Agreement provides that Mr. Quilty will receive base salary of $150,000 per year, together with such additional incentive compensation as may be awarded upon the recommendation of the Compensation Committee of the Board of Directors; provided, however, additional incentive compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Quilty's contributions thereto. As additional compensation, the Agreement grants Mr. Quilty 150,000 non-qualified stock options, exercisable at a price of $1.125 per share, of which 112,500 were vested as of October 8, 1997 and the remaining 37,500 will vest on April 8, 1998. These options become 100% exercisable if Mr. Quilty becomes disabled, the Agreement is terminated by the Company other than "for cause," the Agreement is terminated by Mr. Quilty for the Company's breach, or in the event of the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity. If the Company sells additional Common Stock during the term of the Agreement in a transaction, or related series of transactions, the result of which is to increase the number of shares of Common Stock outstanding by 40%, then Mr. Quilty will be granted such additional stock options, exercisable at $1.125 per share, as may be necessary to enable him to purchase the same percentage of outstanding Common Stock as he maintained prior to such sale or issuance. In addition, in the event of the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity, the Company shall pay Mr. Quilty a severance payment equal to the greater of his salary for the remaining term of the Agreement or $125,000. Mr. Quilty may not disclose any confidential information of the Company during or after the term of the Agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

         The Company entered into a two-year employment agreement on April 14, 1997, as amended on November 5, 1997, (the "Agreement") with Richard S. Mink, its Chief Operating Officer and former Vice President for Marketing. The
Agreement provides that Mr. Mink receive the following: (1) base salary of $150,000 per year, together with a $25,000 sign-on bonus; (2) incentive compensation as may be awarded upon the recommendation of the Office of the Chief Executive and approved by the Board of Directors; provided, however, incentive compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Mink's contributions thereto; and (3) 118,000 incentive and 32,000 non-qualified stock options, exercisable at $1.125, which options become exercisable to the extent of 50%, 75% and 100% upon completion of six, eighteen and twenty-four months of employment, respectively. These options become 100% exercisable if Mr. Mink becomes disabled, the Agreement is terminated by the Company other than "for cause," the Agreement is terminated by Mr. Mink for the Company's breach, upon the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity. Upon the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity, the Company shall pay Mr. Mink a severance payment equal to the greater of his salary for the remaining term of the Agreement or $150,000. Mr. Mink may not disclose any confidential information of the Company during or after the term of the agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

         The Company entered into a two-year employment agreement on April 21, 1997, as amended on November 5, 1997, (the "Agreement") with Charles F. Caudell, III, its Executive Vice President for Field Operations and former Vice President for Sales. The Agreement provides that Mr. Caudell receive the following: (1) base salary of $150,000 per year; (2) incentive compensation as may be awarded upon the recommendation of the Office of the Chief Executive and approved by the Board of Directors; provided, however, incentive compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Caudell's contributions thereto; and (3) 118,000 incentive and 32,000 non-qualified stock options, exercisable at $1.125, which options become exercisable to the extent of 50%, 75% and 100% upon completion of six, eighteen and twenty-four months of employment, respectively. These options become 100% exercisable if Mr. Caudell becomes disabled, the Agreement is terminated by the Company other than "for cause," the Agreement is terminated by Mr. Caudell for the Company's breach, upon the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity. Upon the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity, the Company shall pay Mr. Caudell a severance payment equal to the greater of his salary for the remaining term of the Agreement or $150,000. Mr. Caudell may not disclose any confidential information of the Company during or after the term of the agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

         The Company entered into a five-year employment agreement on December 29, 1995, as amended on March 5, 1997, (the "Agreement") with John T. Borthwick, its Director of Business Development and former President and Chief Executive Officer. The Agreement provides that Mr. Borthwick will receive base compensation of $180,000 during the calendar years 1996, 1997 and 1998 and base compensation for the calendar years 1999 and 2000 to be determined by the Board of Directors upon the recommendation of the Compensation Committee, together with such incentive and/or bonus compensation as may be awarded upon the recommendation of the Compensation Committee; provided, however, incentive and/or bonus compensation, if any, will be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Borthwick's contributions thereto. As additional compensation, the Agreement grants Mr. Borthwick 100,000 non-qualified stock options, exercisable at a price of $2.31 per share, of which 20,000 were vested as of January 1, 1996 and the remaining 80,000 vest at a rate of 20% per year. If the Company sells additional Common Stock during the term of the Agreement in a transaction, or related series of transactions, the result of which is to increase the number of shares of Common Stock outstanding by 40%, then Mr. Borthwick will be granted such additional stock options, exercisable at $2.31 per share, as may be necessary to enable him to purchase the same percentage of outstanding Common Stock as he maintained prior to such sale or issuance. In addition, in the event of a sale of substantially all of the stock or assets of the Company, or a merger or consolidation of the Company in which the Company is not the surviving entity, or upon the written agreement of the Company to effect such sale, merger or consolidation, Mr. Borthwick will have the option of completing the remaining term of his employment under the Agreement or receiving severance compensation equal to his total compensation accrued during the twelve-month period immediately preceding such sale, merger or consolidation. Further, in the event of such sale, merger or consolidation: (1) the stock options granted pursuant to the Agreement will become exercisable in their entirety and will remain exercisable for a period of not less than thirty (30) days; and (2) the promissory note between Mr. Borthwick and the Company dated January 17, 1995 in the original principal amount of $99,530.34 will be forgiven. The Agreement further provides that Mr. Borthwick will receive a severance payment of 100% of his total compensation accrued during the twelve-month period immediately preceding the expiration of the Agreement if the Company does not renew or extend the term of the Agreement upon expiration thereof. The Agreement also provides that Mr. Borthwick will receive: (i) a vehicle for use primarily (but not exclusively) in the conduct of Company business, (ii) split-dollar life insurance in the face amount of $500,000, and (iii) disability income insurance providing for payments of 50% of compensation. Mr. Borthwick may not disclose any confidential information of the Company during or after the term of the Agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

         The Company entered into a three-year employment agreement on December 29, 1995, as amended on April 30, 1997, (the "Agreement") with Robert P. DiGiovine, RPh, its Director of Regulatory and Clinical Affairs and former Director of Regulatory Compliance and Product Development. The Agreement provides that Mr. DiGiovine will receive base salary of $100,000, together with such incentive and/or bonus compensation as may be awarded upon the recommendation of the Office of the Chief Executive and approved by the Board of Directors; provided, however, incentive and/or bonus compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. DiGiovine's contributions thereto; provided, further, that such incentive and/or bonus compensation shall not exceed 35% of Mr. DiGiovine's base compensation for a given year. In addition, as further compensation under the Agreement, the Company has granted Mr. DiGiovine 15,000 non-qualified stock options which vest in three installments during the period January 1, 1996 through January 1, 1998 at an exercise price of $2.50 per share. These options become 100% exercisable if Mr. DiGiovine becomes disabled, the Agreement is terminated by the Company other than "for cause," the Agreement is terminated by Mr. DiGiovine for the Company's breach, upon the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity. Upon the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity, the Company shall pay Mr. DiGiovine a severance payment equal to the greater of his salary for the remaining term of the Agreement or $100,000. Mr. DiGiovine may not disclose any confidential information of the Company during or after the term of the Agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

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

         Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Shares subject to options granted under the Plan which have lapsed or terminated may again become available for options granted under the Plan.

         At December 31,  1997,  there were  381,000  shares  subject to options
(ISOs) granted under the Plan with exercise prices ranging from $0.80 to $1.125 per share.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 24, 1998 certain information regarding the current beneficial ownership of shares of the Company's Common Stock, whether held outright or by virtue of Preferred Stock ownership, by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:

                                                                 NUMBER OF SHARES                 PERCENT
             NAME AND ADDRESS OF BENEFICIAL OWNER (1)           BENEFICIALLY OWNED        BENEFICIALLY OWNED(14)
             ----------------------------------------           ------------------        ----------------------
Hambrecht & Quist California (2)..........................            1,225,000                    21.15%
Galen III Partnerships (3)................................            1,000,000                    17.96%
Mary G. Clark, RN ........................................              775,474                    16.98%
Aries Funds (4)...........................................              750,000                    14.10%
Edward J. Quilty (5)......................................              670,500                    13.34%
Redwood Asset Management (6)..............................              500,000                     9.87%
John T. Borthwick (7).....................................              339,414                     7.30%
First Taiwan Investment Holding, Inc. (8).................              248,000                     5.43%
Charles F. Caudell, III (9) ..............................              160,000                     3.41%
Richard S. Mink (9) ......................................              157,500                     3.36%
Stephen T. Wills, CPA (10)................................              119,166                     2.56%
Laurence F. Lane (11).....................................               24,000                     (*)
Timothy J. Patrick .......................................                    0                     (*)
All directors and officers as a group (8 persons) (12) ...            2,246,054                    41.16%

-------------------
(*)   Less than one percent
(1) Except as otherwise noted, the address of each of the persons listed is 214 Carnegie Center, Suite 100, Princeton, New Jersey 08540.
(2) Hambrecht & Quist California can be reached at: One Bush Street, San Francisco, California 94104. Ownership consists of 612,500 shares of Class A Convertible Preferred Stock ("Preferred Stock") which is directly convertible to Common Stock and 612,500 warrants to purchase Common Stock exercisable at $0.90 per share ("Warrants").
(3) The Galen III Partnerships can be reached at: 610 Fifth Avenue, Fifth Floor, New York, New York 10020. Includes shares owned by Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. Ownership consists of 250,000 shares of Common Stock, 375,000 shares of Preferred Stock and 375,000 Warrants.
(4) The Aries Funds can be reached at: Paramount Capital, Inc., The Aries Fund, 787 Seventh Avenue, 48th Floor, New York, New York 10019. Includes shares owned by The Aries Fund, A Cayman Islands Trust and Aries Domestic Fund, L.P. Ownership consists of 375,000 shares of Preferred Stock and 375,000 Warrants.
(5) Includes 412,500 shares subject to options and Warrants currently exercisable and 47,500 additional shares subject to options that will become exercisable within 60 days of March 24, 1998.
(6) Redwood Asset Management can be reached at: Ovre Ullorn Terrasse 32, 0358 Oslo, Norway. Ownership consists of 250,000 shares of Preferred Stock and 250,000 Warrants.
(7) Includes 70,000 shares subject to options currently exercisable and 10,000 additional shares subject to options that will become exercisable within 60 days of March 24, 1998.
(8) First Taiwan Investment Holding, Inc. can be reached at: 15/F, 563, Chung Hsiao, East Road, Section 4 Taipei, Taiwan R.O.C.
(9) Includes 116,250 shares subject to options and Warrants currently exercisable and 10,000 additional shares subject to options that will become exercisable within 60 days of March 24, 1998.
(10) Includes 72,083 shares subject to options and Warrants currently exercisable and 8,333 shares subject to options that will become exercisable within 60 days of March 24, 1998.
(11) Includes 16,000 shares subject to options currently exercisable. No additional shares subject to options will become exercisable within 60 days of March 24, 1998.
(12) Includes 888,916 shares subject to options and Warrants currently exercisable and exercisable within 60 days of March 24, 1998 by directors and officers of the Company.
(13) The percent beneficially owned by each entity or individual assumes the exercise of all exercisable options (including those that would be exercisable within 60 days of March 24, 1998) and the exercise of all Warrants owned by such entity or individual.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into a five-year consulting agreement with Mary
G. Clark, a director and the Company's founder and former President. The agreement provides that Mrs. Clark will provide services to the Company as its Special Consultant for Scientific Affairs with annual compensation of $70,000, to be adjusted from time to time by the Company's President and Chief Executive Officer. Mrs. Clark's annual compensation for 1997 was $99,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                          Description                                 Page
-------                        -------------                                ----
3.1 Articles of Incorporation effective June 3, 1996 (Previously filed -- as Exhibit B to the Company's Proxy Statement filed on April 23,
        1996 and incorporated herein by reference.)

3.2     Amendment to the Articles of Incorporation  effective  February 10,   --
        1998 (Previously filed as Exhibit A to the Company's Proxy Statement filed on December 22, 1997 and incorporated herein by reference.)

3.3     Bylaws effective May 14, 1997  (Previously  filed as Exhibit 3.1 to   --
        the Company's Form 10-QSB filed on August 15, 1997 and incorporated herein by reference.)

10.1*   Stock Option Plan, dated July 18, 1991 (Previously filed as Exhibit   --
        10.01  to  the  Company's   statement   filed  on  Form  SB-2,  No.
        33-52246-NY, declared effective on May 13, 1994 ["Registration Statement"] and incorporated herein by reference.)

10.2*   Stock Option Plan  Amendment,  dated  January 14, 1994  (Previously   --
        filed as Exhibit 10.02 to the Company's Registration Statement and incorporated herein by reference.)

10.3*   Stock Option Plan  Amendment,  dated November 21, 1995  (Previously   --
        filed as Exhibit  10.03 to the  Company's  Form 10-KSB on March 29,
        1996 ["1996 Form 10-KSB"] and incorporated herein by reference.)

10.4*   Employment Agreement, dated August 1, 1996, between the Company and   --
        Edward J. Quilty. (Previously filed as Exhibit 10.41 to the Company's Form 10-KSB on March 24, 1997 ["1997Form 10-KSB"] and incorporated herein by reference.).

10.5*   Employment  Agreement -  Amendment  and  Restatement,  dated May 2,   --
        1997, between the Company and Edward J. Quilty. (Previously filed as Exhibit 10.04 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.6*   Senior  Management  Stock Option  Agreement,  dated April 30, 1997,   --
        between the Company and Edward J. Quilty. (Previously filed as Exhibit 10.05 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.7*   Employment Agreement,  dated April 14, 1997 between the Company and   --
        Richard S. Mink. (Previously filed as Exhibit 10.01 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.8*   Employment Agreement,  dated April 21, 1997 between the Company and   --
        Charles F. Caudell, III. (Previously filed as Exhibit 10.02 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.9*   Senior  Management  Stock Option  Agreement,  dated April 14, 1997,   --
        between the Company and Richard S. Mink. (Previously filed as Exhibit 10.10 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.10*  Senior  Management  Stock Option  Agreement,  dated April 21, 1997,   --
        between the Company and Charles F. Caudell, III. (Previously filed as Exhibit 10.08 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.11*  Stock  Option  Agreement,  dated July 23, 1997, between the Company   --
        and Stephen T. Wills, CPA, MST. (Previously filed as Exhibit 10.01 to the Company's Form 10-QSB filed on August 15, 1997.)

10.12*  Employment Agreement, dated December 29, 1995,  between the Company   --
        and  John T.  Borthwick  (Previously  filed  as  Exhibit  10.37  to
        the  Company's  1996  Form  10-KSB  and   incorporated   herein  by
        reference.)

10.13*  Addendum to Employment Agreement,  dated March 5, 1997, between the   --
        Company and John T. Borthwick. (Previously filed as Exhibit 10.38 to the Company's 1997 Form 10-KSB and incorporated herein by reference.)

10.14*  Senior  Management  Stock Option  Agreement,  dated April 30, 1997,   --
        between the Company and John T. Borthwick. (Previously filed as Exhibit 10.06 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.15*  Employment  Agreement, dated December 29, 1995, between the Company   --
        and  Robert  P.  DiGiovine (Previously  filed as  Exhibit  10.41 to
        the  Company's  1996  Form  10-KSB  and  incorporated   herein   by
        reference.)

10.16*  Employment  Agreement - Amendment and Restatement,  dated April 30,   --
        1997, between the Company and Robert P. DiGiovine (Previously filed as Exhibit 10.03 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.17*  Senior  Management  Stock Option  Agreement,  dated April 30, 1997,   --
        between the Company and Robert P. DiGiovine. (Previously filed as Exhibit 10.09 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.18*  Promissory Note,  dated January  17, 1995,  between the Company and   --
        John T. Borthwick (Previously filed as Exhibit 10.73 to the Company's 1995 Form 10-KSB incorporated herein by reference.)

10.19*  Stock  Option  Agreement,  dated  November  21,  1995,  between the   --
        Company and Laurence F. Lane (Previously  filed as Exhibit 10.51 to
        the  Company's  1996  Form  10-KSB  and   incorporated   herein  by
        reference.)

10.30   Loan  Agreement,  dated July 15, 1993,  between the Company and PNC   --
        Bank   (Previously   filed  as  Exhibit   10.40  to  the  Company's
        Registration Statement and incorporated herein by reference.)

10.31   Commitment  Letter,  dated June 17,  1993,  to the Company from PNC   --
        Bank relative to line of credit (Previously filed as Exhibit 10.41 to the Company's Registration Statement and incorporated herein by reference.)

10.32   Promissory  Note, dated July 15, 1993, from the Company to PNC Bank   --
        (Previously filed as Exhibit 10.42 to the Company's Registration Statement and incorporated herein by reference.)

10.33   Commercial  Security  Agreement,  dated July 15, 1993,  between the   --
        Company  and PNC Bank  (Previously  filed as  Exhibit  10.43 to the
        Company's   Registration   Statement  and  incorporated  herein  by
        reference.)

10.34   Assignment  of Trademarks  from the Company in connection  with the   --
        PNC  Bank  financing  (Previously  filed  as  Exhibit  10.44 to the
        Company's   Registration   Statement  and  incorporated  herein  by
        reference.)

10.35   Trademark  Security  Agreement  between  the  Company  and PNC Bank   --
        (Previously filed as Exhibit 10.45 to the Company's Registration Statement and incorporated herein by reference.)

10.36   Assignment of Patents from the Company in  connection  with the PNC   --
        Bank financing (Previously filed as Exhibit 10.46 to the Company's Registration Statement and incorporated herein by reference.)

10.37   Patent  Security   Agreement  between  the  Company  and  PNC  Bank   --
        (Previously filed as Exhibit 10.47 to the Company's Registration Statement and incorporated herein by reference.)

10.38   Financing  Statement executed July 15, 1993 between the Company and   --
        PNC Bank (Previously filed as Exhibit 10.48 to the Company's Registration Statement and incorporated herein by reference.)

10.39   Agreement to Provide  Insurance,  dated July 15, 1993,  between the   --
        Company  and PNC Bank  (Previously  filed as  Exhibit  10.49 to the
        Company's   Registration   Statement  and  incorporated  herein  by
        reference.)

10.40   Patent  Assignment,  dated  April  22,  1994,  from PNC Bank to the   --
        Company (Previously filed as Exhibit 10.91 to the Company's Registration Statement and incorporated herein by reference.)

10.41   Rider to the  Security  Agreement - Patents,  dated April 27, 1994,   --
        between the Company and PNC Bank (Previously filed as Exhibit 10.92 to the Company's Registration Statement and incorporated herein by reference.)

10.42   Changes  in Terms  Agreement,  dated  June 27,  1994,  between  the   --
        Company and PNC Bank. (Previously filed as Exhibit 10.52 to the Company's 1995 Form 10-KSB incorporated herein by reference.)

10.43   Changes in Terms Agreement, dated July 7, 1995, between the Company   --
        and PNC Bank  (Previously  filed as Exhibit  10.28 to the Company's
        1996 Form 10-KSB incorporated herein by reference.)

10.44   Lease Agreement,  dated July 1, 1997, between the Company and Cross   --
        Creek Pointe.

10.45   Lease Agreement,  dated September 1, 1993,  between the Company and   --
        Mariotti Building Products (Previously filed as Exhibit 10.51 to the Company's Registration Statement and incorporated herein by reference.)

10.46   License  Agreement,  dated June 24,  1994,  between the Company and   --
        P.T. Tempo Scan Pacific (Previously filed as Exhibit 1 to the Company's Form 8-K dated June 24, 1994 and incorporated herein by reference.)

10.47   License  Agreement,  dated May 10,  1995,  between  the Company and   --
        Trans CanaDerm, Inc. (Previously filed as Exhibit 10.03 to the Company's Form 10-QSB filed on June 30, 1995 and incorporated herein by reference.)

10.48   License Agreement,  dated October 31, 1996, between the Company and   --
        Gamida-MedEquip Ltd. (Previously filed as Exhibit 10.33 to the Company's 1997 Form 10-KSB and incorporated herein by reference.)

10.49   License  Agreement,  dated May 1, 1995,  between  the  Company  and   --
        Canadian Medical Supply, Inc. (Previously filed as Exhibit 10.04 to the Company's Form 10-QSB filed on June 30, 1995 and incorporated herein by reference.)

10.50   Distribution  Agreement,  dated April 8, 1995,  between the Company   --
        and Inter-Health, Inc. Previously filed as Exhibit 10.02 to the Company's Form 10-QSB filed on June 30, 1995 and incorporated herein by reference.)

10.51   Distribution Agreement, dated January 29, 1996, between the Company   --
        and Manta Medical (Previously filed as Exhibit 10.36 to the Company's 1996 Form 10-KSB and incorporated herein by reference.)

10.52   Private Label  Agreement,  dated  September  29, 1997,  between the   --
        Company and Innovative  Technologies Limited.  (Previously filed as
        Exhibit  10.02 to the  Company's  Form 10-QSB filed on November 10,
        1997.)

10.53** Product  Development and  Manufacturing  Agreement,  dated November   --
        11, 1997, between the Company and Innovative Technologies Limited.

10.54   Generic Products  Agreement,  dated September 29, 1997, between the   --
        Company and Innovative  Technologies  Limited  (Previously filed as
        Exhibit  10.01 to the  Company's  Form 10-QSB filed on November 10,
        1997.)

10.55   Asset Purchase Agreement,  dated June 21, 1996, between the Company   --
        and Morgan Paris, Inc. (Previously filed as Exhibit 10.01 to the Company's Form 8-K filed on June 27, 1996.)

10.56   Settlement  Agreement  and Mutual  Release,  dated  June 21,  1996,   --
        between the Company and Morgan Paris, Inc. (Previously filed as Exhibit 10.02 to the Company's Form 8-K filed on June 27, 1996.)

10.57   Agreement and Release,  dated May 29, 1997, between the Company and   --
        Gary L. Borthwick  (Previously filed as Exhibit 10 to the Company's
        Form 8-K filed on July 1, 1997.)

10.58   Consulting Agreement, dated March 14, 1994, between the Company and   --
        Mary G. Clark (Previously filed as Exhibit 10.80 to the Company's Registration Statement and incorporated herein by reference.)

10.59   Agreement and Release, dated December 23, 1996, between the Company   --
        and Donald F. McHale (Previously filed as Exhibit 10.01 to the Company's Form 8-K filed on January 6, 1997.)

10.60*  Company's  401(k)  Plan,  dated June 30, 1995 (Previously  filed as   --
        Exhibit 10.56 to the Company's 1996 Form 10-KSB and incorporated herein by reference.)

27      Financial Data Schedule
--------------------
*       Management contract or compensatory plan.

** The Company has requested confidential treatment of certain provisions contained in Exhibit 10.53. The copy filed as an exhibit omits the information subject to the confidentiality request.

(b)  Reports on Form 8-K

          A current report on Form 8-K was filed on November 24, 1997 relative to the Company's private placement of securities.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DERMA SCIENCES, INC.



March 27, 1998                               By:   /s/ Edward J. Quilty
                                                   ---------------------
                                                   Edward J. Quilty
                                                   Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

         Signatures:                              Title:

    /s/ Edward J. Quilty            Chairman of the Board (Principal
---------------------------         Executive Officer)
Edward J. Quilty

    /s/ Stephen T. Wills            Vice President and Chief Financial Officer
--------------------------          (Principal Financial and Accounting Officer)
Stephen T. Wills

    /s/ Mary G. Clark               Director
--------------------------
Mary G. Clark

    /s/ John T. Borthwick           Director
--------------------------
John T. Borthwick

    /s/ Laurence F. Lane            Director
--------------------------
Laurence F. Lane

    /s/ Timothy J. Patrick          Director
--------------------------
Timothy J. Patrick