Form 10QSB
period 1998-03-31
DERMA SCIENCES INC
filed 1998-05-14
CIK 892160

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 --------------


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended                             March 31, 1998
         Commission File Number                        1-31070


                              DERMA SCIENCES, INC.
        (Exact name of small business issuer as specified in its Charter)

     Pennsylvania                                             23-2328753
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

                                         Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date:  March 31, 1998             Class:  Common Stock, par value $.01 per share
Shares Outstanding:  4,567,632



================================================================================

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                 Page

Part I - Financial Information

     Item 1.  Condensed Financial Statements

          Balance Sheet - March 31, 1998 ...................................   2

          Statements of Operations - Three months ended March 31, 1997
             and March 31, 1998 ............................................   3

          Statements of Cash Flows - Three months ended March 31, 1997
             and March 31, 1998 ............................................   4

          Notes to Condensed Financial Statements ..........................   5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................   6

Part II - Other Information

     Item 1.  Legal Proceedings ............................................   9

     Item 2.  Changes in Securities and Use of Proceeds ....................   9

     Item 6.  Exhibits and Reports on Form 8-K .............................   9

                              DERMA SCIENCES, INC.
                                  BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents ....................................  $ 1,530,412
   Accounts receivable, net .....................................      523,924
   Inventory ....................................................      856,906
   Prepaid expenses and other current assets ....................      390,585
                                                                   ------------
      Total Current Assets ......................................    3,301,827

PROPERTY AND EQUIPMENT, NET .....................................      134,440

OTHER ASSETS, NET ...............................................      516,377
                                                                   ------------

           Total Assets .........................................  $ 3,952,644
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank line of credit ..........................................  $   689,000
   Accounts payable .............................................      540,663
   Accrued expenses and other current liabilities ...............      510,911
                                                                   ------------
      Total Current Liabilities .................................    1,740,574
                                                                   ------------

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 15,000,000 shares,
      issued and outstanding 4,567,632 shares ...................       45,676
   Convertible preferred stock, $.01 par value, authorized 1,750,000
      shares, issued and outstanding 1,750,000 shares ...........       17,500
   Additional paid-in capital ...................................    6,170,250
   Accumulated deficit ..........................................   (4,021,356)
                                                                   ------------
      Total Shareholders' Equity ................................    2,212,070
                                                                   ------------

           Total Liabilities and Shareholders' Equity ...........  $ 3,952,644
                                                                   ============

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                    March 31,
                                           ---------------------------
                                                1997         1998
                                           ------------   ------------

NET SALES ..............................   $   751,733    $ 1,749,546

COST OF SALES ..........................       183,855        243,862
                                           ------------   ------------

GROSS PROFIT ...........................       567,878      1,505,684
                                           ------------   ------------

OPERATING EXPENSES
     Product development ...............       196,588        180,127
     Selling, general and administrative       750,839      1,275,729
                                           ------------   ------------
          Total Operating Expenses .....       947,427      1,455,856
                                           ------------   ------------

INCOME (LOSS) FROM OPERATIONS ..........      (379,549)        49,828
                                           ------------   ------------

OTHER INCOME (EXPENSE)
     Interest income ...................        29,684         24,374
     Interest expense ..................       (16,492)       (14,705)
                                           ------------   ------------
          Total Other Income ...........        13,192          9,669
                                           ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ......      (366,357)        59,497
     Income taxes ......................             0              0
                                           ------------   ------------

NET INCOME (LOSS) ......................   $  (366,357)   $    59,497
                                           ============   ============

NET INCOME (LOSS) PER COMMON SHARE -
    BASIC AND DILUTED ..................   $     (0.09)   $      0.01
                                           ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING ...................     4,067,632      4,567,632
                                           ============   ============

See accompanying notes.

                               DERMA SCIENCES, INC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                              ---------------------------
                                                                  1997           1998
                                                              ------------   ------------
OPERATING ACTIVITIES
   Net Income (Loss) ......................................   $  (366,357)   $    59,497
   Adjustments to Reconcile Net Income (Loss) to Net Cash
       Used in Operating Activities:
          Depreciation and amortization ...................        54,231         54,345
          Medicaid rebate adjustment ......................             0       (150,000)
          Changes in operating assets and liabilities
             Accounts receivable ..........................       468,155        (36,517)
             Inventory ....................................        32,639        (82,234)
             Prepaid expenses and other current assets ....        (7,541)      (156,051)
             Other assets .................................        (2,000)             0
             Accounts payable .............................       (96,277)      (230,090)
             Accrued expenses and other current liabilities      (215,087)      (237,970)
                                                              ------------   ------------
                Net Cash Used in Operating Activities .....      (132,237)      (779,020)
                                                              ------------   ------------

INVESTING ACTIVITIES
   Increase in short-term investments .....................       (24,661)             0
   Purchases of property and equipment, net ...............        (8,028)        (3,828)
   Increase in patents and trademarks .....................        (4,741)             0
                                                              ------------   ------------
      Net Cash Used in Investing Activities ...............       (37,430)        (3,828)
                                                              ------------   ------------

FINANCING ACTIVITIES
   Net change in bank line of credit ......................       130,000        139,367
   Collection of officers' notes receivable ...............       110,841              0
                                                              ------------   ------------
      Net Cash Provided by Financing Activities ...........       240,841        139,367
                                                              ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS .....................................        71,174       (643,481)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD ............................................        60,208      2,173,893
                                                              ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................   $   131,382    $ 1,530,412
                                                              ============   ============

See accompanying notes.

                              DERMA SCIENCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

Derma Sciences, Inc. (the "Company") is engaged in the development, marketing and sale of proprietary sprays, ointments and dressings for the management of certain chronic non-healing skin ulcerations such as pressure and venous ulcers, surgical incisions and burns. The Company markets its products principally through independent distributors, mainly to healthcare agencies throughout the United States. In addition, the Company's products are available in selected markets throughout the world through strategic alliances with local companies.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

As of December 31, 1997 the Company had a net operating loss carryforward of approximately $3,240,000 expiring in years 2011 and 2016. Accordingly, no provision for income taxes has been included in the accompanying financial statements.

NOTE 4 - CONTINGENCY

ABS Life Sciences, Inc. has instituted litigation against the Company. For further information relative to the ABS litigation, please refer to Form 10-KSB filed by the Company on March 31, 1998.

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

Net Sales and Gross Profit

Net sales for the first quarter, 1998 increased $997,813, or 133%, to $1,749,546 from $751,733 in the first quarter, 1997. The increase in net sales is attributable primarily to the restructuring of the Company's product distribution system, including the institution of a direct sales force during 1997 and price increases during the third quarter of 1997 and first quarter of 1998.

The  Company  introduced  new  product  lines  during the first  quarter of 1998
consisting  of  Alginate  Dressings   (NutraStat  and  DermaStat)   Hydrocolloid
Dressings (NutraCol and DermaCol) and Film Dressings (DermaFilm and DermaSite).

Medicaid rebates incurred by the Company are reflected as a reduction to sales. The quarter ended March 31, 1998 included Medicaid rebate adjustments which resulted in an increase to sales of $150,000.

Cost of sales, expressed as a percentage of net sales, decreased from 25% in the first quarter, 1997 to 14% in the first quarter, 1998. This decrease is attributable primarily to the increase in net sales resulting from price increases and the adjustment of Medicaid rebates as discussed above. Aggregate cost of sales increased $60,007, or 33%, to $243,862 in the first quarter, 1998 from $183,855 in the first quarter, 1997. The increase in aggregate cost of sales is attributable to the increase in net sales discussed above.

Gross profit, expressed as a percentage of net sales, increased from 76% in the first quarter, 1997 to 86% in the first quarter, 1998. Aggregate gross profit increased $937,806, or 165%, to $1,505,684 in the first quarter, 1998 from $567,878 in the first quarter, 1997. The increase in the gross profit percentage is attributable to the price increases and Medicaid rebate adjustments as discussed above. The increase in the aggregate gross profit is attributable to the sales increases, discussed above.

Operating Expenses

Operating expenses increased $508,429, or 54%, from $947,427 in the first quarter, 1997 to $1,455,856 in the first quarter, 1998. This increase represents the net effect of the increase in selling, general and administrative expense and the decrease in product development expense discussed below.

Product development expense for the first quarter, 1998 decreased $16,461, or 8%, to $180,127 from $196,588 in the first quarter, 1997. This decrease is attributable to a decrease in product development staffing.

Selling, general and administrative expense for the first quarter, 1998 increased $524,890, or 70%, to $1,275,729 in the first quarter, 1998 from $750,839 in the first quarter, 1997. The aggregate increase is primarily attributable to costs associated with the institution of a direct sales force including increases in wages and benefits, travel and entertainment expenses and product pricing and sales growth incentives.

Aggregate wages and benefits expense increased $120,810 to $372,430 for the first quarter, 1998 from $251,620 for the first quarter, 1997. These increases are attributable to compensation incident to the hiring of marketing and sales personnel.

Aggregate travel and entertainment expense increased $91,093 to $138,492 for the first quarter, 1998 from $47,399 for the first quarter, 1997. These increases are primarily attributable to the institution of a direct sales force as discussed above.

During 1997, the Company restructured the method of compensating its wholesalers and distributors replacing sales commissions to master distributors with various product pricing and sales growth incentives. Incentive expense for the first quarter, 1998 expressed as a percentage of sales increased to 19% from 13% in the first quarter, 1997. Aggregate incentive expense increased $231,320 to $330,647 for the first quarter, 1998 from $99,327 for the first quarter, 1997.

Income (Loss) from Operations

The Company generated income from operations for the first quarter, 1998 in the amount of $49,828 compared to a loss from operations of $379,549 for the first quarter, 1997. This income from operations is attributable to the increase in net sales discussed above under "Net Sales and Gross Profit."

Net Income (Loss)

The Company generated net income of $59,497, or $0.01 per share, for the first quarter, 1998 compared to a loss of $366,357, or $0.09 per share, for the first quarter, 1997. The net income for the first quarter, 1998 is attributable to the factors discussed above under "Income (Loss) from Operations."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments at March 31, 1998 decreased $512,802, or 25%, to $1,530,412 from $2,043,214 at March 31,
1997. The Company's  working  capital at March 31, 1998 decreased  $379,566,  or

20%, to $1,561,253 from $1,940,819 at March 31, 1997. The Company utilized its short-term investments in operations during 1997 to fund the Company's losses and to reduce the outstanding balance on the bank line of credit by $241,000.

In November, 1997 the Company issued convertible securities and received $1,571,211 net of issuance costs. Please refer to Form 10-KSB filed by the Company on March 31, 1998 and "Part II - Other Information, Item 2. Changes in Securities and Use of Proceeds" herein.

The Company has a bank line-of-credit, secured by accounts receivable, inventory and the Company's United States patent and trademarks, whose balance at March 31, 1998 was $689,000. This line-of-credit is renewable (payable in full) May 31, 1998. The Company believes that it will be able either to secure renewal of its current credit line or secure credit upon comparable terms with another financial institution.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by Item 103 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 31, 1998, is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 13, 1994, the Company consummated an initial public offering of 900,000 shares of its $.01 par value common stock and received net proceeds of $3,221,273. On November 19, 1997 the Company closed on an offering of convertible securities and received net proceeds of $1,571,211. The proceeds have been used for the following purposes: repayment of indebtedness ($470,000), working capital ($2,226,734), professional services relative to a merger ($300,000) and acquisition of Morgan Paris, Inc., a former master distributor of the Company ($285,000). The remainder of the proceeds, $1,510,750, are invested in short-term investment grade commercial paper and Money Market funds. For more information relative to the use of proceeds please refer to the Company's Form SR as filed with the U. S. Securities and Exchange Commission on August 21, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS. With the exception of the following, all exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 31, 1998 are incorporated herein by reference.

      Item          Description
      ----          -----------
      27            Financial Data Schedule (filed electronically with the U. S.
                    Securities and Exchange Commission only)

(B) REPORTS ON FORM 8-K. On February 12, 1998, February 19, 1998 and April 16, 1998 the Company filed current reports on Form 8-K relative to fourth quarter 1997 results of operations and the appointments of Timothy J. Patrick and Srini Conjeevaram to the Board of Directors, respectively.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DERMA SCIENCES, INC.



Dated:  May 14, 1998                              By:  /s/ Stephen T. Wills
                                                      ----------------------
                                                      Stephen T. Wills, CPA, MST
                                                      Chief Financial Officer