Form 10QSB
period 1998-06-30
DERMA SCIENCES INC
filed 1998-08-14
CIK 892160

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


                   For Quarter Ended            June 30, 1998
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

                       Yes [X]               No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date:  June 30, 1998              Class:  Common Stock, par value $.01 per share
                                  Shares Outstanding:  4,570,456


================================================================================

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                 Page

Part I - Financial Information

     Item 1.  Condensed Financial Statements

          Balance Sheet - June 30, 1998 ...................................    2

          Statements of Operations - Three months ended June 30, 1998
             and June 30, 1997 ............................................    3

         Statements of Operations - Six months ended June 30, 1998
             and June 30, 1997 ............................................    4

          Statements of Cash Flows - Six months ended June 30, 1998
             and June 30, 1997 ............................................    5

          Notes to Condensed Financial Statements .........................    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................    7

Part II - Other Information

     Item 1.  Legal Proceedings ...........................................   14

     Item 2.  Changes in Securities and Use of Proceeds ...................   14

     Item 6.  Exhibits and Reports on Form 8-K ............................   14

                              DERMA SCIENCES, INC.
                                  BALANCE SHEET
                                  June 30, 1998
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents .....................................  $ 1,627,402
   Accounts receivable, net ......................................      712,499
   Securities subscription receivable ............................    3,515,000
   Inventory .....................................................      587,772
   Prepaid expenses and other current assets .....................      323,886
                                                                    ------------
      Total Current Assets .......................................    6,766,559

PROPERTY AND EQUIPMENT, NET ......................................      122,557

OTHER ASSETS,NET .................................................      403,686
                                                                    ------------

     Total Assets ................................................  $ 7,292,802
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank line of credit ...........................................  $   689,000
   Accounts payable ..............................................      562,175
   Accrued expenses and other current liabilities ................      670,207
                                                                    ------------
      Total Current Liabilities ..................................    1,921,382
                                                                    ------------


SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 15,000,000 shares,
      issued and outstanding 4,570,456 shares ....................       45,705
   Convertible preferred stock, $.01 par value, authorized
      5,083,333 shares, issued and outstanding 5,070,833 .........       50,708
   Additional paid-in capital ....................................   10,072,683
   Accumulated deficit ...........................................   (4,797,676)
                                                                    ------------
      Total Shareholders' Equity .................................    5,371,420
                                                                    ------------

           Total Liabilities and Shareholders' Equity ............  $ 7,292,802
                                                                    ============

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended
                                                  June 30,
                                         --------------------------
                                             1998           1997
                                         ------------   ------------

NET SALES ............................   $ 1,917,163    $   796,246

COST OF SALES ........................       196,739        225,852
                                         ------------   ------------

GROSS PROFIT .........................     1,720,424        570,394
                                         ------------   ------------

OPERATING EXPENSES
   Product development ...............       205,486         33,521
   Selling, general and administrative     1,474,405      1,645,710
                                         ------------   ------------
       Total Operating Expenses ......     1,679,891      1,679,231
                                         ------------   ------------

INCOME (LOSS) FROM OPERATIONS ........        40,533     (1,108,837)
                                         ------------   ------------

OTHER  INCOME (EXPENSE)
   Interest income ...................        18,113          1,728
   Interest expense ..................       (15,613)       (10,926)
   Litigation settlement .............      (819,353)             0
                                         ------------   ------------
       Total Other Income (Expense) ..      (816,853)        (9,198)
                                         ------------   ------------

LOSS BEFORE INCOME TAXES .............      (776,320)    (1,118,035)
   Income taxes ......................             0              0
                                         ------------   ------------

NET LOSS .............................   ($  776,320)   ($1,118,035)
                                         ============   ============

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED .................   ($     0.17)   ($     0.27)
                                         ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING ................     4,572,740      4,067,632
                                         ============   ============

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Six Months Ended
                                                   June 30,
                                         ---------------------------

                                             1998            1997
                                         ------------   ------------

NET SALES ............................   $ 3,666,709    $ 1,547,979

COST OF SALES ........................       440,601        409,707
                                         ------------   ------------

GROSS PROFIT .........................     3,226,108      1,138,272
                                         ------------   ------------

OPERATING EXPENSES
   Product development ...............       385,613        230,109
   Selling, general and administrative     2,750,134      2,396,549
                                         ------------   ------------
       Total Operating Expenses ......     3,135,747      2,626,658
                                         ------------   ------------

INCOME (LOSS) FROM OPERATIONS ........        90,361     (1,488,386)
                                         ------------   ------------

OTHER  INCOME (EXPENSE)
   Interest income ...................        42,487         31,412
   Interest expense ..................       (30,318)       (27,418)
   Litigation settlement .............      (819,353)             0
                                         ------------   ------------
       Total Other Income (Expense) ..      (807,184)         3,994
                                         ------------   ------------

LOSS BEFORE INCOME TAXES .............      (716,823)    (1,484,392)
   Income taxes ......................             0              0
                                         ------------   ------------

NET LOSS .............................   ($  716,823)   ($1,484,392)
                                         ============   ============

NET  LOSS PER COMMON SHARE -
   BASIC AND DILUTED .................   ($     0.16)   ($     0.36)
                                         ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING ................     4,570,186      4,067,632
                                         ============   ============

See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                 ---------------------------
                                                                     1998           1997
                                                                 ------------   ------------
OPERATING ACTIVITIES
   Net Loss ..................................................   ($  716,823)   ($1,484,392)
   Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities
       Depreciation and amortization .........................       108,690         98,464
       Medicaid rebate adjustment ............................      (300,000)             0
       Provision for bad debts ...............................             0        166,477
       Changes in operating assets and liabilities:
         Accounts receivable .................................      (225,092)       354,525
         Inventory ...........................................       186,900         58,562
         Prepaid expenses and other current assets ...........       (89,352)       (25,413)
         Other assets ........................................        52,996        (52,517)
         Accounts payable ....................................      (208,578)      (113,834)
         Accrued expenses and other current liabilities ......        71,326       (102,753)
                                                                 ------------   ------------
           Net Cash Used in Operating Activities .............    (1,119,933)    (1,100,881)
                                                                 ------------   ------------

INVESTING ACTIVITIES
       Decrease in short-term investments ....................             0      1,049,242
       Purchases of property and equipment, net ..............        (5,925)       (74,176)
                                                                 ------------   ------------
           Net Cash Provided by (Used in) Investing Activities        (5,925)       975,066
                                                                 ------------   ------------

FINANCING ACTIVITIES
       Net change in bank line of credit .....................       139,367        (11,000)
       Proceeds from issuance of convertible
          securities, net of issuance costs ..................       440,000              0
       Collection of officers' notes receivable ..............             0        221,569
                                                                 ------------   ------------
           Net Cash Provided by Financing Activities .........       579,367        210,569
                                                                 ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ........................................      (546,491)        84,754

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD .................................................     2,173,893         60,208
                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................   $ 1,627,402    $   144,962
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

Net Sales and Gross Profit

Net sales for the second quarter, 1998 increased $1,120,917, or 141%, to $1,917,163 from $796,246 in the second quarter, 1997. The increase in net sales is attributable primarily to the restructuring of the Company's product distribution system, including the institution of a direct sales force during 1997 and price increases during the third quarter of 1997 and first quarter of 1998.

The Company introduced new product lines during the first quarter of 1998 consisting of Alginate Dressings (NutraStat and DermaStat), Hydrocolloid Dressings (NutraCol and DermaCol) and Film Dressings (DermaFilm and DermaSite). New product sales were not a material revenue producing factor in the second quarter of 1998.

Medicaid rebates incurred by the Company are reflected as a reduction to sales. The quarter ended June 30, 1998 included Medicaid rebate adjustments which resulted in a net increase to sales of $85,000.

Cost of sales, expressed as a percentage of net sales, decreased from 28% in the second quarter, 1997 to 10% in the second quarter, 1998. This decrease is attributable primarily to the increase in net sales resulting from price increases and the adjustment of Medicaid rebates as discussed above. Aggregate cost of sales decreased $29,113, or 13%, to $196,739 in the second quarter, 1998 from $225,852 in the second quarter, 1997. The decrease in aggregate cost of sales is attributable to the increase in net sales in certain product lines which have a relatively high gross margin.

Gross profit, expressed as a percentage of net sales, increased from 72% in the second quarter, 1997 to 90% in the second quarter, 1998. Aggregate gross profit increased $1,150,030, or 202%, to $1,720,424 in the second quarter, 1998 from $570,394 in the second quarter, 1997. The increase in the gross profit percentage is attributable to the price increases and Medicaid rebate adjustments as discussed above. The increase in the aggregate gross profit is attributable to the sales increases, discussed above.

Operating Expenses

Operating expenses increased nominally, from $1,679,231 in the second quarter, 1997 to $1,679,891 in the second quarter, 1998. This increase represents the net effect of a decrease in selling, general and administrative expense and an increase in product development expense discussed below.

Product development expense for the second quarter, 1998 increased $171,965 to $205,486 from $33,521 in the second quarter, 1997. This increase is attributable to licensing fees incurred on new product lines discussed above, expenses incurred related to clinical studies and increases to salaries, employee benefits and rent expense.

Selling, general and administrative expense for the second quarter, 1998 decreased $171,305, or 10%, to $1,474,405 in the second quarter, 1998 from $1,645,710 in the second quarter, 1997. The primary factors contributing to the change in selling, general and administrative expense for the second quarter, 1998 compared to the second quarter, 1997 are explained below.

Aggregate wages and benefits expense increased $166,793 to $772,475 for the second quarter, 1998 from $605,682 for the second quarter, 1997. These increases are attributable to compensation incident to the hiring of marketing and sales personnel.

During 1997, the Company restructured the method of compensating its wholesalers and distributors replacing sales commissions to master distributors with various product pricing and sales growth incentives. Incentive expense for the second quarter, 1998 expressed as a percentage of sales increased to 22% from 11% in the second quarter, 1997. Aggregate incentive expense increased $332,557 to $418,409 for the second quarter, 1998 from $85,852 for the second quarter, 1997.

Aggregate bad debt expense decreased $140,582 during the second quarter, 1998 compared to the second quarter, 1997.

Recruiting fees of $83,000 were incurred in the second quarter, 1997 in connection with the hiring of marketing and sales personnel. No comparable costs were incurred in the second quarter, 1998.

Income (Loss)  from Operations

The Company generated income from operations for the second quarter, 1998 in the amount of $40,533 compared to a loss from operations of $1,108,837 for the second quarter, 1997. This income from operations is attributable to the increase in net sales discussed above under "Net Sales and Gross Profit."

Litigation Settlement

On June 8, 1998 the Company and ABS LifeSciences, Inc. ("ABS"), a subsidiary of Integra Life Sciences, Inc., agreed to a settlement of their respective claims and counter claims asserted in the civil action ABS LifeSciences, Inc. v. Derma

Sciences, Inc. (the "Action"). The settlement provided that the Company pay ABS a total of $550,000 and return all unsold Chronicure inventory. The settlement further provides for the dismissal of all claims and counter claims asserted in the action. The settlement resulted in a charge to operations of $819,353 in the quarter ended June 30, 1998.

Net Loss

The Company generated a net loss of $776,320, or $0.17 per share, for the second quarter, 1998 compared to a loss of $1,118,035, or $0.27 per share, for the second quarter, 1997. The net loss for the second quarter, 1998 is attributable to the factors discussed above under "Income (Loss) from Operations" and the "Litigation Settlement" charge to operations of $819,353.

Other Events

On May 12, 1998, the Company announced the execution of a nonbinding letter of intent to acquire Genetic Laboratories Wound Care, Inc. ("GLWC"). The acquisition would be accomplished by the merger of a newly formed, wholly owned subsidiary of the Company into GLWC. GLWC markets proprietary wound care products; primarily wound closure strips, specialty fastners, and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives. GLWC shareholders would receive 0.7 shares of the Company's common stock for each share GLWC common stock owned. The Boards of Directors of the Company and GLWC approved the acquisition on June 26, 1998. The acquisition is conditioned upon approval of the acquisition by majority vote of the shareholders of the Company and GLWC; such meetings are presently scheduled to be held on September 9, 1998.

On July 14, 1998, the Company announced the execution of a nonbinding letter of intent to acquire Sunshine Products, Inc. ("Sunshine") whereby Sunshine would be acquired by a wholly owned subsidiary of the Company. Sunshine shareholders would receive $1.2 million in cash for its issued and outstanding capital stock. Sunshine, a private closely-held corporation, is a manufacturer of general purpose and specialized skincare products for hospitals, nursing homes and other institutional facilities. Closing of the acquisition is subject to execution of a definitive purchase contract, completion of due diligence, approvals of the boards of directors and shareholders of both companies and certain other conditions.

Further, on July 14, 1998 the Company announced that it closed its private placement of Convertible Securities effective June 30, 1998 in which an aggregate of $4 million was raised. Terms of the Securities require that upon approval of the Company's shareholders of a new class of Series B Convertible Preferred Shares ("Preferred Stock"), the Securities will automatically convert into units ("Unit(s)"), as hereafter defined, at the rate of $1.20 per Unit. Each Unit will consist of one share of Preferred Stock convertible into one share of Common Stock and one warrant ("Warrant(s)") to purchase one share of Common Stock exercisable at $1.35 per share. As of June 30, 1998, $440,000 had been received net of issuance costs, the remaining $3,515,000, reflected on the Company's Balance Sheet as a securities subscription receivable, was received in July 1998.

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

Net Sales and Gross Profit

Net sales for the six months ended June 30, 1998 increased $2,118,730, or 137%, to $3,666,709 from $1,547,979 in the six months ended June 30, 1997. The increase in net sales is attributable primarily to the restructuring of the Company's product distribution system, including the institution of a direct sales force during 1997 and price increases during the third quarter of 1997 and first quarter of 1998.

The Company introduced new product lines during the first quarter of 1998 consisting of Alginate Dressings (NutraStat and DermaStat), Hydrocolloid Dressings (NutraCol and DermaCol) and Film Dressings (DermaFilm and DermaSite). New product sales were not a material revenue producing factor in the six months ended June 30, 1998.

Medicaid rebates incurred by the Company are reflected as a reduction to sales. The six months ended June 30, 1998 included Medicaid rebate adjustments which resulted in a net increase to sales of $170,000.

Cost of sales, expressed as a percentage of net sales, decreased from 26% in the six months ended June 30, 1997 to 12% in the six months ended June 30, 1998. This decrease is attributable primarily to the increase in net sales resulting from price increases and the adjustment of Medicaid rebates as discussed above. Aggregate cost of sales increased $30,894, to $440,601 in the six months ended June 30, 1998 from $409,707 in the six months ended June 30, 1997. The increase in aggregate cost of sales is attributable to the increase in net sales discussed above.

Gross profit, expressed as a percentage of net sales, increased from 74% in the six months ended June 30, 1997 to 88% in the six months ended June 30, 1998. Aggregate gross profit increased $2,087,836, or 183%, to $3,226,108 in the six months ended June 30, 1998 from $1,138,272 in the six months ended June 30, 1997. The increase in the gross profit percentage is attributable to the price increases and Medicaid rebate adjustments as discussed above. The increase in the aggregate gross profit is attributable to the sales increases, discussed above.

Operating Expenses

Operating expenses increased $509,089, or 19%, from $2,626,658 in the six months ended June 30, 1997 to $3,135,747 in the six months ended June 30, 1998. This increase is attributable to the increases in both product development expense and selling, general and administrative expense discussed below.

Product development expense for the six months ended June 30, 1998 increased $155,504, or 68%, to $385,613 from $230,109 in the six months ended June 30,
1997. This increase is attributable to licensing fees incurred on new product lines discussed above, expenses incurred related to clinical studies and increases to salaries, employee benefits and rent expense.

Selling, general and administrative expense for the six months ended June 30, 1998 increased $353,585, or 15%, to $2,750,134 in the six months ended June 30, 1998 from $2,396,549 in the six months ended June 30, 1997. The aggregate increase is primarily attributable to costs associated with the institution of a direct sales force including increases in wages, benefits, travel and entertainment expenses and product pricing and sales growth incentives offset by a decrease in bad debt expense and recruiting fees.

Aggregate wages and benefits expense increased $82,983 to $688,665 for the six months ended June 30, 1998 from $605,682 for the six months ended June 30, 1997. These increases are attributable to compensation incident to the hiring of marketing and sales personnel.

Aggregate travel and entertainment expense increased $79,771 to $293,376 for the six months ended June 30, 1998 from $213,605 for the six months ended June 30, 1997. These increases are primarily attributable to the institution of a direct sales force as discussed above.

During 1997, the Company restructured the method of compensating its wholesalers and distributors replacing sales commissions to master distributors with various product pricing and sales growth incentives. Incentive expense for the six months ended June 30, 1998 expressed as a percentage of sales increased to 21% from 13% in the six months ended June 30, 1997. Aggregate incentive expense increased $553,877 to $749,056 for the six months ended June 30, 1998 from $195,179 for the six months ended June 30, 1997.

Aggregate bad debt expense decreased $166,477 during the six months ended June 30 , 1998 compared to the six months ended June 30, 1997.

Recruiting fees of $83,000 were incurred in the six months ended June 30, 1997 in connection with the hiring of marketing and sales personnel. No comparable costs were incurred in the six months ended June 30, 1998.

Income (Loss) from Operations

The Company generated income from operations for the six months ended June 30, 1998 in the amount of $90,361 compared to a loss from operations of $1,488,386 for the six months ended June 30, 1997. This income from operations is attributable to the increase in net sales discussed above under "Net Sales and Gross Profit."

Litigation Settlement

Please refer to "Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997."

Net Loss

The Company generated a net loss of $716,823, or $0.16 per share, for the six months ended June 30, 1998 compared to a loss of $1,484,392, or $0.36 per share, for the six months ended June 30, 1997. The net loss for the six months ended June 30, 1998 is attributable to the factors discussed above under "Income (Loss ) from Operations" and the "Litigation Settlement" charge to operations of $819,353.

Other Events

Please refer to "Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments at June 30, 1998 increased $644,511, or 66%, to $1,627,402 from $982,891 at June 30, 1997. The
Company's working capital at June 30, 1998 increased $4,006,058 to $4,845,177 from $839,119 at June 30, 1997. The increase is primarily due to private financings discussed below. The Company utilized its short-term investments in operations during 1997 to fund the Company's losses and to reduce the outstanding balance on the bank line of credit by $100,000.

In November, 1997 the Company issued convertible securities and received $1,571,211 net of issuance costs. Please refer to Form 10-KSB filed by the Company on March 31, 1998 and "Part II - Other Information, Item 2. Changes in Securities and Use of Proceeds."

The Company issued convertible securities in June 1998 which resulted in the Company receiving $440,000 net of issuance costs. At June 30, 1998 the Company had a securities subscription receivable of $3,515,000, which was received in July 1998.

The Company has a bank line-of-credit, secured by accounts receivable, inventory and the Company's United States patent and trademarks, whose balance at June 30, 1998 was $689,000. This line-of-credit is renewable (payable in full) August 31, 1998. The Company believes that it will be able either to secure renewal of its current credit line or secure credit upon comparable terms with another financial institution.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by Item 103 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB and on Form 8-K on March 31, 1998 and on June 10, 1998, respectively, is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 13, 1994, the Company consummated an initial public offering of 900,000 shares of its $.01 par value common stock and received net proceeds of $3,221,273. On November 19, 1997 the Company closed on an offering of convertible securities and received net proceeds of $1,571,211. In June 1998, the Company closed on an offering of convertible securities and received net proceeds of $440,000 with a securities subscription receivable of $3,515,000 as of June 30, 1998. The proceeds have been used for the following purposes: repayment of indebtedness ($470,000), working capital ($2,341,573), professional services relative to a merger ($300,000) and acquisition of Morgan Paris, Inc., a former master distributor of the Company ($285,000), payments related to the litigation settlement ($325,000). The remainder of the proceeds, $1,510,911, are invested in short-term investment grade commercial paper and Money Market funds. For more information relative to the use of the initial public offering proceeds please refer to the Company's Form SR as filed with the U. S. Securities and Exchange Commission on August 21, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS. With the exception of the following,  all exhibits required by
        Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 31, 1998 are incorporated herein by reference.

        Item                        Description
        ----        ------------------------------------------
        10.01       Stock Option Agreement between the Company and Timothy J.
                    Patrick dated April 3, 1998
        10.02       Stock Option Agreement between the Company and Srini
                    Conjeevaram dated April 3, 1998
        27          Financial Data Schedule (filed electronically with the U. S.
                    Securities and Exchange Commission only)

(B) REPORTS ON FORM 8-K. On April 16, 1998, May 13, 1998 and June 10, 1998 the Company filed current reports on Form 8-K relative to the appointment of Srini Conjeevaram to the Board of Directors, the execution of the letter of intent to acquire Genetic Laboratories Wound Care, Inc. and the litigation settlement with ABS LifeSciences, Inc., respectively.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DERMA SCIENCES, INC.



Dated:  August 14, 1998                         By:  /s/ Stephen T. Wills
                                                   ------------------------
                                                   Stephen T. Wills, CPA, MST
                                                   Chief Financial Officer