Form 10QSB
period 1998-09-30
DERMA SCIENCES INC
filed 1998-11-17
CIK 892160

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


           For Quarter Ended                       September 30, 1998
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

                    Yes [ X ]                  No  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date:  September 30, 1998         Class:  Common Stock, par value $.01 per share
                                  Shares Outstanding:  6,261,247


================================================================================

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                 Page
-----------                                                                 ----

Part I - Financial Information

     Item 1.  Condensed Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 1998.............         2

          Consolidated Statements of Operations - Three months ended
             September 30, 1998 and September 30, 1997................         3

         Consolidated Statements of Operations - Nine months ended
             September 30, 1998 and September 30, 1997................         4

          Consolidated Statements of Cash Flows - Nine months ended
             September 30, 1998 and September 30, 1997................         5

          Notes to Condensed Consolidated Financial Statements........         6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................        11

Part II - Other Information

     Item 1.  Legal Proceedings.......................................        18

     Item 2.  Changes in Securities and Use of Proceeds...............        18

     Item 4.  Submission of Matters to a Vote of Security Holders.....        19

     Item 6.  Exhibits and Reports on Form 8-K........................        19

                              DERMA SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $  5,465,839
   Accounts receivable, net                                                         952,094
   Inventory                                                                      1,528,595
   Prepaid expenses and other current assets                                        337,131
                                                                               ------------
      Total Current Assets                                                        8,283,659

PROPERTY AND EQUIPMENT, NET                                                         236,996

OTHER ASSETS, NET                                                                   377,853
                                                                               ------------


     Total Assets                                                              $  8,898,508
                                                                               ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank line of credit                                                         $    689,000
   Accounts payable                                                               1,374,208
   Accrued expenses and other current liabilities                                 1,042,244
                                                                               ------------
      Total Current Liabilities                                                   3,105,452


SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 15,000,000 shares,
      issued and outstanding 6,261,247 shares                                        62,612
   Convertible preferred stock, $.01 par value, authorized 5,083,333
      shares, issued and outstanding 5,070,833                                       50,708
   Additional paid-in capital                                                    10,741,436
   Accumulated deficit                                                           (5,061,700)
                                                                               ------------
      Total Shareholders' Equity                                                  5,793,056
                                                                               ------------

           Total Liabilities and Shareholders' Equity                          $  8,898,508
                                                                               ============

                            See accompanying notes.

                              DERMA SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended
                                             September 30,
                                      ---------------------------
                                          1998           1997
                                      ------------   ------------

NET SALES                             $ 2,008,047    $ 1,835,508

COST OF SALES                             437,606        500,550
                                      ------------   ------------

GROSS PROFIT                            1,570,441      1,334,958

OPERATING EXPENSES                      1,726,037      1,998,205
                                      ------------   ------------

LOSS FROM OPERATIONS                     (155,596)      (663,247)
                                      ------------   ------------

OTHER  INCOME (EXPENSE)
   Interest income/(expense), net          40,527         17,346
   Merger Costs                          (198,024)             0
   Restructuring Costs                   (550,000)             0
                                      ------------   ------------

       Total Other Income (Expense)      (707,497)        17,346
                                      ------------   ------------

LOSS BEFORE INCOME TAXES                 (863,093)      (645,901)
   Income taxes                                 0         30,000
                                      ------------   ------------

NET LOSS                              ($  863,093)   ($  675,901)
                                      ============   ============

NET LOSS PER COMMON SHARE
   BASIC AND DILUTED                  ($     0.14)   ($     0.12)
                                      ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                   6,253,361      5,749,102
                                      ============   ============

                            See accompanying notes.

                              DERMA SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                      ---------------------------
                                           1998          1997
                                      ------------   ------------

NET SALES                             $ 6,512,346    $ 4,787,843

COST OF SALES                           1,450,844      1,409,999
                                      ------------   ------------

GROSS PROFIT                            5,061,502      3,377,844

OPERATING EXPENSES                      5,084,130      5,482,772
                                      ------------   ------------

LOSS FROM OPERATIONS                      (22,628)    (2,104,928)
                                      ------------   ------------

OTHER  INCOME (EXPENSE)
   Interest income/(expense), net          55,363         21,391
   Merger Costs                          (198,024)             0
   Restructuring Costs                   (550,000)             0
   Litigation settlement                 (819,353)             0
                                      ------------   ------------
       Total Other Income (Expense)    (1,512,014)        21,391
                                      ------------   ------------

LOSS BEFORE INCOME TAXES               (1,534,642)    (2,083,537)
   Income taxes                                 0         35,500
                                      ------------   ------------

NET LOSS                              ($1,534,642)   ($2,119,037)
                                      ============   ============

NET  LOSS PER COMMON SHARE
   BASIC AND DILUTED                  ($     0.25)   ($     0.37)
                                      ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                   6,253,181      5,749,102
                                      ============   ============

                            See accompanying notes.

                              DERMA SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                 ----------------------------
                                                                      1998          1997
                                                                 ------------   ------------
OPERATING ACTIVITIES
   Net Loss                                                      ($1,534,642)   ($2,116,801)
   Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities
       Depreciation and amortization                                 189,264        193,948
       Medicaid rebate adjustments                                  (795,866)             0
       Provision for bad debts                                         1,658        536,975
       Changes in operating assets and liabilities:
         Accounts receivable                                         (49,883)       244,935
         Inventory                                                  (219,084)       181,509
         Prepaid expenses and other current assets                   (62,142)        26,825
         Other assets                                                 65,959       (123,254)
         Accounts payable                                            500,844        (48,489)
         Accrued expenses and other current liabilities              790,082       (112,164)
                                                                 ------------   ------------
           Net Cash Used in Operating Activities                  (1,113,810)    (1,216,516)
                                                                 ------------   ------------

INVESTING ACTIVITIES
       Decrease in short-term investments                                  0      1,325,728
       Purchases of property and equipment, net                      (39,332)       (99,475)
       Increase inpatents and trademarks                                   0        (37,602)
                                                                 ------------   ------------
           Net Cash Provided by (Used in) Investing Activities       (39,332)     1,188,651
                                                                 ------------   ------------

FINANCING ACTIVITIES
       Net change in bank line of credit                             139,367        (11,000)
       Principal paymnets on long term debt                           (4,504)        (4,112)
       Proceeds from issuance of convertible
          securities, net of issuance costs                        3,955,000              0
       Proceeds from issuance of common stock                         14,558            281
       Collection of officers' notes receivable                            0        182,233
                                                                 ------------   ------------
           Net Cash Provided by Financing Activities               4,104,421        167,402
                                                                 ------------   ------------

NET INCREASE  IN CASH AND
     CASH EQUIVALENTS                                              2,951,279        139,537

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                       2,514,560        253,154
                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 5,465,839    $   392,691
                                                                 ============   ============

                             See accompanying notes.

                              DERMA SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On September 9, 1998, the Company acquired Genetic Laboratories Wound Care, Inc. ("GLWC"), in a business combination accounted for as a pooling of interests. GLWC markets proprietary wound care products; primarily wound closure strips, specialty fasteners, and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives. GLWC became a wholly owned subsidiary of the company through the exchange of 1,690,791 shares of the Company's common stock for all the outstanding stock of GLWC. The accompanying financial statements for the nine months and the three months ended September 30, 1998 are based on the assumption that the companies were combined for the full period, and financial statements of prior periods have been restated to give effect to the combination.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiary Genetic Laboratories Wound Care, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent asset and liabilities as the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of presenting cash flows, the Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

                             DERMA SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per common share - Efective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in Form 10-KSB filed with the Securities and Exchange Commission.

There were no intercompany transactions or adjustments required to the net assets or retained earnings of the combined companies due to the business combination. Summarized results of operations of the separate companies for the period from January 1 to August 31, 1998, (the date of acquisition is September 9, 1998), are as follows:


                                     COMPANY           GLWC           TOTAL
                                   ------------    ------------   ------------
NET SALES                          $ 3,585,853     $ 2,048,992    $ 5,634,845

INCOME (LOSS) FROM OPERATIONS          (67,855)         61,086         (6,769)

OTHER INCOME (EXPENSE), NET           (763,990)            676       (763,314)

NET INCOME (LOSS)                  $  (831,845)    $    61,762    $  (770,083)

                              DERMA SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION (CONTINUED)

RESULTS OF OPERATIONS OF THE INDIVIDUAL COMPANIES FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 ARE AS FOLLOWS:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998


                                       COMPANY          GLWC          TOTAL
                                     ------------   ------------   ------------
NET SALES                            $ 1,162,779    $   845,268    $ 2,008,047

COST OF SALES                            123,983        313,623        437,606

GROSS PROFIT                           1,038,796        531,645      1,570,441

OPERATING EXPENSES                     1,249,421        476,616      1,726,037

INCOME (LOSS) FROM OPERATIONS           (210,625)        55,029       (155,596)

OTHER INCOME (EXPENSE), NET             (643,698)       (63,799)      (707,497)

INCOME (LOSS) BEFORE INCOME TAXES       (854,323)        (8,770)      (863,093)

INCOME TAXES                                --             --             --

NET INCOME (LOSS)                    $  (854,323)   $    (8,770)   $  (863,093)



FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997


                                       COMPANY          GLWC          TOTAL
                                     ------------   ------------   ------------
NET SALES                            $   983,367    $   852,141    $ 1,835,508

COST OF SALES                            183,446        317,104        500,550

GROSS PROFIT                             799,921        535,037      1,334,958

OPERATING EXPENSES                     1,547,279        450,926      1,998,205

INCOME (LOSS) FROM OPERATIONS           (747,358)        84,111       (663,247)

OTHER INCOME (EXPENSE), NET               16,136          1,210         17,346

INCOME (LOSS) BEFORE INCOME TAXES       (731,222)        85,321       (645,901)

INCOME TAXES                                --           30,000         30,000

NET INCOME (LOSS)                    $  (731,222)   $    55,321    $  (675,901)

                              DERMA SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                       COMPANY          GLWC          TOTAL
                                     ------------   ------------   ------------
NET SALES                            $ 4,121,670    $ 2,390,676    $ 6,512,346

COST OF SALES                            564,584        886,260      1,450,844

GROSS PROFIT                           3,557,086      1,504,416      5,061,502

OPERATING EXPENSES                     3,677,349      1,406,781      5,084,130

INCOME (LOSS) FROM OPERATIONS           (120,263)        97,635        (22,628)

OTHER INCOME (EXPENSE), NET           (1,450,883)       (61,131)    (1,512,014)

INCOME (LOSS) BEFORE INCOME TAXES     (1,571,146)        36,504     (1,534,642)

INCOME TAXES                                --             --             --

NET INCOME (LOSS)                    $(1,571,146)   $    36,504    $(1,534,642)



FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                       COMPANY          GLWC         TOTAL
                                     ------------   ------------  ------------
NET SALES                            $ 2,531,346    $ 2,256,497   $ 4,787,843

COST OF SALES                            593,153        816,846     1,409,999

GROSS PROFIT                           1,938,193      1,439,651     3,377,844

OPERATING EXPENSES                     4,173,937      1,308,835     5,482,772

INCOME (LOSS) FROM OPERATIONS         (2,235,744)       130,816    (2,104,928)

OTHER INCOME (EXPENSE), NET               20,130          1,261        21,391

INCOME (LOSS) BEFORE INCOME TAXES     (2,215,614)       132,077    (2,083,537)

INCOME TAXES                                --           35,500        35,500

NET INCOME (LOSS)                    $(2,215,614)   $    96,577   $(2,119,037)

                              DERMA SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

As of December 31, 1997 the Company had a Federal net operating loss carryforward of approximately $3,240,000 expiring in years 2011 and 2016. Accordingly, no provision for income taxes has been included in the accompanying financial statements.


NOTE 5 - RECLASSIFICATION

Certain items in prior periods have been reclassified to conform to current period classifications. The company has reclassified net sales to include certain sales growth and volume incentive rebates as a reduction to net sales. The rebates were previously reflected as a selling expense under operating expenses in the Statement of Operations. Such reclassifications had no effect on previously reported net income.


NOTE 6 - RESTRUCTURING

Beginning in September 1998, the Company instituted a plan to consolidate its corporate and operating facilities, including support services. Restructuring charges represent certain non-recurring cost and expenses associated therewith, including but not limited to moving expenses, severance pay, lease penalty payments and professional fees. Restructuring is expected to be completed in nine months.


NOTE 7 - SUBSEQUENT EVENT

On October 29, 1998, the Company acquired all of the issued and outstanding stock of Sunshine Products, Inc. (Sunshine), in a business combination accounted for as a purchase for $1.5 million in cash. Sunshine is a manufacturer of general purpose and specialized skincare products for hospitals, nursing homes and other institutional facilities. The net assets acquired were comprised principally of accounts receivable, inventory, fixed assets and intangible assets. Based on unaudited financial statements for the year ended June 30, 1998, Sunshine reported net sales of $2.9 million and net income before taxes of $120,000.

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

Net Sales and Gross Profit

Net sales for the third quarter, 1998 increased $172,539, or 9%, to $2,008,047 from $1,835,508 in the third quarter, 1997. Components of the increase in the Company's net sales were a decrease in net product sales of $327,079 or 18%, and a refund of Medicaid rebates $499,618. Medcaid rebates paid by the Company are reflected as a reduction in sales. Medicaid rebate adjustments reflect final settelments with several states regarding prior period filings and payments.

The Company introduced new product lines during the first quarter of 1998 consisting of Alginate Dressings (NutraStat and DermaStat), Hydrocolloid Dressings (NutraCol and DermaCol) and Film Dressings (DermaFilm and DermaSite). New product sales were not a material revenue-producing factor in the third quarter of 1998.

Medicaid rebates incurred by the Company are reflected as a reduction to sales. The quarter ended September 30, 1998 included Medicaid rebate adjustments, which resulted in a net increase to sales of $460,866.

Cost of sales, expressed as a percentage of net sales, decreased from 27% in the third quarter, 1997 to 22% in the third quarter, 1998. This decrease is primarily attributable to the increase in net sales resulting from the adjustment of Medicaid rebates as discussed above. Aggregate cost of sales decreased $62,944, or 13%, to $437,606 in the third quarter, 1998 from $500,550 in the third quarter, 1997. The decrease in aggregate cost of sales is attributable to the decrease in net product sales discussed above.

Gross profit, expressed as a percentage of net sales, increased from 73% in the third quarter, 1997 to 78% in the third quarter, 1998. Aggregate gross profit increased $235,483, or 18%, to $1,570,441 in the third quarter, 1998 from $1,334,958 in the third quarter, 1997. The increase in the gross profit percentage is the net result of the Medicaid rebate adjustments and the decrease in net products sales discussed above. The increase in the aggregate gross profit is attributable to the same items affecting the gross profit percentage.

Operating Expenses

Operating expenses decreased, from $1,998,205 in the third quarter, 1997 to $1,726,037 in the third quarter, 1998. The decrease represents the net effect of a decrease in selling, general and administrative expense and an increase in product development expense discussed below.

Product development expense for the third quarter, 1998 increased $81,982 to $169,284 from $87,302 in the third quarter, 1997. This increase is attributable to licensing fees incurred on new product lines discussed above, expenses incurred related to clinical studies and increases to salaries, employee benefits and rent expense.

Selling, general and administrative expense for the third quarter, 1998 decreased $354,150, or 10%, to $1,556,753 in the third quarter, 1998 from $1,910,903 in the third quarter, 1997. This decrease is attributable to a decrease in bad debt expense of $370,948 during the third quarter, 1998 compared to the third quarter, 1997.

Loss from Operations

The Company generated a loss from operations for the third quarter, 1998 in the amount of $155,596 compared to a loss from operations of $663,247 for the third quarter, 1997. This decreased loss from operations is attributable to the increase in net sales and decrease in operating expenses discussed above under "Net Sales and Gross Profit" and "Operating Expenses."

Merger Costs

The Company incurred merger costs associated with the acquisition of Genetic Laboratories Wound Care, Inc. in the amount of $198,024. Merger costs consists primarily of professional fees and printing /filing costs.

Restructuring Costs

In connection with the acquisition of Genetic Laboratories Wound Care, Inc., the Company recorded restructuring charges of $550,000. Restructuring costs consists primarily of salaries and benefits for terminated employees and costs incurred for closing and consolidating certain facilities and service functions.

Net Loss

The Company generated a net loss of $863,093, or $0.14 per share, for the third quarter, 1998 compared to a loss of $675,901, or $0.12 per share, for the third quarter, 1997. The net loss for the third quarter, 1998 is attributable to the factors discussed above under "Income (Loss) from Operations" and the "Merger Costs" and "Restructuring Costs" charge to operations of $198,024 and $550,000 respectively.

Other Events

On May 12, 1998, the Company announced the execution of a nonbinding letter of intent to acquire Genetic Laboratories Wound Care, Inc. ("GLWC"). The acquisition would be accomplished by the merger of a newly formed, wholly owned subsidiary of the Company into GLWC. GLWC markets proprietary wound care products; primarily wound closure strips, specialty fastners, and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives. GLWC shareholders would receive 0.7 shares of the Company's common stock for each share GLWC common stock owned. The Boards of Directors of the Company and GLWC approved the acquisition on June 26, 1998. Approval of the acquisition by majority vote of the shareholders of the Company and GLWC occurred on September 9, 1998.

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

Subsequent Event

On October 29, 1998, the Company acquired all of the issued and outstanding stock of Sunshine Products, Inc. ("Sunshine") for $1,500,000 in a transaction accounted for as a purchase. Sunshine is a manufacturer of general purpose and specialized skincare products for hospitals, nursing homes and other institutional facilities. Based on unaudited financial statements, the year ended June 30, 1998 reflected net sales of $2.9 million and net income before taxes of $120,000. For more information relative to this transaction, please refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 1998.

                              DERMA SCIENCES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

Net Sales and Gross Profit

Net sales for the nine months ended September 30, 1998 increased $1,724,503, or 36%, to $6,512,346 from $4,787,843 in the nine months ended September 30, 1997. The increase in net sales is attributable to a $949,890 increase in net product sales and an increase in Medicaid rebate adjustments of $774,613.

The Company introduced new product lines during the first quarter of 1998 consisting of Alginate Dressings (NutraStat and DermaStat), Hydrocolloid Dressings (NutraCol and DermaCol) and Film Dressings (DermaFilm and DermaSite). New product sales were not a material revenue producing factor in the nine months ended September 30, 1998.

Medicaid rebates incurred by the Company are reflected as a reduction to sales. The nine months ended September 30, 1998 included Medicaid rebate adjustments, which resulted in a net increase to sales of $630,866 compared to a net expense of $143,747 for the nine months ended September 30, 1997.

Cost of sales, expressed as a percentage of net sales, decreased from 30% in the nine months ended September 30, 1997 to 22% in the nine months ended September 30, 1998. This decrease is attributable primarily to the adjustment of Medicaid rebates as discussed above, in addition to a more favorable sales mix of items with lower cost of sales percentages. Aggregate cost of sales increased $40,845, to $1,450,844 in the nine months ended September 30, 1998 from $1,409,999 in the nine months ended September 30, 1997. The increase in aggregate cost of sales is attributable to the increase in net sales discussed above.

Gross profit, expressed as a percentage of net sales, increased from 70% in the nine months ended September 30, 1997 to 78% in the nine months ended September 30, 1998. Aggregate gross profit increased $1,683,658, or 50%, to $5,061,502 in the nine months ended September 30, 1998 from $3,377,844 in the nine months ended September 30, 1997. The increase in the gross profit percentage is attributable to the Medicaid rebate adjustments as discussed above. The increase in the aggregate gross profit is attributable to the Medicaid rebate adjustments in addition to the sales increases, discussed above.

Operating Expenses

Operating expenses decreased $398,642 or 7%, from $5,482,772 in the nine months ended September 30, 1997 to $5,084,130 in the nine months ended September 30, 1998. This decrease is attributable to an increase in product development expense and a decrease in selling, general and administrative expense discussed below.

Product development expense for the nine months ended September 30, 1998 increased $237,485, or 75% to $554,896 from $317,411 in the nine months ended September 30, 1997. This increase is attributable to licensing fees incurred on new product lines discussed above, expenses incurred related to clinical studies and increases to salaries, employee benefits and rent expense.

Selling, general and administrative expense for the nine months ended September 30, 1998 decreased $636,127, or 12%, to $4,529,234 in the nine months ended September 30, 1998 from $5,165,361 in the nine months ended September 30, 1997. The aggregate decrease is primarily attributable to decrease in bad debt expense of $536,975. Additionally, severance expense of $135,000 was incurred during the nine months ended September 30, 1997. No comparable costs were incurred during the nine months ended September 30, 1998.

Loss  from Operations

The Company generated a loss from operations for the nine months ended September 30, 1998 in the amount of $22,628 compared to a loss from operations of $2,104,928 for the nine months ended September 30, 1997. This decreased loss from operations is attributable to the increase in net sales and decrease in operating expenses discussed above under "Net Sales and Gross Profit," and "Operating Expenses."

Litigation Settlement

On June 8, 1998 the Company and ABS LifeSciences, Inc. ("ABS"), a subsidiary of Integra Life Sciences, Inc. , agreed to a settlement of their respective claims and counter claims asserted in the civil action ABS LifeSciences, Inc. v. Derma Sciences, Inc. (the "Action"). The settlement provided that the Company pay ABS a total of $550,000 and return all unsold Chronicure inventory. The settlement further provides for the dismissal of all claims and counter claims asserted in the action. The settlement resulted in a charge to operations of $819,353 in the quarter ended June 30, 1998.

Net Loss

The Company generated a net loss of $1,534,642 or $0.25 per share, for the nine months ended September 30, 1998 compared to a loss of $2,119,037 or $0.37 per share, for the nine months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 is attributable to the factors discussed above under "Loss from Operations" and the "Merger Costs," "Restructuring Costs," and "Litigation Settlement."

Other Events

Please refer to "Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments at September 30, 1998 increased $5,073,148 to $5,465,839 from $392,691 at September 30, 1997. The
Company's working capital at September 30, 1998 increased $3,953,661, to $5,178,776 from $1,225,115 at September 30, 1997. The increase is primarily due to private financings discussed below. The Company utilized its short-term investments in operations during 1997 to fund the Company's losses and to reduce the outstanding balance on the bank line of credit by $100,000.

In November, 1997 the Company issued convertible securities and received $1,571,211 net of issuance costs. Please refer to Form 10-KSB filed by the Company on March 31, 1998 and "Part II - Other Information, Item 2. Changes in Securities and Use of Proceeds."

The Company issued convertible securities in June 1998 which resulted in the Company receiving $3,955,000 net of issuance costs.

Through September 30, 1998, the Company has a bank line-of-credit, secured by accounts receivable, inventory and the Company's United States patent and trademarks, whose balance at September 30, 1998 was $689,000. This line-of-credit was paid in full on October 30, 1998. The Company procured a $1,000,000 line of credit facility with a new bank in October 1998. This facility expires October 1999.

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

Year 2000 Compatibility

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions and information or engage in similar normal business activities.

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company believes that it does not have significant year 2000 issues related to its computerized information systems and is currently reviewing these systems. This review is expected to be completed during 1999.

In addition, it is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correct processing date information as the year 2000 approaches. The Company expects this assessment to be completed during 1999 and currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

To date the Company has not made any contingency plans to address third-party year 2000 risks. The Company plans to formulate contingency plans to the extent necessary in 1999.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Information required by Item 103 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB and on Form 8-K on March 31, 1998 and on June 10, 1998, respectively , is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

On May 13, 1994, the Company consummated an initial public offering of 900,000 shares of its $.01 par value common stock and received net proceeds of $3,221,273. On November 19, 1997 the Company closed on an offering of convertible securities ("November Securities") and received net proceeds of $1,571,211. On July 14, 1998 the Company closed on an offering of convertible securities ("July Securities") and received net proceeds of $3,955,000. Offering proceeds have been used for the following purposes: repayment of indebtedness ($470,000), working capital ($2,208,475), professional services relative to and an abandoned merger ($498,024), acquisition of Morgan Paris, Inc., a former master distributor of the Company ($285,000), payments related to the settlement of litigation with ABS LifeSciences, Inc. ($400,000) an acquisition of Sunshine Products, Inc. ($1,500,000). For information concerning the Sunshine Products, Inc. acquisition, please refer to the Company's Current Report on Form 8-K filed November 13, 1998. The remainder of the Debenture proceeds, $4,885,985, are invested in short-term investment grade commercial paper and Money Market funds.

In September, 1998, the July Securities converted into units consisting of one share of Series B Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of Common Stock exercisable at $1.35 per share.

For additional information about the July Securities, please refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

At special meetings of shareholders held on September 9, 1998, the following matters were approved by the shareholders: (1) issuance of up to 1,683,000 shares of common stock in the merger with GLWC; (2) amendment of the Company's Stock Option Plan (the "Plan") to increase the number of shares of common stock authorized to be issued under the Plan from 450,000 to 1,500,000 and to allow officers, directors, employees, associates, consultants and advisors of the Company's subsidiaries to participate in the Plan; (3) amendment to the Articles of Incorporation authorizing creation of additional shares of preferred stock;
(4) issuance of up to 3,333,400 shares of Series B Convertible Preferred Stock in connection with the Company's private sale of $4,000,000 in aggregate principal amount of convertible debentures.

                                                    Vote of Holders of Common Stock

                                                                  For                     Against                  Abstentions
(1) Issue GLWC Merger Shares                                  2,565,922                      43,694                  83,213
(2) Amend Stock Option Plan                                   2,548,347                      60,057                  84,425
(3) Amend Articles of Incorporation                           2,438,542                     135,922                  17,103
(4) Issue Series B Preferred Shares                           2,437,529                     138,922                  15,116

                                              Vote of Holders of Series A Preferred Stock

                                                                  For                     Against                 Abstentions

(1) Issue GLWC Merger Shares                                  1,006,250                       0                          0
(2) Amend Stock Option Plan                                   1,006,250                       0                          0
(3) Amend Articles of Incorporation                           1,081,250                       0                          0
(4) Issue Series B Preferred Shares                           1,081,250                       0                          0

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. With the exception of the following, all exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on: (1) Form 10-KSB on March 31, 1998, (2) Form 10-QSB on August 14, 1998, and (3) Forms 8-K on June 10, 1998, July 10, 1998 and September 23, 1998, are incorporated herein by reference.

              Item        Description
              27          Financial Data Schedule (filed electronically with
                          the U. S. Securities and Exchange Commission only)

(b) Reports on Form 8-K. On July 10, 1998 the Company filed a Current Report on Form 8-K with a date of report of July 8, 1998, reporting on Item 5, Other Events, relative to closing on a private placement of convertible debentures in which an aggregate of $4 million was raised. On July 13, 1998, the Company filed a Current Report on Form 8-K with a date of report of July 8, 1998 reporting on
Item 5, Other Events, announcing a non-binding letter of intent to acquire Sunshine Products, Inc. On September 23, 1998, the Company filed a Current Report on Form 8-K with a date of report of September 9, 1998 reporting on Item 2, Acquisition or Disposition of Assets, relating to the acquisition of GLWC by merger as a result of which GLWC became a wholly-owned subsidiary of the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DERMA SCIENCES, INC.



Dated:  November 16, 1998                  By:  /s/ Stephen T. Wills
                                              --------------------------
                                              Stephen T. Wills, CPA, MST
                                              Chief Financial Officer