Form 10KSB
period 1998-12-31
DERMA SCIENCES INC
filed 1999-04-01
CIK 892160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

Commission file number: 1-31070


                              DERMA SCIENCES, INC.
             (Exact name of Registrant as specified in its charter)

    Pennsylvania                                                23-2328753
--------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

214 Carnegie Center, Suite 100, Princeton, New Jersey               08540
--------------------------------------------------------------  ---------------
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

                                 Title of Class

                          Common Stock, $.01 par value

           Check whether the Registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
           Yes   X                   No
               -----------              ----------

           Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

           Issuer's revenues for its most recent fiscal year were $9,208,594.

           The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of March 26, 1999, was approximately $5,677,774.

           The number of shares outstanding of each of the issuer's classes of common equity, as of March 26, 1999, was 6,235,789.

           Documents Incorporated by Reference:  None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

           Derma Sciences, Inc. ("Derma Sciences") was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996 Derma Sciences changed its state of domicile to Pennsylvania. In September 1998, pursuant to an Agreement and Plan of Merger dated as of July 8, 1998, Derma Sciences acquired Genetic Laboratories Wound Care, Inc. ("Genetic Labs") by means of a tax-free reorganization whereby Genetic Labs became a wholly-owned subsidiary of Derma Sciences.

           In 1998, Derma Sciences purchased the stock of Sunshine Products, Inc. ("Sunshine Products") in a cash transaction. As a result of the stock purchase, Sunshine Products became a wholly-owned subsidiary of Derma Sciences.

           Derma Sciences and its subsidiaries Genetic Labs and Sunshine Products are referred to collectively as the "Company." The Company's executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey.

           The Company engages in the marketing and sale of three dermatological products lines: (1) sprays, ointments and dressings for the management of chronic non-healing skin ulcerations such as pressure, diabetic and venous ulcers, surgical incisions and burns; (2) wound closure strips, specialty fasteners and net dressings; and (3) skin care products and disinfectants.

The Company's Markets

Chronic Wound Care

           The Company markets chronic wound care and related products primarily to extended care facilities such as nursing homes, rehabilitation centers, hospitals and home healthcare agencies. Chronic wounds, unlike acute wounds which heal within a natural timeframe, may linger for weeks, months or years and may defy all traditional attempts at treatment.

           The most common chronic wounds are: (1) bedsores (decubitus ulcers) which result from prolonged pressure on the skin impairing the blood supply to the affected area; (2) venous ulcers which result from poorly functioning veins; and (3) diabetic leg ulcers. Traditional techniques for the treatment of chronic wounds have principally involved cleansing and debriding the wound (removing infected and dead tissue), controlling infection with antibiotics and protecting the wound. However, the foregoing treatments are passive in nature and do not stimulate or accelerate wound healing. Many of the Company's chronic wound care products seek to provide an environment conducive to wound healing by addressing, in addition to healing factors such as protection and infection control, additional healing factors such as moisture, pH balance and nutrition.

Wound Closure Strips and Fasteners

           The Company markets wound closure strips, nasal tube fasteners and a variety of catheter fasteners to doctors, clinics, nursing homes and hospitals. These wound closure strips eliminate the need for sutures on the surface of many surgical wounds, decrease the incidence of scarring and infection and promote wound healing. In contrast to the characteristics of surgical tapes, these wound closure strips yield to the movement of the skin thereby reducing traction blisters at the wound site. In additional, these wound closure strips provide excellent adherence, optimum surgical wound security and protection from irritation and skin shearing.

           The Company's nasal tube and catheter fasteners facilitate attachment of suction tubes, feeding tubes, urinary catheters, gastrostomy tubes, wound drainage systems, IV's and chest tubes. These fasteners incorporate dynamic tape-to-skin adhesion which minimizes irritation, blistering and skin shear. Further, the fasteners' single piece construction permits adoption of rapid and standardized attachment procedures.

Personal Skin Care

           The Company markets general purpose and specialized skin care products to nursing homes, hospitals, home healthcare agencies and other institutions. These products include antibacterial skin cleansers, soaps, lotions, and moisturizers. The Company's skin care products are designed to enable customers to implement and maintain successful skin care/hygiene programs.

The Company's Products

           Descriptions of the Company's products and their intended uses are set forth below:

Wound Prevention and Treatment

ACCU-Cleanse                          Wound irrigator that provides an even flow
                                      of irrigation solution into and around the wound.

DermaCol Hydrocolloid dressing sold in various sizes. Used as a primary or secondary dressing for the management of moderately exudating wounds.

DermaFilm                             Film dressing, sold in various sizes, with
                                      a high moisture vapor transfer rate. Used as a primary dressing on partial thickness wounds and secondary dressing on full thickness wounds with moderate to heavy exudate.

Dermagran Ointment                    Topical  ointment  with a  lanolin  odor,
                                      packaged  in both  jars and  tubes.
                                      Active  ingredient: aluminum  hydroxide
                                      gel.  Used to manage  stage I and II
                                      pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran                             Spray Colorless, odorless liquid, packaged
                                      in translucent plastic bottles with pump spray nozzles. Active ingredient: zinc acetate. Used to manage stage I and II pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran                             Wet Dressing (Saline) Sterile 4" x 8", 12
                                      ply gauze dressing saturated with sterile solution, packaged in foil envelopes with peel-down tabs. Used for the management of pressure sores, venous ulcers, incisions, burns and skin irritations.

DermaSite                             Transparent, vapor permeable film dressing
                                      sold in various sizes. Used as a dressing for partial thickness wounds and as a fixation device.

DermaStat                             Calcium alginate dressing, without zinc,
                                      packaged in various sizes. Used for the
                                      management of moderately to heavily
                                      exudating wounds such as pressure ulcers, venous stasis ulcers and dermal lesions.

Flexinet/Systenet                     Woven elastic net dressing for wounds
                                      which reduces dressing time, allows for
                                      proper ventilation of the wound site and holds dressings in place. Packaged in various sizes.

In Between                            Perineal  spray  skin  cleanser.   Used
                                      to remove dry fecal matter and odor resulting from incontinence.

MPH Ointment Topical ointment, packaged in pumps and jars, containing allantoin and aloe vera gel. Used to provide protective, long lasting barrier ointment for perineal care associated with incontinency.

NutraCleanse                          Saline wound cleanser with moisturizing
                                      and lubricating properties packaged in a four ounce plastic bottle. Used to cleanse dermal wounds and contribute to the maintenance of a mildly acidic wound environment.

NutraCol Hydrocolloid dressing with zinc sold in various sizes. Used as a primary or secondary dressing for the management of moderately exudating wounds.

NutraDress                            Sterile 4" x 8", 12 ply gauze dressing
                                      saturated with sterile solution and trace amounts of zinc, packaged in foil envelopes with peel-down tabs. Used for the management of pressure sores, venous ulcers, incisions, burns and skin irritations.

NutraFil Advanced zinc hydrogel formulation packaged in tubes. Used for the management of stages II through IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions.

NutraGauze                            Advanced zinc hydrogel formulation
                                      impregnated in gauze, available in various sizes. Used for the management of stages
                                      II through IV pressure sores, diabetic
                                      ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions.

NutraShield                           Perineal Protectant Topical ointment
                                      packaged in tubes. Used to provide
                                      protective, long lasting barrier ointment for perineal care associated with incontinency.

NutraStat                             Calcium alginate dressing, containing
                                      zinc, packaged in various sizes. Used for the management of moderately to heavily exudating wounds, such as pressure ulcers, venous stasis ulcers and dermal lesions.

NutraVue Clear hydrogel packaged in tubes. Used for the management of all stages of pressure sores, surgical incisions, thermal burns, cuts and abrasions and venous stasis ulcerations.

NutraWash                             Cleanser packaged in an eight ounce opaque
                                      plastic bottle with a pump spray nozzle.
                                      Used to remove dry fecal matter and odor resulting from incontinence.

Wound Prevention and Treatment

LCStrip Wound closure strip made of a flexible material that allows blood and exudate to escape the wound site. Used for wounds resulting from minimally invasive surgery.

Suture Strip Latex-free, water-resistant, economical wound closure strip. Made of the same non-woven material as Suture Strip(R) Plus. Used in various surgical and wound care procedures.

Suture Strip Plus(R) Latex-free, water-resistant wound closure strip. Made of a macroporous non-woven polyamide with skin friendly adhesive. Used for primary closure and early suture removal.

Nasal and Catheter Fasteners

NG Strip Tube fastener made of flexible material designed to maximize adhesion and minimize irritation, blistering and skin shear, packaged in various sizes. Used to secure nasal or feeding tubes to the nose.

Percu-Stay                            Sterile, self adhesive catheter fastener
                                      for percutaneous drainage catheters. Made of a combination of a moisture-absorbent hydrocolloid surrounded by a pressure sensitive adhesive on a non-woven backing.
                                      Used to secure percutaneous drainage
                                      catheters.

UC Strip/Cath-Strip Catheter tubing fastener made of a flexible material designed to maximize adhesion and minimize irritation, blistering and skin shear, available in various packages. Used for securing urinary and gastrostomy catheter tubing to the skin.

Personal Skin Care

Antibacterial Soap                    Antibacterial  hand soap with glycerin and
                                      aloe vera.  Active  Ingredient:
                                      chloroxylenol.  Used as a hand soap for
                                      protection against both gram-positive and gram-negative organisms as well as yeasts and fungi.

ApriVera                              Odor reducing, non-alkaline lotion body
                                      and hair cleanser with aloe vera.

Bathe Away                            Body and hair cleanser containing
                                      glycerin, coconut oil products and
                                      chamomile.

Hydro-Soft                            Concentrated blend of skin emollients and
                                      gentle skin cleansers for moisturizing and conditioning the skin. Used in any whirlpool and hydrotherapy unit.

Mysotrol Clear gel no-rinse hand sanitizer packaged in squeeze bottles. Used as a hand sanitizer to provide germicidal and virucidal protection. Meets OSHA protocol for a healthcare handwash.

Optima Bath additive or after-bath moisturizer enhanced with acetylated lanolin alcohol. Used to lubricate and soften the skin.

Skin Care Lotion                      Lotion to moisturize and soften the skin.

Swash                                 Body and hair cleanser.

Therabath                             Lotion type body and hair cleanser.

Three to One                          Economical concentrated body and hair
                                      cleanser.

Whirlpool/Hardsurface                 Disinfectant Detergent and disinfectant.
                                      Used to clean and disinfect any whirlpool or hardsurface. Effective against a broad range of microorganisms.


Distribution and Sales

Domestic

           The Company employs a direct sales force and utilizes drug wholesalers, specialty dealers and medical - surgical distributors to sell and distribute its products. The Company's direct sales force consists of an executive vice president for field operations, three regional vice presidents, four district managers, two managers for manufacturer's representatives and twenty-one sales representatives.

           Sales managers and representatives receive a base salary together with incentive compensation based on achievement, tenure and sales in their territories. Compensation to wholesalers, dealers and distributors is derived from markups on the Company's products.

           The Company implemented the restructuring of its direct sales force and the hiring of the majority of its sales managers and representatives during the period November, 1998 through January, 1999. The Company's reorganized sales force underwent extensive training through the period December, 1998 through February, 1999 and began full-scale field operations in March, 1999.

International

           The Company's wound care products are distributed and sold internationally pursuant to various licensing and distribution agreements. The Company sells products in the following countries: Austria, Belgium, Canada, Chile, Columbia, Costa Rica, Denmark, Egypt, Finland, France, Germany, Guatemala, Indonesia, Israel, Italy, Netherlands, New Zealand, Norway, Panama, Peru, Philippines, Portugal, Puerto Rico, Spain, Sweden, Switzerland, Taiwan, United Kingdom, Uruguay and Venezuela. Sales generated from foreign countries are payable in U.S. dollars and are not material.

Competition

           The wound and skin care sectors of the pharmaceutical industry are characterized by rapidly evolving technology and intense competition. Many suppliers of competing products are considerably larger and have much greater resources than the Company. In addition, many specialized pharmaceutical companies have formed collaborations with large, established companies to support research, development and commercialization of wound and skin care products which may be competitive with those of the Company. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize wound and skin care products on their own or through joint ventures.

           The Company's chronic wound care products compete principally with those of Convatec, Smith & Nephew, Johnson & Johnson and 3M. The Company's largest competitor in the field of wound closure strips is 3M. However, several generic products compete with the Company's specialty fasteners, including hospital and surgical tapes. The Company's personal skin care products compete with those of Provon, Steris and Sween.

           The ultimate ability of the Company to remain competitive depends upon its ability to acquire, commercialize and market wound and skin care technologies which are superior to those of its competitors. The existence of competing products or treatments, or products or treatments that may be developed in the future by competitors, may adversely affect the marketability of products sold by the Company. However, the Company believes that the quality and performance of its products, together with the skill and dedication of its employees, allow it to successfully compete with larger companies.

Product Sourcing

           The Company maintains manufacturing facilities solely for manufacturing its skin care products. The manufacture of all other products is outsourced. The principal manufacturers of the Company's products are: Applied Labs (Dermagran Spray and Nutrawash); Advanced Medical Solutions Ltd., formerly Innovative Technologies, Inc. (DermaCol, NutraCol, DermaStat, NutraStat, DermaSite and DermaFilm); Technol, Inc. (NutraFil gauze); Topiderm, Inc. (Dermagran Ointment and Nutrashield); and TapeMark Company. (LC Strip, Suture Strip, Suture Strip Plus(R), NG Strip, Percu-Stay, UC Strip/Cath-Strip).

           The Company's products utilize readily available components and there are numerous laboratories and production facilities capable of producing these products to the standards required by the FDA, the Company and the pharmaceutical industry. Given the ready availability of other suppliers, the Company does not believe that the loss of one or more of its suppliers would adversely affect its operations.

           The Company requires that all of its suppliers conform to the standards set forth in the Good Manufacturing Practice ("GMP") regulations promulgated by the FDA. See "Government Regulation."

Patents, Proprietary and Non-Proprietary Technology

           Under the title "Two-Step Procedure for Indolent Would Healing and Aqueous Medium and Topical Ointment Used in Connection therewith," the Company's Dermagran Spray and Dermagran Ointment have received patent protection. Patents have been obtained in: Australia, Canada, European Community (comprised of:
Austria, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Sweden, Switzerland and United Kingdom), Ireland, Mexico, Philippines, Spain, and the United States. These patents begin to expire in the year 2003. Patent applications relative to these products are pending in various other countries.

           The Company also has patents on its Suture Strip, NG Strip, Cath-Strip and UC Strip products in the United States and United Kingdom. These patents begin to expire in the year 2005.

           The Company believes that the foregoing patents and patent applications afford reasonable protection to the Company against the unauthorized copying of the technology embodied in the subject products. However, it must be emphasized that: (1) the means whereby the wound care products may stimulate and accelerate wound healing are unknown, and (2) the chemical and biological processes bearing upon wound healing are highly complex and subject to a wide variety of influences and stimuli. As such, it is possible that others will develop wound healing products equal or superior to those of the Company without infringing the Company's patents.

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

           An important component of the Company's growth strategy is to acquire, by purchase or license, both proprietary and non-proprietary wound and skin care technology. There can be no assurance that the Company will be able to obtain such technology on acceptable terms, if at all. Future inability to acquire or license wound care technology could have a material adverse effect on the Company's business.

Government Regulation

Scope of Regulation

           The manufacture, distribution and advertising of the Company and its products are subject to regulation by numerous federal and state governmental agencies in the United States and by similar agencies in foreign countries. The United States Food and Drug Administration ("FDA") is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, ("FDC Act") which regulates drugs and devices manufactured and distributed in interstate commerce. Many of the Company's products are classified either as drugs or medical devices pursuant to the FDC Act. The Federal Trade Commission ("FTC") administers the Federal Trade Commission Act ("FTC Act") which regulates the advertising of products including drugs and devices. All states have individual laws which resemble the FDC Act and the FTC Act.

Medical Devices

           The following products are registered with the FDA as Class I "devices" pursuant to the regulations under Section 510(k) of the FDC Act:
Dermagran Wet Dressing (Saline), Dermagran Zinc-Saline Wet Dressing, NutraCleanse, DermaFilm, DermaSite, NutraCol, DermaCol, NutraFil, NutraVue, NutraGauze, NutraDress, NutraStat, DermaStat, Suture Strip, NG Strip, Cath-Strip and UC Strip.

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

           The most restrictive controls are applied to devices placed in Class
III. Class III devices are required to have FDA approval for safety and effectiveness before they can be marketed unless the FDA determines that pre-market approval is not necessary. Pre-market approval necessitates the compilation of extensive safety and effectiveness data which is extremely expensive to compile. Approval of Glass III devices may require several years.

           Devices marketed after May 28, 1976 are considered to be one of two kinds: those that are and those that are not substantially the same as a Preamendment Device. Those that are substantially equivalent to a Preamendment Device are given the same classification as the equivalent Preamendment Device. New devices which are not substantially equivalent to Preamendment Devices are automatically placed in Class III thereby requiring pre-market approval.

           All manufacturers are required to give the FDA ninety days notice before they can introduce a device on the market. During the ninety-day period, the FDA will determine whether the device is or is not substantially equivalent to a Preamendment Device. If the FDA determines that the device is not substantially equivalent to a Preamendment Device, it is automatically placed in Class III and the manufacturer will have to provide the FDA with a Premarket Approval Application ("PMA") containing evidence that the device is safe and effective before the device may be commercially distributed to the public. However, the manufacturer may request that the FDA reclassify the device by filing a reclassification petition.

           All of the devices currently marketed by the Company have been found by the FDA to be substantially equivalent to a Preamendment Device.

Drugs

           Those of the Company's products which are classified as drugs pursuant to the FDC Act are: Dermagran Spray, Dermagran Ointment, Mysotrol and Antibacterial Soap. Pursuant to the provisions of the FDC Act, the FDA has been given extensive authority to regulate the manufacture and distribution of drugs.

           "New drugs" are the most highly regulated category of drugs. A drug is a "new drug" if it is not generally recognized among scientifically qualified experts as safe and effective for use under the conditions indicated in its labeling. In addition, a drug is a new drug if it has not been used to a material extent or for a material time under the indicated conditions. These conditions do not include use in safety and effectiveness investigations even if the drug has become generally recognized as safe and effective as a result of such investigations.

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

Over-the-Counter Drugs

           Prescription drugs may be dispensed only by or on the prescription of a licensed practitioner and must be labeled: "Caution: Federal law prohibits dispensing without prescription." In general, a drug is restricted to the prescription class if it is not safe for use except under professional supervision. All drugs having characteristics that do not require prescription dispensing are considered to be over-the-counter ("OTC") drugs. Those of the Company's products which are classified as drugs (see above) are further classified as OTC drugs.

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

           On the basis of the recommendations submitted by the panels, the FDA issues monographs setting forth the conditions under which OTC drugs in each class are deemed to be generally recognized as safe, effective, and not misbranded. Generally, the administrative process includes the publication of a "Preliminary," "Tentative Final," and "Final Monograph." During the rulemaking process, products are placed into one of three categories describing whether a drug is deemed to be generally recognized as safe and effective and not misbranded (Category I), to be not generally recognized as safe and effective or misbranded (Category II), or to lack sufficient data for categorization (Category III). Products that do not comply with general OTC regulations or an applicable Final Monograph are subject to regulatory action. Any OTC drug not in compliance with the content and labeling requirements of a Final Monograph is subject to regulatory action unless it is the subject of an approved new drug application. The FDA has issued a Compliance Policy Guide in which it determined that it would not pursue regulatory action against OTC drugs prior to the adoption of a final regulation unless failure to do so presents a potential public health hazard.

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

           It is currently impossible to predict when the FDA will promulgate a final regulation, what the final regulation will provide or how a final regulation (monograph) will affect either of these products or their labels. Pursuant to the FDA's Compliance Policy Guide, discussed above, Dermagran Spray and Dermagran Ointment may be marketed under their current monographs until one year following the issuance of a Final Monograph. It is the Company's intention to manufacture Dermagran Spray and Dermagran Ointment pursuant to the FDA's Final Monograph relative to "skin protectants" and to make whatever formulation and labeling changes are necessary to fully comply with the final regulation. Given the uncertainty with respect to both the timing and provisions of a Final Monograph relative to Dermagran Spray and Dermagran Ointment, it is not possible to assess the probable impact of this Final Monograph upon these products' manufacture, marketing or sale.

Foreign Regulatory Authorities

           Whether or not FDA approval has been obtained, approval of medical drugs and devices by regulatory authorities in foreign countries must be obtained prior to marketing drugs and devices in such countries. The requirements governing the conduct of clinical trials and product approval vary widely from country to country and the time required for approval may be longer or shorter than that required for FDA approval. Although there are procedures for unified filings for certain European countries, most countries currently maintain their own product approval procedures and requirements.

Other Regulatory Requirements

           In addition to the regulatory framework for product approvals, the Company is subject to regulation under state and federal law, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and future local, state, federal and foreign regulation.

           The Company is also subject to federal, state and foreign laws and regulations adopted for the protection of the environment and the health and safety of employees. Management believes that the Company is in compliance with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards will not have a material adverse effect on the Company.

Third Party Reimbursement

           The Company sells its wound care products to nursing homes, hospitals, home healthcare agencies and similar institutions. The patients at these institutions for whose care the Company's products are purchased often are covered by medical insurance. Accordingly, the Company's customers routinely seek reimbursement for the cost of the Company's wound care products from third party payors such as Medicare, Medicaid, health maintenance organizations and private insurers. The availability of reimbursement from such third party payors is a significant factor in the Company's sales of wound care products.

           Medicaid is a federally funded program administered by the states. Medicaid insurance is available to individuals who have no Medicare or private health insurance or to individuals who have exhausted their Medicare benefits. Included in the Medicaid insurance coverage are in-patient stays in long term care facilities, hospitalization and drugs.

           Medicaid reimbursement of the Company's products is dependent upon Company paid rebates to state Medicaid agencies. Effective January 1, 1991, the Omnibus Budget Reconciliation Act of 1990 requires pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, to enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company's quarterly net sales and the average manufacturer price of the individual products. Prior to 1998, Medicaid rebates ranged between 3% and 5% of the Company's net sales. During 1998, Medicaid rebates represented less than 1% of net sales.

           Medicare is a federally funded program administered by four private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. The majority of the Company's wound care products, together with Cath-Strip and Percu-Stay, are eligible for Medicare reimbursement.

           Several of the Company's products have been the subject of past Medicare reimbursement cutbacks. Federal and state governments, as well as private insurers, will continue their pursuit of programs designed to control or reduce the cost of health care. These cost cutting measures may include reductions in reimbursements and/or increases in mandatory rebates for wound care products. As such, there is uncertainty as to whether, and to what extent, reimbursements for the Company's products will continue to be available. Likewise, there is uncertainty as to the future extent of the Company's rebate obligations.

Product Development

           The Company does not conduct in-house product development activities and relies for the expansion of its product lines upon the purchase or licensing of products from outside sources.

Employees

           The Company maintained 74 full-time employees at December 31, 1998 and 83 full-time employees at March 30, 1999. The Company considers its employee relations to be satisfactory. The Company employs no part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

           The Company's executive offices are located in Princeton, New Jersey. The Company leases these offices on a month-to-month basis at a price of $1,600 per month. The Company has a lease for offices located in Wilkes Barre, Pennsylvania, at a rate of $3,000 per month, that expires June, 2000. The Company has a month-to-month lease for 8,200 square feet of warehouse space in Old Forge, Pennsylvania, at a rate of $1,750 per month. The Company has a five year lease for 9,500 square feet of office and warehouse space in St. Paul, Minnesota, at a rate of $7,400 per month, which expires in March, 2002. The Company has a lease for 24,000 square feet of office and warehouse space in St. Louis, Missouri, at a rate $7,085 per month which expires in August, 1999 and a month-to-month lease for 2,000 square feet of warehouse space, also in St. Louis, at a rate of $1,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

           The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company did not submit any matter to a vote of shareholders during the fourth quarter, 1998.


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

                QUARTER ENDED                             HIGH          LOW

                March 31, 1997                           2 1/8         1 1/8

                June 30, 1997                            2 1/16         5/8

                September 30, 1997                       1 1/4          5/8

                December 31, 1997                        1 3/4         13/16

                March 31, 1998                           2 1/8           1

                June 30, 1998                            2 1/4         1 1/2

                September 30, 1998                       1 5/8          5/8

                December 31, 1998                        1 1/8          5/8


           The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company's preferred stock.

           As of the close of business on March 29, 1999, there were 1,270 holders of record of the Common Stock.

           The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

           Since its formation in September of 1984, the Company has been engaged in the development, marketing and sale of topical preparations for the treatment of chronic, non-healing wounds. In 1998 the Company acquired two companies, Genetic Laboratories Wound Care, Inc. ("Genetic Labs"), and Sunshine Products, Inc., ("Sunshine Products"), to become a full-line provider of advanced wound and skin care products. Genetic Labs specializes in wound closure, fastener, net dressings and specialty products. Sunshine Products offers a complete line of skin care products.

           Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the historical consolidated financial statements and notes of the Company.

           In 1998 and 1997, the Company experienced a 40% increase and a 10% decrease, respectively, in annual revenue. The Company incurred a net loss of $1,816,029 and $2,302,903 in 1998 and 1997, respectively. The Company's net loss for 1998 was primarily attributable to: (1) restructure and merger costs relative to the acquisitions of Genetic Labs and Sunshine Products totaling $550,000 and $254,827, respectively, and (2) litigation settlement expense of $819,353 (discussed below). At December 31, 1998 and 1997, the Company's accumulated deficits were $5,343,088 and $3,527,059, respectively.

Results of Operations

           The following table presents selected financial information for the periods indicated expressed as a percentage of net sales:
                                                    1998                1997
                                           ---------------     ---------------
                                           ---------------     ---------------
Net sales                                       100.0%               100.0%
Cost of sales ............................        23.4                28.5
                                           ---------------     ---------------
                                           ---------------     ---------------
Gross profit .............................        76.6                71.5

Selling, general and administrative:......        79.5               107.1
Restructuring charges ....................         6.0                 0.0
Merger related costs .....................         2.8                 0.0
Litigation settlement                              8.9                 0.0
Other income and expenses, net                    (1.1)               (1.4)
                                           ---------------     ---------------

Loss before income taxes............             (19.5)              (34.2)
Income taxes  ............................          .2                  .7

                                           ---------------     ---------------
Net loss                                         (19.7%)             (34.9%)
                                           ===============     ===============
Sales Overview

           The Company's net sales are comprised of chronic wound care products, wound closure strips and fasteners, and skin care products. Chronic wound care sales are primarily derived from Dermagran Ointment, Dermagran Spray and Dermagran Hydrophilic Wound Dressing. Wound closure strips and fastener sales are primarily derived from the Suture Strips, Percu Stay, NG Strip, and Net Dressings. Skin care sales are primarily derived from Aprivera and other body washes and shampoos, in addition to skin conditioners and moisturizers. Net sales increased in 1998 compared to 1997 by 40%.

           The following table presents sales by product line, expressed in dollars and as a percentage of total increase in net sales:

                        YEAR ENDED DECEMBER 31,
                                                               % OF TOTAL
PRODUCT LINE              1998         1997      VARIANCE       VARIANCE
                       ----------   ----------   ----------    ----------

Chronic wound care     $5,534,254   $3,584,765   $1,949,489            75%

Wound closure strips
  and fasteners         3,172,006    3,016,759      155,247             6%

Skin care                 502,334      502,334           19%
                                    ----------   ----------    ----------
                                                                        0

Total                  $9,208,594   $6,601,524   $2,607,070           100%
                       ==========   ==========   ==========    ==========

1998 Compared to 1997
---------------------

Net Sales and Gross Profit

           Net sales increased in 1998 by $2,607,070, or 40%, to $9,208,594 from $6,601,524 in 1997. Of this increase, 75% is attributable to the chronic wound care product line. The increase in net sales for this line is composed of a $1,174,876 net increase in product sales and a refund of Medicaid rebates of $774,613. The increase in the wound closure strips and fastener net sales is attributable to a $162,832 increase in the sale of Percu Stay. The increase of $502,334, or 19% of total net sales, in the skin care product line is due to the Sunshine Products acquisition on October 31, 1998. No net sales for the skin care product line are included in the 1997 results or the first ten months of 1998.

           Cost of sales expressed as a percentage of net sales decreased from 28% in 1997 to 23% in 1998. This decrease is attributable primarily to a favorable sales mix. The chronic wound care product line had the largest increase in sales and also had the lowest cost of sales as a percentage of net sales. Cost of sales for the chronic wound care line was 13% and 22% for 1998 and 1997, respectively. This decrease in cost of sales is attributable to increased sales in 1998 of high margin products coupled with the refund of Medicaid rebates previously discussed. Cost of sales as a percentage of net sales for the chronic wound care and wound closure strips and fastener lines remained consistent at 37% and 36% for 1998 and 1997, respectively. Aggregate cost of sales increased $271,643 to $2,155,835 in 1998 from $1,884,192 in 1997.
The increase in aggregate cost of sales is attributable to the increase in net sales discussed above.

           Gross profit expressed as a percentage of net sales increased from 72% in 1997 to 77% in 1998. Aggregate gross profit increased $2,335,427, or 50%, to $7,052,759 in 1998 from $4,717,332 in 1997. Both the increase in the gross profit percentage and the aggregate gross profit are attributable to the previously discussed increase in net sales and the more favorable sales mix.

Operating Expenses

           Operating expenses increased $1,871,585, or 27%, from $6,975,985 in 1997 to $8,847,570 in 1998. Merger and restructuring costs of $254,827 and $550,000, respectively, in addition to the ABS Litigation settlement of $819,353 (discussed below), combine for $1,624,180, or 87%, of the total increase.

           Selling, general and administrative expense for 1998 increased $253,021, or 4%, to $7,322,335 from $7,069,314 in 1997 and decreased as a percentage of sales from 107% in 1997 to 80% in 1998. The increase in selling, general and administrative expense is primarily attributable to 1998 sales of skin care products in the amount of $252,034 compared to none for 1997. Additionally, in 1998 there was an increase in professional fees of $418,457 and a decrease in bad debt expense of $491,131.

Litigation Settlement

           On June 8, 1998 the Company and ABS LifeSciences, Inc. ("ABS"), a subsidiary of Integra Life Sciences, Inc. agreed to a settlement of their respective claims and counter claims asserted in the civil action ABS LifeSciences, Inc. v. Derma Sciences, Inc. (the "Action"). The settlement provides that the Company pay ABS a total of $550,000 and return all unsold Chronicure inventory. The settlement further provides for the dismissal of all claims and counter claims asserted in the action. The settlement resulted in a charge to operations of $819,353 in the quarter ended June 30, 1998.

Net Loss

           The Company incurred a net loss in 1998 and 1997 of $1,816,029 and $2,302,903, or $0.29 and $0.40 per share, respectively.


Liquidity and Capital Resources

           At December 31, 1998 and 1997 the Company had working capital of $3,293,516 and $2,546,730, respectively.

           On November 19, 1997, the Company successfully closed on its $1,800,000 securities offering (exclusive of commissions and related expenses). On November 24, 1997, $400,000 of such securities were converted directly into common stock and warrants. The remaining $1,400,000 of the securities were converted to preferred stock and warrants, effective as of December 31, 1997. The proceeds of the convertible securities were invested in short term, investment grade commercial paper having an aggregate market value of $1,808,000 on December 31, 1997.

           Further, on July 14, 1998, the Company successfully closed a private placement of convertible securities ("Class B Securities") in which an aggregate of $4.0 million was raised (net proceeds were $3,955,000 after related costs). Terms of the Class B Securities required that upon approval by the Company's shareholders of at least 3,333,400 additional shares of preferred stock, the Class B securities automatically convert into Class B Units at the rate of $1.20 per Unit. Each Class B Unit consists of one share of preferred stock convertible into one share of common stock ("Class B Preferred") and one warrant to purchase one share of common stock exercisable at $1.35 per share ("Class B Warrants"). The Class B Securities at year-end have been classified as preferred stock. Class B Warrants issued in connection with this offering totaled 3,333,400.

           The Company has a short-term line of credit facility for $1,000,000, of wich $300,000 was outstanding at December 31, 1998, at a fluctuating rate per annum equal to the prime rate minus 1%, (6.75% at December 31, 1998). This line of credit is secured by cash on deposit with the bank. In 1998 the Company utilized its line of credit primarily for working capital.

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

The Nasdaq Stock Market Listing

           The Company was notified on February 5, 1999 by The Nasdaq Stock Market ("Nasdaq") that it was not in compliance with the Nasdaq SmallCap Market ("SmallCap Market") listing requirement relative to maintenance of a minimum bid price per share of $1.00. The Company has until May 4, 1999 to either satisfy the minimum bid price listing requirement or submit to Nasdaq its plan for achieving compliance with this requirement.

           Ultimately, the Company's failure to maintain a minimum bid price per share of $1.00 would result in the Company's common stock being delisted from the SmallCap Market. Were this to occur, the common stock would trade exclusively on the Nasdaq Bulletin Board, the Boston Stock Exchange and the Pacific Exchange. Delisting of the Company's common stock from the SmallCap Market could make it more difficult for the Company's shareholders to sell their shares and could also make it more difficult for the Company to secure additional financing.

           The Company is reviewing various alternatives for achieving compliance with Nasdaq's minimum bid price requirement.


Year 2000 Compatibility

           The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date sensitive software may recognize a date using"00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions and information or engage in similar normal business activities.

           The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company believes that it does not have significant year 2000 issues to its computerized information systems and is currently reviewing these systems. This review is expected to be completed during 1999.

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

           Through 1998, the Company has expended $25,000 on the year 2000 issue and intends to spend an additional $20,000 in 1999. To date the Company has not made any contingency plans to address third-party year 2000 risks. The Company plans to formulate contingency plans to the extent necessary in 1999.

ITEM 7.  FINANCIAL STATEMENTS

                                      Index

Description                                                            Page
-----------                                                            ----
Report of Independent Auditors................................          16

Balance Sheets................................................          17

Statements of Operations......................................          18

Statements of Cash Flows......................................          19

Statements of Shareholders' Equity............................          20

Notes to Financial Statements.................................          21

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Derma Sciences, Inc.

           We have audited the accompanying balance sheet of Derma Sciences, Inc., as of December 31, 1998 and the related statements of operations, shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc., at December 31, 1998, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.



                               /s/ ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 31, 1999


DERMA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31,
ASSETS                                                                                         1998                       1997
----------------------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                               $ 2,338,552               $ 2,514,560
   Accounts receivable, net of allowances of
     $140,000 in 1998 and $59,000 in 1997                                                    1,378,219                   903,869
   Inventories                                                                               1,645,556                 1,309,511
   Current portion of officers' notes receivable                                                19,330                    19,330
   Prepaid expenses and other current assets                                                   216,461                   274,989

----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         5,598,118                 5,022,259

Property and equipment, net                                                                    409,938                   262,332

Other Assets
   Officers' notes receivable                                                                   76,034                    90,979
   Goodwill and other intangibles, net                                                       1,674,426                   416,666
   Other                                                                                    13,055                        60,762

----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $ 7,771,571               $ 5,852,998

----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
   Bank line of credit                                                                     $   300,000               $   549,633
   Accounts payable                                                                          1,034,415                 1,023,364
   Accrued expenses and other
      current liabilities                                                                      970,187                   902,532

----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    2,304,602                 2,475,529
----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock $.01 par value,
      15,000,000 shares authorized;
      issued and outstanding: 6,235,789
      shares in 1998; 6,249,298 in 1997                                                         62,357                    62,493
   Convertible preferred stock $.01 par
      value; 11,750,000 shares authorized;
      issued and outstanding: 5,070,900
      shares in 1998; 1,750,000 in 1997                                                         50,709                    17,500
   Additional paid-in capital                                                               10,696,991                 6,824,535
   Accumulated deficit                                                                     ( 5,343,088)               (3,527,059)

----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                   5,466,969                 3,377,469

----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 7,771,571               $ 5,852,998

----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.



DERMA SCIENCES, INC.

Consolidated Statements of Operations

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended December 31,
                                                                                               1998                      1997

----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                                  $ 9,208,594               $ 6,601,524

Cost of sales                                                                                2,155,835                 1,884,192

----------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                                 7,052,759                 4,717,332

----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative                                                          7,322,335                 7,069,314
Restructuring charges                                                                          550,000                      -
Merger related costs                                                                           254,827                      -
Litigation settlement                                                                          819,353                      -
Other income and expense, net                                                               (   98,945)               (   93,329)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                             8,847,570                 6,975,985

----------------------------------------------------------------------------------------------------------------------------------
Net loss before income taxes                                                               $(1,794,811)              $(2,258,653)
   Provision for income taxes                                                                   21,218                    44,250

----------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                                   $(1,816,029)              $(2,302,903)

----------------------------------------------------------------------------------------------------------------------------------
Loss per common share basic and diluted                                                   $(      0.29)              $(     0.37)

----------------------------------------------------------------------------------------------------------------------------------
Shares used in computing loss per common share                                               6,261,510                 6,249,671

----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements




DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended December 31,
                                                                                                1998                      1997

----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                                                                $(1,816,029)              $(2,302,903)
   Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                                                          300,634                   207,258
        Medicaid rebate adjustments                                                         (  475,866)                     -
        Provision for bad debts                                                                 21,233                   558,530
        Changes in operating assets and
           liabilities, net of effects
           of purchased business
             Accounts receivable                                                            (  260,477)                  251,150
             Inventories                                                                    (  200,434)                  141,279
             Prepaid expenses and other current
              assets                                                                            63,152                     8,294
             Other assets                                                                       50,002                (    7,337)
             Accounts payable                                                               (  235,683)                  193,398
             Accrued expenses and other
              current liabilities                                                              359,950                    34,474

----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                       (2,193,518)               (  915,857)

----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Decrease in short-term investments                                                             -                    1,887,171
   Purchases of property and equipment, net                                                 (  124,505)               (  149,970)
   Increase in patents and trademarks                                                       (    3,826)               (   47,855)
   Acquisition of business, net of
      cash acquired                                                                         (1,525,000)                     -

----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing
   Activities(1,653,331)                                                                     1,689,346

----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net change in bank line of credit                                                        (  249,633)               (  250,367)
   Principal payments on long term debt                                                           -                   (    5,547)
   Proceeds from issuance of convertible
      securities, net of issuance costs                                                      3,955,000                 1,571,211
   Purchase (and retirement) of treasury stock                                              (   39,633)                     -
   Proceeds from issuance of common stock                                                        9,514                       391
   Collection of officers' notes receivable                                                 (    4,407)                  172,230

----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    3,670,841                 1,487,918

----------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                         (  176,008)                2,261,407

Cash and cash equivalents
   Beginning of year                                                                         2,514,560                   253,153

----------------------------------------------------------------------------------------------------------------------------------
   End of year                                                                             $ 2,338,552               $ 2,514,560

----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statements of Shareholders' Equity

---------------------------------------------------------------------------------------------------------------------------------
                                           Convertible                            Additional        Accumu-           Total
                                           Preferred         Common               Paid-In           lated          Shareholders'
                                           Stock             Stock                Capital           Deficit           Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                $      -             $ 57,602         $ 5,298,526        $(1,224,156)      $ 4,131,972

Tender of common shares by
   officers for payment of
   notes receivable                              -              (   116)          (  23,086)              -           (   23,202)

Issuance of 2,250,000 convertible
   securities on $1,800,000 private
   placement, net of fees                      22,500              -              1,548,711               -            1,571,211

Conversion of convertible
   securities into 500,000 common
   shares in November 1997                    ( 5,000)            5,000                -                  -                 -

Other                                            -                    7                 384               -                  391

Net loss                                         -                 -                   -            (2,302,903)       (2,302,903)

---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                     17,500            62,493           6,824,535         (3,527,059)        3,377,469

Tender of common shares by
   officers for payment of
   notes receivable                              -              (    97)         (   19,255)              -           (   19,352)

Issuance of convertible
   securities on $4,000,000
   private placement, net of fees              33,334              -              3,921,666               -            3,955,000

Conversion of convertible shares              (   125)              125                -                  -                 -

Purchase and retirement of
   Treasury stock, at cost                       -              (   370)         (   39,263)              -            (  39,633)

Other                                            -                   206               9,308               -                9,514

Net loss                                         -                 -                    -           (1,816,029)       (1,816,029)

---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                   $ 50,709          $ 62,357        $ 10,696,991        $(5,343,088)      $ 5,466,969

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Derma Sciences, Inc., and Subsidiaries (the "Company") is a full line provider of advanced wound and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States and select international markets.

           On September 9, 1998, the Company acquired Genetic Laboratories Wound Care, Inc. ("Genetic Labs"), in a business combination accounted for as a pooling of interests. Genetic Labs markets proprietary wound care products; primarily wound closure strips, specialty fasteners and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives.

           On October 29, 1998, the Company acquired all of the issued and outstanding stock of Sunshine Products, Inc. ("Sunshine Products"), in a business combination accounted for as a purchase. Sunshine Products is a manufacturer of general purpose and specialized skincare products for hospitals, nursing homes and other institutional facilities.

           BASIS OF PRESENTATION

           Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Derma Sciences, Inc., and its wholly owned subsidiaries, Genetic Laboratories Wound Care, Inc. and Sunshine Products, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

           USE OF ESTIMATES - In conformity with generally accepted accounting principles, the preparation of our financial statements requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates.

           CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           NET LOSS PER SHARE - Net loss per common share is calculated based upon the weighted average number of shares of common stock, on an as if converted basis, outstanding during each period. No exercise of stock options, stock purchase warrants or the conversion of preferred stock was included because the exercise of all these securities would be anti-dilutive.

           INVENTORIES - Inventories consist primarily of raw materials, supplies and finished goods valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method.

           PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from five to fifteen years.

           GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill and other intangible assets are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited not exceeding 40 years. Goodwill on the Sunshine Products acquisition is being amortized over 12 years.

           CASH FLOW INFORMATION - Interest paid during 1998 and 1997 amounted to $54,638 and $66,369, respectively. Income taxes paid during 1998 and 1997 amounted to $20,000 and $23,000, respectively.

           Non-cash transactions in 1998 included receipts of 9,676 shares of common stock in repayment of officers' note receivable.

           STOCK BASED COMPENSATION - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Option No. 25, "Accounting for Stock Issued to Employees", and, accordingly recognizes no compensation expense for the stock option grants.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           INCOME TAXES - The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

           REVENUE RECOGNITION - The Company operates in one segment and its products are primarily sold to independent distributors. Sales are recorded when product is shipped and title passes to our customers.

           ADVERTISING COSTS - Advertising costs are generally expensed in the year incurred.

2.         ACQUISITIONS

           On September 9, 1998, the Company acquired Genetic Labs, in a business combination accounted for as a pooling of interests. Genetic Labs markets proprietary wound care products; primarily wound closure strips, specialty fasteners and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives. Sales generated from foreign countries are payable in U.S. dollars and are not material. Genetic Labs became a wholly owned subsidiary of the Company through the exchange of 1,690,791 shares of the Company's common stock for all the outstanding stock of Genetic Labs. The accompanying financial statements for the years ended December 31, 1998 and 1997 are based on the assumption that the companies were combined for the full periods, and financial statements of prior periods have been restated to give effect to the combination.

           There were no intercompany transactions or adjustments required to the net assets or retained earnings of the combined companies due to the business combination. Summarized results of operations of the separate companies for the period from January 1 to August 31, 1998 (the date of acquisition is September 9, 1998), are as follows:

                              Company         Genetic Labs             Total
                              -------         ------------             -----

     Net sales             $ 3,585,853        $ 2,048,992          $ 5,634,845
                             ---------          ---------            ---------

     Net income (loss)     $(  831,845)      $     61,762          $(  770,083)
                             ----------        -----------            ---------

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

2.         ACQUISITIONS (CONTINUED)

           The following is a reconciliation of the amounts of net sales and net income (loss) previously reported for 1997 with restated amounts:

                                                              Year Ended
                                                          December 31, 1997
                                                          -----------------
         Net sales
           As previously reported - Company                  $ 4,010,148
           Reclassification                                   (  425,383)
           Genetic Labs                                        3,016,759
                                                               ---------
           As restated                                       $ 6,601,524
                                                               =========

         Net income (loss)
           As previously reported - Company                  $(2,416,244)
           Genetic Labs                                          113,341
                                                               ---------
           As restated                                       $(2,302,903)
                                                               =========

           In 1998, the Company acquired all of the issued and outstanding stock of Sunshine Products in a business combination accounted for as a purchase. Sunshine Products is a manufacturer of general purpose and specialized skincare products for hospitals, nursing homes and other institutional facilities.

           The results of operations of Sunshine Products are included in the accompanying financial statements since the date of acquisition. The following summarized pro forma (unaudited) information assumes the Sunshine Products acquisition had occurred on January 1, 1997.


                                               1998                1997
                                               ----                ----
         Net Sales                          $ 11,564,647      $ 9,312,874
         Net Income                         $ (1,712,942)     $(2,223,970)

         Earnings Per Share:
         Basic and Diluted                  $       (.27)     $      (.36)



          The purchase price was allocated as follows:

          Accounts receivable           $  235,106
          Inventory                        135,610
          Fixed assets                     133,331
          Intangible assets              1,447,000
          Liabilities                   (  426,047)
                                        -----------
          Total                         $1,525,000

           Intangible assets of approximately $1,447,000 are classified as goodwill and are being amortized using the straight-line method over twelve years.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


3.         RESTRUCTURING CHARGES

           Beginning in September 1998, the board of directors of the Company approved a plan to integrate the acquired companies and consolidate its corporate and operating facilities, including support services. The restructuring charges represent certain non-recurring cost and expenses associated therewith, including but not limited to moving expenses, severance pay, lease penalty payments and professional fees. Restructuring is expected to be completed within nine months.

4.         INVENTORIES

           Inventories comprise the following:

                                                                                                      December 31,
                                                                                                      ------------
                                                                                            1998                       1997
                                                                                            ----                       ----
                Finished goods                                                          $ 1,446,816               $ 1,231,908
                Raw materials                                                                31,972                      -
                Supplies                                                                    166,768                    77,603
                                                                                          ---------                 ---------
                                                                                        $ 1,645,556               $ 1,309,511
                                                                                          =========                 =========

5.         PROPERTY AND EQUIPMENT

           Property and equipment comprise the following:

                                                                                                       December 31,
                                                                                                       ------------
                                                                                            1998                       1997
                                                                                            ----                       ----
                Furniture and equipment                                                $ 867,745                  $ 620,248
                Leasehold improvements                                                    14,543                     14,543
                                                                                         -------                    -------
                                                                                         882,288                    634,791
                Less:     Accumulated depreciation                                       472,350                    372,459
                                                                                         -------                    -------
                                                                                       $ 409,938                  $ 262,332
                                                                                         =======                    =======

6.         GOODWILL AND OTHER INTANGIBLES

           Goodwill and other intangibles comprise the following:

                                                                                                       December 31,
                                                                                                       ------------
                                                                                            1998                       1997
                                                                                            ----                       ----

                Goodwill                                                                $ 1,497,365                $  50,731
                Patents and trademarks                                                      454,469                  450,643
                Contract rights                                                             350,000                  350,000
                                                                                          ---------                -------




DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

6.          GOODWILL AND OTHER INTANGIBLES (CONTINUED)
                                                                                          2,301,834                 851,374
                Less:     Accumulated amortization                                          627,408                 434,708
                                                                                          ---------                 -------
                                                                                        $ 1,674,426               $ 416,666
                                                                                          =========                 =======

7.         CONCENTRATION OF CREDIT RISK

           The Company sells almost all of its products to medical supply companies, pharmacies and healthcare providers. At December 31, 1998 and 1997, primarily all of the Company's accounts receivable are from companies in the healthcare industry. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required.

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

8.         ACCRUED EXPENSES

           Accrued expenses comprise the following:

                                                                                                    December 31,
                                                                                                    ------------
                                                                                            1998                     1997
                                                                                            ----                     ----

                Salary, wages and severance                                             $  46,889                 $ 321,687
                Professional fees                                                         205,045                   101,200
                Restructuring charges                                                     463,183                      -
                Other                                                                     125,554                   297,461
                Rebates payable                                                           125,068                   163,787
                                                                                       ----------                   -------
                                                                                        $ 965,739                 $ 884,135
                                                                                          =======                   =======

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

9.         BANK LINE OF CREDIT

           The Company has a $1,000,000 bank line of credit facility, with $300,000 and $549,633 outstanding at December 31, 1998 and 1997, respectively, which amounts approximate fair value. The maturity date of the line is October 31, 1999. The line of credit agreement requires monthly interest payments at prime minus 1%, or 6.75% at December 31, 1998. The line of credit is secured by cash deposited with the bank of $1,000,000.

10.        OPERATING LEASES

           The Company has operating lease agreements for its facilities and equipment expiring in various years through 2002. Expense under these agreements amounted to $231,660 and $135,658 in 1998 and 1997, respectively. Minimum future rental payments under non-cancelable operating leases as of December 31, 1998 are:

           Year Ending
           December 31,

               1999                                 $ 319,536
               2000                                   192,790
               2001                                   167,222
               2002                                    30,888
                                                      -------
     Total minimum future rental payments           $ 710,436
                                                      =======

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

11.        INCOME TAXES

           Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                                       December 31,
                                                                                                       ------------
                                                                                            1998                        1997
                                                                                            ----                        ----
                Deferred tax liabilities:
                  Prepaid insurance                                                     $(   10,842)             $(     9,233)
                  Patent amortization                                                    (   76,856)               (   82,748)
                                                                                          ---------                 ---------
                        Total deferred tax liabilities                                   (   87,698)               (   91,981)
                                                                                          ---------                 ---------
                Deferred tax assets:
                    Net operating loss carryforwards                                      1,863,403                 1,332,878
                    Depreciation                                                             31,219                    26,760
                    Amortization of intangibles                                             108,656                    55,513
                    Foreign tax, research and
                        development credits                                                  24,559                    24,559
                    Allowance for bad debts                                                  32,881                    20,297
                    Other                                                                    65,333                    70,610
                                                                                          ---------                 ---------
                                                                                          2,126,051                 1,530,617
                    Valuation allowance                                                  (2,038,353)               (1,438,636)
                                                                                          ---------                 ---------
                        Total deferred tax assets                                            87,698                    91,981
                                                                                          ---------                 ---------
                Net deferred tax assets                                                 $       -                $        -
                                                                                         ===========              ===========

           The majority of the current year valuation allowance relates to net operating loss carryforwards for which realization is not assured.

           Significant components of the provision for income taxes are as follows:

                                                                                                       December 31,
                                                                                                       ------------
                                                                                             1998                    1997
                                                                                             ----                    ----
                Current:
                  Federal                                                                  $ 19,000                $ 40,000
                  State                                                                       2,218                   4,250
                                                                                             ------                  ------
                     Total current                                                         $ 21,218                $ 44,250
                                                                                             ======                  ======

                Deferred:
                  Federal                                                                  $    -                  $    -
                  State                                                                         -                       -
                                                                                            -------                 --------
                     Total deferred                                                        $    -                  $    -
                                                                                            =======                 ========




DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

11.        INCOME TAXES (CONTINUED)

           The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:
                                                                                                       December 31,
                                                                                                       ------------
                                                                                             1998                    1997
                                                                                             ----                    ----

                Tax benefit at U.S. statutory rates                                     $(610,236)              $(767,942)
                State income taxes, net of
                  federal benefit                                                         ( 63,327)               (146,580)
                Increase in valuation allowance                                            599,717                 949,260
                Nondeductible expenses                                                      14,950                  11,686
                Tax on unconsolidated subsidiary
                  (pre acquisition)                                                         21,218                  44,250
                Effect of graduated rates                                                   11,750                  11,750
                Other                                                                       47,146                ( 57,174)
                                                                                           -------                 -------
                                                                                        $   21,218               $  44,250

                                                                                           =======                 =======

           At December 31, 1998, the Company has net operating loss carryforwards of approximately $4,780,000 for federal tax purposes that begin to expire in years 2011 through 2018. For state tax purposes, the Company has net operating loss carryforwards of $3,750,000 that expire in years 2003 through 2008. During 1998 the Company had a change in control as defined by the Internal Revenue Code Section 382. Consequently, certain limitations may apply to limit the timing and amount of such net operating loss carryforwards.


12.        SHAREHOLDERS' EQUITY

           FIRST CONVERTIBLE SECURITIES OFFERING

           On November 19, 1997, the Company successfully closed a private placement of Convertible Securities ("Class A Securities") in which an aggregate of $1.8 million was raised (net proceeds were $1,571,211 after related costs). Terms of the Class A Securities required that upon approval by the Company's shareholders of a new class of preferred stock, the Class A Securities automatically convert into Class A Units at the rate of $0.80 per Unit. Each Class A Unit consists of one share of preferred stock convertible into one share of common stock ("Class A Preferred") and one warrant to purchase one share of common stock exercisable at $0.90 per share ("Class A Warrants"). As the Class A Securities were not payable in cash, the unconverted Class A Securities at December 31, 1997 were classified as preferred stock. Class A Warrants issued in connection with this offering totaled 2,250,000.

           CONVERSION TO COMMON STOCK

           On November 24, 1997, investors owning $400,000 of Class A Securities converted their Class A Securities directly into 500,000 shares of common stock and 500,000 Class A Warrants pursuant to the terms of the instruments governing the Class A Securities.

           SECOND CONVERTIBLE SECURITIES OFFERING

           Further, on July 14, 1998, the Company successfully closed a private placement of convertible securities ("Class B Securities") in which an aggregate of $4.0 million was raised (net proceeds were $3,955,000 after related costs). Terms of the Class B Securities required that upon approval by the Company's shareholders of at least 3,333,400 additional shares of preferred stock, the Class B Securities automatically convert into Class B Units at the rate of $1.20 per Unit. Each Class B Unit consists of one share of preferred stock convertible into one share of common stock ("Class B Preferred") and one warrant to purchase one share of common stock exercisable at $1.35 per share ("Class B Warrants").

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

12.        SHAREHOLDERS' EQUITY (CONTINUED)

           PREFERRED STOCK

           The Company's shareholders, at a special meeting of shareholders held on January 7, 1998, authorized creation of 1,750,000 shares of preferred stock. The Company's directors then designated all 1,750,000 shares of preferred stock as Series A Convertible Preferred Stock ("Class A Preferred") with the above and below described rights and preferences. Upon authorization of the Class A Preferred, the $1,400,000 of outstanding Class A Securities were automatically converted into 1,750,000 Class A Units (effective as of December 31, 1997). The Class A Preferred bears no dividend and there are no conversion price reset or anti-dilution provisions. It has a liquidation preference of $0.80 per share, or $1,400,000, at December 31, 1997.

           The Company's shareholders, at a special meeting of shareholders held on September 9, 1998, authorized creation of an additional 10,000,000 shares of preferred stock. The Company's directors then designated 3,333,400 shares of the 10,000,000 shares of newly authorized preferred stock as Series B Convertible Preferred Stock ("Class B Preferred") with the above and below designated rights and preferences. Upon authorization of the Class B Preferred, the $4,000,000 of the outstanding Class B Securities were automatically converted into 3,333,400 Class B Units. The Class B Preferred bears no dividend and there are no conversion price reset or anti-dilution provisions. It has a liquidation preference of $1.20 per share, or $4,000,000, at December 31, 1998.

           During 1998, 12,500 shares of Class A Preferred were converted into 12,500 shares of common stock.

           STOCK PURCHASE WARRANTS

           At December 31, 1998, the Company had 5,723,400 warrants outstanding to purchase the Company's common stock, all of which are currently exercisable at prices ranging from $.90 to $6.25 and expiring through 2004.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


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

           The Company has a stock option plan under which options to purchase a maximum of 1,500,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company, excluding members of the Compensation Committee, and certain outside consultants and advisors to the Company. The option exercise price may not be less than 100% (110% for owners of more than 10% of common stock of the Company on the date of grant) of the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant (five years for owners of more than 10% of the common stock of the Company). No options granted under the plan have been exercised.

           In addition to the options granted under the stock option plan, options to purchase 380,273 and 856,000 shares of common stock were granted to officers and directors in 1998 and 1997 respectively, with exercise prices ranging from $.80 to $1.125 per share. No options have been exercised.

           Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rate of 6.0% and 6.25%, respectively; dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of 0.885 and 0.830, respectively; and a weighted average life of the option of 4 years.

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

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


13.        STOCK OPTIONS (CONTINUED)

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

           For purposes of pro forma disclosures, the estimated fair value of traded options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                                    1998                    1997
                                                                                                  --------                 ------

                Pro forma net loss                                                             $(2,369,376)           $(2,715,882)
                Pro forma loss per common share                                                 (      .38)            (      .43)


           A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                                                           1998                                       1997
                                                                        ----------                                 ---------
                                                                         Weighted-                                 Weighted-
                                                                          Average                                   Average
                                                                          Exercise                                  Exercise
                                                       Options             Price                   Options           Price
                                                       -------           ---------                 -------         ---------
             Outstanding - beginning of year           1,338,055          $ 1.44                   587,180         $ 1.91
                Granted 760,773                            1.12           906,000                     1.12
                Exercised                                   -                 -                        -                -
                Forfeited                             (      -  )             -                 (  155,125)          2.46
                                                       ---------           ------                 ---------          ----
             Outstanding - end of year                 2,098,828          $ 1.32                 1,338,055         $ 1.44
                                                       =========            ====                 =========           ====

             Exercisable at end of year                1,770,328                                   841,888
                                                       =========                                 =========

           Exercise prices for options outstanding under the stock option plan, non-statutory option agreements and employment agreements at December 31, 1998 ranged from $.36 to $3.60. The weighted average fair value of options issued was $.87 in 1998.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

14.        RELATED PARTY TRANSACTIONS

           The Company leased office space from a shareholder of the Company under an operating lease which was terminated January 31, 1998. Rent expense under this lease was $3,600 and $43,200 for the years ended December 1998 and 1997.

           In 1994, the Company entered into a five-year consulting agreement with a director and shareholder. The agreement provides that this individual will provide consulting services to the Company in return for annual compensation of $70,000, to be adjusted from time to time by the Company's President and Chief Executive Officer. In 1998 and 1997, such compensation was $99,000.

          In 1997, the Company entered into a consulting arrangement with a firm with which the Company's Chief Financial Officer is affiliated to provide financial and accounting services. Total expenses for these services amounted to $175,000 and $85,000 in 1998 and 1997 respectively.

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

           During 1997, the Compensation Committee approved forgiveness of one officer's promissory note in the amount of $74,248 as part of the officer's severance package. Repayments of other officers' notes receivable during 1998 and 1997 totaled $20,000 and $134,031, respectively inclusive of principal and interest.

16.       MEDICAID REBATES

           During 1998 the Company negotiated and received $475,000 related to Medicaid rebate adjustments. Such adjustments are reflected in the accompanying statemtent of operations.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

           The directors and executive officers of the Company are:

          NAME                                                             AGE     POSITION HELD WITH THE COMPANY

          Edward J. Quilty (2)(3).................................          48     Chairman of the Board
          Richard S. Mink ........................................          46     Vice President and Chief Operating Officer
          Charles F. Caudell, III ................................          46     Executive Vice President for Field Operations
          Stephen T. Wills, CPA ..................................          42     Vice President and Chief Financial Officer
          John T. Borthwick ......................................          45     Director of Business Development and Director
          Laurence F. Lane (1)(3).................................          53     Director
          Srini Conjeevaram (1)(2)................................                 Director
          Timothy J. Patrick (2)(3)...............................          40     Director
---------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Nominating Committee.

Information Relative to Directors and Executive Officers

           EDWARD J. QUILTY has served as Chairman of the Board since May, 1996 and as a director of the Company since March, 1996. Mr. Quilty has been the Chairman of the Board of Palatin Technologies, Inc., a biopharmaceutical company specializing in peptide drug design for diagnostic and therapeutic agents, since November, 1995. From July, 1994 through November, 1995, he was President and Chief Executive Officer of MedChem Products, Inc., a publicly traded developer and manufacturer of specialty medical products which was acquired by C. R. Bard in November, 1995. From March, 1992 through July, 1994 Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc., a developer and manufacturer of specialty medical products including wound healing agents. The assets of Life Medical Sciences were purchased by MedChem Products, Inc. Mr. Quilty has over 25 years of experience in the healthcare industry primarily in strategic planning, management and sales and marketing. Mr. Quilty is a member of the Healthcare Manufacturing Marketing Council. He earned a Bachelor of Science degree from Southwest Missouri State University, Springfield, Missouri in 1972 and a Master of Business Administration degree from Ohio University, Athens, Ohio in 1987.

           RICHARD S. MINK has served as Vice President and Chief Operating Officer of the Company since November, 1997 having previously serves as its Vice President for Marketing since April, 1997. Prior to joining the Company, Mr. Mink was Senior Vice President/General Manager, Marketing Information Services Division of Bio Imaging Technologies, Inc., a medical image data and information management company, from November, 1996 to April, 1997. He was a self-employed marketing consultant from May, 1995 to October, 1996, Executive Vice President for Sales and Marketing for MedChem, Inc. from August, 1994 to May, 1995, Vice President for Sales and Marketing for Life Medical Sciences from July, 1993 to August, 1994, and had risen to the position of Director of Marketing for Becton Dickinson Company during his tenure there from August, 1977 to July, 1993. During May, 1996 through April, 1997, Mr. Mink was a member of the New Jersey Technology Council Healthcare Advisory Board. He earned a Bachelor of Science degree in Biology/Chemistry and a Master of Business Administration degree from Rutgers University, Newark, New Jersey in 1975 and 1977, respectively.

           CHARLES F. CAUDELL, III has served as the Company as Executive Vice President for Field Operations since November, 1997 having previously served as Vice President for Sales since April, 1997. Prior to joining the Company, Mr. Caudell was Division Director of CalgonVestal, a former Merck & Co. wound care subsidiary, and later Division Director of ConvaTec upon the purchase of this company by Bristol Myers-Squibb, from January, 1984 to April, 1997. Mr. Caudell earned a Bachelor of Arts degree in Communications from Wake Forest University, Winston-Salem, North Carolina in 1974 and a Master of Business Administration from Ohio University, Athens, Ohio in 1993.

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

           LAURENCE F. LANE has served as a director of the Company since June, 1995. Mr. Lane has been the Senior Vice President of Regulatory Affairs of NovaCare, Inc., a publicly traded medical rehabilitation corporation, since November, 1986. He has over twenty years of government relations and policy experience. Mr. Lane has served as the Director for Special Programs of the American Health Care Association, Director for Policy Development of the American Association of Homes for the Aging and legislative representative of the American Association of Retired Persons. He managed the 1980 White House Mini-Conference on Long Term Care and served as a credentialed resource person for the 1981 White House Conference on Aging. Mr. Lane is a member of the following organizations: National Association for the Support of Long Term Care, International Subacute Healthcare Association, National Association for Rehabilitation Agencies, National Health Lawyers Association, and Healthcare Financial Management Association. He earned Bachelor of Arts and Master of Arts degrees from the School of Public and International Affairs of George Washington University, Washington, D.C. Mr. Lane has pursued doctoral studies at the Washington Public Affairs Center, University of Southern California and received a Gerontology certificate from Andrus Gerontology Center, University of Southern California in 1974.

           SRINI CONJEEVARAM has served as director of the Company since May, 1998. Mr. Conjeevaram has been the General Partner and Chief Financial Officer of Galen Associates, a healthcare venture capital firm, since January, 1991. Prior to his affiliation with Galen Associates, he was an Associate in Corporate Finance at Smith Barney from July, 1989 to December, 1990 and a Senior Project Engineer for General Motors Corporation from April, 1982 to July, 1987. Mr. Conjeevaram serves as a director of Halsey Drug Company, Inc., a publicly traded company. He earned a Bachelor of Science degree in Mechanical Engineering from Madras University, Madras, India, a Master of Science degree in Mechanical Engineering from Stanford University, Stanford, California and a Master of Business Administration in Finance from Indiana University, Bloomington, Indiana.

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

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

           The following table shows all compensation paid by the Company to its Chairman, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 for their services in all capacities during the years 1996, 1997 and 1998:

                                                               ANNUAL COMPENSATION                                  ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR           SALARY            BONUS         OPTIONS (#)           COMPENSATION

Edward J. Quilty                           1998         $150,000          $25,000         380,273(1)              --
Chairman                                   1997         $149,986               --            300,000(2)           --
                                           1996        $  59,615               --            150,000              --

Richard S. Mink                            1998         $157,875           $  6,000            --                 --
Vice President and                         1997         $100,961            $25,000(3)       200,000              --
Chief Operating Officer

Charles F. Caudell, III                    1998         $157,875           $  6,000            --                 --
Executive Vice President for               1997         $100,961               --            200,000              --
Field Operations

Stephen T. Wills, CPA, MST                 1998         $100,000 (4)           --              --                 --
Vice President and                         1997        $  85,000 (5)           --             75,000              --
Chief Financial Officer

John T. Borthwick (6)                      1998         $180,000               --              --             $  9,962    (7)
Manager - Manufacturing Representatives    1997         $180,000               --             50,000          $  9,962    (7)
                                           1996         $180,000               --              --              $10,861    (7)(8)

(1)        Options issued pursuant to the anti-dilution provisions of Mr.
           Quilty's employment agreement, See Option Grants Table below.

(2) Includes 150,000 options originally granted in 1996 and repriced by the Executive Committee of the Board of Directors on April 8, 1997.

(3)        Sign-on bonus.

(4)        Does not include payments of $175,000 made to an affiliate of Mr.
           Wills, Golomb, Wills & Company, PC. See Certain Transactions below.

(5) Represents compensation earned during the period July through December, 1997.

(6) John T. Borthwick resigned as Chief Executive Officer and President in May, 1997 and November, 1997, respectively. Mr. Borthwick is no longer an executive officer.

(7) The Company enrolled John T. Borthwick in a split-dollar life insurance program on July 1, 1993. The monthly premiums are $830.18 for $500,000 coverage.

(8)        Matching contributions made pursuant to the Company's 401(k) plan.

Option Grants Table

           The following table sets forth information regarding grants of stock options to the following named executive officer made for the year ended December 31, 1998:

                                                             PERCENT OF TOTAL
                                          OPTIONS            OPTIONS GRANTED TO         EXERCISE
     NAME                               GRANTED (#)          EMPLOYEES IN 1998       PRICE ($/SHARE)      EXPIRATION DATE
     ----                               -----------          ------------------      ---------------      ---------------
     Edward J. Quilty                   380,273   (1)              50.0%               $1.185               May 22, 2007

-------------------
(1)        Options issued pursuant to the anti-dilution provisions of Mr.
           Quilty's employment agreement. See Employment Arrangements below.

Aggregate Year End Option Value Table

           The following table sets forth information regarding the aggregate number and value of options to purchase Common Stock held by the named executive officers as of December 31, 1998. No options have been exercised:

                                                        NUMBER OF SHARES                          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED                       IN-THE-MONEY OPTIONS
                                                OPTIONS AT DECEMBER 31, 1998 (#)               AT DECEMBER 31, 1998 ($)(1)
                                                ----------------------------------          --------------------------------
                                                EXERCISABLE          UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
                                                -----------          -------------          -----------        -------------
     NAME
     --------------------------------------
     Edward J. Quilty .........................    650,273              30,000                      0                   0

     --------------------------------------
     Richard S. Mink ..........................    132,500              67,500                      0                   0

     --------------------------------------
     Charles F. Caudell, III ..................    132,500              67,000                      0                   0

     --------------------------------------
     Stephen T. Wills, CPA.....................     66,665               8,335                      0                   0

     --------------------------------------
     John T. Borthwick ........................    100,000              50,000                      0                   0

-------------------

(1) Determined based on the fair market value for the Company's Common Stock at December 31, 1998 of $0.75 per share.

COMPENSATION OF DIRECTORS

           Outside directors are entitled to an annual retainer of $12,000. Each outside director may elect, with respect to any calendar year, to receive his or her retainer in options to purchase Common Stock of the Company. Upon such election, each electing director will receive options to purchase that number of shares of Common Stock of the Company determined by dividing $24,000 by the Common Stock's fair market value. For a given calendar year, the Common Stock's fair market value is the lowest average between the Common Stock's bid and asked prices quoted on the Nasdaq SmallCap Market during the period from December 1 through December 15 of the immediately preceding calendar year.

           All directors are reimbursed for expenses incurred in connection with each board and committee meeting attended. Inside directors receive no compensation for their services as directors.

           The following table sets forth information with respect to the non-qualified stock options owned by directors of the Company in 1998:

                                            OPTIONS GRANTED      EXERCISABLE OPTIONS AT      EXERCISE PRICE
     NAME                                          (#)            DECEMBER 31, 1998 (#)         ($/SHARE)       EXPIRATION DATE
     ----                                          ---            ---------------------         ---------       ---------------

     Laurence F. Lane                         10,000(1)                     8,000                 $1.125        November 21, 2006
                                              10,000(2)                    10,000                 $1.125        April 7, 2007

(1) These options began vesting at a rate of 20% per year on November 21, 1995 and were repriced on April 8, 1997.

(2)        These options were granted on April 8, 1997.

EMPLOYMENT ARRANGEMENTS

Edward  J. Quilty

           The Company entered into an employment agreement on August 1, 1996, and amended on May 2, 1997, (the "Agreement") with Edward J. Quilty, its Chairman of the Board. The term of the Agreement begins on May 21, 1996 and expires on May 21, 1999. The Agreement provides that Mr. Quilty will receive base salary of $150,000 per year, together with such additional incentive compensation as may be awarded upon the recommendation of the Compensation Committee of the Board of Directors; provided, however, additional incentive compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Quilty's contributions thereto.

           As additional compensation, the Agreement grants Mr. Quilty 150,000 non-qualified stock options, exercisable at a price of $1.125 per share, all of which are currently exercisable. If the Company sells additional Common Stock during the term of the Agreement in a transaction, or related series of transactions, the result of which is to increase the number of shares of Common Stock outstanding by 40%, then Mr. Quilty will be granted such additional stock options, exercisable at $1.125 per share, as may be necessary to enable him to purchase the same percentage of outstanding Common Stock as he maintained prior to such sale or issuance.

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

           The Company and Mr. Quilty are currently engaged in negotiations with a view to executing a new employment agreement providing for Mr. Quilty's continued service as Chairman and his assumption of the roles of President and Chief Executive Officer.

Richard S. Mink

           The Company entered into a two-year employment agreement on April 14, 1997, (the "Agreement") with Richard S. Mink, its Vice President and Chief Operating Officer. The Agreement provides that Mr. Mink receive the following:
(1) base salary of $150,000 per year, together with a $25,000 sign-on bonus; (2) incentive compensation as may be awarded upon the recommendation of the Office of the Chief Executive and approved by the Board of Directors; provided, however, incentive compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Mink's contributions thereto; and (3) 118,000 incentive and 32,000 non-qualified stock options, exercisable at $1.125, which options become exercisable to the extent of 50%, 75% and 100% upon completion of six, eighteen and twenty-four months of employment, respectively. These options become 100% exercisable if Mr. Mink becomes disabled, the Agreement is terminated by the Company other than "for cause," the Agreement is terminated by Mr. Mink for the Company's breach, upon the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity.

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

           The Company and Mr. Mink are currently engaged in negotiations with a view to executing a new employment agreement providing for Mr. Mink's continued service.

Charles F. Caudell, III

           The Company entered into a two-year employment agreement on April 21, 1997, (the "Agreement") with Charles F. Caudell, III, its Executive Vice President for Field Operations. The Agreement provides that Mr. Caudell receive the following: (1) base salary of $150,000 per year; (2) incentive compensation as may be awarded upon the recommendation of the Office of the Chief Executive and approved by the Board of Directors; provided, however, incentive compensation, if any, shall be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Caudell's contributions thereto; and (3) 118,000 incentive and 32,000 non-qualified stock options, exercisable at $1.125, which options become exercisable to the extent of 50%, 75% and 100% upon completion of six, eighteen and twenty-four months of employment, respectively. These options become 100% exercisable if Mr. Caudell becomes disabled, the Agreement is terminated by the Company other than "for cause," the Agreement is terminated by Mr. Caudell for the Company's breach, upon the sale of substantially all of the stock or assets of the Company, or upon the merger or consolidation of the Company in which the Company is not the surviving entity.

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

           The Company and Mr. Caudell are currently engaged in negotiations with a view to executing a new employment agreement providing for Mr. Mink's continued service.

Stephen T. Wills, CPA, MST

           The Company entered into an employment agreement on February 1, 1999 (the "Agreement") with Stephen T. Wills, CPA, MST, its Vice President and Chief Financial Officer. The Agreement carries an indefinite term which can be canceled by either party upon thirty days notice. The Agreement provides that Mr. Wills receive the following: (1) base salary of $102,000 per year, together with incentive compensation as may be awarded upon the recommendation of the Chairman and approved by the Board of Directors; and (2) 100,000 non-qualified stock options, exercisable at $1.20, which options became exercisable in 25,000 increments commencing on February 1, 1999 and on each anniversary thereof through February 1, 2002. These options become 100% exercisable upon a change in ownership of in excess of 75% of the Company or the sale by the Company of substantially all of its assets. Upon termination of the Agreement by the Company without cause, the Company will pay Mr. Wills a severance payment equal to his salary for one year and will extend the period to exercise the options granted under the Agreement to the earlier of five years or December 14, 2008.

John T. Borthwick

           The Company entered into a five-year employment agreement on December 29, 1995, as amended on March 5, 1997, (the "Agreement") with John T. Borthwick, its Director of Business Development and former President and Chief Executive Officer. The Agreement provides that Mr. Borthwick will receive base compensation of $180,000 during the calendar years 1996, 1997 and 1998 and base compensation for the calendar years 1999 and 2000 to be determined by the Board of Directors upon the recommendation of the Compensation Committee, together with such incentive and/or bonus compensation as may be awarded upon the recommendation of the Compensation Committee; provided, however, incentive and/or bonus compensation, if any, will be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Borthwick's contributions thereto. As additional compensation, the Agreement grants Mr. Borthwick 100,000 non-qualified stock options, exercisable at a price of $2.31 per share, of which 80,000 were vested as of January 1, 1999 and the remaining 20,000 vest on January 1, 2000.

           If the Company sells additional Common Stock during the term of the Agreement in a transaction, or related series of transactions, the result of which is to increase the number of shares of Common Stock outstanding by 40%, the Agreement provides that Mr. Borthwick will then be granted such additional stock options, exercisable at $2.31 per share, as may be necessary to enable him to purchase the same percentage of outstanding Common Stock as he maintained prior to such sale or issuance. In addition, in the event of a sale of substantially all of the stock or assets of the Company, or a merger or consolidation of the Company in which the Company is not the surviving entity, or upon the written agreement of the Company to effect such sale, merger or consolidation, Mr. Borthwick will have the option of completing the remaining term of his employment under the Agreement or receiving severance compensation equal to his total compensation accrued during the twelve-month period immediately preceding such sale, merger or consolidation. Further, in the event of such sale, merger or consolidation: (1) the stock options granted pursuant to the Agreement will become exercisable in their entirety and will remain exercisable for a period of not less than thirty (30) days; and (2) the promissory note between Mr. Borthwick and the Company dated January 17, 1995 in the original principal amount of $99,530.34 will be forgiven.

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

STOCK OPTION PLAN

           The Company adopted the Stock Option Plan, (the "Plan") in July 1991, and amended the Plan in January, 1994, November 21, 1995 and September 25, 1998. The number of shares of common stock reserved for issuance pursuant to the Plan is 1,500,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) non-qualified stock options ("NQSOs"). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the "Compensation Committee"). Subject to the provisions of the Plan, the Compensation Committee determines who is eligible to receive stock options, together with the nature, amount, timing, exercise price, vesting schedule and all other terms and conditions of the options to be granted.

           Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Stock options granted under the Plan which have lapsed or terminated revert to the status of "unissued" and become available for reissuance.

           At December 31, 1998, options to purchase 381,000 shares of the Company's common stock at prices ranging from $0.80 to $1.125 per share had been granted under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information regarding the current beneficial ownership of shares of the Company's Common Stock on March 26, 1999 by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:

                                                                            NUMBER OF SHARES                      PERCENT
             NAME AND ADDRESS OF BENEFICIAL OWNER (1)                    BENEFICIALLY OWNED(13)            BENEFICIALLY OWNED(13)
             ----------------------------------------                    ----------------------            ----------------------

Srini Conjeevaram (2)..............................................               5,166,670                        45.31%
Hambrecht & Quist California (3)...................................               2,241,668                        26.44%
Redwood Asset Management (4).......................................               1,198,334                        16.37%
Edward J. Quilty (5)...............................................               1,144,107                        15.96%
Mary G. Clark, RN .................................................                 775,474                        12.44%
Aries Funds (6)....................................................                 750,000                        10.70%
John T. Borthwick (7)..............................................                 369,414                         5.82%
Charles F. Caudell, III (8) .......................................                 312,668                         4.82%
Richard S. Mink (9) ...............................................                 284,168                         4.38%
Stephen T. Wills, CPA (10).........................................                 279,168                         4.31%
Laurence F. Lane (11)..............................................                  26,000                          (*)
Timothy J. Patrick ................................................                       0                          (*)
All directors and officers as a group (8 persons) (12) ............               7,582,193                        72.92%
                     ..........

(1) Except as otherwise noted, the address of each of the persons listed is: 214 Carnegie Center, Suite 100, Princeton, New Jersey 08540.
(2) Srini Conjeevaram is a general partner of the Galen III Partnerships. The Galen III Partnerships can be reached at: 610 Fifth Avenue, Fifth Floor, New York, New York 10020. Includes shares owned by Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. Ownership consists of: 625,000 shares of Class A Convertible Preferred Stock ("Class A Preferred"); 375,000 warrants to purchase Common Stock exercisable at $0.90 per share ("Class A Warrants"); 2,083,335 shares of Class B Convertible Preferred Stock ("Class B Preferred"); and 2,083,335 warrants to purchase Common Stock exercisable at $1.35 per share ("Class B Warrants").
(3) Hambrecht & Quist California can be reached at: One Bush Street, San Francisco, California 94104. Ownership consists of: 612,500 shares of Class A Preferred; 612,500 Class A Warrants; 508,334 shares of Class B Preferred; and 508,334 Class B Warrants.
(4) Redwood Asset Management can be reached at: Ovre Ullorn Terrasse 32, 0358 Oslo, Norway. Ownership consists of: 115,000 shares of Common Stock; 250,000 Class A Warrants; 416,667 Class B Preferred; and 416,667 Class B Warrants.
(5) Ownership consists of: 210,500 shares of Common Stock; 190,000 Class A Warrants; 41,667 shares of Class B Preferred; 41,667 Class B Warrants; exercisable options to purchase 650,273 shares of Common Stock; and options to purchase 10,000 shares of Common Stock which will become exercisable within 60 days of March 26, 1999.
(6) The Aries Funds can be reached at: Paramount Capital, Inc., The Aries Fund, 787 Seventh Avenue, 48th Floor, New York, New York 10019. Includes shares owned by The Aries Fund, A Cayman Islands Trust and Aries Domestic Fund, L.P. Ownership consists of: 375,000 shares of Class A Preferred; and 375,000 Class A Warrants.
(7) Ownership consists of: 259,414 shares of Common Stock; exercisable options to purchase 100,000 shares of Common Stock; and options to purchase 10,000 shares of Common Stock will become exercisable within 60 days of March 26, 1999.
(8) Ownership consists of: 59,750 shares of Common Stock; 31,250 Class A Warrants; 20,834 shares of Class B Preferred; 20,834 Class B Warrants; exercisable options to purchase 132,500 shares of Common Stock; and options to purchase 47,500 shares of Common Stock will become exercisable within 60 days of March 26, 1999.
(9) Ownership consists of: 31,250 shares of Common Stock; 31,250 Class A Warrants; 20,834 shares of Class B Preferred; 20,834 Class B Warrants; exercisable options to purchase 132,500 shares of Common Stock; and options to purchase 47,500 shares of Common Stock will become exercisable within 60 days of March 26, 1999.
(10) Ownership consists of 38,750 shares of Common Stock; 38,750 Class A Warrants; 20,834 shares of Class B Preferred; 20,834 Class B Warrants; and exercisable options to purchase 160,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 26, 1999.
(11) Ownership consists of: 8,000 shares of Common Stock; and exercisable options to purchase 18,000 shares of Common Stock. No additional shares subject to options will become exercisable within 60 days of March 26, 1999.
(12) Ownership consists of: an aggregate of 3,420,167 shares of Common Stock, Class A Preferred and Class B Preferred; and options currently exercisable and exercisable within 60 days of March 26, 1999 to purchase 4,162,026 shares of Common Stock.
(13) The number of shares beneficially owned and the percent beneficially owned by each entity or individual assume the exercise of all exercisable options (including those that would be exercisable within 60 days of March 26, 1999) and the exercise of all warrants owned by such entity or individual.
(*)    Less than one percent

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company employs the accounting firm of Golomb, Wills & Company, PC for various tax and financial planning services. Stephen T. Wills, CPA, MST, Vice President and Chief Financial Officer of the Company, is a principal of Golomb, Wills & Company, PC. Payments to Golomb, Wills & Company, PC during 1998 totaled $175,500.

           The Company has a five-year consulting agreement with its founder and former President and director, Mary G. Clark. In 1998 compensation under this agreement was $99,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                             Description                                       Page
-------                            -----------                                       ----
3.1        Articles of Incorporation effective June 3, 1996 (Previously filed as      --
           Exhibit B to the Company's Proxy Statement filed on April 23, 1996 and incorporated herein by reference.)

3.2        Amendment to the Articles of Incorporation effective February 10,          --
           1998 (Previously filed as Exhibit A to the Company's Proxy
           Statement filed on December 22, 1997 and incorporated herein by reference.)

3.3        Amendment to the Articles of Incorporation effective October 20, 1998      --
           (Previously filed as Exhibit A to the Company's Proxy Statement filed on August 14, 1998 and incorporated herein by reference.)

3.4        Bylaws effective May 14, 1997 (Previously filed as Exhibit 3.1 to the      --
           Company's Form 10-QSB filed on August 15, 1997 and incorporated herein by reference.)

10.01      Agreement and Plan of Merger dated as of July 7, 1998 by and among         --
           Derma Sciences, Inc., Derma Merging Corporation and Genetic
           Laboratories Wound Care, Inc. (previously filed as Appendix A to the
           Company's Form S-4 Registration Statement filed on July 17, 1998 and incorporated herein by reference.)

10.02      Stock Purchase Agreement with annexes dated October 29, 1998 by and        --
           among Derma Sciences, Inc., the John G. Vogel, Jr. Revocable Trust
           U/A dated August 23, 1995, Martha A. Crimmins, the Gordon E. Cory
           Revocable Trust U/A dated August 24, 1995, John G. Vogel, Jr., Gordon
           E. Cory and Sunshine Products, Inc. (Previously filed as Exhibit 2.1 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference.)

10.03*     Employment Agreement, dated August 1, 1996, between the Company and        --
           Edward J. Quilty. (Previously filed as Exhibit 10.41 to the
           Company's Form 10-KSB on March 24, 1997 ["1997 Form 10-KSB"] and
           incorporated herein by reference.).

10.04*     Employment Agreement - Amendment and Restatement, dated May 2, 1997,       --
           between the Company and Edward J. Quilty. (Previously filed as
           Exhibit 10.04 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.05*     Senior Management Stock Option Agreement, dated April 30, 1997,            --
           between the Company and Edward J. Quilty. (Previously filed as
           Exhibit 10.05 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.06*     Employment Agreement, dated April 14, 1997 between the Company and         --
           Richard S. Mink. (Previously filed as Exhibit 10.01 to the
           Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.07*     Employment Agreement, dated April 21, 1997 between the Company and         --
           Charles F. Caudell, III. (Previously filed as Exhibit 10.02 to the
           Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.08*     Senior Management Stock Option Agreement, dated April 14, 1997,            --
           between the Company and Richard S. Mink. (Previously filed as
           Exhibit 10.10 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.09*     Senior Management Stock Option Agreement, dated April 21, 1997,            --
           between the Company and Charles F. Caudell, III. (Previously filed as Exhibit 10.08 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.10*     Stock Option Agreement, dated July 23, 1997, between the Company and       --
           Stephen T. Wills, CPA, MST. (Previously filed as Exhibit 10.01 to the Company's Form 10-QSB filed on August 15, 1997.)

10.11*     Employment Agreement, dated December 29, 1995, between the Company         --
           and John T. Borthwick (Previously filed as Exhibit 10.37 to the
           Company's Form 10-KSB on March 29, 1996 ["1996 Form 10-KSB"] and
           incorporated herein by reference.)

10.12*     Addendum to Employment Agreement, dated March 5, 1997, between the         --
           Company and John T. Borthwick. (Previously filed as Exhibit 10.38 to the Company's 1997 Form 10-KSB and incorporated herein by reference.)

10.13*     Senior Management Stock Option Agreement, dated April 30, 1997,            --
           between the Company and John T. Borthwick. (Previously filed as
           Exhibit 10.06 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.14*     Employment Agreement, dated December 29, 1995, between the Company         --
           and Robert P. DiGiovine (Previously filed as Exhibit 10.41 to the
           Company's 1996 Form 10-KSB and incorporated herein by reference.)

10.15*     Employment Agreement - Amendment and Restatement, dated April 30,          --
           1997, between the Company and Robert P. DiGiovine (Previously filed as Exhibit 10.03 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.16*     Senior Management Stock Option Agreement, dated April 30, 1997,            --
           between the Company and Robert P. DiGiovine. (Previously filed as
           Exhibit 10.09 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.)

10.17*     Promissory Note, dated January 17, 1995, between the Company and John      --
           T. Borthwick (Previously filed as Exhibit 10.73 to the Company's
           Form 10-KSB on March __, 1995 ["1995 Form 10-KSB"] incorporated herein by reference.)

10.18*     Stock Option Agreement, dated November 21, 1995, between the Company       --
           and Laurence F. Lane (Previously filed as Exhibit 10.51 to the
           Company's 1996 Form 10- KSB and incorporated herein by reference.)

10.30      Employment Agreement, dated May 1, 1998, between the Company and
           Arthur A. Beisang

10.31      Employment Agreement, dated May 1, 1998, between the Company and
           Robert A. Ersek

10.32      Employment Agreement, dated May 1, 1998, between the Company and H.
           James Thompson

10.33      Stock Option Agreement dated October 29, 1998 by and between Derma         --
           Sciences, Inc. and John G. Vogel, Jr. (Previously filed as Exhibit
           10.01 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference.)

10.34      Stock Option Agreement dated October 29, 1998 by and between Derma         --
           Sciences, Inc. and Martha A. Crimmins. (Previously filed as
           Exhibit 10.02 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference.)

10.35      Stock Option Agreement dated October 29, 1998 by and between Derma         --
           Sciences, Inc. and Gordon E. Cory. (Previously filed as Exhibit
           10.03 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference.)

10.36      Settlement Agreement dated June 8, 1998 between Registrant and ABS         --
           LifeSciences, Inc. (Previously filed as Exhibit 10 to the
           Company's Form 8-K filed on June 10, 1998 and incorporated by reference.)

10.37      Lease Agreement, dated December 16, 1991, betwee Genetic Laboratories
           Wound Care, Inc. and KK Three Corporation.

10.38      Lease Agreement, dated January 5, 1994 by and between Sunshine
           Products, Inc. and James S. Reid, Frances S. Reid and Joan R.
           Milburn.

10.39      Lease Agreement, dated July 1, 1997, between the Company and Cross         --
           Creek Pointe(Previously filed as Exhibit __ to the Company's Form
           10-KSB on March __, 1998 ["1998 Form 10-KSB"] and incorporated by reference.)

10.40      Lease Agreement, dated September 1, 1993, between the Company and          --
           Mariotti Building Product (Previously filed as Exhibit 10.51 to the Company's Registration Statement filed on Form SB-2, No.
           33-52246-NY, declared effective on May 13, 1994 ["Registration
           Statement"] and incorporated herein by reference.)

10.41      Distribution Agreement, dated April 8, 1995, between the Company and       --
           Inter-Health, Inc. (Previously filed as Exhibit 10.02 to the
           Company's Form 10-QSB filed on June 30, 1995 and incorporated herein by reference.)

10.42      Distribution Agreement, dated January 29, 1996, between the Company        --
           and Manta Medical (Previously filed as Exhibit 10.36 to the
           Company's 1996 Form 10-KSB and incorporated herein by reference.)

10.43      Generic Products Agreement, dated September 29, 1997, between the          --
           Company and Innovative Technologies Ltd. (Previously filed as
           Exhibit 10.01 to the Company's Form 10-QSB filed on November 10, 1997 and incorporated herein by reference.)

10.44      Private Label Agreement, dated September 29, 1997, between the             --
           Company and Innovative Technologies Ltd. (Previously filed as
           Exhibit 10.02 to the Company's Form 10-QSB filed on November 10, 1997 and incorporated herein by reference.)

10.45      Asset Purchase Agreement, dated June 21, 1996, between the Company         --
           and Morgan Paris, Inc. (Previously filed as Exhibit 10.01 to the
           Company's Form 8-K filed on June 27, 1996 and incorporated herein by reference.)

10.46      Settlement Agreement and Mutual Release, dated June 21, 1996, between      --
           the Company and Morgan Paris, Inc. (Previously filed as Exhibit
           10.02 to the Company's Form 8-K filed on June 27, 1996 and incorporated herein by reference.)

10.47      Agreement and Release, dated May 29, 1997, between the Company and         --
           Gary L. Borthwick (Previously filed as Exhibit 10 to the Company's
           Form 8-K filed on July 1, 1997 and incorporated herein by reference.)

10.48      Consulting Agreement, dated March 14, 1994, between the Company and        --
           Mary G. Clark (Previously filed as Exhibit 10.80 to the Company's
           Registration Statement and incorporated herein by reference.)

10.49      Agreement and Release, dated December 23, 1996, between the Company        --
           and Donald F. McHale (Previously filed as Exhibit 10.01 to the
           Company's Form 8-K filed on January 6, 1997.)

10.50 Manufacturers Agreement, dated August 25, 1992, between the Company and TapeMark Company.

10.60*     Stock Option Plan, dated July 18, 1991 (Previously filed as Exhibit        --
           10.01 to the Company's Registration Statement and incorporated herein by reference.)

10.61*     Stock Option Plan Amendment, dated January 14, 1994 (Previously filed      --
           as Exhibit 10.02 to the Company's Registration Statement and
           incorporated herein by reference.)

10.62*     Stock Option Plan Amendment, dated November 21, 1995 (Previously           --
           filed as Exhibit 10.03 to the Company's 1996 Form 10-KSB and incorporated herein by reference.)

10.63*     Stock Option Plan Amendment, dated July 14, 1998 (Previously filed as      --
           Appendix C to the Company's Registration Statement on Form S-4 filed
           July 17, 1998 and incorporated herein by reference.)

10.64*     The Company's 401(k) Plan, dated June 30, 1995 (Previously filed as        --
           Exhibit 10.56 to the Company's 1996 Form 10-KSB and incorporated herein by reference.)

21         Information relative to subsidiaries.                                      --

27          Financial Data Schedule.                                                  --

*  Management contract or compensatory plan.



(b)  Reports on Form 8-K

           A current report on Form 8-K was filed on November 13, 1998, and amended on January 11 and February 11, 1999, relative to the Company's acquisition of Sunshine Products, Inc.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DERMA SCIENCES, INC.



March 30, 1999                                  By:   /s/Edward J. Quilty
                                                -------------------------
                                                Edward J. Quilty
                                                Chairman


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.


           Signatures:                                     Title:


     /s/  Edward J. Quilty
--------------------------              Chairman of the Board (Principal
Edward J. Quilty                           Executive Officer)


     /s/  Stephen T. Wills
--------------------------              Vice President and Chief Financial
Stephen T. Wills                           Officer (Principal Financial Officer)


     /s/ Srini Conjeevaram
--------------------------              Director
Srini Conjeevaram


     /s/  John T. Borthwick
---------------------------             Director
John T. Borthwick


     /s/  Laurence F. Lane
--------------------------              Director
Laurence F. Lane


     /s/  Timothy J. Patrick
----------------------------            Director
Timothy J. Patrick