Form 10KSB/A
period 1998-12-31
DERMA SCIENCES INC
filed 1999-05-03
CIK 892160

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A-1


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

           Documents Incorporated by Reference:  None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

           Derma Sciences, Inc. ("Derma Sciences") was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996 Derma Sciences changed its state of domicile to Pennsylvania. In September, 1998, pursuant to an Agreement and Plan of Merger dated as of July 8, 1998, Derma Sciences acquired Genetic Laboratories Wound Care, Inc. ("Genetic Labs") by means of a tax-free reorganization whereby Genetic Labs became a wholly-owned subsidiary of Derma Sciences.

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

Wound Prevention and Treatment

LC Strip Wound closure strip made of a flexible material that allows blood and exudate to escape the wound site. Used for wounds resulting from minimally invasive surgery.

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

Product Sourcing

           The Company maintains manufacturing facilities solely for manufacturing its skin care products. The manufacture of all other products is outsourced. The principal manufacturers of the Company's products are: Applied Labs (Dermagran Spray and Nutrawash); Advanced Medical Solutions Ltd., formerly Innovative Technologies, Inc. (DermaCol, NutraCol, DermaStat, NutraStat, DermaSite and DermaFilm); Technol, Inc. (NutraFil gauze); Topiderm, Inc. (Dermagran Ointment and Nutrashield); and TapeMark Company (LC Strip, Suture Strip, Suture Strip Plus(R), NG Strip, Percu-Stay, UC Strip/Cath-Strip).

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

Employees

           The Company maintained 74 full-time employees at December 31, 1998 and 83 full-time employees at March 30, 1999. The Company employs no part-time employees. The Company considers its employee relations to be satisfactory.

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

Results of Operations

           The following table presents selected financial information for the periods indicated expressed as a percentage of net sales:

                                                    1998                1997
                                              ---------------     --------------
                                              ---------------     --------------
Net sales                                          100.0%               100.0%
Cost of sales ............................           23.4                28.5
                                              ---------------     --------------
                                              ---------------     --------------
Gross profit .............................           76.6                71.5

Selling, general and administrative:......           79.5               107.1
Restructuring charges ....................            6.0                 0.0
Merger related costs .....................            2.8                 0.0
Litigation settlement                                 8.9                 0.0
Other income and expenses, net                       (1.1)               (1.4)
                                              ---------------     --------------

Loss before income taxes............                (19.5)              (34.2)
Income taxes  ............................             .2                  .7

                                              ---------------     --------------
Net loss                                            (19.7%)             (34.9%)
                                              ===============     ==============
Sales Overview

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

           The following table presents sales by product line, expressed in dollars and as a percentage of total increase in net sales:

                                                  YEAR ENDED DECEMBER 31,
                                                                                                             % of Total
         Product Line                           1998                 1997                Variance              Variance
         ------------                           ----                 ----                --------              --------

         Chronic wound care                 $5,534,254            $3,584,765            $1,949,489                  75%

         Wound closure strips
           and fasteners                     3,172,006             3,016,759               155,247                   6%

         Skin care                             502,334                     0               502,334                  19%
                                     -----------------     -----------------     -----------------     ----------------


         Total                              $9,208,594            $6,601,524            $2,607,070                 100%
                                     =================     =================      ================     ================

1998 Compared to 1997

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

           Selling, general and administrative expense for 1998 increased $253,021, or 4%, to $7,322,335 from $7,069,314 in 1997 and decreased as a percentage of sales from 107% in 1997 to 80% in 1998. The increase in selling, general and administrative expense is primarily attributable to 1998 sales of skin care products in the amount of $252,034 compared to none for 1997. Additionally, in 1998 there was an increase in professional fees of $418,457 (primarily legal) and a decrease in bad debt expense of $491,131.

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

           The Company has a short-term line of credit facility for $1,000,000 of which $300,000 was outstanding at December 31, 1998, at a fluctuating rate per annum equal to the prime rate minus 1%, (6.75% at December 31, 1998). This line of credit is secured by cash on deposit with the bank. In 1998 the Company utilized its line of credit primarily for working capital.

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

           Through 1998 the Company has expended $25,000 on the year 2000 issue and intends to spend an additional $20,000 in 1999. To date the Company has not made any contingency plans to address third-party year 2000 risks. The Company plans to formulate contingency plans to the extent necessary in 1999.

ITEM 7.  FINANCIAL STATEMENTS

                                      Index

Description                                                        Page

Report of Independent Auditors............................          16

Balance Sheets............................................          17

Statements of Operations..................................          18

Statements of Cash Flows..................................          19

Statements of Shareholders' Equity........................          20

Notes to Financial Statements.............................          21

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



                                                      /s/    ERNST & YOUNG LLP


Philadelphia, Pennsylvania
February 25, 1999

DERMA SCIENCES, INC

CONSOLIDATED BALANCE SHEETS
==============================================================================
                                                           December 31,
ASSETS                                                  1998           1997
-------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                       $  2,338,552    $ 2,514,560
   Accounts receivable, net of allowances of
     $140,000 in 1998 and $59,000 in 1997             1,378,219        903,869
   Inventories                                        1,645,556      1,309,511
   Current portion of officers' notes receivable         19,330         19,330
   Prepaid expenses and other current assets            216,461        274,989
-------------------------------------------------------------------------------
Total current assets                                  5,598,118      5,022,259

Property and equipment, net                             409,938        262,332

Other Assets
   Officers' notes receivable                            76,034         90,979
   Goodwill and other intangibles, net                1,674,426        416,666
   Other                                                 13,055         60,762
-------------------------------------------------------------------------------
TOTAL ASSETS                                       $  7,771,571    $ 5,852,998
===============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Bank line of credit                             $    300,000    $   549,633
   Accounts payable                                   1,034,415      1,023,364
   Accrued expenses and other
      current liabilities                               970,187        902,532
-------------------------------------------------------------------------------
Total current liabilities                             2,304,602      2,475,529
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock $.01 par value,
      15,000,000 shares authorized;
      issued and outstanding: 6,235,789
      shares in 1998; 6,249,298 in 1997                  62,357         62,493
   Convertible preferred stock $.01 par
      value; 11,750,000 shares authorized;
      issued and outstanding: 5,070,900
      shares in 1998; 1,750,000 in 1997                  50,709         17,500
   Additional paid-in capital                        10,696,991      6,824,535
   Accumulated deficit                               (5,343,088)    (3,527,059)
-------------------------------------------------------------------------------
Total Shareholders' Equity                            5,466,969      3,377,469
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  7,771,571    $ 5,852,998
===============================================================================


See notes to consolidated financial statements

DERMA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
==============================================================================
                                                    Year Ended December 31,
                                                      1998          1997
-------------------------------------------------------------------------------
NET SALES                                        $ 9,208,594    $ 6,601,524

Cost of sales                                      2,155,835      1,884,192
-------------------------------------------------------------------------------
GROSS PROFIT                                       7,052,759      4,717,332
-------------------------------------------------------------------------------
Selling, general and administrative                7,322,335      7,069,314
Restructuring charges                                550,000           --
Merger related costs                                 254,827           --
Litigation settlement                                819,353           --
Other income and expense, net                     (   98,945)    (   93,329)
-------------------------------------------------------------------------------
                                                   8,847,570      6,975,985
-------------------------------------------------------------------------------
Net loss before income taxes                     $(1,794,811)   $(2,258,653)
   Provision for income taxes                         21,218         44,250
-------------------------------------------------------------------------------
NET LOSS                                         $(1,816,029)   $(2,302,903)
==============================================================================

Loss per common share basic and diluted          $(     0.29)   $(     0.37)
==============================================================================

Shares used in computing loss per common share     6,253,181      6,249,671
==============================================================================


See notes to consolidated financial statements

DERMA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
                                                     Year Ended December 31,
                                                         1998            1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                       $(1,816,029)      $(2,302,903)
   Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                 300,634           207,258
        Medicaid rebate adjustments                (  475,866)             -
        Provision for bad debts                        21,233           558,530
        Changes in operating assets and
           liabilities, net of effects
         of purchased business
             Accounts receivable                   (  260,477)          251,150
             Inventories                           (  200,434)          141,279
             Prepaid expenses and other current
              assets                                   63,152             8,294
             Other assets                              50,002        (    7,337)
             Accounts payable                      (  235,683)          193,398
             Accrued expenses and other
              current liabilities                     359,950            34,474
--------------------------------------------------------------------------------
Net cash used in operating activities              (2,193,518)       (  915,857)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Decrease in short-term investments                    -            1,887,171
   Purchases of property and equipment, net        (  124,505)       (  149,970)
   Increase in patents and trademarks              (    3,826)       (   47,855)
   Acquisition of business, net of
      cash acquired                                (1,525,000)             -

Net cash (used in) provided by investing
   Activities                                      (1,653,331)        1,689,346

FINANCING ACTIVITIES
   Net change in bank line of credit               (  249,633)       (  250,367)
   Principal payments on long term debt                  -           (    5,547)
   Proceeds from issuance of convertible
      securities, net of issuance costs             3,955,000         1,571,211
   Purchase (and retirement) of treasury stock     (   39,633)             -
   Proceeds from issuance of common stock               9,514               391
   Collection of officers' notes receivable        (    4,407)          172,230
--------------------------------------------------------------------------------
Net cash provided by financing activities           3,670,841         1,487,918
--------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                (  176,008)        2,261,407

Cash and cash equivalents
   Beginning of year                                2,514,560           253,153
--------------------------------------------------------------------------------
   End of year                                    $ 2,338,552       $ 2,514,560
================================================================================

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
============================================================================================================
                                           Convertible             Additional     Accumu-        Total
                                            Preferred    Common     Paid-In        lated       Shareholders'
                                             Stock       Stock      Capital       Deficit        Equity
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                  $   --      $57,602   $ 5,298,526   $(1,224,156)   $ 4,131,972

Tender of common shares by
   officers for payment of
   notes receivable                             --        ( 116)     ( 23,086)         --        (  23,202)

Issuance of 2,250,000 convertible
   securities on $1,800,000 private
   placement, net of fees                     22,500       --       1,548,711          --        1,571,211

Conversion of convertible
   securities into 500,000 common
   shares in November 1997                    (5,000)     5,000          --            --             --

Other                                           --            7           384          --              391

Net loss                                        --         --            --      (2,302,903)    (2,302,903)
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                    17,500     62,493     6,824,535    (3,527,059)     3,377,469

Tender of common shares by
   officers for payment of
   notes receivable                             --         ( 97)     ( 19,255)         --         ( 19,352)

Issuance of convertible
   securities on $4,000,000
   private placement, net of fees             33,334       --       3,921,666          --        3,955,000

Conversion of convertible shares               ( 125)       125          --            --            --

Purchase and retirement of
   Treasury stock, at cost                      --        ( 370)     ( 39,263)         --         ( 39,633)

Other                                           --          206         9,308          --            9,514

Net loss                                        --         --            --      (1,816,029)    (1,816,029)
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                  $ 50,709    $62,357   $10,696,991   $(5,343,088)   $ 5,466,969
============================================================================================================

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

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

2.         ACQUISITIONS (CONTINUED)

           There were no intercompany transactions or adjustments required to the net assets or retained earnings of the combined companies due to the business combination. Summarized results of operations of the separate companies for the period from January 1 to August 31, 1998 (the date of acquisition is September 9, 1998), are as follows:

                           Company          Genetic Labs                Total

   Net sales            $ 3,585,853         $ 2,048,992             $ 5,634,845
                          ---------           ---------               ---------

   Net income (loss)    $(  831,845)        $    61,762             $(  770,083)
                          ---------         -----------               ---------

           The following is a reconciliation of the amounts of net sales and net income (loss) previously reported for 1997 with restated amounts:

                                                            Year Ended
                                                         December 31, 1997

      Net sales
        As previously reported - Company                    $ 4,010,148
        Reclassification                                       (425,383)
        Genetic Labs                                          3,016,759
                                                              ---------
        As restated                                         $ 6,601,524
                                                              =========

      Net income (loss)
        As previously reported - Company                    $(2,416,244)
        Genetic Labs                                            113,341
                                                              ---------
        As restated                                         $(2,302,903)
                                                              =========

           In 1998, the Company acquired all of the issued and outstanding stock of Sunshine Products in a business combination accounted for as a purchase. Sunshine Products is a manufacturer of general purpose and specialized skincare products for hospitals, nursing homes and other institutional facilities.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

2.         ACQUISITIONS (CONTINUED)

           The results of operations of Sunshine Products are included in the accompanying financial statements since the date of acquisition. The following summarized pro forma (unaudited) information assumes the Sunshine Products acquisition had occurred on January 1, 1997.

                                                    1998             1997
                                                    ----             ----
           Net Sales                           $ 11,564,647      $ 9,312,874
           Net Income                          $ (1,712,942)     $(2,223,970)

           Earnings Per Share:
           Basic and Diluted                   $       (.27)     $      (.39)

    The purchase price was allocated as follows:

           Accounts receivable                 $    235,106
           Inventory                                135,610
           Fixed assets                             133,331
           Intangible assets                      1,447,000
           Liabilities                             (426,047)
                                               -------------

           Total                               $   1,525,000

           Intangible assets of approximately $1,447,000 are classified as goodwill and are being amortized using the straight-line method over twelve years.

3.         RESTRUCTURING CHARGES

           Beginning in September 1998, the board of directors of the Company approved a plan to integrate the acquired companies and consolidate its corporate and operating facilities, including support services. Restructuring charges represent certain non-recurring cost and expenses associated therewith, including but not limited to moving expenses, severance pay, lease penalty payments and professional fees. The restructuring is expected to be completed within nine months.

4.         INVENTORIES

           Inventories comprise the following:

                                                    December 31,
                                                    ------------
                                                 1998         1997
                                                 ----         ----
               Finished goods                $1,446,816   $1,231,908
               Raw materials                     31,972         --
               Supplies                         166,768       77,603
                                             ----------   ----------
                                             $1,645,556   $1,309,511
                                             ==========   ==========

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


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
                                                  =======             =======

6.   GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles comprise the following:

                                                          December 31,
                                                          ------------
                                                     1998                1997
                                                     ----                ----
          Goodwill                            $ 1,497,365           $  50,731
          Patents and trademarks                  454,469             450,643
          Contract rights                         350,000             350,000
                                                ---------             -------
                                                2,301,834             851,374
          Less:   accumulated amortization        627,408             434,708
                                                ---------             -------
                                              $ 1,674,426           $ 416,666
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

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

8.   ACCRUED EXPENSES

     Accrued expenses comprise the following:

                                                           December 31,
                                                           ------------
                                                     1998                1997
                                                     ----                ----
          Salary, wages and severance           $  46,889           $ 321,687
          Professional fees                       205,045             101,200
          Restructuring charges                   463,183                -
          Other                                   125,554             297,461
          Rebates payable                         125,068             163,787
                                                  -------             -------
                                                $ 965,739           $ 884,135
                                                  =======             =======

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
                                                                      =======

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


11.  INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                           ------------
                                                      1998                1997
                                                      ----                ----
      Deferred tax liabilities:
        Prepaid insurance                      $(   10,842)       $(     9,233)
        Patent amortization                     (   76,856)        (    82,748)
                                                 ---------          ----------
              Total deferred tax liabilities    (   87,698)        (    91,981)
                                                 ---------          ----------
      Deferred tax assets:
          Net operating loss carryforwards       1,863,403           1,332,878
          Depreciation                              31,219              26,760
          Amortization of intangibles              108,656              55,513
          Foreign tax, research and
              development credits                   24,559              24,559
          Allowance for bad debts                   32,881              20,297
          Other                                     65,333              70,610
                                                 ---------           ---------
                                                 2,126,051           1,530,617
          Valuation allowance                   (2,038,353)         (1,438,636)
                                                 ---------           ---------
              Total deferred tax assets             87,698              91,981
                                                 ---------           ---------
      Net deferred tax assets                  $      -           $        -
                                                ==========           =========

           The majority of the current year valuation allowance relates to net operating loss carryforwards for which realization is not assured.

           Significant components of the provision for income taxes are as follows:

                                                            December 31,
                                                           ------------
                                                     1998                1997
                                                     ----                ----
      Current:
        Federal                                    $ 19,000          $ 40,000
        State                                         2,218             4,250
                                                     ------            ------
           Total current                           $ 21,218          $ 44,250
                                                     ======            ======

      Deferred:
        Federal                                $       -             $    -
        State                                          -                  -
                                                -----------          --------
           Total deferred                      $       -             $    -
                                                ===========          ========

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
                                                  =======             =======

           At December 31, 1998, the Company has net operating loss carryforwards of approximately $4,780,000 for federal tax purposes that begin to expire in years 2011 through 2018. For state tax purposes, the Company has net operating loss carryforwards of $3,750,000 that expire in years 2004 through 2008. During 1998 the Company had a change in control as defined by the Internal Revenue Code Section 382. Consequently, certain limitations may apply to limit the timing and amount of such net operating loss carryforwards.

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

           CONVERSION TO COMMON STOCK

           On November 24, 1997, investors owning $490,000 of Class A Securities converted their Class A Securities directly into 500,000 shares of common stock and 500,000 Class A Warrants pursuant to the terms of the instruments governing the Class A Securities.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


12.        SHAREHOLDERS' EQUITY (CONTINUED)

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

           STOCK PURCHASE WARRANTS

           At December 31, 1998, the Company had 5,723,400 warrants outstanding to purchase the Company's common stock, all of which are currently exercisable at prices ranging from $.90 to $6.25 and expiring 1997 through 2004.

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

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements



13.        STOCK OPTIONS (CONTINUED)

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

           For purposes of pro forma disclosures, the estimated fair value of traded options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     1998                1997
                                                     ----                ----
      Pro forma net loss                      $(2,369,376)        $(2,715,882)
      Pro forma loss per common share          (      .38)         (      .43)

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


13.        STOCK OPTIONS (CONTINUED)

           A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                                                           1998                                1997
                                                                           ----                                ----
                                                                         Weighted-                           Weighted-
                                                                          Average                             Average
                                                                          Exercise                            Exercise
                                                 Options                   Price              Options          Price
                                                ---------                --------           ----------        -------
      Outstanding - beginning of year           1,338,055                 $ 1.44              587,180         $ 1.91
         Granted                                  760,773                   1.12              906,000           1.12
         Exercised                                    -                       -                    -              -
         Forfeited                             (      -  )                    -            (  155,125)          2.46
                                                ---------                  -----             ---------          ----
      Outstanding - end of year                 2,098,828                 $ 1.32            1,338,055         $ 1.44
                                                =========                   ====            =========           ====

      Exercisable at end of year                1,770,328                                     841,888
                                                =========                                   =========

           Exercise prices for options outstanding under the stock option plan, non-statutory option agreements and employment agreements at December 31, 1998 ranged from $.36 to $3.60. The weighted average fair value of opinions issued was $.87 in 1998.

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

           In 1997, the Company entered into a consulting arrangement with a firm with which the Company's Chief Financial Officer is affiliated to provide financial and accounting services. Total expenses for these services amounted to $75,000 and $85,000 in 1998 and 1997 respectively.

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

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


16.        MEDICAID REBATES

           During 1998 the Company negotiated and received $475,000 related to Medicaid rebate adjustments. Such adjustments are reflected in the accompanying statement of operations.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The directors and executive officers of the Company are:

    NAME                              AGE     POSITION HELD WITH THE COMPANY

    Edward J. Quilty (2)(3).........   48     Chairman of the Board
    Richard S. Mink ................   46     Vice President and Chief Operating Officer
    Charles F. Caudell, III ........   46     Executive Vice President for Field Operations
    Stephen T. Wills, CPA ..........   42     Vice President and Chief Financial Officer
    John T. Borthwick ..............   45     Director of Business Development and Director
    Laurence F. Lane (1)(3).........   53     Director
    Srini Conjeevaram (1)(2)........   40     Director
    Timothy J. Patrick (2)(3).......   40     Director
    Arthur A. Beisang  .............   67     Director
---------------

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

           ARTHUR A. BEISANG has served as a director of the Company since September, 1999. Mr. Beisang has also served as Chief Executive Officer and as Chairman of the board of directors of the Company's Genetic Labs subsidiary since May, 1992 and January, 1988, respectively. He served as President of Genetic Labs from January, 1988 to May, 1992. Mr. Beisang has done post-graduate work at Wayne State University and the University of Minnesota and is a member of the American Association of Tissue Banks.

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

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

           The following table shows all compensation paid by the Company to its Chairman, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 for their services in all capacities during the years 1996, 1997 and 1998:

                                                                   ANNUAL COMPENSATION
                                                                   -------------------                                ALL OTHER
NAME AND PRINCIPAL POSITION                       YEAR           SALARY            BONUS         OPTIONS (#)         COMPENSATION
                                                  ----           ------            -----         -----------         ------------
Edward J. Quilty                                  1998         $150,000          $25,000           380,273(1)            --
Chairman                                          1997         $149,986              --            300,000(2)            --
                                                  1996         $ 59,615              --            150,000               --

Richard S. Mink                                   1998         $157,875          $ 6,000              --                 --
Vice President and                                1997         $100,961          $25,000(3)        200,000               --
Chief Operating Officer

Charles F. Caudell, III                           1998         $157,875          $ 6,000              --                 --
Executive Vice President for                      1997         $100,961              --            200,000               --
Field Operations

Stephen T. Wills, CPA, MST                        1998         $100,000 (4)          --               --                 --
Vice President and                                1997         $ 85,000 (5)          --             75,000               --
Chief Financial Officer



John T. Borthwick (6)                             1998         $180,000              --               --              $ 9,962 (7)
Manager - Manufacturing Representatives           1997         $180,000              --             50,000            $ 9,962 (7)
                                                  1996         $180,000              --               --              $10,861 (7)(8)

---------------------
(1)        Options issued pursuant to the anti-dilution provisions of Mr.
           Quilty's employment agreement, See Option Grants Table below.

(2) Includes 150,000 options originally granted in 1996 and repriced by the Executive Committee of the Board of Directors on April 8, 1997.

(3)        Sign-on bonus.

(4)        Does not include payments of $75,500 made to an affiliate of Mr.
           Wills, Golomb, Wills & Company, PC. See Certain Transactions below.

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

Option Grants Table

           The following table sets forth information regarding grants of stock options to the following named executive officer made for the year ended December 31, 1998:

                                                               PERCENT OF TOTAL       EXERCISE
                                          OPTIONS             OPTIONS GRANTED TO       PRICE
     NAME                               GRANTED (#)            EMPLOYEES IN 1998      ($/SHARE)          EXPIRATION DATE
     ----                               -----------           ------------------      ---------          ---------------

     Edward J. Quilty                   380,273 (1)                50.0%               $1.185               May 22, 2007

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

Aggregate Year End Option Value Table

           The following table sets forth information regarding the aggregate number and value of options to purchase Common Stock held by the named executive officers as of December 31, 1998. No options have been exercised:

                                                        NUMBER OF SHARES                        VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED                      IN-THE-MONEY OPTIONS
                                                OPTIONS AT DECEMBER 31, 1998 (#)              AT DECEMBER 31, 1998 ($)(1)
                                               ----------------------------------           --------------------------------
     NAME                                      EXERCISABLE          UNEXERCISABLE           EXERCISABLE        UNEXERCISABLE
                                               -----------          -------------           -----------        -------------

     Edward J. Quilty .........................    650,273              30,000                      0                   0


     Richard S. Mink ..........................    132,500              67,500                      0                   0


     Charles F. Caudell, III ..................    132,500              67,000                      0                   0


     Stephen T. Wills, CPA.....................     66,665               8,335                      0                   0


     John T. Borthwick ........................    100,000              50,000                      0                   0

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

           The following table sets forth information with respect to the non-qualified stock options owned by directors of the Company in 1998:

                                            OPTIONS                EXERCISABLE OPTIONS AT      EXERCISE PRICE
     NAME                                   GRANTED (#)            DECEMBER 31, 1998 (#)         ($/SHARE)        EXPIRATION DATE
     ----                                   -----------            ---------------------         ---------        ---------------
     Laurence F. Lane                         10,000(1)                     8,000                 $1.125          November 21, 2006
                                              10,000(2)                    10,000                 $1.125          April 7, 2007

------------------------

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

           The Company and Mr. Caudell are currently engaged in negotiations with a view to executing a new employment agreement providing for Mr. Caudell's continued service.

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

           If the Company sells additional Common Stock during the term of the Agreement in a transaction, or related series of transactions, the result of which is to increase the number of shares of Common Stock outstanding by 40%, the Agreement provides that Mr. Borthwick will then be granted such additional stock options, exercisable at $2.31 per share, as may be necessary to enable him to purchase the same percentage of outstanding Common Stock as he maintained prior to such sale or issuance. In addition, in the event of a sale of substantially all of the stock or assets of the Company, or a merger or consolidation of the Company in which the Company is not the surviving entity, or upon the written agreement of the Company to effect such sale, merger or consolidation, Mr. Borthwick will have the option of completing the remaining term of his employment under the Agreement or receiving severance compensation equal to his base compensation earned during the twelve-month period immediately preceding such sale, merger or consolidation. Further, in the event of such sale, merger or consolidation: (1) the stock options granted pursuant to the Agreement will become exercisable in their entirety and will remain exercisable for a period of not less than thirty (30) days; and (2) the promissory note between Mr. Borthwick and the Company dated January 17, 1995 in the original principal amount of $99,530.34 will be forgiven.

           The Agreement further provides that Mr. Borthwick will receive a severance payment of 100% of his base compensation earned during the twelve-month period immediately preceding the expiration of the Agreement if the Company does not renew or extend the term of the Agreement upon expiration thereof. The Agreement also provides that Mr. Borthwick will receive: (i) a vehicle for use primarily (but not exclusively) in the conduct of Company business, (ii) split-dollar life insurance in the face amount of $500,000, and
(iii) disability income insurance providing for payments of 50% of compensation. Mr. Borthwick may not disclose any confidential information of the Company during or after the term of the Agreement, and may not compete with the Company during the term of the Agreement and for a period of one year thereafter.

STOCK OPTION PLAN

           The Company adopted the Stock Option Plan, (the "Plan") in July 1991, and amended the Plan in January, 1994, November 21, 1995 and July 14, 1998. The number of shares of common stock reserved for issuance pursuant to the Plan is 1,500,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) non-qualified stock options ("NQSOs"). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the "Compensation Committee"). Subject to the provisions of the Plan, the Compensation Committee determines who is eligible to receive stock options, together with the nature, amount, timing, exercise price, vesting schedule and all other terms and conditions of the options to be granted.

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

                                                                            NUMBER OF SHARES                      PERCENT
             NAME AND ADDRESS OF BENEFICIAL OWNER (1)                    BENEFICIALLY OWNED (14)           BENEFICIALLY OWNED (14)
             ----------------------------------------                    ----------------------            -----------------------
Srini Conjeevaram (2)..............................................               5,166,670                        45.31%
Hambrecht & Quist California (3)...................................               2,241,668                        26.44%
Redwood Asset Management (4).......................................               1,198,334                        16.37%
Edward J. Quilty (5)...............................................               1,144,107                        15.96%
Mary G. Clark, RN .................................................                 775,474                        12.44%
Aries Funds (6)....................................................                 750,000                        10.70%
John T. Borthwick (7)..............................................                 369,414                         5.82%
Charles F. Caudell, III (8) .......................................                 312,668                         4.82%
Richard S. Mink (9) ...............................................                 284,168                         4.38%
Stephen T. Wills, CPA (10).........................................                 279,168                         4.31%
Arthur A. Beisang (11).............................................                 237,678                         3.81%
Laurence F. Lane (12)..............................................                  26,000                          (*)
Timothy J. Patrick ................................................                       0                          (*)
All directors and officers as a group (9 persons) (13) ............               7,819,871                        75.21%

-------------------------

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

(11)   Ownership consists of: 237,678 shares of Common Stock.

(12) Ownership consists of: 8,000 shares of Common Stock; and exercisable options to purchase 18,000 shares of Common Stock. No additional shares subject to options will become exercisable within 60 days of March 26, 1999.

(13) Ownership consists of: an aggregate of 3,657,845 shares of Common Stock, Class A Preferred and Class B Preferred; and options currently exercisable and exercisable within 60 days of March 26, 1999 to purchase 4,162,026 shares of Common Stock.

(14) The number of shares beneficially owned and the percent beneficially owned by each entity or individual assume the exercise of all exercisable options (including those that would be exercisable within 60 days of March 26, 1999) and the exercise of all warrants owned by such entity or individual.

(*)    Less than one percent


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1998, the Company employed the accounting firm of Golomb, Wills & Company, PC for various tax and financial planning services. Stephen T. Wills, CPA, MST, Vice President and Chief Financial Officer of the Company, is a principal of Golomb, Wills & Company, PC. Payments to Golomb, Wills & Company, PC during 1998 totaled $75,500.

           The Company has a five-year consulting agreement with its founder and former President and director, Mary G. Clark. In 1998 compensation under this agreement was $99,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                         Description                                          Page
------                         -----------                                          ----
3.1        Articles of Incorporation effective June 3, 1996 (previously filed as     --
           Exhibit B to the Company's Proxy Statement filed on April 23, 1996 and incorporated herein by reference).

3.2        Amendment to the Articles of Incorporation effective February 10,         --
           1998 (previously filed as Exhibit A to the Company's Proxy Statement filed on December 22, 1997 and incorporated herein by reference).

3.3        Amendment to the Articles of Incorporation effective October 20, 1998     --
           (previously filed as Exhibit A to the Company's Proxy Statement filed on August 14, 1998 and incorporated herein by reference).

3.4        Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the     --
           Company's Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).

10.01      Agreement and Plan of Merger dated as of July 7, 1998 by and among        --
           Derma Sciences, Inc., Derma Merging Corporation and Genetic
           Laboratories Wound Care, Inc. (previously filed as Appendix A to the
           Company's Form S-4 Registration Statement filed on July 17, 1998 and incorporated herein by reference).

10.02      Stock Purchase Agreement with annexes dated October 29, 1998 by and       --
           among Derma Sciences, Inc., the John G. Vogel, Jr. Revocable Trust
           U/A dated August 23, 1995, Martha A. Crimmins, the Gordon E. Cory
           Revocable Trust U/A dated August 24, 1995, John G. Vogel, Jr., Gordon
           E. Cory and Sunshine Products, Inc. (previously filed as Exhibit 2.1 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).



10.03*     Employment Agreement, dated August 1, 1996, between the Company and       --
           Edward J. Quilty (previously filed as Exhibit 10.41 to the Company's
           Form 10-KSB filed on March 24, 1997 ["1996 Form 10-KSB"] and incorporated herein by reference).

10.04*     Employment Agreement - Amendment and Restatement, dated May 2, 1997,      --
           between the Company and Edward J. Quilty (previously filed as Exhibit
           10.04 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.05*     Senior Management Stock Option Agreement, dated April 30, 1997,           --
           between the Company and Edward J. Quilty (previously filed as Exhibit
           10.05 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.06*     Employment Agreement, dated April 14, 1997 between the Company and        --
           Richard S. Mink (previously filed as Exhibit 10.01 to the Company's
           Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.07*     Employment Agreement, dated April 21, 1997 between the Company and        --
           Charles F. Caudell, III (previously filed as Exhibit 10.02 to the
           Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.08*     Senior Management Stock Option Agreement, dated April 14, 1997,           --
           between the Company and Richard S. Mink (previously filed as Exhibit
           10.10 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.09*     Senior Management Stock Option Agreement, dated April 21, 1997,           --
           between the Company and Charles F. Caudell, III (previously filed as
           Exhibit 10.08 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.10*     Stock Option Agreement, dated July 23, 1997, between the Company and      --
           Stephen T. Wills, CPA, MST (previously filed as Exhibit 10.01 to the
           Company's Form 10-QSB filed on August 15, 1997).

10.11*     Employment Agreement, dated December 29, 1995, between the Company        --
           and John T. Borthwick (previously filed as Exhibit 10.37 to the
           Company's Form 10-KSB filed on March 29, 1996 ["1995 Form 10-KSB"]
           and incorporated herein by reference).

10.12*     Addendum to Employment Agreement, dated March 5, 1997, between the        --
           Company and John T. Borthwick (previously filed as Exhibit 10.38 to the Company's 1996 Form 10-KSB and incorporated herein by reference).

10.13*     Senior Management Stock Option Agreement, dated April 30, 1997,           --
           between the Company and John T. Borthwick (previously filed as
           Exhibit 10.06 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.14*     Employment Agreement, dated December 29, 1995, between the Company        --
           and Robert P. DiGiovine (previously filed as Exhibit 10.41 to the
           Company's 1995 Form 10-KSB and incorporated herein by reference).

10.15*     Employment Agreement - Amendment and Restatement, dated April 30,         --
           1997, between the Company and Robert P. DiGiovine (previously filed as Exhibit 10.03 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.16*     Senior Management Stock Option Agreement, dated April 30, 1997,           --
           between the Company and Robert P. DiGiovine (previously filed as
           Exhibit 10.09 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.17*     Promissory Note, dated January 17, 1995, between the Company and John     --
           T. Borthwick (previously filed as Exhibit 10.73 to the Company's Form
           10-KSB filed on March 30, 1995 ["1994 Form 10-KSB"] and incorporated herein by reference).

10.18*     Stock Option Agreement, dated November 21, 1995, between the Company      --
           and Laurence F. Lane (previously filed as Exhibit 10.51 to the
           Company's 1995 Form 10-KSB and incorporated herein by reference).

10.30*     Employment Agreement, dated May 1, 1998, between the Company and          --
           Arthur A. Beisang (previously filed as Exhibit 10.30 to the Company's
           Form 10-KSB filed on March 31, 1999) ["1998 Form 10-KSB"] and incorporated herein by reference).

10.31*     Employment Agreement, dated May 1, 1998, between the Company and          --
           Robert A. Ersek (previously filed as Exhibit 10.31 to the Company's
           1998 Form 10-KSB and incorporated herein by reference).

10.32*     Employment Agreement, dated May 1, 1998, between the Company and H.       --
           James Thompson (previously filed as Exhibit 10.32 to the Company's
           1998 Form 10-KSB and incorporated herein by reference).



10.33      Stock Option Agreement dated October 29, 1998 by and between Derma        --
           Sciences, Inc. and John G. Vogel, Jr. (previously filed as Exhibit
           10.01 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).

10.34      Stock Option Agreement dated October 29, 1998 by and between Derma        --
           Sciences, Inc. and Martha A. Crimmins (previously filed as Exhibit
           10.02 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).

10.35      Stock Option Agreement dated October 29, 1998 by and between Derma        --
           Sciences, Inc. and Gordon E. Cory (previously filed as Exhibit 10.03 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).

10.36      Settlement Agreement dated June 8, 1998 between Registrant and ABS        --
           LifeSciences, Inc. (previously filed as Exhibit 10 to the Company's
           Form 8-K filed on June 10, 1998 and incorporated by reference).

10.37      Lease Agreement, dated December 16, 1991, between KK Three                --
           Corporation and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.37 to the Company's 1998 Form 10-KSB and incorporated herein by reference).

10.38      Lease Agreement, dated January 5, 1994, between James S. Reid,            --
           Frances S. Reid and Joan R. Milburn and Sunshine Products, Inc.
           (previously filed as Exhibit 10.38 to the Company's 1998 Form 10-KSB and incorporated herein by reference).

10.39      Lease Agreement, dated July 1, 1997, between the Company and Cross        --
           Creek Pointe (previously filed as Exhibit 10.44 to the Company's Form
           10-KSB filed on March 31, 1998 ["1997 Form 10-KSB"] and incorporated by reference).

10.40      Lease Agreement, dated September 1, 1993, between the Company and         --
           Mariotti Building Products (previously filed as Exhibit 10.51 to the
           Company's Registration Statement filed on Form SB-2, No. 33-52246-NY, declared effective on May 13, 1994 ["Registration Statement"] and incorporated herein by reference).

10.41      Distribution Agreement, dated April 8, 1995, between the Company and      --
           Inter-Health, Inc. (previously filed as Exhibit 10.02 to the
           Company's Form 10-QSB filed on June 30, 1995 and incorporated herein by reference).

10.42      Distribution Agreement, dated January 29, 1996, between the Company       --
           and Manta Medical (previously filed as Exhibit 10.36 to the Company's
           1995 Form 10-KSB and incorporated herein by reference).

10.43      Generic Products Agreement, dated September 29, 1997, between the         --
           Company and Innovative Technologies Ltd. (previously filed as Exhibit
           10.01 to the Company's Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).

10.44      Private Label Agreement, dated September 29, 1997, between the            --
           Company and Innovative Technologies Ltd. (previously filed as Exhibit
           10.02 to the Company's Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).

10.45      Asset Purchase Agreement, dated June 21, 1996, between the Company        --
           and Morgan Paris, Inc. (previously filed as Exhibit 10.01 to the
           Company's Form 8-K filed on June 27, 1996 and incorporated herein by reference).

10.46      Settlement Agreement and Mutual Release, dated June 21, 1996, between     --
           the Company and Morgan Paris, Inc. (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on June 27, 1996 and incorporated herein by reference).

10.47      Agreement and Release, dated May 29, 1997, between the Company and        --
           Gary L. Borthwick (previously filed as Exhibit 10 to the Company's
           Form 8-K filed on July 1, 1997 and incorporated herein by reference).

10.48      Consulting Agreement, dated March 14, 1994, between the Company and       --
           Mary G. Clark (previously filed as Exhibit 10.80 to the Company's
           Registration Statement and incorporated herein by reference).

10.49      Agreement and Release, dated December 23, 1996, between the Company       --
           and Donald F. McHale (previously filed as Exhibit 10.01 to the
           Company's Form 8-K filed on January 6, 1997).

10.50      Manufacturers Agreement, dated August 25, 1992, between the Company       --
           and TapeMark Company (previously filed as Exhibit 10.50 to the
           Company's 1998 Form 10-KSB and incorporated herein by reference).



10.60*     Stock Option Plan, dated July 18, 1991 (previously filed as Exhibit       --
           10.01 to the Company's Registration Statement and incorporated herein by reference).

10.61*     Stock Option Plan Amendment, dated January 14, 1994 (previously filed     --
           as Exhibit 10.02 to the Company's Registration Statement and
           incorporated herein by reference).

10.62*     Stock Option Plan Amendment, dated November 21, 1995 (previously          --
           filed as Exhibit 10.03 to the Company's 1995 Form 10-KSB and incorporated herein by reference).

10.63*     Stock Option Plan Amendment, dated July 14, 1998 (previously filed as     --
           Appendix C to the Company's Registration Statement on Form S-4 filed
           July 17, 1998 and incorporated herein by reference).

10.64*     The Company's 401(k) Plan, dated June 30, 1995 (previously filed as       --
           Exhibit 10.56 to the Company's 1995 Form 10-KSB and incorporated herein by reference).

21      Information relative to subsidiaries  (previously filed as Exhibit 21 to     --
        the Company's 1998 Form 10-KSB and incorporated herein by reference).

23.1       Consent of Ernst & Young LLP                                              --

23.2       Consent of Ernst & Young LLP                                              --

23.2       Consent of Ernst & Young LLP                                              --

27         Financial Data Schedule (previously filed as Exhibit 27 to the            --
           Company's 1998 Form 10-KSB and incorporated herein by reference).

*  Management contract or compensatory plan.


(b)  Reports on Form 8-K

           A current report on Form 8-K was filed on November 13, 1998, and amended on January 11 and February 11, 1999 relative to the Company's acquisition of Sunshine Products, Inc.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 DERMA SCIENCES, INC.


May 3, 1999                                  By: /s/ Edward J. Quilty
                                                 -----------------------
                                                 Edward J. Quilty
                                                 Chairman