Form 10QSB
period 1999-03-31
DERMA SCIENCES INC
filed 1999-05-17
CIK 892160

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


               For Quarter Ended              March 31, 1999
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

                         Yes    X                   No
                             ----------                ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date:  March 31, 1999            Class:  Common Stock, par value $.01 per share
                                 Shares Outstanding:  6,235,789

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description

Part I - Financial Information

     Item 1.  Consolidated Financial Statements

          Balance Sheet - March 31, 1999...................................... 2

          Statements of Operations - Three months ended March 31, 1999 and March 31, 1998............................................... 3

          Statements of Cash Flows - Three months ended March 31, 1999 and March 31, 1998............................................... 4

          Notes to Consolidated Financial Statements.......................... 5

     Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................ 8

Part II - Other Information

     Item 1.  Legal Proceedings...............................................10

     Item 6.  Exhibits and Reports on Form 8-K................................10

                              DERMA SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)


                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                       $2,039,975
   Accounts receivable, net                                         1,855,870
   Inventories                                                      1,602,018
   Current portion of officers' notes receivable                       19,330
   Prepaid expenses and other current assets                          249,477
                                                                   ----------
      Total Current Assets                                          5,766,670

PROPERTY AND EQUIPMENT, NET                                           387,552

OTHER ASSETS
   Officers' notes receivable                                          76,034
   Goodwill and other intangibles, net                              1,639,054
   Other                                                               17,508
                                                                   -----------

     Total Assets                                                  $7,886,818
                                                                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank line of credit                                             $1,000,000
   Accounts payable                                                   920,542
   Accrued expenses and other current liabilities                     969,266
                                                                   -----------
      Total Current Liabilities                                     2,889,808
                                                                   -----------


SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 15,000,000 shares
      authorized; issued and outstanding: 6,235,789 shares             62,357
   Convertible preferred stock, $.01 par value; 5,083,333
      shares authorized; issued and outstanding: 5,070,833
      shares                                                           50,709
   Additional paid-in capital                                      10,695,973
   Accumulated deficit                                             (5,812,029)
                                                                   -----------
      Total Shareholders' Equity                                    4,997,010
                                                                   -----------

           Total Liabilities and Shareholders' Equity              $7,886,818
                                                                   ===========



See Notes to Consolidated Financial Statements.

                              DERMA SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        1999            1998
                                                     ----------      -----------
NET SALES                                            $2,583,818      $2,203,710

COST OF SALES                                           898,962         533,218
                                                     ----------      -----------

GROSS PROFIT                                          1,684,856       1,670,492
                                                     ----------      -----------

Selling, general and administrative expenses          2,163,384       1,592,982
Other income and expense, net                            (9,587)        (10,981)
                                                     ----------      -----------
                                                      2,153,797       1,582,001
                                                     ----------      -----------

(Loss) income before provision for income taxes        (468,941)         88,491
Provision for income taxes                                    0          16,880
                                                     ----------      -----------

NET (LOSS) INCOME                                    $ (468,941)        $71,611
                                                     ==========      ===========


(LOSS) INCOME PER COMMON SHARE

Basic and diluted                                        ($0.08)          $0.01
                                                     ==========      ===========

Shares used in computing (loss) income
 per common share                                     6,235,789       6,248,971
                                                     ==========      ===========



See Notes to Consolidated Financial Statements.

                              DERMA SCIENCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   1999                1998
                                                               -----------         -----------
OPERATING ACTIVITIES
   Net (loss) income                                           $ (468,941)         $   71,611
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities
       Depreciation and amortization                               78,413              62,260
       Medicaid rebate adjustments                                      0            (150,000)
       Provision for bad debts                                     13,400                   0
       Changes in operating assets and liabilities
           Accounts receivable                                   (491,051)            (18,647)
           Inventories                                             43,538            (143,635)
           Prepaid expenses and other current assets              (33,016)           (147,343)
           Other assets                                              (861)               (210)
           Accounts payable                                      (113,873)           (161,710)
           Accrued expenses and other current liabilities            (921)           (245,927)
                                                               -----------         -----------
             Net Cash Used in Operating Activities               (973,312)           (733,601)
                                                               -----------         -----------

INVESTING ACTIVITIES
   Purchases of property and equipment, net                       (24,247)             (7,006)
                                                               -----------         -----------
             Net Cash Used In Investing Activities                (24,247)             (7,006)
                                                               -----------         -----------

FINANCING ACTIVITIES
   Net change in bank line of credit                              700,000             139,367
   Principal payments on long term debt                                 0              (1,470)
   Purchase and retirement of treasury stock                       (1,018)
                                                               -----------         -----------
             Net Cash Provided by Financing Activities            698,982             137,897
                                                               -----------         -----------

NET DECREASE  IN CASH AND
   CASH EQUIVALENTS                                              (298,577)           (602,710)

CASH AND CASH EQUIVALENTS AT THE
   BEGINNING OF THE PERIOD                                      2,338,552           2,514,559
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS AT THE
   END OF THE PERIOD                                           $2,039,975          $1,911,849
                                                               ===========         ===========

See Notes to Consolidated Financial Statements.

                              DERMA SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY

           Derma Sciences, Inc. and Subsidiaries (the "Company") is a full line provider of advanced wound and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States and select international markets.

           On September 9, 1998 the Company acquired Genetic Laboratories Wound Care, Inc. ("Genetic Labs"), in a business combination accounted for as a pooling of interests. Genetic Labs markets proprietary wound care products, primarily wound closure strips, specialty fasteners and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives.

           On October 29, 1998 the Company acquired all of the issued and outstanding stock of Sunshine Products, Inc. ("Sunshine Products"), in a business combination accounted for as a purchase. Sunshine Products is a manufacturer of general purpose and specialized skincare products for hospitals, nursing homes and other institutional facilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiaries Genetic Laboratories Wound Care, Inc. and Sunshine Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

           The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           For purposes of presenting cash flows, the Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

                              DERMA SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in Form 10-KSB, as amended, filed with the Securities and Exchange Commission.

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

NOTE 5 - THE NASDAQ STOCK MARKET LISTING

           The Company is not in compliance with the Nasdaq SmallCap Market ("SmallCap Market") listing requirement relative to maintenance of a minimum bid price per share of $1.00. The Company intends to formulate and implement plans for achieving compliance with the SmallCap Market's minimum bid price requirements so as to maintain the Company's SmallCap Market listing.

           The Company's failure to maintain a minimum bid price per share of $1.00 would ultimately result in the Company's common stock being delisted from the SmallCap Market. Were this to occur, the common stock would trade exclusively on the Nasdaq Bulletin Board, the Boston Stock Exchange and the Pacific Exchange. Delisting of the Company's common stock

                              DERMA SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

from the SmallCap Market could make it more difficult for the Company's shareholders to sell their shares and could also make it more difficult for the Company to secure additional financing.

NOTE 6 - YEAR 2000 COMPATIBILITY

           The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date sensitive software may recognize a date using"00" as the year 1900 rather than the year 2000. This could result (for non-compliant systems) in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions and information or engage in similar normal business activities.

           The Company has conducted in depth examinations of its computer systems, and those of its vendors and suppliers, with a view to ascertaining the compliance of these systems with the year 2000. The Company has requested assurances from all vendors from which it has purchased, or from which it may purchase, software that such software will correctly process all date information at all times. The Company has also requested that its suppliers and contractors furnish assurances that their computer systems will correctly process date information relative to the year 2000. The Company, in each of the foregoing cases, has received assurances satisfactory to it relative to the year 2000 issue.

           During 1998 and during the first quarter, 1999, the Company expended $25,000 and $20,000, respectively, in the conduct of the foregoing year 2000 examinations. Based upon these examinations, the Company believes that: (1) its computer systems, and those of its suppliers, are year 2000 compliant, (2) costs associated with addressing the year 2000 issue have not had, and will not have, a material adverse impact on the Company's financial position, and (3) no further examinations relative to the year 2000 issue are warranted.

                              DERMA SCIENCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

Net Sales and Gross Profit

           Net sales for the first quarter, 1999 increased $380,108, or 17%, to $2,583,818 from $2,203,710 in the first quarter, 1998. The increase in net sales is the result of the addition of Sunshine Products net sales of $693,000 offset by decreases in Derma Sciences and Genetic Labs net sales of $294,892 and $18,000, respectively.

           Medicaid rebates incurred by the Company are reflected as a reduction to sales. The quarter ended March 31, 1999 included Medicaid rebates of $64,042 while the quarter ended March 31, 1998 had net Medicaid rebate adjustments which resulted in an increase to sales of $150,000.

           Cost of sales, expressed as a percentage of net sales, increased from 21% in the first quarter, 1998 to 35% in the first quarter, 1999. Aggregate cost of sales increased $365,744, or 69%, to $898,962 in the first quarter, 1999 from $533,218 in the first quarter, 1998. This increase is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

           Gross profit, expressed as a percentage of net sales, decreased from 76% in the first quarter, 1998 to 65% in the first quarter, 1999. This decrease is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales. Aggregate gross profit increased $14,364, or less than 1%, to $1,684,856 in the first quarter, 1999 from $1,670,492 in the first quarter, 1998. The increase in the aggregate gross profit is the net result of the previously mentioned increase in net sales offset by the higher cost of sales of the Sunshine Product skin care line.

Operating Expenses

           Operating expenses increased $571,796, or 36%, from $1,582,001 in the first quarter, 1998 to $2,153,797 in the first quarter, 1999. This increase is primarily attributable to the addition of Sunshine Products and its manufacturing operations, plus the addition of twenty direct sales representatives, which increased wages and travel costs.

Net (Loss) Income

           The Company generated a loss of $468,941, or $0.08 per share, for the first quarter, 1999 compared to income of $71,611, or $0.01 per share, for the first quarter, 1998.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's cash, cash equivalents and short-term investments at March 31, 1999 increased $119,614, or 6%, to $2,039,975 from $1,920,361 at March
31, 1998. The Company's working capital at March 31, 1999 increased $194,966, or 7%, to $2,876,862 from $2,681,896 at March 31, 1998.

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

           The Company has a short-term line of credit facility for $1,000,000, which $1,000,000 was outstanding at March 31, 1999, at a fluctuating rate per annum equal to the prime rate minus 1%, (6.75% at March 31, 1999). This line of credit is secured by cash on deposit with the bank.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           The Company and Hyperion Medical, Inc. ("Hyperion"), on or about March 23, 1999, entered into a Settlement Agreement and stipulated to the entry of a Final Judgment (collectively, "Agreement and Judgment") in the case of Derma Sciences, Inc. vs. Hyperion Medical, Inc. (the "Action"). The Action was instituted by the Company against Hyperion on June 8, 1998 to enjoin Hyperion from infringing the Company's U.S. Patent No. 4,847,083 relative to Dermagran Spray and Dermagran Ointment and to recover damages relative to such infringement.

           The Agreement and Judgment provides as follows: (1) Hyperion admits that U.S. Patent No. 4,847,083 (the "Patent") is valid and enforceable; (2) Hyperion is permanently enjoined from infringing or inducing the infringement of the Patent; (3) the Action is dismissed; and (4) the Company and Hyperion bear their own costs in connection with the Action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS. With the exception of the following, all exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 31, 1999, are incorporated herein by reference.

          Item           Description
          ----           -----------
           27            Financial Data Schedule (filed electronically with the
                         U. S. Securities and Exchange Commission only)

(B) REPORTS ON FORM 8-K. On January 11, 1999 and February 11, 1999 the Company filed amended current reports on Form 8-K relative to its acquisition of Sunshine Products, Inc.

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DERMA SCIENCES, INC.



Dated:  May 14, 1999                        By:  /s/ Stephen T. Wills
                                               ----------------------
                                               Stephen T. Wills, CPA, MST
                                               Vice President and
                                               Chief Financial Officer