Form 10QSB
period 1999-06-30
DERMA SCIENCES INC
filed 1999-08-16
CIK 892160

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


                    For Quarter Ended        June 30, 1999
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

                         Yes   X                 No
                            ----------             ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date:  June 30, 1999          Class:  Common Stock, par value $.01 per share
Shares Outstanding:           6,629,689

================================================================================

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                 Page
                                                                            ----
Part I - Financial Information

  Item 1.  Consolidated Financial Statements

      Balance Sheet - June 30, 1999.........................................   2

      Statements of Operations - Three months ended June 30, 1999
         and June 30, 1998..................................................   3

      Statements of Operations - Six months ended June 30, 1999
         and June 30, 1998..................................................   4

      Statements of Cash Flows - Six months ended June 30, 1999
         and June 30, 1998..................................................   5

      Notes to Consolidated Financial Statements............................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   9

Part II - Other Information

  Item 6.  Exhibits and Reports on Form 8-K.................................  12

                              DERMA SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEET

                                  ( Unaudited )



                          ASSETS                                  June 30, 1999
                                                                 ---------------
CURRENT ASSETS
   Cash and cash equivalents                                         $1,379,300
   Accounts receivable, net                                           2,016,555
   Inventories                                                        1,452,151
   Current portion of officers' notes receivable                         19,330
   Prepaid expenses and other current assets                            349,146
                                                                 ---------------
      Total Current Assets                                           5,216,482

PROPERTY AND EQUIPMENT, NET                                             352,634

OTHER ASSETS
   Officers' notes receivable                                            76,034
   Goodwill and other intangibles, net                                1,610,865
   Other                                                                 13,916
                                                                 ---------------
     Total Assets                                                    $7,269,931

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank line of credit                                               $1,000,000
   Accounts payable                                                   1,355,544
   Accrued expenses and other current liabilities                       951,510
                                                                 ---------------
      Total Current Liabilities                                       3,307,054
                                                                 ---------------

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 30,000,000 shares authorized;
      issued and outstanding: 6,629,689 shares                           66,297
   Convertible preferred stock, $.01 par value; 5,083,333 shares
      authorized; issued and outstanding: 4,695,833 shares               46,958
   Additional paid-in capital                                        10,707,594
   Accumulated deficit                                               (6,857,972)
                                                                 ---------------
      Total Shareholders' Equity                                      3,962,877
                                                                 ---------------
           Total Liabilities and Shareholders' Equity                $7,269,931
                                                                 ===============


See Notes to Consolidated Financial Statements.

                              DERMA SCIENCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  ( Unaudited )


                                                           Three months ended
                                                                 June 30,
                                                            1999         1998
                                                       ------------ ------------

Net Sales                                               $2,452,722   $2,300,589

Cost of Sales                                            1,017,518      480,020
                                                       ------------ ------------

Gross Profit                                             1,435,204    1,820,569
                                                       ------------ ------------

Operating expenses                                       2,489,502    2,584,465
Other income and expense, net                               (8,356)      (3,856)
                                                       ------------ ------------
                                                         2,481,146    2,580,609
                                                       ------------ ------------

Loss before income taxes                                (1,045,942)    (760,040)
Income tax provision                                             0        4,338
                                                       ------------ ------------

Net Loss                                               ($1,045,942)   ($764,378)
                                                       ============ ============


Loss per common share
   Basic and Diluted                                        ($0.16)      ($0.12)
                                                       ============ ============

Shares used in computing loss per common share           6,623,389    6,252,402
                                                       ============ ============


See Notes to Consolidated Financial Statements.

                              DERMA SCIENCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  ( Unaudited )


                                                            Six months ended
                                                                 June 30,
                                                            1999         1998
                                                       ------------ ------------

Net Sales                                               $5,036,540   $4,504,299

Cost of Sales                                            1,916,480    1,013,238
                                                       ------------ ------------

Gross Profit                                             3,120,060    3,491,061
                                                       ------------ ------------

Operating expenses                                       4,652,885    4,177,447
Other income and expense, net                              (17,942)     (14,837)
                                                       ------------ ------------
                                                         4,634,943    4,162,610
                                                       ------------ ------------

Loss before income taxes                                (1,514,883)    (671,549)
Income tax provision                                             0       21,218
                                                       ------------ ------------

Net Loss                                               ($1,514,883)   ($692,767)
                                                       ============ ============


Loss per common share
   Basic and Diluted                                        ($0.24)      ($0.11)
                                                       ============ ============

Shares used in computing loss per common share           6,429,589    6,250,686
                                                       ============ ============


See Notes to Consolidated Financial Statements.

                              DERMA SCIENCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  ( Unaudited )


                                                            Six months ended
                                                                 June 30,
                                                           1999          1998
                                                     -------------- ------------
OPERATING ACTIVITIES
 Net Loss                                            ($ 1,514,883)   ($ 692,767)
 Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                         156,826       125,771
    Medicaid rebate adjustments                                 0      (300,000)
    Provision for bad debts                                26,400             0
    Changes in operating assets and liabilities
       Accounts receivable                               (664,736)     (189,212)
       Inventories                                        193,405       112,958
       Prepaid expenses and other current assets         (132,685)     (100,951)
       Other assets                                         2,731        50,608
       Accounts payable                                   321,129      (118,960)
       Accrued expenses and other current liabilities     (18,677)       34,878
                                                     -------------- ------------
         Net Cash Used in Operating Activities         (1,630,490)   (1,077,675)
                                                     -------------- ------------

INVESTING ACTIVITIES
    Purchases of property and equipment, net              (39,553)      (26,105)
                                                     -------------- ------------
         Net Cash Used in Investing Activities            (39,553)      (26,105)
                                                     -------------- ------------

FINANCING ACTIVITIES
    Net change in bank line of credit                     700,000       139,367
    Principal payments on long term debt                        0        (2,970)
    Purchase and retirement of treasury stock              (1,018)            0
    Proceeds from issuance of convertible securities,
      net of issuance costs                                             440,000
    Proceeds from exercise of stock options, net           11,809             0
                                                     -------------- ------------
      Net Cash Provided by Financing Activities           710,791       576,397
                                                     -------------- ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                       (959,252)     (527,383)

CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE PERIOD                               2,338,552     2,514,559
                                                     -------------- ------------

CASH AND CASH EQUIVALENTS AT THE
  END OF THE PERIOD                                   $ 1,379,300   $ 1,987,176
                                                     ============== ============

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

Note 3 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management,

                              DERMA SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in Form 10-KSB, as amended, filed with the Securities and Exchange Commission.

Note 4 - Income Taxes

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $4,780,000 for federal tax purposes that begin to expire in years 2011 through 2018. For state tax purposes, the Company has net operating loss carryforwards of $3,750,000 that expire in years 2004 through 2008. During 1998 the Company had a change in control as defined by the Internal Revenue Code
Section 382. Consequently, certain limitations may apply to limit the timing and amount of such net operating loss carryforwards. Accordingly, no provision for income taxes has been included in the accompanying financial statements.

Note 5 - The Nasdaq Stock Market Listing

     The Company announced that its shareholders had approved an amendment to its articles of incorporation authorizing a 1:5 reverse split of the Company's common and preferred stock. Implementation of the reverse split is a condition to the Company's continued listing on The Nasdaq SmallCap Market via an exception to Nasdaq's minimum bid price requirements.

     The Company was notified of its failure to maintain the minimum bid price on February 3, 1999 and has been granted a temporary exception to this standard subject to meeting certain conditions. The final date for initiating compliance with these conditions is August 16, 1999.

     In the event the Company is deemed to have met the conditions of the exception, it will continue to be listed on The Nasdaq SmallCap Market. The Company believes that it can meet these conditions, however, there can be no assurance that it will do so. If at some future date the Company's common stock should cease to be listed on The Nasdaq SmallCap Market, it may continue to be listed on the OTC-Bulletin Board. For the duration of the exception (estimated to be 10 trading days), the Company's Nasdaq symbol will be DSCCD.

     The Company's failure to maintain a minimum bid price per share of $1.00 would ultimately result in the Company's common stock being delisted from the SmallCap Market.

                              DERMA SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Were this to occur, the common stock would trade exclusively on the Nasdaq Bulletin Board, the Boston Stock Exchange and the Pacific Exchange. Delisting of the Company's common stock from the SmallCap Market could make it more difficult for the Company's shareholders to sell their shares and could also make it more difficult for the Company to secure additional financing.

Note 6 - Year 2000 Compatibility

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result (for non-compliant systems) in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions and information or engage in similar normal business activities.

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

     During 1998 and during the six months ended June 30, 1999, the Company expended $25,000 and $20,000, respectively, in the conduct of the foregoing year 2000 examinations. Based upon these examinations, the Company believes that: (1) its computer systems, and those of its suppliers, are year 2000 compliant, (2) costs associated with addressing the year 2000 issue have not had, and will not have, a material adverse impact on the Company's financial position, and (3) no further examinations relative to the year 2000 issue are warranted.

                              DERMA SCIENCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

Results of Operations

Net Sales and Gross Profit

     Net sales for the second quarter, 1999 increased $152,133, or 7%, to $2,452,722 from $2,300,589 in the second quarter, 1998. The increase in net sales is the result of the addition of Sunshine Products net sales of $775,151 and an increase in Genetic Labs net sales of $55,101 offset by a decrease in Derma Sciences net sales of $678,119.

     Medicaid rebates incurred by the Company are reflected as a reduction to sales. The quarter ended June 30, 1999 included Medicaid rebates of $23,000 while the quarter ended June 30, 1998 had net Medicaid rebate adjustments which resulted in an increase to sales of $50,000.

     Cost of sales, expressed as a percentage of net sales, increased from 21% in the second quarter, 1998 to 41% in the second quarter, 1999. Aggregate cost of sales increased $537,498 to $1,017,518 in the second quarter, 1999 from $480,020 in the second quarter, 1998. This increase is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

     Gross profit, expressed as a percentage of net sales, decreased from 79% in the second quarter, 1998 to 59% in the second quarter, 1999. Aggregate gross profit decreased $385,365, or 21%, to $1,435,204 in the second quarter, 1999 from $1,820,569 in the second quarter, 1998. These decreases are attributable to the sales mix, primarily the addition of the Sunshine Products skin care line which has a higher cost of sales.

Operating Expenses

     Operating expenses decreased $99,463, or 4%, from $2,580,609 in the second quarter, 1998 to $2,481,146 in the second quarter, 1999. The decrease is attributable to the non-recurring litigation settlement from the second quarter of 1998 totaling $819,353 offset by restructuring charges of $250,000 in the second quarter of 1999 and the addition of Sunshine Products and its manufacturing operations, plus the addition of twenty direct sales representatives, which increased wages and travel costs.

Net Loss

     The Company generated a loss of $1,045,942, or $0.16 per share, for the second quarter, 1999 compared to a loss of $764,378, or $0.12 per share, for the second quarter, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Results of Operations

Net Sales and Gross Profit

     Net sales for the six months ended June 30, 1999 increased $532,241, or 12%, to $5,036,540 from $4,504,299 in the six months ended June 30, 1998. The increase in net sales is the result of the addition of Sunshine Products net sales of $1,468,446 and an increase in Genetic Labs net sales of $51,362 offset by a decrease in Derma Sciences net sales of $987,567.

     Medicaid rebates incurred by the Company are reflected as a reduction to sales. The six months ended June 30, 1999 included Medicaid rebates of $87,042 while the six months ended June 30, 1998 had net Medicaid rebate adjustments which resulted in an increase to sales of $300,000.

     Cost of sales, expressed as a percentage of net sales, increased from 22% in the six months ended June 30, 1998 to 38% in the six months ended June 30, 1999. Aggregate cost of sales increased $903,242, or 89%, to $1,916,480 in the six months ended June 30, 1999 from $1,013,238 in the six months ended June 30, 1998. This increase is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

     Gross profit, expressed as a percentage of net sales, decreased from 78% in the six months ended June 30, 1998 to 62% in the six months ended June 30, 1999. Aggregate gross profit decreased $371,001, or 11%, to $3,120,060 in the six months ended June 30, 1999 from $3,491,061 in the six months ended June 30, 1998. These decreases are attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

Operating Expenses

     Operating expenses increased $472,333, or 11%, from $4,162,610 in the six months ended June 30, 1998 to $4,634,943 in the six months ended June 30, 1999. The increase is attributable to the non-recurring litigation settlement from the six months ended June 30, 1998 totaling $819,353 offset by restructuring charges of $250,000 in the six months ended June 30, 1999 and the addition of Sunshine Products and its manufacturing operations, plus the addition of twenty direct sales representatives, which increased wages and travel costs.

Net Loss

     The Company generated a loss of $1,514,883, or $0.24 per share, for the six months ended June 30, 1999 compared to a loss of $692,767, or $0.11 per share, for the six months ended June 30, 1998.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments at June 30, 1999 decreased $608,603, or 31%, to $1,379,300 from $1,987,903 at June 30, 1998.
The Company's working capital at June 30, 1999 decreased $4,050,535, or 68%, to $1,909,428 from $5,959,963 at June 30, 1998.

     The Company has a short-term line of credit facility for $1,000,000, which $1,000,000 was outstanding at June 30, 1999, at a fluctuating rate per annum equal to the prime rate minus 1%, (6.75% at June 30, 1999). This line of credit is secured by cash on deposit with the bank.

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

          Item            Description
          ----            -----------

          27              Financial Data Schedule (filed electronically with the
                          U. S. Securities and Exchange Commission only)

(b) Reports on Form 8-K. On May 27, 1999, the Company filed a current report on Form 8-K with the Securities and Exchange Commission disclosing that the Company's shareholders approved an amendment to the Company's articles of incorporation increasing the number of authorized shares of common stock from 15,000,000 to 30,000,000. On June 11, 1999, the Company filed a current report on Form 8-K with the Securities and Exchange Commission disclosing that the Company executed a sales agreement for skin care soaps and lotions with Beverly Enterprises, Inc., a large nursing home chain.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DERMA SCIENCES, INC.



Dated:  August 16, 1999                     By:  /s/ Stephen T. Wills
                                                --------------------------------
                                                Stephen T. Wills, CPA, MST
                                                Vice President and
                                                 Chief Financial Officer