Form 10QSB
period 1999-09-30
DERMA SCIENCES INC
filed 1999-11-15
CIK 892160

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 ______________


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1999
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


                         214 Carnegie Center, Suite 100
                               Princeton, NJ 08540
                                 (609) 514-4744
                    (Address including zip code and telephone
                     number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X      No
                                  ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Date:  September 30, 1999         Class:  Common Stock, par value $.01 per share
                                  Shares Outstanding:  1,325,938


================================================================================

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                 Page

Part I - Financial Information

   Item 1.  Consolidated Financial Statements

      Balance Sheet - September 30, 1999..................................... 2

      Statements of Operations - Three months ended September 30, 1999 and September 30, 1998.............................................. 3

      Statements of Operations - Nine months ended September 30, 1999 and September 30, 1998.............................................. 4

      Statements of Cash Flows - Nine months ended September 30, 1999 and September 30, 1998.............................................. 5

      Notes to Consolidated Financial Statements............................. 6

   Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 9

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K................................ 13

                   DERMA SCIENCES, INC.
                CONSOLIDATED BALANCE SHEET

                        (Unaudited)





                          ASSETS                              September 30, 1999
                                                              ------------------
CURRENT ASSETS
   Cash and cash equivalents                                        $1,137,495
   Accounts receivable, net                                          2,139,865
   Inventories                                                       1,273,081
   Current portion of officers' notes receivable                        19,330
   Prepaid expenses and other current assets                           417,818
      Total Current Assets                                           4,987,589

PROPERTY AND EQUIPMENT, NET                                            323,840

OTHER ASSETS
   Officers' notes receivable                                           76,034
   Goodwill and other intangibles, net                               1,579,085
   Other                                                                13,916

     Total Assets                                                   $6,980,464

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank line of credit                                              $  900,000
   Accounts payable                                                  1,325,057
   Accrued expenses and other current liabilities                      770,368
   Convertible bond                                                    800,000
      Total Current Liabilities                                      3,795,425


SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 15,000,000 shares authorized;
      issued and outstanding: 1,325,938 shares                          13,259
   Convertible preferred stock, $.01 par value; 5,083,333 shares
      authorized; issued and outstanding: 939,168 shares                 9,392
   Additional paid-in capital                                       10,798,198
   Accumulated deficit                                             (7,635,810)
      Total Shareholders' Equity                                     3,185,039

           Total Liabilities and Shareholders' Equity               $6,980,464



See Notes to Consolidated Financial Statements.

             DERMA SCIENCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                 ( Unaudited )


                                                          Three months ended
                                                             September 30,
                                                           1999         1998
                                                       ----------   ------------
Net Sales                                              $2,351,765   $2,008,047

Cost of Sales                                           1,041,208      437,606

Gross Profit                                            1,310,557    1,570,441

Operating expenses                                      2,077,726    2,474,061
Other income and expense, net                              10,669      (40,527)
                                                        2,088,395    2,433,534

Loss before income taxes                                 (777,838)    (863,093)
Income tax provision                                            0            0

Net Loss                                              ($  777,838) ($  863,093)


Loss per common share
   Basic and Diluted                                       ($0.59)      ($0.69)

Shares used in computing loss per common share          1,325,938    1,250,672



See Notes to Consolidated Financial Statements.

             DERMA SCIENCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                 ( Unaudited )


                                                           Nine months ended
                                                             September 30,
                                                           1999         1998
                                                       ----------   ------------
Net Sales                                              $7,388,305   $6,512,346

Cost of Sales                                           2,957,689    1,450,844

Gross Profit                                            4,430,616    5,061,502

Operating expenses                                      6,730,611    6,651,507
Other income and expense, net                              (7,273)     (55,363)
                                                        6,723,338    6,596,144

Loss before income taxes                               (2,292,722)  (1,534,642)
Income tax provision                                            0            0

Net Loss                                              ($2,292,722) ($1,534,642)


Loss per common share
   Basic and Diluted                                       ($1.73)      ($1.23)

Shares used in computing loss per common share          1,325,938    1,250,672



See Notes to Consolidated Financial Statements.

                DERMA SCIENCES,  INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS
                    ( Unaudited )


                                                           Nine months ended
                                                              September 30,
                                                           1999          1998
                                                    -------------- -------------
OPERATING ACTIVITIES
 Net Loss                                             ($2,292,722)  ($1,534,642)
 Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                        235,239       189,264
     Medicaid rebate adjustments                                0      (795,866)
     Provision for bad debts                               43,400         1,658
     Changes in operating assets and liabilities
         Accounts receivable                             (805,046)      (49,883)
         Inventories                                      372,475      (219,084)
         Prepaid expenses and other current assets       (201,357)      (62,142)
         Other assets                                       2,731        65,959
         Accounts payable                                 290,642       500,844
         Accrued expenses and other current liabilities  (199,819)      790,082
           Net Cash Used in Operating Activities       (2,554,457)   (1,113,810)

INVESTING ACTIVITIES
     Purchases of property and equipment, net             (57,391)      (39,332)
         Net Cash Used In Investing Activities            (57,391)      (39,332)

FINANCING ACTIVITIES
     Net change in bank line of credit                    600,000       139,367
     Principal payments on long term debt                       0        (4,504)
     Purchase and retirement of treasury stock             (1,018)            0
     Proceeds from issuance of convertible securities,
        net of issuance costs                                   0     3,955,000
     Proceeds from the issuance of common stock                 0        14,558
     Proceeds from exercise of stock options, net          11,809             0
     Proceeds from the sale of convertible bonds          800,000             0
         Net Cash Provided by Financing Activities      1,410,791     4,104,421

NET DECREASE  IN CASH AND
   CASH EQUIVALENTS                                    (1,201,057)    2,951,279

CASH AND CASH EQUIVALENTS AT THE
 BEGINNING OF THE PERIOD                                2,338,552     2,514,560

CASH AND CASH EQUIVALENTS AT THE
 END OF THE PERIOD                                     $1,137,495    $5,465,839

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

Note 3 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial

                              DERMA SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Basis of Presentation (cont.)

information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in Form 10-KSB, as amended, filed with the Securities and Exchange Commission.

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

Note 5 - The Nasdaq Stock Market Listing

     The Company's common stock trades primarily on The Nasdaq SmallCap Market ("Nasdaq"). Nasdaq requires that listed companies maintain a minimum bid price per share of at least $1.00. There can be no assurance that the Company will be able to maintain a minimum bid price of $1.00 per share for its common stock. If the Company's common stock should cease to be listed on Nasdaq, the common stock would trade on the Nasdaq Bulletin Board and the Boston Stock Exchange. Delisting of the Company's common stock from Nasdaq could make it more difficult for the Company's shareholders to sell their shares and could also make it more difficult for the Company to secure additional financing.

                             DERMA SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     During 1998 and during the nine months ended September 30, 1999, the Company expended $25,000 and $20,000, respectively, in the conduct of the foregoing year 2000 examinations. Based upon these examinations, the Company believes that: (1) its computer systems, and those of its suppliers, are year 2000 compliant, (2) costs associated with addressing the year 2000 issue have not had, and will not have, a material adverse impact on the Company's financial position, and (3) no further examinations relative to the year 2000 issue are warranted.

                              DERMA SCIENCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Results of Operations

Net Sales and Gross Profit

     Net sales for the third quarter, 1999 increased $343,718, or 17 %, to $2,351,765 from $2,008,047 in the third quarter, 1998. The increase in net sales is the result of the addition of Sunshine Products net sales of $906,798 offset by a decrease in Genetic Labs net sales of $79,497 and a decrease in Derma Sciences net sales of $483,583.

     Medicaid rebates incurred by the Company are reflected as a reduction to sales. The quarter ended September 30, 1999 included Medicaid rebates of $27,000 while the quarter ended September 30, 1998 had net Medicaid rebate adjustments which resulted in an increase to sales of $499,618.

     Cost of sales, expressed as a percentage of net sales, increased from 22% in the third quarter, 1998 to 44% in the third quarter, 1999. Aggregate cost of sales increased $603,602 to $1,041,208 in the third quarter, 1999 from $437,606 in the third quarter, 1998. This increase is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

     Gross profit, expressed as a percentage of net sales, decreased from 78% in the third quarter, 1998 to 56% in the third quarter, 1999. Aggregate gross profit decreased $259,884, or 17%, to $1,310,557 in the third quarter, 1999 from $1,570,441 in the third quarter, 1998. These decreases are attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

Operating Expenses

     Operating expenses decreased $396,335, or 16%, from $2,474,061 in the third quarter, 1998 to $2,077,726 in the third quarter, 1999. The decrease is attributable to the non-recurring merger and restructure costs in the third quarter of 1998 totaling $748,024 offset by the addition of Sunshine Products and its manufacturing operations, plus the addition of twenty direct sales representatives, which increased wages and travel costs.

Net Loss

     The Company generated a loss of $777,838, or $0.59 per share, for the third quarter, 1999 compared to a loss of $863,093, or $0.69 per share, for the third quarter, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Results of Operations

Net Sales and Gross Profit

     Net sales for the nine months ended September 30, 1999 increased $ 875,959, or 13 %, to $7,388,305 from $6,512,346 in the nine months ended September 30, 1998. The increase in net sales is the result of the addition of Sunshine Products net sales of $2,375,244 offset by a decrease in Genetic Labs net sales of $28,135 and a decrease in Derma Sciences net sales of $1,471,150.

     Medicaid rebates incurred by the Company are reflected as a reduction to sales. The nine months ended September 30, 1999 included Medicaid rebates of $114,042 while the nine months ended September 30, 1998 had net Medicaid rebate adjustments which resulted in an increase to sales of $774,613.

     Cost of sales, expressed as a percentage of net sales, increased from 22% in the nine months ended September 30, 1998 to 40% in the nine months ended September 30, 1999. Aggregate cost of sales increased $1,506,845, or 104%, to $2,957,689 in the nine months ended September 30, 1999 from $1,450,844 in the nine months ended September 30, 1998. This increase is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

     Gross profit, expressed as a percentage of net sales, decreased from 78% in the nine months ended September 30, 1998 to 60% in the nine months ended September 30, 1999. Aggregate gross profit decreased $630,886, or 12%, to $4,430,616 in the nine months ended September 30, 1999 from $5,061,502 in the nine months ended September 30, 1998. These decreases are attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

Operating Expenses

     Operating expenses increased $79,104, or 1%, from $6,651,507 in the nine months ended September 30, 1998 to $6,730,611 in the nine months ended September 30, 1999. The increase is attributable to the non-recurring litigation settlement from the nine months ended September 30, 1998 totaling $819,353 in addition to restructure and merger costs equaling $748,024, offset by restructuring charges of $250,000 in the nine months ended September 30, 1999 and the addition of Sunshine Products and its manufacturing operations, plus the addition of twenty direct sales representatives, which increased wages and travel costs.

Net Loss

     The Company generated a loss of $2,292,722, or $1.73 per share, for the nine months ended September 30, 1999 compared to a loss of $1,534,642, or $1.23 per share, for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments at September 30, 1999 decreased $4,328,344, or 79%, to $1,137,495 from $5,465,839 at September 30, 1998. The Company's working capital at September 30, 1999 decreased $3,986,043, or 77% to $1,192,164 from $5,178,207 at September 30,1998.

     The Company has a short-term line of credit facility with a bank for $1,000,000, of which $900,000 was outstanding at September 30, 1999, at a fluctuating rate per annum equal to the prime rate minus 1%, (7.25% at September 30, 1999). This line of credit is secured by cash on deposit with the bank.

     The Company's convertible bonds in the aggregate principal amount of $800,000 (the "Bonds") mature on August 15, 2000 (the "Maturity Date"). The Company may not have sufficient resources to retire the Bonds on their Maturity Date. The Company is currently investigating alternatives to retirement of the Bonds, including extension of the Maturity Date, refinancing of the Bonds with the proceeds of additional investment capital and/or conversion of the Bonds, in accordance with their terms, into series C preferred stock of the Company. Although there can be no assurance that its efforts in this regard will be successful, the Company believes that it will be able to meet its obligations under the Bonds upon terms acceptable to it.

     The Company has implemented the following measures with a view to increasing operating efficiency:

     (1)  Closed its St. Paul, Minnesota facility;

     (2) Consolidated customer service functions relative to its Genetic Laboratories and Sunshine Products lines in St. Louis, Missouri;

     (3) Consolidated warehousing functions relative to its Genetic Laboratories and Derma Sciences product lines in Old Forge, Pennsylvania; and

     (4) Restructured its sales force eliminating 3 management positions and 11 sales representative positions.

     Closing of the St. Paul facility together with the consolidation of customer service and warehouse operations are expected to result in annual reductions in personnel and site costs of approximately $450,000. Restructuring of the sales force is expected to result in annual reductions in personnel and travel expenses of approximately $1,250,000.

     The Company believes that the foregoing consolidations and restructuring will enable the Company to sustain its upward sales trend, support its customer base and provide a foundation for intermediate and long-term growth.

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

          Item      Description

          27        Financial Data Schedule (filed electronically with the
                    U. S. Securities and Exchange Commission only)

(b) Reports on Form 8-K. On August 6, 1999 the Company filed a current report on Form 8-K with the Securities and Exchange Commission disclosing that the Company's shareholders had approved an amendment to the Company's articles of incorporation effecting a one-for-five reverse split of the Company's common stock, class A convertible preferred stock and class B convertible preferred stock. On August 20, 1999 the Company filed a current report of Form 8-K with the Securities and Exchange Commission disclosing that the Company had completed a private offering of convertible bonds in which an aggregate of $800,000 was raised.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DERMA SCIENCES, INC.



Dated:  November 15, 1999         By:  /s/ Stephen T. Wills
                                      ---------------------------
                                      Stephen T. Wills, CPA, MST
                                      Vice President and Chief Financial Officer