Form 10KSB
period 1999-12-31
DERMA SCIENCES INC
filed 2000-03-31
CIK 892160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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
         Yes      X                 No
            ---------------           --------------

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

         Issuer's revenues for its most recent fiscal year were $10,055,675.

         The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of March 24, 1999, was approximately $2,471,034.

         The number of shares outstanding of each of the issuer's classes of common equity, as of March 24, 2000, was 1,409,272.

         Documents Incorporated by Reference:  None

                                     Part I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

Overview
--------

         Derma Sciences, Inc. ("Derma Sciences") was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996 Derma Sciences changed its state of domicile to Pennsylvania. In September, 1998, pursuant to an Agreement and Plan of Merger dated as of July 8, 1998, Derma Sciences acquired Genetic Laboratories Wound Care, Inc. ("Genetic Labs") by means of a tax-free reorganization whereby Genetic Labs became a wholly-owned subsidiary of Derma Sciences. In December, 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased.

         In 1998, Derma Sciences purchased the stock of Sunshine Products, Inc. ("Sunshine Products") in a cash transaction. As a result of the stock purchase, Sunshine Products became a wholly-owned subsidiary of Derma Sciences.

         Derma Sciences and its subsidiary Sunshine Products are referred to collectively as the "Company." The Company's executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey.

         The Company engages in the marketing and sale of three dermatological products lines: (1) sprays, ointments and dressings for the management of chronic non-healing skin ulcerations such as pressure, diabetic and venous ulcers, surgical incisions and burns; (2) wound closure strips, specialty fasteners and net dressings; and (3) skin care products and disinfectants.

The Company's Markets
---------------------

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

The Company's Products
----------------------

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

Dermagran Wet Dressing             Sterile 4" x 8", 12 ply
(Saline)                           gauze   dressing   saturated   with   sterile
                                   solution, packaged in foil envelopes with peel-down tabs. Used for the management of pressure sores, venous ulcers, incisions, burns and skin irritations.

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

WOUND CLOSURE

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

Percu-Stay                         Sterile,  self-adhesive catheter fastener for
                                   percutaneous  drainage  catheters.  Made of a
                                   combination    of    a     moisture-absorbent
                                   hydrocolloid   surrounded   by   a   pressure
                                   sensitive  adhesive on a  non-woven  backing.
                                   Used   to   secure   percutaneous    drainage
                                   catheters.

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

Whirlpool/Hardsurface              Detergent  and  disinfectant.  Used  to clean
Disinfectant                       and  disinfect any whirlpool or  hardsurface.
                                   Effective   against   a   broad   range    of
                                   microorganisms.


Distribution and Sales
----------------------

DOMESTIC

         The Company employs a direct sales force and utilizes drug wholesalers, specialty dealers and medical - surgical distributors to sell and distribute its products in the hospital, home health, nursing home, and physician office markets. The Company's direct sales force consists of a Vice President for Sales, a Vice President for National Accounts, a Vice President for Distributor Programs, three regional managers, twelve sales representatives and forty-two manufacturer's representatives.

         Direct sales representatives receive a base salary together with commissions. Manufacturer's representatives receive commissions based upon sales in their territory and/or market segment. Compensation to wholesalers, dealers and distributors is derived from markups on the Company's products.

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

eCOMMERCE

         The Company launched an eCommerce initiative in early 2000 with a view to generating sales via the Internet. This initiative currently consists of two web-sites one of which is devoted to the Company's institutional markets and one of which is devoted to individuals caring for themselves at home. Sales generated via the Internet are not material.

Competition
-----------

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

         The Company's chronic wound care products compete principally with those of Bristol Myers-Convatec, Smith & Nephew, Johnson & Johnson and 3M. The Company's largest competitor in the field of wound closure strips is 3M.
However, several generic products compete with the Company's specialty fasteners, including hospital and surgical tapes. The Company's personal skin care products compete with those of Provon, Steris and Coloplast/Sween.

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

Product Sourcing
----------------

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

Patents, Proprietary and Non-Proprietary Technology
---------------------------------------------------

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

         The Company believes that the foregoing patents and patent applications afford reasonable protection to the Company against the unauthorized copying of the technology embodied in the subject products. However, it must be emphasized that: (1) the means whereby the wound care products may stimulate wound healing are unknown, and (2) the chemical and biological processes bearing upon wound healing are highly complex and subject to a wide variety of influences and stimuli. As such, it is possible that others will develop wound healing products equal or superior to those of the Company without infringing the Company's patents.

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

Government Regulation
---------------------

SCOPE OF REGULATION

         The manufacture, distribution and advertising of the Company and its products are subject to regulation by numerous federal and state governmental agencies in the United States and by similar agencies in foreign countries. The United States Food and Drug Administration ("FDA") is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, ("FDC Act") which regulates drugs and devices manufactured and distributed in interstate commerce. Many of the Company's products are classified either as over-the-counter drugs or medical devices pursuant to the FDC Act. The Federal Trade Commission ("FTC") administers the Federal Trade Commission Act ("FTC Act") which regulates the advertising of products including over-the-counter drugs and devices. All states have individual laws that resemble the FDC Act and the FTC Act.

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

         The most  restrictive  controls are applied to devices  placed in Class
III. Class III devices are required to have FDA approval for safety and effectiveness before they can be marketed unless the FDA determines that pre-market approval is not necessary. Pre-market approval necessitates the compilation of extensive safety and effectiveness data which is extremely expensive to compile. Approval of Class III devices may require several years.

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

OVER-THE-COUNTER DRUGS

         Prescription drugs may be dispensed only by or on the prescription of a licensed practitioner and must be labeled: "Caution: Federal law prohibits dispensing without prescription." In general, a drug is restricted to the prescription class if it is not safe for use except under professional supervision. All drugs having characteristics that do not require prescription dispensing are considered to be over-the-counter ("OTC") drugs. Those of the Company's products which are classified as over-the-counter drugs pursuant to the FDC Act are: Dermagran Spray, Dermagran Ointment, Mysotrol, Antibacterial Soap and NutraShield Perineal Protectant.

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

         Dermagran Spray, Dermagran Ointment and NutraShield Perineal Protectant are currently being marketed as over-the-counter skin protectant drug products. Skin protectant products are the subject of an ongoing FDA rule making procedure which will result in the issuance of a final regulation specifying those active ingredients which are permitted in, and designating labeling requirements for, such products. Preliminary Monographs and Tentative Final Monographs applicable to Dermagran Spray and Dermagran Ointment have been issued by the FDA in 1978 and 1984, respectively.

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

Third Party Reimbursement
-------------------------

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

         Medicaid reimbursement of the Company's products is dependent upon Company paid rebates to state Medicaid agencies. Effective January 1, 1991, the Omnibus Budget Reconciliation Act of 1990 requires pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, to enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company's quarterly net sales and the average manufacturer price of the individual products. Prior to 1998, Medicaid rebates ranged between 3% and 5% of the Company's net sales. During 1998 and 1999, Medicaid rebates represented approximately 1% of net sales.

         Medicare is a federally funded program administered by four private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. The majority of the Company's wound care products, together with Cath-Strip and Percu-Stay, are eligible for Medicare reimbursement.

         The Prospective Payment Systems (PPS) enacted by Congress as part of the Balanced Budget Act of 1997 places "per capita" (per patient) limits on the amount of Medicare payments for goods and services provided by skilled nursing facilities. PPS has generally had a negative impact on the long-term care industry as well as suppliers to this industry, including the Company.

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

Product Development
-------------------

         The Company does not conduct in-house product development activities and relies for the expansion of its product lines upon the purchase or licensing of products from outside sources.

Employees
---------

         The  Company  maintained  62  full-time  and 3 part-time  employees  at
December  31,  1999.  The  Company  considers  its  employee   relations  to  be
satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices are located in Princeton, New Jersey. The Company leases these offices on a month-to-month basis at a price of $1,981 per month. The Company has a lease for offices located in Wilkes Barre, Pennsylvania, at a rate of $3,088 per month, that expires June, 2000. The Company has a month-to-month lease for 8,200 square feet of warehouse space in Old Forge, Pennsylvania, at a rate of $1,750 per month. The Company has a lease for 24,000 square feet of office and warehouse space in St. Louis, Missouri, at a rate $7,298 per month which expires in August, 2002 and a month-to-month lease for 2,000 square feet of warehouse space, also in St. Louis, at a rate of $1,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of shareholders during the fourth quarter, 1999.


                                     Part II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock of the Company is traded on Nasdaq under the symbol "DSCI." The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol "DMS." The Company's Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by Nasdaq and, where applicable, as adjusted for a 1:5 stock split implemented on August 2, 1999:

                    Quarter Ended                         High        Low
                    -------------                         ----        ---
                    March 31, 1998                       $10.63      $5.00

                    June 30, 1998                        $11.25      $7.50

                    September 30, 1998                    $8.13      $3.12

                    December 31, 1998                     $5.63      $3.13

                    March 31, 1999                        $3.75      $3.13

                    June 30, 1999                         $3.91      $2.03

                    September 30, 1999                    $1.38      $0.88

                    December 31, 1999                     $2.63      $1.94


         The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company's preferred stock.

         As of the close of business on March 24, 2000, there were 1,243 holders of record of the Common Stock.

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

         In 1999 and 1998, the Company experienced a 9% increase and a 40% increase, respectively, in annual revenue. The Company incurred a net loss of $2,406,306 and $1,816,029 in 1999 and 1998, respectively. The Company's net loss for 1999 was primarily attributable to: (1) litigation costs associated with the Company's defense of its Patent related to Dermagran (R) Ointment totaling $500,000 (discussed below); (2) pricing disruption and loss of customers on certain products associated with the Patent litigation issue, and (3) restructuring costs associated with the consolidation and/or elimination of certain facilities and functions totaling $350,000.

Results of Operations
---------------------

         The following table presents selected financial information for the periods indicated expressed as a percentage of net sales:
                                                 1999             1998
                                            -------------    -------------
Net sales ..........................            100.0%           100.0%
Cost of sales ......................             41.0             23.4
                                            -------------    -------------
                                            -------------    -------------
Gross profit .......................             59.0             76.6

Selling, general and administrative              82.8             97.2
Other income and expenses, net                    0.1             (1.1)
                                            -------------    -------------

Loss before income taxes............            (23.9)           (19.5)
Income taxes  ......................              0.0              0.2

                                            -------------    -------------
Net loss............................             (23.9%)          (19.7%)
                                            =============    =============

Sales Overview
--------------

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

         The following table presents sales by product line, expressed in dollars and as a percentage of total increase in net sales:

                                         Year Ended December 31,
                                                                                        % of Total
      Product Line                       1999               1998             Variance    Variance
      ------------                       ----               ----             --------    --------
      Chronic wound care            $  3,416,970          $5,534,254     $(2,117,284)       (249%)

      Wound closure strips
        and fasteners                  3,159,877           3,172,006         (12,129)        (1%)

      Skin care                        3,478,828             502,334        2,964,365        350%
                                     -----------          ----------       ----------        ----

      Total                          $10,055,675          $9,208,594      $   847,081        100%
                                      ==========           =========    =============        ====

1999 Compared to 1998
---------------------

NET SALES AND GROSS PROFIT

         Net sales increased in 1999 by $847,081, or 9%, to $10,055,675 from $9,208,594 in 1998. The decrease in net sales for the chronic wound care product line of 249% is composed of a $1,512,671 net decrease in product sales and a decrease of Medicaid rebates of $475,866. The wound closure strips and fastener net sales remained constant. The increase of $2,964,365, or 350%, of total net sales, in the skin care product line is due to the Sunshine Products acquisition on October 31, 1998. The net sales of $502,334 reported for 1998 reflected sales for the final two months.

         Cost of sales expressed as a percentage of net sales increased from 23% in 1998 to 41% in 1999. This increase is attributable primarily to the sales mix. The skin care product line had the only increase in sales and also had the highest cost of sales as a percentage of net sales. Cost of sales for the skin care line was 57% and 47% for 1999 and 1998, respectively. This increase in cost of sales is attributable to increased sales in 1998 of high margin products coupled with the refund of Medicaid rebates previously discussed. Cost of sales as a percentage of net sales for the chronic wound care and wound closure strips and fastener lines were 40% and 37% for 1999 and 1998, respectively. Aggregate cost of sales increased $1,970,945 to $4,126,780 in 1999 from $2,155,835 in
1998. The increase in aggregate cost of sales is attributable to the increase in net sales and the current year's sales mix discussed above.

         Gross profit expressed as a percentage of net sales decreased from 77% in 1998 to 59% in 1999. Aggregate gross profit decreased $1,123,864, or 16%, to $5,928,895 in 1999 from $7,052,759 in 1998. Both the decreases in the gross profit percentage and the aggregate gross profit are attributable to the previously discussed increase in net sales and the current year's sales mix.

OPERATING EXPENSES

         Operating expenses, including other income and expense, decreased $512,369, or 6%, from $8,847,570 in 1998 to $8,335,201 in 1999. Merger and restructuring costs decreased $498,024 to $250,000 from $748,024 in 1998. Additionally the ABS Litigation settlement of $819,353, (discussed below), was reflected in the 1998 expenses while no settlements occurred during 1999. A partial offset to these reductions in operating expenses occurred due to the addition of Sunshine Products and its manufacturing operations, plus the increase to the direct sales force which increased wages and travel costs.

         Selling, general and administrative expense for 1999 increased $750,656, or 10%, to $8,072,991 from $7,322,335 in 1998 and remained constant as a percentage of sales at 80%. The increase is primarily due to the addition of Sunshine Products and its manufacturing operations plus additions to the direct sales force which increased wages and travel costs.

LITIGATION SETTLEMENT

         In June 1998 the Company commenced an action in the United States District Court for the Middle District of Florida against Hyperion Medical, Inc. for infringement of the Company's patent on its Dermagran Ointment. Derma further alleged that Hyperion had engaged in unfair competition by misappropriating the formula for Dermagran Ointment. Later in 1998 the Company initiated actions against Medical Resources, Inc. and Corwood Laboratories, Inc. for the same patent infringement and misappropriation causes of action brought against Hyperion.

         During 1999 the foregoing actions were settled pursuant to a stipulation and judgement wherein Hyperion, Medical Resources and Corwood admit the validity and enforceability of the Company's Dermagran Ointment patent and consent to an injunction permanently enjoining them infringing the Company's patent.

         On June 8, 1998 the Company and ABS LifeSciences, Inc. ("ABS"), a subsidiary of Integra Life Sciences, Inc. agreed to settlement of their respective claims and counter claims asserted in the civil action ABS LifeSciences, Inc. v. Derma Sciences, Inc. (the "Action"). The settlement provides that the Company pays ABS a total of $550,000 and return all unsold Chronicure inventory. The settlement further provides for the dismissal of all claims and counter claims asserted in the action. The settlement resulted in a charge to operations of $819,353 in the quarter ended June 30, 1998.

NET LOSS

         The Company incurred net losses in 1999 and 1998 of $2,406,306 and $1,816,029, or $1.84 and $1.45 per share, respectively.

Liquidity and Capital Resources
-------------------------------

         At December 31, 1999 and 1998 the Company had working capital of $1,064,633 and $3,293,516, respectively.

         On August 16, 1999, the Company completed a private placement of its Series C Convertible Bonds ("Series C Bonds") in which an aggregate of $875,000 was raised. The Series C Bonds originally matured on August 15, 2000. However, in March of 2000 the bondholders extended the maturity of the Series C Bonds until January 7, 2001. The Series C Bonds pay interest only, at New York prime, until maturity. Series C Bonds may be converted, at the option of the bondholder, into units ("Series C Units") each consisting of one share of Series C Convertible Preferred Stock ("Series C Preferred Stock") convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $1.10. In March 2000, bondholders owning $475,000 in aggregate principal amount of the Series C Bonds converted the principal and accrued interest of their Series C Bonds into Series C Units.

         On December 29, 1999, the Company completed a private placement of its Series D Convertible Bonds ("Series D Bonds") in which an aggregate of $600,000 was raised. The Series D Bonds originally matured on December 31, 2000. However, in March of 2000 the bondholders extended the maturity of the Series D Bonds until January 7, 2001. The Series D Bonds pay interest only, at New York prime, until maturity. Series D Bonds may be converted, at the option of the bondholder, into units ("Series D Units") each consisting of one share of Series D Convertible Preferred Stock ("Series D Preferred Stock") convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $1.0125. In March 2000, bondholders owning $150,000 in aggregate principal amount of the Series D Bonds converted the principal and accrued interest of their Series D Bonds into Series D Units.

         The Company has a short-term line of credit facility for $1,000,000 of which $650,000 was outstanding at December 31, 1999 at a fluctuating rate per annum equal to the prime rate minus 1%, (7.5% at December 31, 1999). The maturity date of the line is October 31, 2000. Cash on deposit with the bank secures this line of credit. The Company utilizes its line of credit primarily for working capital.

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

THE NASDAQ STOCK MARKET LISTING

     The Company was notified on December 3, 1999 by the NASDAQ Stock Market ("NASDAQ") that it no longer met the minimum $2,000,000 net tangible assets requirement for continued listing on the NASDAQ SmallCap Market. On December 17, 1999 the Company submitted its definitive plan for achieving compliance with this requirement. The NASDAQ staff granted an extension until March 31, 2000 for the Company to provide evidence of such compliance.

         The Company has requested and been granted an additional extension of the March 31, 2000 deadline. The Company believes that it will be able to provide NASDAQ with evidence of its timely compliance with the minimum net tangible assets requirement so as to avoid delisting from the NASDQ SmallCap Market.

         Ultimately, the Company's failure to maintain the minimum net tangible assets requirement would result in the Company's common stock being delisted from the NASDAQ SmallCap Market. Were this to occur, the common stock would trade exclusively on the NASDAQ Bulletin Board, the Boston Stock Exchange and the Pacific Exchange. Delisting of the Company's common stock from the NASDAQ SmallCap Market could make it difficult for the Company's shareholders to sell their shares and could also make it more difficult for the Company to secure additional financing.

YEAR 2000 COMPATIBILITY

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

ITEM 7.  FINANCIAL STATEMENTS

                                      Index
                                      -----
Description                                                                 Page
-----------

Report of Independent Auditors...........................................     16

Balance Sheets...........................................................     17

Statements of Operations.................................................     18

Statements of Shareholders' Equity.......................................     19

Statements of Cash Flows.................................................     20

Notes to Financial Statements............................................     21

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Derma Sciences, Inc.

         We have audited the accompanying balance sheets of Derma Sciences, Inc., as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc., at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                       ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 27, 2000

DERMA SCIENCES, INC.

Consolidated Balance Sheets
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                           December 31,
ASSETS                                             1999                  1998
--------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                     $ 1,221,691        $ 2,338,552
   Accounts receivable, net of allowances of
     $151,400 in 1999 and $140,000 in 1998         2,041,099          1,378,219
   Inventories                                     1,289,138          1,645,556
   Current portion of officers' notes receivable      19,330             19,330
   Prepaid expenses and other current assets         223,120            216,461
--------------------------------------------------------------------------------
Total current assets                               4,794,378          5,598,118

Property and equipment, net                          382,542            409,938

Other Assets
   Officers' notes receivable                         76,034             76,034
   Goodwill and other intangibles, net             1,548,246          1,674,426
   Other                                                 838             13,055
--------------------------------------------------------------------------------
Total Assets                                     $ 6,802,038        $ 7,771,571
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities
   Bank line of credit                           $   650,000        $   300,000
   Accounts payable                                1,261,620          1,034,415
   Accrued expenses and other
     current liabilities                             493,964            970,187
--------------------------------------------------------------------------------
Total current liabilities                          2,405,584          2,304,602
--------------------------------------------------------------------------------
Long-Term Liabilities
   Convertible bonds                               1,325,000                -
--------------------------------------------------------------------------------
Total  liabilities                                 3,730,584          2,304,602
--------------------------------------------------------------------------------
Shareholders' Equity
   Common stock $.01 par value,
     30,000,000 shares authorized;
     issued and outstanding: 1,325,938
     shares in 1999; 1,247,158 in 1998                13,259             12,471
   Convertible preferred stock $.01 par
     value; 11,750,000 shares authorized;
     issued and outstanding: 939,188
     shares in 1999; 1,014,180 in 1998                 9,392             10,142
   Additional paid-in capital                     10,798,197         10,787,444
   Accumulated deficit                            (7,749,394)        (5,343,088)
--------------------------------------------------------------------------------
Total Shareholders' Equity                         3,071,454          5,466,969
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity       $ 6,802,038        $ 7,771,571
--------------------------------------------------------------------------------


See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statements of Operations

--------------------------------------------------------------------------------
                                                     Year Ended December 31,
                                                    1999                 1998
--------------------------------------------------------------------------------
Net sales                                        $10,055,675        $ 9,208,594

Cost of sales                                      4,126,780          2,155,835
--------------------------------------------------------------------------------
Gross profit                                       5,928,895          7,052,759
--------------------------------------------------------------------------------
Operating expenses                                 8,322,991          8,946,515
Other (income) and expense, net                       12,210            (98,945)
--------------------------------------------------------------------------------
                                                   8,335,201          8,847,570

--------------------------------------------------------------------------------
Loss before provision for income taxes            (2,406,306)        (1,794,811)
Provision for income taxes                               -               21,218
--------------------------------------------------------------------------------
Net Loss                                         $(2,406,306)       $(1,816,029)
-------------------------------------------------------------------------------
Loss per common share basic and diluted          $     (1.84)       $     (1.45)
--------------------------------------------------------------------------------
Shares used in computing loss per common share     1,305,928          1,250,636
--------------------------------------------------------------------------------













See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended December 31,
                                                                                   1999                 1998
-------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net loss                                                                    $(2,406,306)          $(1,816,029)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                                               237,966               300,634
       Medicaid rebate adjustments                                                     -                (475,866)
       Provision for bad debts                                                     111,400                21,233
       Changes in operating assets and
         liabilities, net of effects
         of purchased business
           Accounts receivable                                                    (774,280)             (260,477)
           Inventories                                                             356,418              (200,434)
           Prepaid expenses and other current assets                                (6,659)               63,152
           Other assets                                                             12,217                50,002
           Accounts payable                                                        227,205              (235,683)
           Accrued expenses and other current liabilities                         (476,223)              359,950

-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (2,718,262)           (2,193,518)
-------------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchases of property and equipment, net                                        (84,390)             (124,505)
   Increase in patents and trademarks                                                  -                  (3,826)
   Acquisition of business, net of cash acquired                                       -              (1,525,000)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (84,390)           (1,653,331)
-------------------------------------------------------------------------------------------------------------------
Financing Activities
   Net change in bank line of credit                                               350,000              (249,633)
   Proceeds from issuance of convertible
     securities, net of issuance costs                                           1,325,000             3,955,000
   Retirement of treasury stock                                                     (1,018)              (39,633)
   Proceeds from issuance of common stock                                              -                   9,514
   Collection of officers' notes receivable                                            -                  (4,407)
   Proceeds from exercise of stock options                                          11,809                   -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        1,685,791             3,670,841
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       (1,116,861)             (176,008)

Cash and cash equivalents
   Beginning of year                                                             2,338,552             2,514,560
-------------------------------------------------------------------------------------------------------------------
   End of year                                                                 $ 1,221,691          $  2,338,552
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statements of Shareholders' Equity

-------------------------------------------------------------------------------------------------------------------
                                         Convertible                     Additional     Accumu-         Total
                                          Preferred     Common             Paid-In        lated      Shareholders'
                                            Stock          Stock           Capital       Deficit       Equity
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                $ 17,500       $ 62,493     $  6,824,535     $(3,527,059)    $ 3,377,469

Tender of common shares by
   officers for payment of
   notes receivable                            -              (97)         (19,255)            -           (19,352)

Issuance convertible securities on
   $4,000,000 private placement,
   net of fees                              33,334            -          3,921,666             -         3,955,000

Conversion of convertible shares              (125)           125              -               -               -

Purchase and retirement of Treasury
   stock, at cost                              -             (370)         (39,263)            -           (39,633)

Other                                          -              206            9,308             -             9,514

Net loss                                       -              -                -        (1,816,029)     (1,816,029)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  50,709         62,357       10,696,991      (5,343,088)      5,466,969

Conversion of convertible shares            (3,750)         3,750              -               -               -

One-for-Five reverse split                 (37,567)       (53,037)          90,604             -               -

Exercise stock options                         -              189           11,620             -            11,809

Retirement of Treasury
   stock, at cost                              -              -             (1,018)            -            (1,018)

Net loss                                       -              -                -        (2,406,306)     (2,406,306)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               $   9,392       $ 13,259     $ 10,798,197     $(7,749,394)    $ 3,071,454
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Derma Sciences, Inc., and its subsidiaries (the "Company") is a full line provider of advanced wound and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States and select international markets.

         On September 9, 1998, the Company acquired Genetic Laboratories Wound Care, Inc. ("Genetic Labs"), in a business combination accounted for as a pooling of interests. Genetic Labs markets proprietary wound care products; primarily wound closure strips, specialty fasteners and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives. In December, 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased.

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

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - In 1998, the consolidated financial statements include the accounts of Derma Sciences, Inc., and its wholly owned subsidiaries, Genetic Laboratories Wound Care, Inc. and Sunshine Products, Inc. In 1999, Genetic Labs was merged into Derma Sciences whereby the corporate existence of Genetic Labs ceased. All significant intercompany accounts and transactions have been eliminated upon consolidation.

         Use of Estimates - In conformity with accounting principles generally accepted in the United States, the preparation of our financial statements requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates.

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

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reverse Stock Split - In August, 1999, the Company effected a one-for-five reverse split of its Common and Preferred Shares (Note 11). All share and per share amounts for all periods presented have been adjusted for the split.

         Property and Equipment - Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from five to fifteen years.

         Goodwill and Other Intangible Assets - Goodwill and other intangible assets are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited. Goodwill on the Sunshine Products acquisition is being amortized over 12 years. Contract rights are amortized over 15 years.

         Cash Flow Information - Interest paid during 1999 and 1998 amounted to $61,099 and $54,638, respectively. Income taxes paid during 1999 and 1998 amounted to $37,534 and $20,000, respectively.

         Non-cash transactions in 1998 included receipts of 1,935 shares of common stock in repayment of officer's note receivable.

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

         Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.       ACQUISITIONS

         On September 9, 1998, the Company acquired Genetic Labs, in a business combination accounted for as a pooling of interests. Genetic Labs markets proprietary wound care products; primarily wound closure strips, specialty fasteners and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives. Sales generated from foreign countries are payable in U.S. dollars and are not material. Genetic Labs became a wholly owned subsidiary of the Company through the exchange of 338,158 shares of the Company's common stock for all the outstanding stock of Genetic Labs. In December, 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased. The accompanying financial statements for the year ended December 31, 1998 are based on the assumption that the companies were combined for 1998.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


2.       ACQUISITIONS (CONTINUED)

         There were no intercompany transactions or adjustments required to the net assets or retained earnings of the combined companies due to the business combination. Summarized results of operations of the separate companies for the period from January 1 to August 31, 1998 (the date of acquisition is September 9, 1998), are as follows:

                                                               Company             Genetic Labs          Total
                                                              ---------            ------------        ---------
              Net sales                                     $ 3,585,853           $ 2,048,992        $ 5,634,845
                                                              ---------             ---------          ---------

              Net income (loss)                             $  (831,845)          $    61,762        $  (770,083)
                                                             ----------           -----------         -----------


         In 1998, the Company acquired all of the issued and outstanding stock of Sunshine Products in a business combination accounted for as a purchase. Sunshine Products is a manufacturer of general purpose and specialized skincare products for hospitals, nursing homes and other institutional facilities.

         The results of operations of Sunshine Products are included in the accompanying financial statements since the date of acquisition. The following summarized pro forma (unaudited) information assumes the Sunshine Products acquisition had occurred on January 1, 1998.

                                                              1998
                                                              ----
                Net Sales                                 $  11,564,647
                Net Income                                $  (1,712,942)

                Earnings Per Share:
                Basic and Diluted                         $           (1.35)

         The purchase price was allocated as follows:

                Accounts receivable                       $     235,106
                Inventory                                       135,610
                Fixed assets                                    133,331
                Intangible assets                             1,447,000
                Liabilities                                    (426,047)
                                                         ---------------

                Total                                     $   1,525,000
                                                          =============
         Intangible assets of approximately $1,447,000 were classified as goodwill and are being amortized using the straight-line method over twelve years.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


3.       INVENTORIES

         Inventories comprise the following:

                                                                                            December 31,
                                                                                         -----------------
                                                                                      1999                  1998
                                                                                  -----------            -------

              Finished goods                                                    $1,108,244            $1,446,816
              Raw materials                                                         50,693                31,972
              Supplies                                                             159,931               166,768
                                                                                ----------            ----------
                                                                                $1,289,138            $1,645,556
                                                                                 =========             =========


4.       PROPERTY AND EQUIPMENT

         Property and equipment comprise the following:

                                                                                            December 31,
                                                                                         -----------------
                                                                                      1999                  1998
                                                                                  -----------            -------
              Furniture and equipment                                             $952,135              $867,745
              Leasehold improvements                                                14,543                14,543
                                                                                  --------              --------
                                                                                   966,678               882,288
              Less:   Accumulated depreciation                                     584,136               472,350
                                                                                   -------               -------
                                                                                  $382,542              $409,938
                                                                                   =======               =======

5.       GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles comprise the following:

                                                                                            December 31,
                                                                                         -----------------
                                                                                      1999                  1998
                                                                                  -----------            -------
              Goodwill                                                          $1,497,364            $1,497,365
              Patents and trademarks                                               451,417               454,469
              Contract rights                                                      350,000               350,000
                                                                                 ---------             ---------

                                                                                 2,298,782             2,301,834
              Less:   Accumulated amortization                                     750,535               627,408
                                                                                 ---------             ---------
                                                                                $1,548,246            $1,674,426
                                                                                 =========             =========


DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


6.       CONCENTRATION OF CREDIT RISK

         The Company sells almost all of its products to medical supply companies, pharmacies and healthcare providers. At December 31, 1999 and 1998, primarily all of the Company's accounts receivable are from companies in the healthcare industry. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required.

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

7.       Accrued Expenses

         Accrued expenses comprise the following:

                                                                                            December 31,
                                                                                         -----------------
                                                                                      1999                  1998
                                                                                  -----------            -------
              Salary, wages and severance                                         $  85,925            $  46,889
              Professional fees                                                     31,848               205,045
              Restructuring charges                                                121,631               463,183
              Other                                                                186,595               125,554
              Rebates payable                                                       49,873               125,068
                                                                                  --------               -------
                                                                                  $475,872              $965,739
                                                                                   =======               =======

8.       BANK LINE OF CREDIT

         The Company has a $1,000,000 bank line of credit facility, with $650,000 and $300,000 outstanding at December 31, 1999 and 1998, respectively, which amounts approximate fair value. The maturity date of the line is October 31, 2000. The line of credit agreement requires monthly interest payments at prime minus 1%, or 7.5% at December 31, 1999. Cash deposited with the bank of $1,000,000 secures the line of credit.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements

9.       OPERATING LEASES

         The Company has operating lease agreements for its facilities and equipment expiring in various years through 2002. Expense under these agreements amounted to $355,247 and $231,660 in 1999 and 1998, respectively. Minimum future rental payments under non-cancelable operating leases as of December 31, 1999 are:

                   Year Ending
                   December 31,

                      2000                                          $354,072
                      2001                                           324,951
                      2002                                           141,063
                      2003                                             9,526
                                                                   ---------
              Total minimum future rental payments                 $ 829,612
                                                                     =======

10.      INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                            December 31,
                                                                                         -----------------
                                                                                      1999                1998
                                                                                      ----                ----
              Deferred tax liabilities:
                Prepaid insurance                                             $     (4,177)         $    (10,842)
                Contributions                                                         (812)                  -
                Patent amortization                                                (69,176)               (76,856)
                                                                                -----------            ----------
                    Total deferred tax liabilities                                 (74,165)              (87,698)
                                                                                -----------           ----------
              Deferred tax assets:
                 Net operating loss carryforwards                                2,353,095             1,863,403
                 Depreciation                                                       84,350                31,219
                 Amortization of intangibles                                       150,142               108,656
                 Foreign tax, research and
                    development credits                                             24,559                24,559
                           Accrued Expenses                                        189,357                   -
                 Allowance for bad debts                                            61,458                32,881
                 Other                                                               2,263                65,333
                                                                              ------------           -----------
                                                                                 2,865,584             2,126,051
                 Valuation allowance                                            (2,791,419)           (2,038,353)
                                                                                 ---------             ---------
                    Total deferred tax assets                                       74,165                87,698
                                                                               -----------           -----------
              Net deferred tax assets                                         $          -           $         -
                                                                               ===========           ===========


DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


10.      INCOME TAXES (CONTINUED)

         The majority of the current year valuation allowance relates to net operating loss carryforwards for which realization is not assured.

         Significant components of the provision for income taxes are as follows:

                                                                                          December 31,
                                                                                    1999                1998
                                                                                    ----                ----
              Current:
                Federal                                                           $     -               $19,000
                State                                                                   -                 2,218
                                                                                   -------              -------
                  Total current                                                   $     -               $21,218
                                                                                   =======               ======

              Deferred:
                Federal                                                           $     -               $    -
                State                                                                   -                    -
                                                                                   -------               -----
                  Total deferred                                                  $     -               $    -
                                                                                   =======               =====

              Total provision for income taxes                                    $     -               $21,218
                                                                                   =======               ======


         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

                                                                                          December 31,
                                                                                    1999                1998
                                                                                    ----                ----
              Tax benefit at U.S. statutory rates                                $(818,144)          $(610,236)
              State income taxes, net of
                federal benefit                                                    (16,539)             (63,327)
              Increase in valuation allowance                                      809,615              599,717
              Nondeductible expenses                                                25,068               14,950
              Tax on unconsolidated subsidiary
                (pre acquisition)                                                      -                 21,218
                                                                                   -------
              Other                                                                    -                (58,896)
                                                                                   -------             --------
                                                                                 $    0              $   21,218
                                                                                   =======             ========

         At December 31, 1999, the Company has net operating loss carryforwards of approximately $6,200,000 for federal tax purposes that begin to expire in years 2012 through 2019. For state tax purposes, the Company has net operating loss carryforwards of $4,100,000 that expire in years 2004 through 2009. During 1998 the Company had a change in control as defined by the Internal Revenue Code
Section 382. Consequently, certain limitations may apply to limit the timing and amount of such net operating loss carryforwards.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


11.      SHAREHOLDERS' EQUITY

         Increase in Authorized Common Stock

         On May 26, 1999 the Company, upon recommendation of its Board of Directors and approval of its shareholders, amended its articles of incorporation to increase authorized Common Stock from 15,000,000 to 30,000,000 shares. The par value of the Common Stock remains at $.01 per share.

         Reverse Stock Split

         On August 2, 1999 the Company, upon recommendation of its Board of Directors and approval of its shareholders, amended its articles of incorporation to implement a one-for-five reverse split of its Common Stock, Series A Preferred Stock and Series B Preferred Stock pursuant to which: (1) each five issued and outstanding shares of Common Stock were combined into one share of Common Stock; (2) each five issued and outstanding shares of Series A Preferred Stock were combined into one share of Series A Preferred Stock; and
(3) each five issued and outstanding shares of Series B Preferred Stock were combined into one share of Series B Preferred Stock. Fractional shares resulting from the reverse split were rounded to the next higher number of whole shares. The number of authorized shares and the par value of the Common Stock, Series A Preferred Stock and the Series B Preferred Stock were not affected by the reverse split.

         Series A Convertible Bonds

         On November 19, 1997, the Company completed a private placement of its Series A Convertible Bonds ("Series A Bonds") in which an aggregate of $1.8 million was raised. Terms of the Series A Bonds required that upon approval by the Company's shareholders of at least a new class of preferred stock (which approval was obtained in January, 1998) the Series A Bonds automatically convert into units ("Series A Units") at the rate of $4.00 per Series A Unit. Each Series A Unit consists of one share of Series A Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $4.50.

         Series B Convertible Bonds

         On July 14, 1998, the Company completed a private placement of its Series B Convertible Bonds ("Series B Bonds") in which an aggregate of $4.0 million was raised. Terms of the Series B Bonds required that upon approval by the Company's shareholders of at least 666,680 additional shares of preferred stock (which approval was obtained in September, 1998) the Series B Bonds automatically convert into units ("Series B Units") at the rate of $6.00 per Series B Unit. Each Series B Unit consists of one share of Series B Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $6.75.

         Series C Convertible Bonds

     On August 16, 1999, the Company completed a private placement of its Series C Convertible Bonds ("Series C Bonds") in which an aggregate of $875,000 was raised. The Series C Bonds originally matured on August 15, 2000. However, in March of 2000 the bondholders extended the maturity of the Series C Bonds until January 7, 2001. The Series C Bonds pay interest only, at New York prime, until maturity. Series C Bonds may be converted, at the option of the bondholder, into 795,455 units ("Series C Units") each consisting of one share of Series C Convertible Preferred Stock ("Series C Preferred Stock") convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $1.10. In March 2000, bondholders owning $475,000 in aggregate principal amount of the Series C Bonds converted the principal and accrued interest of their Series C Bonds into Series C Units.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


11.      SHAREHOLDERS' EQUITY (CONTINUED)

         Series D Convertible Bonds

     On December 29, 1999, the Company completed a private placement of its Series D Convertible Bonds ("Series D Bonds") in which an aggregate of $450,000 was raised. The Series D Bonds originally matured on December 31, 2000. However, in March of 2000 the bondholders extended the maturity of the Series D Bonds until January 7, 2001. The Series D Bonds pay interest only, at New York prime, until maturity. Series D Bonds may be converted, at the option of the bondholder, into 444,444 units ("Series D Units") each consisting of one share of Series D Convertible Preferred Stock ("Series D Preferred Stock") convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $1.0125. In March 2000, bondholders owning $150,000 in aggregate principal amount of the Series D Bonds converted the principal and accrued interest of their Series D Bonds into Series D Units.

         Preferred Stock

         The Company's shareholders, at a special meeting of shareholders held on January 7, 1998, authorized creation of 1,750,000 shares of preferred stock. The Company's directors then designated 350,000 shares of preferred stock as Series A Convertible Preferred Stock ("Series A Preferred") with the above and below described rights and preferences. Upon authorization of the Series A Preferred, the $1,400,000 of outstanding Series A Convertible Bonds were automatically converted into 350,000 Series A Units (described above under Series A Convertible Bonds) effective as of December 31, 1997. The Series A Preferred bears no dividend and there are no conversion price reset or anti-dilution provisions.

         The Company's shareholders, at a special meeting of shareholders held on September 9, 1998, authorized creation of an additional 10,000,000 shares of preferred stock. The Company's directors then designated 666,680 shares of the 10,000,000 shares of newly authorized preferred stock as Series B Convertible Preferred Stock ("Series B Preferred") with the above and below designated rights and preferences. Upon authorization of the Series B Preferred, the $4,000,000 of the outstanding Series B Convertible Bonds were automatically converted into 666,880 Series B Units (described above under Series B Convertible Bonds). The Series B Preferred bears no dividend and there are no conversion price reset or anti-dilution provisions.

         During 1998, 2,500 shares of Series A Preferred were converted into 2,500 shares of Common Stock.

         During 1999, 75,000 shares of Series A Preferred were converted into 75,000 shares of Common Stock.

         Stock Purchase Warrants

         At December 31, 1999, the Company had 2,532,728 warrants outstanding to purchase the Company's common stock, all of which are currently exercisable at prices ranging from $4.50 to $6.75 and expiring 1999 through 2009.

         DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


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

         The Company has a stock option plan under which options to purchase a maximum of 300,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company, excluding members of the Compensation Committee, and certain outside consultants and advisors to the Company. The option exercise price may not be less than 100% (110% for owners of more than 10% of common stock of the Company on the date of grant) of the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant (five years for owners of more than 10% of the common stock of the Company). No options granted under the plan have been exercised.

         In addition to the options granted under the stock option plan, options to purchase 36,000 and 76,055 shares of common stock were granted to officers and directors in 1999 and 1998 respectively, with exercise prices ranging from $4.00 to $6.00 per share. Options to purchase 3,780 shares of common stock were exercised during 1999.

         Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rate of 6.25% and 6.0%, respectively; dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of 0.830 and 0.885 respectively; and a weighted average life of the option of 4 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different from those of traded options.

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

         For purposes of pro forma disclosures, the estimated fair value of traded options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  1999                1998
                                                --------            ------

     Pro forma net loss                    $(2,603,372)           $(2,369,376)
     Pro forma loss per common share       $     (1.99)           $     (1.90)

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


12.      STOCK OPTIONS (CONTINUED)

         A  summary  of  the  Company's   stock  option   activity  and  related
information for the years ended December 31, follows:

                                                                         1999                               1998
                                                                     -----------                        -----------
                                                                      Weighted-                          Weighted-
                                                                       Average                            Average
                                                                       Exercise                           Exercise
                                                       Options           Price            Options            Price
                                                       -------           -----            -------            -----
           Outstanding - beginning of year             419,766          $ 6.60            267,611           $7.20
              Granted                                   43,000            5.41            152,155            5.60
              Exercised                                 (3,780)           3.12                  -               -
              Forfeited                                (73,100)           4.07                  -               -
                                                       --------                           --------
           Outstanding - end of year                   385,886           $7.00            419,766           $6.60
                                                       =======                            ========

           Exercisable at end of year                  360,866                            357,666
                                                       =======                            =======

         Exercise prices for options outstanding under the stock option plan, non-statutory option agreements and employment agreements at December 31, 1999 ranged from $1.80 to $12.50. The weighted average fair value of options issued was $3.47 in 1999.

13.      RELATED PARTY TRANSACTIONS

         The Company leased office space from a shareholder of the Company under an operating lease which was terminated January 31, 1998. Rent expense under this lease was zero and $3,600 for the years ended December 1999 and 1998, respectively.

         In 1994, the Company entered into a five-year consulting agreement with a director and shareholder. The agreement provides that this individual will provide consulting services to the Company in return for annual compensation of $70,000, to be adjusted from time to time by the Company's President and Chief Executive Officer. In 1999 and 1998, such compensation was $64,291and $99,000 respectively.

         In 1997, the Company entered into a consulting arrangement with a firm with which the Company's Chief Financial Officer is affiliated to provide financial and accounting services. Total expenses for these services amounted to $175,500 and $18,035 in 1999 and 1998, respectively.

14.      OFFICERS' NOTES RECEIVABLE

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

         Repayments of other officers' notes receivable during 1999 and 1998 totaled $0 and $20,000, respectively inclusive of principal and interest.

DERMA SCIENCES, INC.

Notes to Consolidated Financial Statements


15.      MEDICAID REBATES

         During 1999 and 1998 the Company negotiated and received $0 and $475,000, respectively, related to Medicaid rebate adjustments. This amount is reflected in the accompanying statement of operations. At December 31, 1999, the company has estimated that it will receive Medicaid Rebate adjustments of $170,000, which have been recorded as accounts receivable at December 31, 1999.

16.      YEAR 2000 (UNAUDITED)

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

                                    Part III
                                    --------

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

         The directors and executive officers of the Company are:

          Name                                                  Age    Position held with the Company
          ----                                                  ---    ------------------------------
          Edward J. Quilty (2)(3).........................       49    Chairman of the Board and Chief Executive Officer
          Richard S. Mink ................................       47    Vice President and Chief Operating Officer
          Stephen T. Wills, CPA ..........................       43    Vice President and Chief Financial Officer
          Srini Conjeevaram (1)(2)........................       41    Director
          Timothy J. Patrick (1)(2)(3)....................       41    Director
          Mary G. Clark, RN  .............................       67    Director
---------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Nominating Committee.

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

         MARY G. CLARK, RN has served as director of the Company since May, 1999. She founded the Company and has served as a Special Consultant for Scientific Affairs to the Company since March, 1994. She served as Chairman of the Board of the Company from February, 1991 through March, 1994 and Vice
Chairman from April, 1994 to May, 1998. Mrs. Clark served as the Company's President from 1984 to 1990 and as director of the Company from November, 1984 to March, 1994. She is the inventor and original patent holder of the Company's flagship products, Dermagran Spray and Dermagran Ointment. She is also the founder, owner and operator of the Primary Medical and Nutritional Clinic, Old Forge, Pennsylvania, a clinic specializing in medical and nutritional preventative therapies. She has extensive clinical medical experience with emphasis in the nutritional biochemistry and ortho-molecular medicine fields. Mrs. Clark earned a Registered Nurse degree from Scranton State General Hospital in 1954 and a Clinical Nurse Therapist degree in Intensive Cardiovascular Care from Mechanicsburg Rehabilitation Center in 1972. She was appointed by former Pennsylvania Governor Robert P. Casey to membership on the Entrepreneurial Advisory Board for the Commonwealth of Pennsylvania.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed with the exception of reports of Redwood Asset Management, Oslo, Norway.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

         The following table shows all compensation paid by the Company to its Chairman, Chief Financial Officer and each of the Company's executive officers whose compensation exceeded $100,000 for their services in all capacities during the years 1997, 1998 and 1999:

                                                         Annual Compensation
                                                         -------------------                              All Other
Name and Principal Position              Year         Salary              Bonus        Options(#)*      Compensation
---------------------------              ----         ------              -----        -----------      ------------
Edward J. Quilty                         1999        $150,000            $25,000           --                 --
Chairman and Chief Executive Officer     1998        $150,000            $25,000        76,055(1)             --
                                         1997        $149,986               --          60,000(2)             --

Richard S. Mink                          1999        $160,500               --             --                 --
Vice President and                       1998        $157,875            $ 6,000           --                 --
Chief Operating Officer                  1997        $100,961            $25,000(3)     40,000                --

Stephen T. Wills, CPA, MST               1999        $109,500(4)            --          40,000                --
Vice President and                       1998        $100,000(4)            --             --                 --
Chief Financial Officer                  1997        $ 85,000(5)            --          15,000                --

John T. Borthwick (6)                    1999        $180,000               --             --            $  9,962(7)
Vice President for Sales                 1998        $180,000               --             --            $  9,962(7)
                                         1997        $180,000               --          10,000           $  9,962(7)

Charles F. Caudell, III (8)              1999        $160,500               --             --                 --
Former Executive Vice President for      1998        $157,875            $ 6,000           --                 --
Field Operations                         1997        $100,961               --          40,000                --

---------------------------
* All options have been adjusted to effect the Company's 5-for-1 stock split effective August 2, 1999.
(1) Options issued pursuant to the anti-dilution provisions of Mr. Quilty's employment agreement.
(2) Includes 30,000 options originally granted in 1996 and repriced by the Executive Committee of the Board of Directors on April 8, 1997.
(3)      Sign-on bonus.
(4) Does not include payments made to an affiliate of Mr. Wills, Golomb, Wills & Company, PC. See Certain Transactions below.
(5) Represents compensation earned during the period July through December, 1997.
(6) Mr. Borthwick resigned as Chief Executive Officer and President in May, 1997 and November, 1997, respectively.
(7) The Company enrolled Mr. Borthwick in a split-dollar life insurance program on July 1, 1993. The monthly premiums are $830.18 for $500,000 coverage.
(8) Mr. Caudell resigned in August, 1999. Of the compensation shown for 1999, $60,188 represents severance payments.

OPTION GRANTS TABLE

         The following table sets forth information regarding grants of stock options to the following named executive officer made during the year ended December 31, 1999:

                                                    Percent of Total        Exercise
                                   Options         Options Granted to        Price
             Name               Granted (#)         Employees in 1999      ($/Share)       Expiration Date
             ----               -----------        ------------------      ---------       ---------------
   Stephen T. Wills              12,000 (1)              50.0%                 $6.00    March 16, 2009
                                 20,000 (2)              50.0%                 $6.00    December 14, 2008

-------------------
(1)      Options are 100% vested.
(2) Options vest at the rate of 25% per year commencing February 1, 1999. See Employment Arrangements below.

AGGREGATE YEAR END OPTION VALUE TABLE

         The following table sets forth information regarding the aggregate number and value of options to purchase Common Stock held by the named executive officers as of December 31, 1999. No options have been exercised:

                                                Number of Shares                   Value of Unexercised
                                             Underlying Unexercised               In-The-Money Options
                                        Options at December 31, 1999 (#)      At December 31, 1999 ($)(1)
                                        --------------------------------      ---------------------------
   Name                                 Exercisable       Unexercisable       Exercisable      Unexercisable
   ----                                 -----------       -------------       -----------      -------------

   Edward J. Quilty ...................    132,055            4,000                    0               0

   Richard S. Mink ....................     36,000            4,000                    0               0

   Charles F. Caudell, III ............     36,000            4,000                    0               0

   Stephen T. Wills, CPA...............     37,000           10,000                    0               0

   John T. Borthwick ..................     26,000            4,000                    0               0

-------------------
(1) Determined based on the fair market value for the Company's Common Stock at December 31, 1999 of $2.0625 per share.

EMPLOYMENT ARRANGEMENTS

EDWARD  J. QUILTY

         The Company employs Edward J. Quilty, its Chairman and Chief Executive Officer, under an oral agreement (the "Agreement") providing for compensation at the rate of $175,000 per year. The Agreement is subject to termination by the Company or Mr. Quilty at any time and for any reason.

RICHARD S. MINK

         The Company entered into an employment agreement on May 7, 1999 (the "Agreement") with Richard S. Mink, its Vice President and Chief Operating Officer. The Agreement continues for an indefinite term and can be cancelled by either party upon thirty days notice. The Agreement provides that Mr. Mink receive the following: (1) base compensation of $160,500 per year, and (2) incentive compensation as determined by the Company's Board of Directors upon recommendation of the Chairman and Chief Executive Officer.

         The Agreement further provides that if the Agreement is terminated by the Company other than "for cause," Mr. Mink will receive severance pay equal to one year's base salary and the period for Mr. Mink to exercise previously granted stock options will be extended to the earlier of three years from the termination date or the original expiration date of said options.

STEPHEN T. WILLS, CPA, MST

         The Company entered into an employment agreement on February 1, 1999 (the "Agreement") with Stephen T. Wills, CPA, MST, its Vice President and Chief Financial Officer. The Agreement continues for an indefinite term and can be cancelled by either party upon thirty days notice. The Agreement provides that Mr. Wills receive the following: (1) base salary of $102,000 per year, together with incentive compensation as may be awarded upon the recommendation of the Chairman and approved by the Board of Directors; and (2) 20,000 non-qualified stock options, exercisable at $6.00, which options become exercisable in 5,000 increments on February 1, 1999, December 15, 1999, December 15, 2000 and December 15, 2001. These options become 100% exercisable upon a change in ownership of in excess of 75% of the Company or the sale by the Company of substantially all of its assets. Upon termination of the Agreement by the Company without cause, the Company will pay Mr. Wills a severance payment equal to his salary for one year and will extend the period to exercise the options granted under the Agreement to the earlier of five years or December 14, 2008.

JOHN T. BORTHWICK

         The Company entered into a five-year employment agreement on December 29, 1995, as amended on March 5, 1997, (the "Agreement") with John T. Borthwick, its Director of Business Development and former President and Chief Executive Officer. The Agreement provides that Mr. Borthwick will receive base compensation of $180,000 during the calendar years 1996, 1997 and 1998 and base compensation for the calendar years 1999 and 2000 to be determined by the Board of Directors upon the recommendation of the Compensation Committee, together with such incentive and/or bonus compensation as may be awarded upon the recommendation of the Compensation Committee; provided, however, incentive and/or bonus compensation, if any, will be predicated upon the extent to which the Company attains its earnings goals and the extent of Mr. Borthwick's contributions thereto. As additional compensation, the Agreement grants Mr. Borthwick 20,000 non-qualified stock options, exercisable at a price of $11.25 per share, of which all were vested as of January 1, 2000.

         If the Company sells additional Common Stock during the term of the Agreement in a transaction, or related series of transactions, the result of which is to increase the number of shares of Common Stock outstanding by 40%, the Agreement provides that Mr. Borthwick will then be granted such additional stock options, exercisable at $11.55 per share, as may be necessary to enable him to purchase the same percentage of outstanding Common Stock as he maintained prior to such sale or issuance. In addition, in the event of a sale of substantially all of the stock or assets of the Company, or a merger or consolidation of the Company in which the Company is not the surviving entity, or upon the written agreement of the Company to effect such sale, merger or consolidation, Mr. Borthwick will have the option of completing the remaining term of his employment under the Agreement or receiving severance compensation equal to his base compensation earned during the twelve-month period immediately preceding such sale, merger or consolidation. Further, in the event of such sale, merger or consolidation: (1) the stock options granted pursuant to the Agreement will become exercisable in their entirety and will remain exercisable for a period of not less than thirty (30) days; and (2) the promissory note between Mr. Borthwick and the Company dated January 17, 1995 in the original principal amount of $99,530.34 will be forgiven.

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

STOCK OPTION PLAN

         The Company adopted the Stock Option Plan, (the "Plan") in July 1991, and amended the Plan in January, 1994, November 21, 1995 and July 14, 1998. The number of shares of common stock reserved for issuance pursuant to the Plan is 300,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) non-qualified stock options ("NQSOs"). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the "Compensation Committee"). Subject to the provisions of the Plan, the Compensation Committee determines who is eligible to receive stock options, together with the nature, amount, timing, exercise price, vesting schedule and all other terms and conditions of the options to be granted.

         Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Stock options granted under the Plan which have lapsed or terminated revert to the status of "unissued" and become available for reissuance.

         At December 31, 1999, options to purchase 76,200 shares of the Company's common stock at prices ranging from $4.00 to $5.625 per share had been granted under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 24, 2000 certain information regarding the current beneficial ownership of shares of the Company's Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:

                                                                 Number of Shares                  Percent
Name and Address of Beneficial Owner (1)                      Beneficially Owned(12)       Beneficially Owned(12)
----------------------------------------                      ----------------------       ----------------------
Srini Conjeevaram (2)..................................              2,651,496                      65.30%
Hambrecht & Quist California (3).......................                993,788                      41.36%
Redwood Asset Management (4)...........................                573,562                      30.57%
Edward J. Quilty (5)...................................                371,117                      21.35%
Mary G. Clark, RN (6) .................................                155,095                      11.01%
Stephen T. Wills, CPA (7)..............................                135,920                      8.84%
Richard S. Mink (8) ...................................                 86,107                      5.78%
John T. Borthwick (9)..................................                 79,883                      5.56%
Timothy J. Patrick (10)................................                  2,000                       (*)
All directors and officers as a group (6 persons) (11)               3,481,617                      74.40%

(1)   Except as otherwise noted, the address of each of the persons listed is:
      214 Carnegie Center, Suite 100, Princeton, New Jersey 08540.
(2) Srini Conjeevaram is a general partner of the Galen III Partnerships. The Galen III Partnerships can be reached at: 610 Fifth Avenue, Fifth Floor, New York, New York 10020. Includes shares owned by Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. Ownership consists of: 125,000 shares of Class A Convertible Preferred Stock ("Class A Preferred"); 75,000 warrants to purchase Common Stock exercisable at $4.50 per share ("Class A Warrants"); 416,667 shares of Class B Convertible Preferred Stock ("Class B Preferred"); 416,667 warrants to purchase Common Stock exercisable at $6.75 per share ("Class B Warrants"); bonds convertible into 363,636 shares of Class C Convertible Preferred Stock ("Class C Preferred") and 363,636 warrants to purchase Common Stock exercisable at $1.10 per share ("Class C Warrants"); bonds convertible into 444,445 shares of Class D Convertible Preferred Stock ("Class D Preferred") and 444,445 warrants to purchase Common Stock exercisable at $1.01 per share ("Class D Warrants"); and exercisable options to purchase 2,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 24, 2000.
(3) Hambrecht & Quist California can be reached at: One Bush Street, San Francisco, California 94104. Ownership consists of: 122,500 shares of Class A Preferred; 122,500 Class A Warrants; 101,667 shares of Class B Preferred; 101,667 Class B Warrants; bonds convertible into 272,727 shares of Class C Preferred and 272,727 Class C Warrants.
(4) Redwood Asset Management can be reached at: Ovre Ullorn Terrasse 32, 0358 Oslo, Norway. Ownership consists of: 106,334 shares of Common Stock; 50,000 Class A Warrants; 83,334 Class B Warrants; 68,182 shares of Class C Preferred; 68,182 Class C Warrants; 98,765 shares of Class D Preferred; and 98,765 Class D Warrants.
(5) Ownership consists of: 42,100 shares of Common Stock; 38,000 Class A Warrants; 8,334 shares of Class B Preferred; 8,334 Class B Warrants; 45,455 shares of Class C Preferred; 45,455 Class C Warrants; 24,692 shares of Class D Preferred; 24,692 Class D Warrants; and exercisable options to purchase 134,055 shares of

      Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 24, 2000.
(6)   Ownership consists of:  155,095 shares of Common Stock.
(7) Ownership consists of 7,750 shares of Common Stock; 7,750 Class A Warrants; 4,167 shares of Class B Preferred; 4,167 Class B Warrants; 22,728 shares of Class C Preferred; 22,728 Class C Warrants; 14,815 shares of Class D Preferred; 14,815 Class D Warrants; and exercisable options to purchase 37,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 24, 2000.
 (8) Ownership consists of: 6,250 shares of Common Stock; 6,250 Class A Warrants; 4,167 shares of Class B Preferred; 4,167 Class B Warrants; 13,637 shares of Class C Preferred; 13,637 Class C Warrants; and options to purchase 38,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 24, 2000.
(9) Ownership consists of: 51,883 shares of Common Stock; and exercisable options to purchase 28,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 24, 2000.
(10) Ownership consists of exercisable options to purchase 2,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 24, 2000.
(11) Ownership consists of: an aggregate of 3,240,562 shares of Common Stock, Class A Preferred, Class B Preferred, Class C Preferred and Class D Preferred; and options currently exercisable and exercisable within 60 days of March 24, 2000 to purchase 241,055 shares of Common Stock.
(12) The number of shares beneficially owned and the percent beneficially owned by each entity or individual assume the exercise of all exercisable options (including those that would be exercisable within 60 days of March 24, 2000), the conversion of all convertible bonds into units consisting of warrants to purchase Common Stock and Convertible Preferred Stock and the exercise of all warrants and the conversion into Common Stock of all Convertible Preferred Stock owned by such entity or individual. The percent beneficially owned is a fraction the numerator of which is the number of shares of Common Stock beneficially owned by each entity or individual and the denominator of which is the number of outstanding shares of Common Stock plus the number of shares of Common Stock which would be issued upon exercise by the subject entity or individual of its/his/her own options and warrants, the conversion into units of its/his/her own convertible bonds and the conversion into Common Stock of its/his/her own Convertible Preferred Stock. This method of computing the percent beneficially owned results in the aggregate ownership percentages exceeding 100%.
(*)   Less than one percent

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company employs the accounting firm of Golomb, Wills & Company, PC for various tax and financial planning services. Stephen T. Wills, CPA, MST, Vice President, Chief Financial Officer and nominee for director of the Company, is a principal of Golomb, Wills & Company, PC. Payments to Golomb, Wills & Company, PC during 1998 and 1999 totaled $175,500 and $18,035, respectively.

         The Company has an oral consulting agreement with its founder, director and former President, Mary G. Clark, RN. In 1999 compensation under this agreement was $64,292.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                                                   Description                                             Page
-------                                                  -----------                                             ----
3.1                  Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the       --
                        Company's Proxy Statement filed on April 23, 1996 and incorporated herein by reference).





3.2                  Amendment to the Articles of Incorporation effective February 10, 1998 (previously           --
                        filed as Exhibit A to the Company's Proxy Statement filed on December 22, 1997 and incorporated herein by reference).
3.3                  Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed      --
                        as Exhibit A to the Company's Proxy Statement filed on August 14, 1998 and incorporated herein by reference).
3.4                  Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as       --
                        Exhibit A to the Company's Proxy Statement filed on April 13, 1999 and incorporated herein by reference).
3.5                  Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed        --
                        as Exhibit 3 to the Company's Form 8-K filed on August 6, 1999 and incorporated herein by reference).
3.6                  Certificate of Designations, Voting Powers, Preferences and Rights of the Series of          --
                        Preferred Stock of Derma Sciences, Inc. to be Designated Series C Convertible
                        Preferred Stock (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on August 20, 1999 and incorporated herein by reference).
3.7                  Certificate of Designations, Voting Powers, Preferences and Rights of the Series of          --
                        Preferred Stock of Derma Sciences, Inc. to be Designated Series D Convertible
                        Preferred Stock (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on January 10, 2000 and incorporated herein by reference).
3.8                  Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company's Form         --
                        10-QSB filed on August 15, 1997 and incorporated herein by reference).
10.01                Agreement and Plan of Merger dated December 27, 1999 by and among Derma Sciences, Inc.       --
                        and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the
                        Company's Form 8-K filed on January 10, 2000 and incorporated herein by reference).
10.02                Stock Purchase Agreement with annexes dated October 29, 1998 by and among Derma              --
                        Sciences, Inc., the John G. Vogel, Jr. Revocable Trust U/A dated August 23, 1995,
                        Martha A. Crimmins, the Gordon E. Cory Revocable Trust U/A dated August 24, 1995,
                        John G. Vogel, Jr., Gordon E. Cory and Sunshine Products, Inc. (previously filed as
                        Exhibit 2.1 to the Company's Form 8-K filed on November 13, 1998 and incorporated herein by reference).
10.03*               Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and      --
                        Edward J. Quilty (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).
10.04*               Senior Management Stock Option Agreement, dated April 14, 1997, between the Company and      --
                        Richard S. Mink (previously filed as Exhibit 10.10 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).
10.05*               Employment Agreement, dated May 7, 1999, between the Company and Richard S. Mink             --
10.06*               Employment Agreement, dated February 1, 1999, between the Company and Stephen T. Wills,
                        CPA, MST
10.07*               Stock Option Agreement, dated July 23, 1997, between the Company and Stephen T. Wills,       --
                        CPA, MST (previously filed as Exhibit 10.01 to the Company's Form 10-QSB filed on
                        August 15, 1997 and incorporated herein by reference).
10.08*               Employment Agreement, dated December 29, 1995, between the Company and John T.               --
                        Borthwick (previously filed as Exhibit 10.37 to the Company's Form 10-KSB filed on
                        March 29, 1996 and incorporated herein by reference).
10.09*               Addendum to Employment Agreement, dated March 5, 1997, between the Company and John T.       --
                        Borthwick (previously filed as Exhibit 10.38 to the Company's  Form 10-KSB filed on
                        March 31, 1997 and incorporated herein by reference).
10.10*               Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and      --
                        John T. Borthwick (previously filed as Exhibit 10.06 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).
10.11*               Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and      --
                        Robert P. DiGiovine (previously filed as Exhibit 10.09 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).



10.12*               Promissory Note, dated January 17, 1995, between the Company and John T. Borthwick           --
                        (previously filed as Exhibit 10.73 to the Company's Form 10-KSB filed on March 30,
                        1995 and incorporated herein by reference).
10.13                Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and        --
                        John G. Vogel, Jr. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).
10.14                Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and        --
                        Martha A. Crimmins (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).
10.15                Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and        --
                        Gordon E. Cory (previously filed as Exhibit 10.03 to the Company's Form 8-K filed on
                        November 13, 1998 and incorporated by reference).
10.16                Lease Agreement, dated January 5, 1994, between James S. Reid, Frances S. Reid and Joan      --
                        R. Milburn and Sunshine Products, Inc. (previously filed as Exhibit 10.38 to the
                        Company's Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).
10.17                Lease Agreement, dated July 1, 1997, between the Company and Cross Creek Pointe              --
                        (previously filed as Exhibit 10.44 to the Company's Form 10-KSB filed on March 31,
                        1998 and incorporated by reference).
10.18                Lease Agreement, dated September 1, 1993, between the Company and Mariotti Building          --
                        Products (previously filed as Exhibit 10.51 to the Company's Registration Statement
                        filed on Form SB-2, No. 33-52246-NY, declared effective on May 13, 1994 and incorporated herein by reference).
10.19                Sales Agreement, dated June 4, 1999, between the Company and Beverly Enterprises, Inc.       --
                        (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on June 11, 1999 and incorporated herein by reference.)
10.20                Generic Products Agreement, dated September 29, 1997, between the Company and                --
                        Innovative Technologies Ltd. (previously filed as Exhibit 10.01 to the Company's
                        Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).
10.21                Private Label Agreement, dated September 29, 1997, between the Company and Innovative        --
                        Technologies Ltd. (previously filed as Exhibit 10.02 to the Company's Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).
10.22                Manufacturers Agreement, dated August 25, 1992, between the Company and TapeMark             --
                        Company (previously filed as Exhibit 10.50 to the Company's Form 10-KSB filed on
                        March 31, 1999 and incorporated herein by reference).
10.23                Stock Option Plan, dated July 18, 1991 (previously filed as Exhibit 10.01 to the             --
                        Company's Registration Statement and incorporated herein by reference).
10.24*               Stock Option Plan Amendment, dated January 14, 1994 (previously filed as Exhibit 10.02       --
                        to the Company's Registration Statement and incorporated herein by reference).
10.25*               Stock Option Plan Amendment, dated November 21, 1995 (previously filed as Exhibit 10.03      --
                        to the Company's Form 10-KSB filed on March 31, 1996 and incorporated herein by reference).
10.26*               Stock Option Plan Amendment, dated July 14, 1998 (previously filed as Appendix C to the      --
                        Company's Registration Statement on Form S-4 filed July 17, 1998 and incorporated herein by reference).
10.27*               The Company's 401(k) Plan, dated June 30, 1995 (previously filed as Exhibit 10.56 to         --
                        the Company's Form 10-KSB filed on March 31, 1996 and incorporated herein by reference).
21                   Information relative to subsidiaries                                                         --
23                   Consent of Ernst & Young LLP                                                                 --
27                   Financial Data Schedule

--------------------------
* Management contract or compensatory plan.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter, 1999.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DERMA SCIENCES, INC.



March 30, 2000                     By:   /s/ Edward J. Quilty
                                      -----------------------
                                        Edward J. Quilty
                                        Chairman and Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.


           Signatures:                                     Title:


     /s/  Edward J. Quilty
--------------------------              Chairman of the Board (Principal
Edward J. Quilty                           Executive Officer)


     /s/  Stephen T. Wills
--------------------------              Vice President and Chief Financial
Stephen T. Wills                           Officer (Principal Financial Officer)


     /s/ Srini Conjeevaram
--------------------------              Director
Srini Conjeevaram


     /s/  Mary G. Clark
---------------------------             Director
Mary G. Clark


     /s/  Timothy J. Patrick
----------------------------            Director
Timothy J. Patrick