Form 10QSB
period 2000-03-31
DERMA SCIENCES INC
filed 2000-04-25
CIK 892160

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


                 For Quarter Ended           March 31, 2000
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

                        Yes    X               No
                           ---------             --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date:  March 31, 2000             Class:  Common Stock, par value $.01 per share
                                  Shares Outstanding:  1,409,272


================================================================================

                              DERMA SCIENCES, INC.

                                   FORM 10-QSB

                                      INDEX

Description                                                                 Page
-----------                                                                 ----

Part I - Financial Information

     Item 1. Consolidated Financial Statements

          Balance Sheet - March 31, 2000....................................   2

          Statements of Operations - Three months ended March 31, 2000
             and March 31, 1999.............................................   3

          Statements of Cash Flows - Three months ended March 31, 2000
             and March 31, 1999.............................................   4

          Notes to Consolidated Financial Statements........................   5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................   9

Part II - Other Information

     Item 1. Legal Proceedings..............................................  11

     Item 6. Exhibits and Reports on Form 8-K...............................  11

DERMA SCIENCES, INC.

Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,          December 31,
ASSETS                                                                                   2000                 1999
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                          $ 1,128,078          $ 1,221,691
  Accounts receivable, net                                                             1,997,742            2,041,099
  Inventories                                                                          1,472,212            1,289,138
  Current portion of officers' notes receivable                                           19,330               19,330
  Prepaid expenses and other current assets                                              299,740              223,120
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   4,917,102            4,794,378

Property and equipment, net                                                              360,974              382,542

Other Assets
  Officers' notes receivable                                                              76,034               76,034
  Goodwill and other intangibles, net                                                  1,516,923            1,548,246
  Sundry                                                                                     838                  838
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $ 6,871,871          $ 6,802,038
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Bank line of credit                                                                $   910,000          $   650,000
  Accounts payable                                                                     1,303,717            1,261,620
  Accrued expenses and other current liabilities                                         440,121              493,964
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              2,653,838            2,405,584
----------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities
  Convertible bonds                                                                      850,000            1,325,000
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      3,503,838            3,730,584
----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 share authorized;
 issued and outstanding: 1,409,272 and 1,325,938 shares in 2000 and
 1999, respectively                                                                  $    14,092          $    13,259
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 1,511,179 and 1,014,180 in 2000 and
 1999, respectively                                                                       14,809                9,392
Additional paid-in capital                                                            11,416,947           10,798,197
Accumulated deficit                                                                   (8,077,815)          (7,749,394)
----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                             3,368,033            3,071,454
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                           $ 6,871,871          $ 6,802,038
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statement of Operations
----------------------------------------------------------------------------------------------------------------------
                                                                                            Three months ended
                                                                                                March 31,
                                                                                           2000              1999
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $ 2,156,619         $ 2,583,818

Cost of sales                                                                             969,514             898,962
----------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                            1,187,105           1,684,856
----------------------------------------------------------------------------------------------------------------------
Operating expenses                                                                      1,487,602           2,163,384
Other (income) and expense, net                                                            27,923              (9,587)
----------------------------------------------------------------------------------------------------------------------
                                                                                        1,515,525           2,153,797
----------------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                                   (328,420)           (468,941)
Provision for income taxes                                                                      0                   0
----------------------------------------------------------------------------------------------------------------------
Net Loss                                                                              $  (328,420)        $  (468,941)
----------------------------------------------------------------------------------------------------------------------
Loss per common share basic and diluted                                               $     (0.23)        $     (0.38)
----------------------------------------------------------------------------------------------------------------------
Shares used in computing loss per common share                                          1,409,272           1,247,158
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------
                                                                                            Three months ended
                                                                                                March 31,
                                                                                           2000              1999
----------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                                                           $  (328,420)         $ (468,941)
  Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization                                                        61,180              78,413
     Medicaid rebate adjustments                                                               0                   0
     Provision for bad debts                                                              27,000              13,400
     Changes in operating assets and
       liabilities, net of effects
       of purchased business
         Accounts receivable                                                              16,357            (491,051)
         Inventories                                                                    (183,074)             43,538
         Prepaid expenses and other current assets                                       (76,620)            (33,016)
         Other assets                                                                          0                (861)
         Accounts payable                                                                 42,097            (113,873)
         Accrued expenses and other current liabilities                                  (53,843)               (921)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (495,323)           (973,312)
----------------------------------------------------------------------------------------------------------------------
Investing Activities
  Purchases of property and equipment, net                                                (8,290)            (24,247)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (8,290)            (24,247)
----------------------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from increase in bank line of credit                                          260,000             700,000
  Proceeds from issuance of bonds                                                        150,000                   0
  Purchase and retirement of treasury stock                                                    0              (1,018)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                410,000             698,982
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                (93,613)           (298,577)

Cash and cash equivalents
  Beginning of period                                                                  1,221,691           2,338,552
----------------------------------------------------------------------------------------------------------------------
   End of period                                                                       1,128,078           2,039,975
----------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information
   Conversion of bonds payable to preferred stock                                    $   625,000          $        0
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements  (Unaudited)
--------------------------------------------------------------------------------

Note 1 - The Company

       Derma Sciences, Inc., and its subsidiaries (the "Company") is a full line provider of advanced wound and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States and select international markets.

         On September 9, 1998, the Company acquired Genetic Laboratories Wound Care, Inc. ("Genetic Labs"), in a business combination accounted for as a pooling of interests. Genetic Labs markets proprietary wound care products; primarily wound closure strips, specialty fasteners and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives. In December 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased.

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

Note 2 - Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiary, Sunshine Products, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Note 3 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in Form 10-KSB, as amended, filed with the Securities and Exchange Commission.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Goodwill and Other Intangibles

                                                 As of March 31, 2000

                                                     Accumulated
                                     Cost Basis     Amortization             Net
                                     ----------     ------------             ---

Goodwill                             $1,497,365         $169,491      $1,327,874
Other Intangibles                       444,067          255,018         189,049
                                        -------          -------         -------

         Totals                      $1,941,432         $424,509      $1,516,923
                                     ==========         ========      ==========


Note 5 - Income Taxes

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

Note 6 - Convertible Bonds

         Series A

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

$475,000 in aggregate principal amount of the Series C Bonds converted the principal and accrued interest of their Series C Bonds into Series C Units.

         Series D

         On December 29, 1999, the Company completed a private placement of its Series D Convertible Bonds ("Series D Bonds") in which an aggregate of $450,000 was raised. The Series D Bonds originally matured on December 31, 2000. However, in March of 2000 the bondholders extended the maturity of the Series D Bonds until January 7, 2001. The Series D Bonds pay interest only, at the prime rate, as defined, until maturity. Series D Bonds may be converted, at the option of the bondholder, into 444,444 units ("Series D Units") each consisting of one share of Series D Convertible Preferred Stock ("Series D Preferred Stock") convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $1.0125. In March 2000, bondholders owning $150,000 in aggregate principal amount of the Series D Bonds converted the principal and accrued interest of their Series D Bonds into Series D Units.

Note 7 - Shareholders' Equity

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

     During the first quarter of 2000, 83,334 shares of Series A Preferred Stock were converted into 83,334 shares of Common Stock.

         Stock Purchase Warrants

         At December 31, 1999, the Company had 2,532,728 warrants outstanding to purchase the Company's common stock, all of which are currently exercisable at prices ranging from $1.01 to $6.75 and expiring 1999 through 2009.

Note 8 - Loss Per Common Share

         Basic earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed during fiscal 2000 or 1999 because the assumed exercise of these securities would be antidilutive.

DERMA SCIENCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

Results of Operations

Net Sales and Gross Profit

         Net sales for the first quarter of 2000 decreased $427,199, or17 %, to $2,156,619 from $2,583,818 in the first quarter, 1999. The decrease in net sales is the result of an increase in Sunshine Products net sales of $88,706 offset by decreases in Derma Sciences net sales of $515,905.

         Medicaid rebates incurred by the Company are reflected as a reduction to sales. The quarters ended March 31, 2000 and March 31, 1999 included Medicaid rebates of $22,947 and $64,042, respectively.

         Cost of sales, expressed as a percentage of net sales, increased from 35% in the first quarter, 1999 to 45% in the first quarter of 2000. Aggregate cost of sales increased $70,552, or 8%, to $969,514 in the first quarter, 2000 from $898,962 in the first quarter of 1999. This increase is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

         Gross profit, expressed as a percentage of net sales, decreased from 65% in the first quarter, 1999 to 55% in the first quarter, 2000. This decrease is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales. Aggregate gross profit decreased $497,751, or 30%, to $1,187,105 in the first quarter, 2000 from $1,684,856 in the first quarter, 1999. The increase in the aggregate gross profit is the net result of the previously mentioned increase in net sales offset by the higher cost of sales of the Sunshine Product skin care line.

Operating Expenses

         Operating expenses decreased $638,272, or 30%, from $2,153,797 in the first quarter, 1999 to $1,515,525 in the first quarter, 2000. This decrease is primarily attributable to the reduction in direct sales representatives, which decreased wages and travel costs and reduction in legal expenses related to settled Patent infringement lawsuits.

Net (Loss) Income

The Company generated a loss of $328,420, or $0.23 per share, for the first quarter, 2000 compared to a net loss of $468,941 or $0.38 per share, for the first quarter, 1999.

Liquidity and Capital Resources

         The Company's cash and cash equivalents at March 31, 2000 decreased $911,897, or 45%, to $1,128,078 from $2,039,975 at March 31, 1999. The Company's working capital at March 31, 2000 decreased $613,598, or 21%, to $2,263,264 from $2,876,862 at March 31, 1999.

         The Company has a short-term line of credit facility for $1,000,000, of which $910,000 was outstanding at March 31, 2000, at a fluctuating rate per annum equal to the prime rate minus 1%, (8% March 31, 2000). This line of credit is secured by cash on deposit with the bank.

DERMA SCIENCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         During the quarter ended March 31, 2000, $625,000 of Convertible Bonds were converted into 580,333 shares of the Company's Preferred Stock and warrants to purchase 580,333 shares of Common Stock exercisable at prices ranging from $1.025 to $1.10 per share.

         The Company is presently investigating several sources of investment capital relative to the financing of its growth strategies. Although there can be no assurance that these efforts will be successful, the Company believes that it will be able to secure financing in the amounts, and upon terms, that are acceptable.

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

         The Company has requested and been granted an additional extension of the March 31, 2000 deadline to April 27, 2000. The Company believes that it will be able to provide NASDAQ with evidence of its timely compliance with the minimum net tangible assets requirement so as to avoid delisting from the NASDQ SmallCap Market.

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

                           Part II - Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. With the exception of the following, all exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission on Form 10-KSB on March 30, 2000, are incorporated herein by reference.

      Item           Description
      ----           -----------
      27             Financial Data Schedule (filed electronically with the U.S.
                         Securities and Exchange Commission only)

(b) Reports on Form 8-K. On January 10, 2000 the Registrant filed a current report on Form 8-K disclosing that it had completed a private offering of its series D convertible bonds. Also on January 10, 2000, the Registrant filed a current report on Form 8-K disclosing that its wholly owned subsidiary, Genetic Laboratories Wound Care, Inc., had been merged into the Registrant in a tax-free reorganization.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DERMA SCIENCES, INC.



Dated:  April 24, 2000                    By: /s/ Stephen T. Wills
                                              --------------------
                                              Stephen T. Wills, CPA, MST
                                              Vice President and Chief Financial
                                              Officer