Form 10QSB
period 2000-06-30
DERMA SCIENCES INC
filed 2000-08-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 100
Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(609) 514-4744
(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: June 30, 2000	Class: Common Stock, par value $.01 per share
Shares Outstanding: 1,409,272

Transitional Small Business Disclosure Format:   Yes [  ]    No [X]

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	13

DERMA SCIENCES, INC.

Consolidated Balance Sheets

===========================================================================================================
                                                                          June 30,          December 31,
ASSETS                                                                      2000                1999
-----------------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                                 $ 870,511          $ 1,221,691
Accounts receivable, net                                                  1,867,298            2,041,099
Inventories                                                               1,299,750            1,289,138
Current portion of officers' notes receivable                                19,330               19,330
  Prepaid expenses and other current assets                                 420,427              223,120
-----------------------------------------------------------------------------------------------------------
Total current assets                                                      4,477,316            4,794,378

Property and equipment, net                                                 330,637              382,542

Other Assets
Officers' notes receivable                                                   76,034               76,034
Goodwill and other intangibles, net                                       1,485,601            1,548,246
  Sundry                                                                          -                  838
-----------------------------------------------------------------------------------------------------------
Total Assets                                                            $ 6,369,588          $ 6,802,038
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Current Liabilities
Bank line of credit                                                         950,000          $   650,000
Accounts payable                                                          1,038,258            1,261,620
  Accrued expenses and other current liabilities                            413,496              493,964
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                 2,401,754            2,405,584
-----------------------------------------------------------------------------------------------------------
Long-Term Liabilities
  Convertible bonds                                                         850,000            1,325,000
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                         3,251,754            3,730,584
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 share
authorized;                                                             $    14,092         $     13,259
  issued and outstanding: 1,409,272 and 1,325,938 shares in 2000 and
  1999, respectively
Convertible preferred stock, $.01 par value; 11,750,000
shares
  authorized; issued and outstanding: 1,511,179 and 1,014,180 in 2000        14,809                9,392
  and 1999, respectively

Additional paid-in capital                                               11,416,947           10,798,197
Accumulated deficit                                                      (8,328,014)          (7,749,394)
-----------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                3,117,834            3,071,454
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                              $ 6,369,588          $ 6,802,038
===========================================================================================================

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statement of Operations

=========================================================================================================
                                                                               Three months ended
                                                                                    June 30,
                                                                             2000              1999
---------------------------------------------------------------------------------------------------------
Net sales                                                               $ 2,263,174       $ 2,452,722

Cost of sales                                                             1,002,592         1,017,518
---------------------------------------------------------------------------------------------------------
Gross Profit                                                              1,260,582         1,435,204
---------------------------------------------------------------------------------------------------------
Operating expenses                                                        1,478,503         2,489,502
Other income and (expense), net                                             (32,280)            8,356
---------------------------------------------------------------------------------------------------------
Net Loss                                                                $  (250,201)      $(1,045,942)
---------------------------------------------------------------------------------------------------------
Loss per common share basic and diluted                                 $     (0.18)      $     (0.79)
---------------------------------------------------------------------------------------------------------
Shares used in computing loss per common share                            1,409,272         1,324,678
=========================================================================================================

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statement of Operations

=========================================================================================================
                                                                               Six months ended
                                                                                   June 30,
                                                                             2000              1999
--------------------------------------------------------------------------------------------------------
Net sales                                                               $ 4,419,793        $ 5,036,540

Cost of sales                                                             1,972,106          1,916,480
--------------------------------------------------------------------------------------------------------
Gross Profit                                                              2,447,687          3,120,060
--------------------------------------------------------------------------------------------------------
Operating expenses                                                        2,966,105          4,652,885
Other income and (expense), net                                             (60,203)            17,942
--------------------------------------------------------------------------------------------------------
Net Loss                                                                $  (578,621)      $ (1,514,883)
--------------------------------------------------------------------------------------------------------
Loss per common share basic and diluted                                 $     (0.41)      $      (1.18)
--------------------------------------------------------------------------------------------------------
Shares used in computing loss per common share                            1,409,272          1,285,918
=========================================================================================================

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows

===========================================================================================================
                                                                                  Six months ended
                                                                                      June 30,
                                                                              2000               1999
-----------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                                              $  (578,621)       $ (1,514,883)
  Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization                                          122,544             156,826
     Medicaid rebate adjustments                                                  0                   0
     Provision for bad debts                                                 60,000              26,400
     Changes in operating assets and
       liabilities, net of effects
       of purchased business
         Accounts receivable                                                113,802            (664,736)
         Inventories                                                        (10,612)            193,405
         Prepaid expenses and other current assets                         (197,307)           (132,685)
         Other assets                                                           838               2,731
         Accounts payable                                                  (223,362)            321,129
         Accrued expenses and other current liabilities                     (80,468)            (18,677)
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                       (793,186)        (1,630,490)
-----------------------------------------------------------------------------------------------------------
Investing Activities
  Purchases of property and equipment, net                                   (7,994)            (39,553)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (7,994)            (39,553)
-----------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from increase in bank line of credit                             300,000             700,000
  Proceeds from issuance of bonds                                           150,000                   0
  Purchase and retirement of treasury stock                                       0              (1,018)

  Proceeds from exercise of stock options,                                        0              11,809
  net
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   450,000             710,791
-----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (351,180)           (959,252)

Cash and cash equivalents
  Beginning of period                                                     1,221,691           2,338,552
-----------------------------------------------------------------------------------------------------------
   End of period                                                            870,511           1,379,300
-----------------------------------------------------------------------------------------------------------

Supplemental information not affecting cash flow
   Conversion of bonds payable to preferred stock                       $   625,000        $          0
===========================================================================================================

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
____________________________________________________________________________

Note 1 - The Company

        Derma Sciences, Inc., and its subsidiary (the “Company”), is a full line provider of advanced wound and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States and select international markets.

        On September 9, 1998, the Company acquired Genetic Laboratories Wound Care, Inc. (“Genetic Labs”), in a business combination accounted for as a pooling of interests. Genetic Labs markets proprietary wound care products; primarily wound closure strips, specialty fasteners and net dressings. Sales are made primarily to medical supply distributors throughout the United States and in foreign countries, mainly Europe, utilizing independent sales representatives. In December, 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased.

        On October 29, 1998, the Company acquired all of the issued and outstanding stock of Sunshine Products, Inc. (“Sunshine Products”), in a business combination accounted for as a purchase. Sunshine Products is a manufacturer of general purpose and specialized skincare products for hospitals, nursing homes and other institutional facilities.

Note 2 – Summary of Significant Accounting Policies

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
____________________________________________________________________________

Note 3 - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in Form 10-KSB, as amended, filed with the Securities and Exchange Commission.

Note 4 – Goodwill and Other Intangibles

                                           As of June 30, 2000
                           ---------------------------------------------------
                                               Accumulated
                           Cost Basis          Amortization             Net
                           ----------          ------------             ---

Goodwill                   $1,497,365            $196,305           $1,301,060
Other Intangibles             444,067             259,526              184,541
                           ----------            --------           ----------

         Totals            $1,941,432            $455,831           $1,485,601
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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
____________________________________________________________________________

Note 6 - Convertible Bonds

        Series A

        On November 19, 1997, the Company completed a private placement of its Series A Convertible Bonds (“Series A Bonds”) in which an aggregate of $1.8 million was raised. Terms of the Series A Bonds required that upon approval by the Company’s shareholders of at least a new class of preferred stock (which approval was obtained in January, 1998) the Series A Bonds automatically convert into units (“Series A Units”) at the rate of $4.00 per Series A Unit. Each Series A Unit consists of one share of Series A Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $4.50.

        Series B

        On July 14, 1998, the Company completed a private placement of its Series B Convertible Bonds (“Series B Bonds”) in which an aggregate of $4.0 million was raised. Terms of the Series B Bonds required that upon approval by the Company’s shareholders of at least 666,680 additional shares of preferred stock (which approval was obtained in September, 1998) the Series B Bonds automatically convert into units (“Series B Units”) at the rate of $6.00 per Series B Unit. Each Series B Unit consists of one share of Series B Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $6.75.

        Series C

        On August 16, 1999, the Company completed a private placement of its Series C Convertible Bonds (“Series C Bonds”) in which an aggregate of $875,000 was raised. The Series C Bonds originally matured on August 15, 2000. However, in March of 2000 the bondholders extended the maturity of the Series C Bonds until January 7, 2001. The Series C Bonds pay interest only, at New York prime, until maturity. Series C Bonds may be converted, at the option of the bondholder, into 795,455 units (“Series C Units”) each consisting of one share of Series C Convertible Preferred Stock (“Series C Preferred Stock”) convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $1.10. In March 2000, bondholders owning $475,000 in aggregate principal amount of the Series C Bonds converted the principal and accrued interest of their Series C Bonds into Series C Units.

        Series D

        On December 29, 1999, the Company completed a private placement of its Series D Convertible Bonds (“Series D Bonds”) in which an aggregate of $450,000 was raised. The Series D Bonds originally matured on December 31, 2000. However, in March of 2000 the bondholders extended the maturity of the Series D Bonds until January 7, 2001. The Series D Bonds pay interest only, at the prime rate, as defined, until maturity. Series D Bonds may be converted, at the option of the bondholder, into 444,444 units (“Series D Units”) each consisting of one share of Series D Convertible Preferred Stock (“Series D Preferred Stock”) convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $1.0125. In March 2000, bondholders owning $150,000 in aggregate principal amount of the Series D Bonds converted the principal and accrued interest of their Series D Bonds into Series D Units.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
____________________________________________________________________________

Note 7 - Shareholders’ Equity

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

        Preferred Stock

        The Company’s shareholders, at a special meeting of shareholders held on January 7, 1998, authorized creation of 1,750,000 shares of preferred stock. The Company’s directors then designated 350,000 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”) with the above and below described rights and preferences. Upon authorization of the Series A Preferred, the $1,400,000 of outstanding Series A Convertible Bonds were automatically converted into 350,000 Series A Units (described above under Series A Convertible Bonds) effective as of December 31, 1997. The Series A Preferred bears no dividend and there are no conversion price reset or anti-dilution provisions.

        The Company’s shareholders, at a special meeting of shareholders held on September 9, 1998, authorized creation of an additional 10,000,000 shares of preferred stock. The Company’s directors then designated 666,680 shares of the 10,000,000 shares of newly authorized preferred stock as Series B Convertible Preferred Stock (“Series B Preferred”) with the above and below designated rights and preferences. Upon authorization of the Series B Preferred, the $4,000,000 of the outstanding Series B Convertible Bonds were automatically converted into 666,880 Series B Units (described above under Series B Convertible Bonds). The Series B Preferred bears no dividend and there are no conversion price reset or anti-dilution provisions.

        During the first quarter of 2000, 83,334 shares of Series A Preferred Stock were converted into 83,334 shares of Common Stock. Also, $625,000 of Convertible Bonds were converted into 431,818 shares of Series C Preferred Stock and 148,515 shares of Series D Preferred Stock as of March 31, 2000.

        Stock Purchase Warrants

        At June 30, 2000, the Company had 2,532,728 warrants outstanding to purchase the Company's common stock, all of which are currently exercisable at prices ranging from $1.01 to $6.75 and expiring 1999 through 2009.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
____________________________________________________________________________

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

Note 9 - Subsequent Events

        Equity Financing

        On August 11, 2000, the Company completed a private placement of its Series E Units in which an aggregate of $500,000 was raised. The Series E Units each consist of one share of Common Stock and one and one tenth (1.1) warrants to purchase one share of Common Sock at $0.85 per share (“Warrant(s)”). The Warrants will expire at the close of business on July 18, 2005. The Company has agreed to file a registration statement with the Securities and Exchange Commission relative to the Common Stock component of the Units and the Common Stock issuable upon exercise of the Warrants.

        The NASDAQ Stock Market Listing

        The Nasdaq Listing Qualifications Panel (the “Panel”), by its decision dated July 25, 2000, had de-listed the Company’s common stock from Nasdaq by virtue of the Company’s failure to comply with the Panel’s July 7, 2000 decision granting the Company until July 17, 2000 to evidence net tangible assets of not less then $2.5 million.

        The Company, on July 26, 2000, provided the Panel with evidence of the Company's receipt of $400,000 in equity investments and the conversion into equity of $375,000 of the Company's convertible bonds. See Equity Financing above.

        As a result, the Panel determined that: 1) the Company complied as of July 26, 2000 with the Panel's $2.5 million threshold, and 2) despite the Company's failure to meet the original July 17, 2000 deadline for achieving the $2.5 million net tangible assets threshold, the Company's common stock would be re-listed on Nasdaq effective with the open of business on August 1, 2000.

        The Panel’s July 28, 2000 decision also reaffirmed the Panel’s July 7, 2000 decision granting the Company until Sept. 15, 2000 to achieve a minimum closing bid price of at least $1.00, and immediately thereafter, to evidence a closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. For the duration of the foregoing temporary exception, the Company’s Nasdaq symbol will be DSCIC. If the Company meets the terms of the exception, its common stock will continue to be listed on Nasdaq.

        The Company is taking steps which it believes will enable it to meet the terms of the above described exception. However, there can be no assurance that the Company will meet these terms. If the Company’s common stock should cease to be listed on the Nasdaq SmallCap Market, the common stock will be eligible to trade on the OTC-Bulletin Board.

DERMA SCIENCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

Results of Operations

Net Sales and Gross Profit

        Net sales for the second quarter of 2000 decreased $189,548, or 8%, to $2,263,174 from $2,452,722 in the second quarter, 1999. The decrease in net sales is the result of an increase in Sunshine Products net sales of $109,161 offset by decreases in Derma Sciences net sales of $298,709.

        Medicaid rebates incurred by the Company are reflected as a reduction to sales. The quarters ended June 30, 2000 and June 30, 1999 included Medicaid rebates of $20,300 and $23,000, respectively.

        Cost of sales, expressed as a percentage of net sales, increased from 42% in the second quarter, 1999 to 44% in the second quarter, 2000. Aggregate cost of sales decreased $14,926, or 2%, to $1,002,592 in the second quarter, 2000 from $1,017,518 in the second quarter of 1999. This decrease is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

        Gross profit, expressed as a percentage of net sales, decreased from 58% in the second quarter, 1999 to 56% in the second quarter, 2000. This decrease is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales. Aggregate gross profit decreased $174,622, or 12%, to $1,260,582 in the second quarter, 2000 from $1,435,204 in the second quarter, 1999. The decrease in the aggregate gross profit is the net result of the previously mentioned increase in net sales offset by the higher cost of sales of the Sunshine Product skin care line.

Operating Expenses

        Operating expenses decreased $1,010,999, or 41%, from $2,489,502 in the second quarter, 1999 to $1,478,503 in the second quarter, 2000. This decrease is primarily attributable to the reduction in direct sales representatives, which decreased wages and travel costs and reduction in legal expenses related to settled Patent infringement lawsuits.

Net Loss

        The Company generated a loss of $250,201, or $0.18 per share, for the second quarter, 2000 compared to a net loss of $1,045,942, or $0.79 per share, for the second quarter, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Results of Operations

Net Sales and Gross Profit

        Net sales for the six months ended June 30, 2000 decreased $616,747, or 12%, to $4,419,793 from $5,036,540 in the six months ended June 30, 1999. The decrease in net sales is the result of an increase in Sunshine Products net sales of $197,868 offset by decreases in Derma Sciences net sales of $814,615.

        Medicaid rebates incurred by the Company are reflected as a reduction to sales. The six months ended June 30, 2000 and June 30, 1999 included Medicaid rebates of $43,247 and $87,042, respectively.

        Cost of sales, expressed as a percentage of net sales, increased from 38% in the six months ended June 30, 1999 to 45% in the six months ended June 30, 2000. Aggregate cost of sales increased $55,626, or 3%, to $1,972,106 in the six months ended June 30, 2000 from $1,916,480 in the six months ended June 30, 1999. This increase is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales.

        Gross profit, expressed as a percentage of net sales, decreased from 62% in the six months ended June 30, 1999 to 55% in the six months ended June 30, 2000. This decrease is attributable to the sales mix, primarily the addition of the Sunshine Products skin care line, which has a higher cost of sales. Aggregate gross profit decreased $672,373, or 22%, to $2,447,687 in the six months ended June 30, 2000 from $3,120,060 in the six months ended June 30, 1999. The decrease in the aggregate gross profit is the net result of the previously mentioned increase in net sales offset by the higher cost of sales of the Sunshine Product skin care line.

Operating Expenses

        Operating expenses decreased $1,686,780, or 36%, from $4,652,885 in the six months ended June 30, 1999 to $2,966,105 in the six months ended June 30, 2000. This decrease is primarily attributable to the reduction in direct sales representatives, which decreased wages and travel costs and reduction in legal expenses related to settled patent infringement lawsuits.

Net Loss

        The Company generated a loss of $578,621, or $0.41 per share, for the six months ended June 30, 2000 compared to a net loss of $1,514,883, or $1.18 per share, for the six months ended June 30, 1999.

Liquidity and Capital Resources

        The Company’s cash and cash equivalents at June 30, 2000 decreased $508,789, or 37%, to $870,511 from $1,379,300 at June 30, 1999. The Company’s working capital at June 30, 2000 increased $166,134, or 9%, to $2,075,562 from $1,909,428 at June 30, 1999.

        The Company has a short-term line of credit facility for $1,000,000, of which $950,000 was outstanding at June 30, 2000, at a fluctuating rate per annum equal to the prime rate minus 1%, (8.5% June 30, 2000). This line of credit is secured by cash on deposit with the bank.

        The Company is presently investigating several sources of investment capital relative to the financing of its growth strategies. Although there can be no assurance that these efforts will be successful, the Company believes that it will be able to secure financing in the amounts, and upon terms, that are acceptable.

Subsequent Events

Equity Financing

        On August 11, 2000, the Company completed a private placement of its Series E Units in which an aggregate of $500,000 was raised. The Series E Units each consist of one share of Common Stock and one and one tenth (1.1) warrants to purchase one share of Common Sock at $0.85 per share (“Warrant(s)”). The Warrants will expire at the close of business on July 18, 2005. The Company has agreed to file a registration statement with the Securities and Exchange Commission relative to the Common Stock component of the Units and the Common Stock issuable upon exercise of the Warrants.

The NASDAQ Stock Market Listing

        The Nasdaq Listing Qualifications Panel (the “Panel”), by its decision dated July 25, 2000, had de-listed the Company’s common stock from Nasdaq by virtue of the Company’s failure to comply with the Panel’s July 7, 2000 decision granting the Company until July 17, 2000 to evidence net tangible assets of not less then $2.5 million.

        The Company, on July 26, 2000, provided the Panel with evidence of the Company's receipt of $400,000 in equity investments and the conversion into equity of $375,000 of the Company's convertible bonds. See Equity Financing above.

        As a result, the Panel determined that: 1) the Company complied as of July 26, 2000 with the Panel's $2.5 million threshold, and 2) despite the Company's failure to meet the original July 17, 2000 deadline for achieving the $2.5 million net tangible assets threshold, the Company's common stock would be re-listed on Nasdaq effective with the open of business on August 1, 2000.

        The Panel’s July 28, 2000 decision also reaffirmed the Panel’s July 7, 2000 decision granting the Company until Sept. 15, 2000 to achieve a minimum closing bid price of at least $1.00, and immediately thereafter, to evidence a closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. For the duration of the foregoing temporary exception, the Company’s Nasdaq symbol will be DSCIC. If the Company meets the terms of the exception, its common stock will continue to be listed on Nasdaq.

        The Company is taking steps which it believes will enable it to meet the terms of the above described exception. However, there can be no assurance that the Company will meet these terms. If the Company’s common stock should cease to be listed on the Nasdaq SmallCap Market, the common stock will be eligible to trade on the OTC-Bulletin Board.

Forward Looking Statements

        Statements that are not historical facts, including statements about the Company’s confidence and strategies, and expectations about new or existing products, technologies and opportunities, market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risks, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, social, financial and economic risks.

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

(b) Reports on Form 8-K. On April 24, 2000 the Company filed a current report on Form 8-K disclosing a restructuring involving its sales and executive personnel. On May 19, 2000 the Company filed a current report on Form 8-K disclosing further modifications of its selling strategy and restructuring of its sales force. On May 31, 2000 the Company filed an amended current report on Form 8-K relative to the further modifications of its selling strategy and restructuring of its sales force. On June 14, 2000 the Company filed a current report on Form 8-K disclosing the Chairman and CEO had agreed to devote his full time to his positions with the Company.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Date: August 14, 2000	/s/ Stephen T. Wills Stephen T. Wills, CPA, MST Vice President and Chief Financial Officer