Form 10QSB
period 2000-09-30
DERMA SCIENCES INC
filed 2000-11-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: September 30, 2000	Class: Common Stock, par value $.01 per share
Shares Outstanding: 2,120,940

Transitional Small Business Disclosure Format:   Yes [  ]    No [X]

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	13

DERMA SCIENCES, INC.

Consolidated Balance Sheets

======================================================================================================================
                                                                                 September 30,          December 31,
ASSETS                                                                                2000                  1999
----------------------------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                                         $ 1,178,548          $ 1,221,691
Accounts receivable, net                                                            1,767,400            2,041,099
Inventories                                                                         1,155,782            1,289,138
Current portion of officers' notes receivable                                          19,330               19,330
  Prepaid expenses and other current assets                                           421,725              223,120
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                4,542,785            4,794,378

Property and equipment, net                                                           305,365              382,542

Other Assets
Officers' notes receivable                                                             76,034               76,034
Goodwill and other intangibles, net                                                 1,423,503            1,548,246
  Sundry                                                                                    -                  838
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $ 6,347,687          $ 6,802,038
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
Bank line of credit                                                               $   640,000          $   650,000
Accounts payable                                                                      889,930            1,261,620
  Accrued expenses and other current liabilities                                      664,672              493,964
  Convertible bonds                                                                   475,000                    0
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           2,669,602            2,405,584
----------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities
  Convertible bonds                                                                         0            1,325,000
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   2,669,602            3,730,584
----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 share
authorized;                                                                       $    21,209          $    13,259
  issued and outstanding: 2,120,940 and 1,325,938 shares in 2000 and
  1999, respectively
Convertible preferred stock, $.01 par value; 11,750,000
shares
  authorized; issued and outstanding: 2,189,178 and 939,176 in 2000    and             21,892                9,392
1999, respectively
Additional paid-in capital                                                         12,204,143           10,798,197
Accumulated deficit                                                                (8,569,159)          (7,749,394)
----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                          3,678,085            3,071,454
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                        $ 6,347,687          $ 6,802,038
======================================================================================================================

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statement of Operations

======================================================================================================================
                                                                                         Three months ended
                                                                                            September 30,
                                                                                      2000                1999
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $ 2,250,005        $ 2,351,765

Cost of sales                                                                         1,090,405          1,041,208
----------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                          1,159,600          1,310,557
----------------------------------------------------------------------------------------------------------------------
Operating expenses                                                                    1,389,206          2,077,726
Other income and (expense), net                                                         (11,538)           (10,669)
----------------------------------------------------------------------------------------------------------------------
Net Loss                                                                            $  (241,144)       $  (777,838)
----------------------------------------------------------------------------------------------------------------------
Loss per common share basic and diluted                                             $     (0.12)       $     (0.59)
----------------------------------------------------------------------------------------------------------------------
Weighted average shares used in computing loss per common share                       2,075,940          1,325,938
======================================================================================================================

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statement of Operations

======================================================================================================================
                                                                                          Nine months ended
                                                                                            September 30,
                                                                                       2000               1999
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $ 6,669,798         $ 7,388,305

Cost of sales                                                                         3,062,511           2,957,689
----------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                          3,607,287           4,430,616
----------------------------------------------------------------------------------------------------------------------
Operating expenses                                                                    4,355,309           6,730,611
Other income and (expense), net                                                         (71,742)              7,273
----------------------------------------------------------------------------------------------------------------------
Net Loss                                                                            $  (819,764)       $ (2,292,722)
----------------------------------------------------------------------------------------------------------------------
Loss per common share basic and diluted                                             $     (0.51)       $      (1.73)
----------------------------------------------------------------------------------------------------------------------
Weighted average shares used in computing loss per common share                       1,612,976           1,325,938
======================================================================================================================

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows

======================================================================================================================
                                                                                          Nine months ended
                                                                                            September 30,
                                                                                       2000               1999
----------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                                                         $  (819,764)      $  (2,292,722)
  Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization                                                     214,683             235,239
     Accounts payable adjustments                                                     (135,881)                  0
     Provision for bad debts                                                           100,000              43,400
     Changes in operating assets and
       liabilities, net of effects
       of purchased business
         Accounts receivable                                                           173,699            (805,046)
         Inventories                                                                   133,356             372,475
         Prepaid expenses and other current assets                                    (198,605)           (201,357)
         Other assets                                                                      838               2,731
         Accounts payable                                                             (190,809)            290,642
         Accrued expenses and other current liabilities                                170,708            (199,819)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 (551,775)        (2,554,457)
----------------------------------------------------------------------------------------------------------------------
Investing Activities
  Purchases of property and equipment, net                                             (12,764)            (57,391)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (12,764)            (57,391)
----------------------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from (repayments to) bank line of credit                                    (10,000)            600,000
  Proceeds from issuance of convertible bonds                                          150,000             800,000
  Purchase and retirement of treasury stock                                                  0              (1,018)
  Proceeds from exercise of stock options, net                                               0              11,809
  Proceeds from the issuance of stock, net of issuance                                 381,396                   0
  costs
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              521,396           1,410,791
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                              (43,143)         (1,201,057)

Cash and cash equivalents
  Beginning of period                                                                1,221,691           2,338,552
----------------------------------------------------------------------------------------------------------------------
   End of period                                                                  $  1,178,548       $   1,137,495
----------------------------------------------------------------------------------------------------------------------

Supplemental information not affecting cash flow
   Conversion of bonds payable to preferred stock                                 $  1,000,000       $           0
   Conversion of accounts payable to common stock                                       45,000                   0
======================================================================================================================

See notes to consolidated financial statements.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
____________________________________________________________________________

Note 1 – The Company

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

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        For purposes of presenting cash flows, the Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

Note 3 – Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in Form 10-KSB, as amended, filed with the Securities and Exchange Commission.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
____________________________________________________________________________

Note 4 – Goodwill and Other Intangibles

                                             As of September 30, 2000
                                             ------------------------

                                   Cost Basis          Accumulated                   Net
                                   ----------          Amortization                  ---
                                                       ------------

Goodwill                           $1,497,365              $253,898           $1,243,467
Other Intangibles                     444,067               264,031              180,036
                                      -------               -------              -------

         Totals                    $1,941,432              $517,929           $1,423,503
                                   ==========              ========           ==========

Note 5 – Income Taxes

        At December 31, 1999, the Company has net operating loss carryforwards of approximately $6,200,000 for federal tax purposes that begin to expire in years 2012 through 2019. For state tax purposes, the Company has net operating loss carryforwards of $4,100,000 that expire in years 2004 through 2009. During 1998, the Company had a change in control as defined by the Internal Revenue Code Section 382. Consequently, certain limitations may apply to limit the timing and amount of such net operating loss carryforwards.

Note 6 – Convertible Bonds

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

        Series C

        On August 16, 1999, the Company completed a private placement of its Series C Convertible Bonds (“Series C Bonds”) in which an aggregate of $875,000 was raised. The Series C Bonds originally matured on August 15, 2000. However, in March of 2000 the bondholders extended the maturity of the Series C Bonds until January 7, 2001. The Series C Bonds pay interest only, at New York prime, until maturity. In March 2000, bondholders owning $475,000 in aggregate principal amount of the Series C Bonds converted the principal of their Series C Bonds into Series C Units. In July 2000, bondholders owning $375,000 in aggregate principal amount of the Series C Bonds

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
____________________________________________________________________________

Note 6 – Convertible Bonds (Continued)

converted the principal of their Series C Bonds into “modified” Series E Units at the rate $0.75 per Unit. Each Series E Unit consists of one share of Common Stock and one and one tenth (1.1) warrants to purchase one share of Common Stock at $0.85 per share. Investors who converted their bonds in March 2000 have had their conversions recast so as to receive conversion terms equal to those of the August 2000 conversion.

        Series D

        On December 29, 1999, the Company completed a private placement of its Series D Convertible Bonds (“Series D Bonds”) in which an aggregate of $600,000 was raised. The Series D Bonds originally matured on December 31, 2000. However, in March of 2000 the bondholders extended the maturity of the Series D Bonds until January 7, 2001. The Series D Bonds pay interest only, at the prime rate, as defined, until maturity. In March 2000, bondholders owning $150,000 in aggregate principal amount of the Series D Bonds converted the principal of their Series D Bonds into “modified” Series E Units, discussed above, at the rate of $0.75 per Unit. Investors who converted their bonds in March 2000 have had their conversions recast so as to receive conversion terms equal to those of the July 2000 conversion of Series C Bonds.

Note 7 – Shareholders’ Equity

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

        Preferred Stock

        The Company’s shareholders, at a special meeting of shareholders held on January 7, 1998, authorized creation of 1,750,000 shares of preferred stock. The Company’s directors then designated 350,000 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”) with the above and below described rights and preferences. Upon authorization of the Series A Preferred, the $1,400,000 of outstanding Series A Convertible Bonds were automatically converted into 350,000 Series A Units (described above under Series A Convertible Bonds) effective as of December 31, 1997. The Series A Preferred bears no dividend.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)
____________________________________________________________________________

Note 7 – Shareholders’ Equity (Continued)

        The Company’s shareholders, at a special meeting of shareholders held on September 9, 1998, authorized creation of an additional 10,000,000 shares of preferred stock. The Company’s directors then designated 666,680 shares of the 10,000,000 shares of newly authorized preferred stock as Series B Convertible Preferred Stock (“Series B Preferred”) with the above and below designated rights and preferences. Upon authorization of the Series B Preferred, the $4,000,000 of the outstanding Series B Convertible Bonds were automatically converted into 666,680 Series B Units (described above under Series B Convertible Bonds). The Series B Preferred bears no dividend.

        During the first quarter of 2000, 83,334 shares of Series B Preferred Stock were converted into 83,334 shares of Common Stock. Also, $625,000 of Convertible Bonds were converted into 431,818 shares of Series C Preferred Stock and 148,515 shares of Series D Preferred Stock as of March 31, 2000. During the third quarter of 2000, $375,000 of convertible bonds were converted into 500,001 shares of Series C Preferred Stock.

        Series E Financing

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

        Stock Purchase Warrants

        At September 30, 2000, the Company had 3,327,223 warrants outstanding to purchase the Company's common stock, all of which are currently exercisable at prices ranging from $0.85 to $6.75 and expiring 2001 through 2009.

Note 8 – Loss Per Common Share

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

DERMA SCIENCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

Results of Operations

Net Sales and Gross Profit

        Net sales for the third quarter of 2000 decreased $101,760, or 4%, to $2,250,005 from $2,351,765 in the third quarter, 1999. Components of this decrease were a decrease in skin care products net sales of $34,802 and a decrease in wound care products net sales of $66,958.

        Medicaid rebates incurred by the Company are reflected as a reduction to sales. The quarters ended September 30, 2000 and September 30, 1999 included Medicaid rebates of $20,100 and $27,000, respectively.

        Cost of sales, expressed as a percentage of net sales, increased from 44% in the third quarter, 1999 to 48% in the third quarter, 2000. Aggregate cost of sales increased $49,197, or 5%, to $1,090,405 in the third quarter, 2000 from $1,041,208 in the third quarter of 1999. This increase is attributable to the sales mix, primarily the increase in sales of the skin care line which has a higher cost of sales.

        Gross profit, expressed as a percentage of net sales, decreased from 56% in the third quarter, 1999 to 51% in the third quarter, 2000. This decrease is attributable to the sales mix discussed above. Aggregate gross profit decreased $150,957, or 12%, to $1,159,600 in the third quarter, 2000 from $1,310,557 in the third quarter, 1999. The decrease in the aggregate gross profit is the net result of the previously mentioned decrease in net sales coupled with the higher cost of sales of the skin care line.

Operating Expenses

        Operating expenses decreased $688,520, or 33%, from $2,077,726 in the third quarter, 1999 to $1,389,206 in the third quarter, 2000. This decrease is primarily attributable to the reduction in direct sales representatives which reduced wages and travel costs and a reduction in legal expenses related to settled patent infringement lawsuits.

Net Loss

        The Company generated a loss of $241,144, or $0.12 per share, for the third quarter, 2000 compared to a net loss of $777,838, or $0.59 per share, for the third quarter, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Results of Operations

Net Sales and Gross Profit

        Net sales for the nine months ended September 30, 2000 decreased $718,507, or 10%, to $6,669,798 from $7,388,305 in the nine months ended September 30, 1999. Components of this decrease were an increase in skin care products net sales of $146,060 offset by decreases in wound care products net sales of $864,567.

        Medicaid rebates incurred by the Company are reflected as a reduction to sales. The nine months ended September 30, 2000 and September 30, 1999 included Medicaid rebates of $63,347 and $110,042, respectively.

        Cost of sales, expressed as a percentage of net sales, increased from 40% in the nine months ended September 30, 1999 to 46% in the nine months ended September 30, 2000. Aggregate cost of sales increased $104,822, or 4%, to $3,062,511 in the nine months ended September 30, 2000 from $2,957,689 in the nine months ended September 30, 1999. This increase is attributable to the sales mix, primarily due to the increase of sales of the skin care line which has a higher cost of sales.

        Gross profit, expressed as a percentage of net sales, decreased from 60% in the nine months ended September 30, 1999 to 54% in the nine months ended September 30, 2000. This decrease is attributable to the sales mix discussed above. Aggregate gross profit decreased $823,329, or 19%, to $3,607,287 in the nine months ended September 30, 2000 from $4,430,616 in the nine months ended September 30, 1999. The decrease in the aggregate gross profit is the net result of the previously mentioned decrease in net sales coupled with the higher cost of sales of the skin care line.

Operating Expenses

        Operating expenses decreased $2,375,302, or 35%, from $6,730,611 in the nine months ended September 30, 1999 to $4,355,309 in the nine months ended September 30, 2000. This decrease is primarily attributable to the reduction in direct sales representatives which reduced wages and travel costs and a reduction in legal expenses related to settled patent infringement lawsuits.

Net Loss

        The Company generated a loss of $819,764, or $0.51 per share, for the nine months ended September 30, 2000 compared to a net loss of $2,292,722, or $1.73 per share, for the nine months ended September 30, 1999.

Liquidity and Capital Resources

Series E Financing

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

Bond Conversions

        On July 27, 2000, bondholders converted $375,000 in principal amount of the Company’s Series C Bonds into “modified” Series E Units at the rate of $0.75 per Unit. Each Series E Unit consists of one share of Common Stock and one and one tenth (1.1) warrants to purchase one share of Common Stock at $0.85 per share.

Bond Maturities

        On January 7, 2001, $25,000 and $450,000 of the Company’s Series C and Series D Bonds, respectively, will mature. The Company is in the process of negotiating an extension of the maturities of these bonds and believes that these negotiations will be successful.

Cash and Cash Equivalents

        The Company’s cash and cash equivalents at September 30, 2000 increased $41,053, or 4%, to $1,178,548 from $1,137,495 at September 30, 1999. The Company’s working capital at September 30, 2000 increased $681,019, or 57%, to $1,873,183 from $1,192,164 at September 30, 1999.

Line of Credit

        The Company has a short-term line of credit facility for $1,000,000, of which $640,000 was outstanding at September 30, 2000, at a fluctuating rate per annum equal to the prime rate minus 1% (8.5% September 30, 2000). This line of credit is secured by cash on deposit with the bank.

Additional Financing

        The Company is presently investigating several sources of investment capital relative to the financing of its growth strategies. Although there can be no assurance that these efforts will be successful, the Company believes that it will be able to secure financing in the amounts, and upon terms, that are acceptable.

Subsequent Events

NASDAQ Stock Market Delisting

        The Company’s Common Stock was delisted from the Nasdaq SmallCap Market effective with the close of business on October 3, 2000, for failure to maintain a $1.00 minimum closing bid price for a prescribed 10-day trading period. The Company is in the process of appealing the Nasdaq delisting decision.

OTC Bulletin Board Listing

        Effective October 4, 2000, the Company's Common Stock has commenced trading on the OTC Bulletin Board under the symbol DSCI.OB.

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

(b) Reports on Form 8-K.  Forms 8-K were filed on July 27, 2000 and August 14, 2000 relative to the Series E Unit financing and on August 1, 2000 relative to the execution of a four-year distribution agreement with Merit Medical Systems.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Date: November 13, 2000	/s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer (authorized signatory)