Form 10KSB
period 2000-12-31
DERMA SCIENCES INC
filed 2001-04-02
CIK 892160

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of small business issuer in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 100, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (800) 825-4325

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Boston Stock Exchange
Common Stock, $.01 par value	Pacific Stock Exchange

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
         Yes    X          No

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

        Issuer's revenues for its most recent fiscal year were $9,566,134.

        The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of March 22, 2001, was approximately $837,889.

        The number of shares outstanding of each of the issuer's classes of common equity, as of March 29, 2001, was 2,407,109.

        Documents Incorporated by Reference:  None

Part I

Item 1.  Description of Business

Overview

        Derma Sciences, Inc. (“Derma Sciences”) was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996 Derma Sciences changed its state of domicile to Pennsylvania. In September, 1998, pursuant to an Agreement and Plan of Merger dated as of July 8, 1998, Derma Sciences acquired Genetic Laboratories Wound Care, Inc. (“Genetic Labs”) by means of a tax-free reorganization whereby Genetic Labs became a wholly-owned subsidiary of Derma Sciences. In December, 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased.

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

The Company's Markets

Chronic Wound Care

        The Company markets chronic wound care, incontinent care and related products both to extended care facilities, such as nursing homes, rehabilitation centers, hospitals and home healthcare agencies, and to retail and “closed door” pharmacies. Chronic wounds, unlike acute wounds which heal within a natural timeframe, may linger for weeks, months or years and may defy all traditional attempts at treatment.

        The most common chronic wounds are: (1) bedsores (decubitus ulcers) which result from prolonged pressure on the skin impairing the blood supply to the affected area; (2) venous ulcers which result from poorly functioning veins; and (3) diabetic leg ulcers. Traditional techniques for the treatment of chronic wounds have principally involved cleansing and debriding the wound (removing infected and dead tissue), controlling infection with antibiotics and protecting the wound. However, the foregoing treatments are passive in nature and do not stimulate or accelerate wound healing. Many of the Company’s chronic wound care products seek to provide an environment conducive to wound healing by addressing, in addition to healing factors such as protection and infection control, additional healing factors such as vitamins, minerals, zinc, moisture, pH balance and nutrition.

Wound Closure Strips, Fasteners and Net Dressings

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

        The Company’s nasal tube and catheter fasteners facilitate attachment of suction tubes, feeding tubes, urinary catheters, gastrostomy tubes, wound drainage systems, IV’s and chest tubes. These fasteners incorporate dynamic tape-to-skin adhesion which minimizes irritation, blistering and skin shear. Further, the fasteners’ single piece construction permits adoption of rapid and standardized attachment procedures. The Company’s woven elastic net dressings reduce dressing time, allow for proper ventilation of the wound site and hold the dressing in place.

Personal Skin Care

        The Company markets general purpose and specialized skin care products to nursing homes, hospitals, home healthcare agencies and other institutions. These products include antibacterial skin cleansers, soaps, hair and body washes, lotions, body oil and moisturizers. The Company’s skin care products are designed to enable customers to implement and maintain successful skin care/hygiene programs.

The Company's Products

        Descriptions of the Company’s products and their intended uses are set forth below:

Wound Prevention and Treatment

Dermagran AF	Topical anti-fungal ointment. Contains zinc nutrient technology and 2% micronazole nitrate. Used to treat routine superficial fungal infections.
Dermagran BC	Topical ointment (barrier cream) packaged in tubes. Used to provide protective, long lasting barrier ointment for perineal care associated with incontinency.
Dermagran GP	Topical ointment, packaged in pumps and jars, containing allantoin and aloe vera gel. Used to provide protective, long lasting general skin care protectant for perineal care associated with incontinency.

Dermagran Hydrogel Dressing	Advanced zinc hydrogel formulation impregnated in gauze pad. Used for the management of stages II through IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions.

Dermagran Hydrophilic B Dressing	Clear hydrogel packaged in tubes. Used for the management of all stages of pressure sores, surgical incisions, thermal burns, cuts and abrasions and venous stasis ulcerations.
Dermagran Hydrophilic Wound Dressing	Advanced zinc hydrogel formulation packaged in tubes. Used for the management of stages II through IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions.

Dermagran Ointment	Topical ointment with a lanolin odor, packaged in both jars and tubes. Active ingredient: aluminum hydroxide gel. Used to manage stage I and II pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran Spray	Colorless, odorless liquid, packaged in translucent plastic bottles with pump spray nozzles. Active ingredient: zinc acetate. Used to manage stage I and II pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran Wound Cleanser	Saline wound cleanser with moisturizing and lubricating properties packaged in a four ounce plastic bottle. Used to cleanse dermal wounds and contribute to the maintenance of a mildly acidic wound environment.

Dermagran Zinc – Saline Dressing	Sterile 4" x 8", 12 ply gauze dressing saturated with sterile solution and trace amounts of zinc, packaged in foil envelopes with peel-down tabs. Used for the management of pressure sores, venous ulcers, incisions, burns and skin irritations.

Wound Closure

LC Strip	Wound closure strip made of a flexible material that allows blood and waste materials to escape the wound site. Used for wounds resulting from minimally invasive surgery.
Suture Strip	Latex-free, water-resistant, economical wound closure strip. Made of the same non-woven material as Suture Strip Plus®. Used in various surgical and wound care procedures.
Suture Strip Plus®	Latex-free, water-resistant wound closure strip. Made of a macroporous non-woven polyamide with skin friendly adhesive. Used for primary closure and early suture removal.

Catheter Fasteners

NG Strip	Tube fastener made of flexible material designed to maximize adhesion and minimize irritation, blistering and skin shear, packaged in various sizes. Used to secure nasal or feeding tubes to the nose.
Percu-Stay	Sterile, self-adhesive catheter fastener for percutaneous drainage catheters. Made of a combination moisture-absorbent hydrocolloid surrounded by a pressure sensitive adhesive on a non-woven backing. Used to secure percutaneous drainage catheters.

UC Strip/Cath-Strip	Catheter tubing fastener made of a flexible material designed to maximize adhesion and minimize irritation, blistering and skin shear, available in various sizes. Used for securing urinary and gastrostomy catheter tubing to the skin.

Net Dressings

Flexinet/Systenet	Woven elastic net dressing for wounds which reduces dressing time, allows for proper ventilation of the wound site and holds dressings in place. Packaged in various sizes.

Personal Skin Care

Antibacterial Soap	Antibacterial hand soap with glycerin and aloe vera. Active Ingredient: chloroxylenol. Used as a hand soap for protection against both gram-positive and gram-negative organisms as well as yeasts and fungi.

ApriVera	Odor reducing, non-alkaline body lotion and hair cleanser with aloe vera.
Bathe Away	Body and hair cleanser containing glycerin, coconut oil products and chamomile.
Hydro-Soft	Concentrated blend of skin emollients and gentle skin cleansers for moisturizing and conditioning the skin. Used in whirlpool and hydrotherapy units.
In Between	Perineal spray skin cleanser. Used to remove dry fecal matter and odor resulting from incontinence.
MPH Ointment	Topical ointment, packaged in pumps and jars, containing allantoin and aloe vera gel. Used to provide protective, long lasting barrier ointment for perineal care associated with incontinency.

Mysotrol	Clear gel no-rinse hand sanitizer packaged in squeeze bottles. Used as a hand sanitizer to provide germicidal and virucidal protection. Meets OSHA protocol for a healthcare handwash.
Optima	Bath additive or after-bath moisturizer enhanced with acetylated lanolin alcohol. Used to lubricate and soften the skin.
Skin Care Lotion	Lotion to moisturize and soften the skin.
Swash	Body and hair cleanser.
Therabath	Lotion type body and hair cleanser.
Three to One	Economical concentrated body and hair cleanser.
Whirlpool/Hardsurface Disinfectant	Detergent and disinfectant. Used to clean and disinfect any whirlpool or hardsurface. Effective against a broad range of microorganisms.

Distribution and Sales

Domestic

        The Company employs a direct sales force and utilizes drug wholesalers, specialty dealers and medical - surgical distributors to sell and distribute its products in the hospital, home health, nursing home, and physician office markets. The Company’s direct sales force consists of an Executive Vice President – Sales and Marketing, a Vice President - Sales, four direct sales representatives and fifty-two manufacturer’s representatives.

        Direct sales representatives receive a base salary together with commissions. Manufacturer's representatives receive commissions based upon sales in their territory and/or market segment. Compensation to wholesalers, dealers and distributors is derived from markups on the Company's products.

International

        The Company’s wound care products and wound closure strips are distributed and sold internationally pursuant to various licensing and distribution agreements. The Company sells products in the following countries: Argentina, Austria, Belgium, Canada, Chile, Columbia, Costa Rica, Denmark, Egypt, Finland, France, Germany, Guatemala, Israel, Italy, Netherlands, New Zealand, Norway, Panama, Peru, Philippines, Portugal, Puerto Rico, Spain, Sweden, Switzerland, Taiwan, United Kingdom, Uruguay and Venezuela. Sales generated from foreign countries are payable in U.S. dollars and are not material.

eCommerce

        The Company launched an eCommerce initiative in early 2000 with a view to generating sales via the Internet. This initiative currently consists of two web-sites one of which is devoted to the Company’s institutional markets and one of which is devoted to individuals caring for themselves at home. Sales generated via the Internet are not material.

Competition

        The wound and skin care sectors of the medical products industry are characterized by rapidly evolving technology and intense competition. Many suppliers of competing products are considerably larger and have much greater resources than the Company. In addition, many specialized products companies have formed collaborations with large, established companies to support research, development and commercialization of wound and skin care products which may be competitive with those of the Company. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize wound and skin care products on their own or through joint ventures.

        The Company’s chronic wound care products compete principally with those of Bristol-Myers Squibb-Convatec, Smith & Nephew, Johnson & Johnson and 3M. The Company’s largest competitor in the field of wound closure strips is 3M. However, several generic products compete with the Company's specialty fasteners, including hospital and surgical tapes. The Company's personal skin care products compete with those of Provon, Calgon Vestal-Steris and Chester Laboratories.

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

Product Sourcing

        The Company maintains manufacturing facilities solely for manufacturing its skin care products. The manufacture of all other products is outsourced. The principal manufacturers of the Company's products are: Applied Labs (Dermagran Spray and Dermagran Hydrogel Dressing); Kimberly Clark (Dermagran Hydrophilic Wound Dressing); Topiderm, Inc. (Dermagran Ointment, Dermagran AF, Dermagran BC and Dermagran Hydrophilic B Dressing); Trumed Technologies (Cath Strip); Maersk Medical (Percu-Stay) and TapeMark Company (LC Strip, Suture Strip, Suture Strip Plus(R), NG Strip and UC Strip).

        The Company’s products utilize readily available components and there are numerous laboratories and production facilities capable of producing these products to the standards required by the FDA, the Company and the pharmaceutical industry. Given the ready availability of other suppliers, the Company does not believe that the loss of one or more of its suppliers would adversely affect its operations.

        The Company requires that all of its suppliers conform to the standards set forth in the Good Manufacturing Practice ("GMP") regulations promulgated by the FDA. See "Government Regulation."

Patents, Proprietary and Non-Proprietary Technology

        Under the title “Two-Step Procedure for Indolent Would Healing and Aqueous Medium and Topical Ointment Used in Connection therewith,” the Company’s Dermagran Spray and Dermagran Ointment have received patent protection. Patents have been obtained in: Australia, Canada, European Community (comprised of: Austria, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Sweden, Switzerland and United Kingdom), Ireland, Mexico, Philippines, Spain, and the United States. These patents begin to expire in the year 2003. Patent applications relative to these products are pending in various other countries.

        Under the title “Topical Barrier Composition Containing Silicone and Bentonite,” the Company’s Dermagran BC (barrier cream) has received patent protection in the United States. This patent will expire in 2017. Patent applications for this product are pending in various other countries.

        The Company also has patents on its Suture Strip, NG Strip, Cath-Strip and UC Strip products in the United States and United Kingdom. These patents begin to expire in the year 2005.

        The Company believes that the foregoing patents and patent applications afford reasonable protection to the Company against the unauthorized copying of the technology embodied in the subject products. However, it must be emphasized that: (1) the means whereby the wound care products may stimulate wound healing are unknown, and (2) the chemical and biological processes bearing upon wound healing are highly complex and subject to a wide variety of influences and stimuli. As such, it is possible that others will develop wound healing products equal or superior to those of the Company without infringing the Company’s patents.

        Patent law relating to the scope of claims with respect to wound care pharmaceutical products is still evolving and the Company’s patent rights are subject to this uncertainty. Furthermore, the existence of patent rights does not provide absolute assurance against infringement of these rights. The prosecution and defense of patent claims is both costly and time consuming, regardless of outcome.

        An important component of the Company’s growth strategy is to acquire, by purchase or license, both proprietary and non-proprietary wound and skin care technology. There can be no assurance that the Company will be able to obtain such technology on acceptable terms, if at all. Future inability to acquire or license wound care technology could have a material adverse effect on the Company’s business.

Government Regulation

Scope of Regulation

        The manufacture, distribution and advertising of the Company and its products are subject to regulation by numerous federal and state governmental agencies in the United States and by similar agencies in foreign countries. The United States Food and Drug Administration (“FDA”) is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, (“FDC Act”) which regulates drugs and devices manufactured and distributed in interstate commerce. Many of the Company’s products are classified either as over-the-counter drugs or medical devices pursuant to the FDC Act. The Federal Trade Commission (“FTC”) administers the Federal Trade Commission Act (“FTC Act”) which regulates the advertising of products including over-the-counter drugs and devices. All states have individual laws that resemble the FDC Act and the FTC Act.

Medical Devices

        The following products are registered with the FDA as Class I "devices" pursuant to the regulations under Section 510(k) of the FDC Act: Dermagran Zinc-Saline Dressing, Dermagran Hydrogel Dressing, Dermagran Hydrophilic Wound Dressing, Dermagran Hydrophilic B Dressing, Dermagran Wound Cleanser, Suture Strip, NG Strip, Cath-Strip and UC Strip.

        The FDC Act requires that all devices for human use marketed in the United States prior to May 28, 1976 (“Preamendment Devices”) be classified by the FDA, based on recommendations of expert panels, into one of three regulatory classes. Class I products are subject only to the general controls which apply to all devices, irrespective of class. General controls include the registration of manufacturers, recordkeeping requirements, labeling requirements, and Good Manufacturing Practice (“GMP”) regulations.

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

        All manufacturers are required to give the FDA ninety days notice before they can introduce a device on the market. During the ninety-day period, the FDA will determine whether the device is or is not substantially equivalent to a Preamendment Device. If the FDA determines that the device is not substantially equivalent to a Preamendment Device, it is automatically placed in Class III and the manufacturer will have to provide the FDA with a Premarket Approval Application (“PMA”) containing evidence that the device is safe and effective before the device may be commercially distributed to the public. However, the manufacturer may request that the FDA reclassify the device by filing a reclassification petition. All of the devices currently marketed by the Company have been found by the FDA to be substantially equivalent to a Preamendment Device.

Over-the-Counter Drugs

        Prescription drugs may be dispensed only by or on the prescription of a licensed practitioner and must be labeled: "Caution: Federal law prohibits dispensing without prescription." In general, a drug is restricted to the prescription class if it is not safe for use except under professional supervision. All drugs having characteristics that do not require prescription dispensing are considered to be over-the-counter ("OTC") drugs. Those of the Company's products which are classified as over-the-counter drugs pursuant to the FDC Act are: Dermagran Spray, Dermagran Ointment, Mysotrol, Antibacterial Soap, Dermagran AF and Dermagran BC.

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

        On the basis of the recommendations submitted by the panels, the FDA issues monographs setting forth the conditions under which OTC drugs in each class are deemed to be generally recognized as safe, effective, and not misbranded. Generally, the administrative process includes the publication of a “Preliminary,” “Tentative Final,” and “Final Monograph.” During the rulemaking process, products are placed into one of three categories describing whether a drug is deemed to be generally recognized as safe and effective and not misbranded (Category I), to be not generally recognized as safe and effective or misbranded (Category II), or to lack sufficient data for categorization (Category III). Products that do not comply with general OTC regulations or an applicable Final Monograph are subject to regulatory action. Any OTC drug not in compliance with the content and labeling requirements of a Final Monograph is subject to regulatory action unless it is the subject of an approved new drug application. The FDA has issued a Compliance Policy Guide in which it determined that it would not pursue regulatory action against OTC drugs prior to the adoption of a final regulation unless failure to do so presents a potential public health hazard.

        Dermagran Spray, Dermagran Ointment, Dermagran BC and Dermagran AF are currently being marketed as over-the-counter skin protectant drug products. Skin protectant products are the subject of an ongoing FDA rule making procedure which will result in the issuance of a final regulation specifying those active ingredients which are permitted in, and designating labeling requirements for, such products. Preliminary Monographs and Tentative Final Monographs applicable to Dermagran Spray and Dermagran Ointment have been issued by the FDA in 1978 and 1984, respectively.

        Dermagran Spray and Dermagran Ointment have been formulated and labeled in accordance with the proposals outlined in the Preliminary Monograph. The Dermagran Spray and Dermagran Ointment labels carry treatment indications of “For symptoms of oozing and weeping due to rubbing or friction” and “For the temporary protection and lubrication of minor skin irritations such as intertrigo, chafing, galling, rubbing or friction,” respectively.

        Under the Tentative Final Monograph, products formulated and identified in the manner of Dermagran Spray and Dermagran Ointment would be required to carry treatment indications of “Dries the oozing and weeping of poison ivy, poison oak and poison sumac.” Thus, if the proposals outlined in the Tentative Final Monograph are adopted without modification in a final regulation, and if no modifications were made to the formulations of Dermagran Spray and Dermagran Ointment, the treatment indications on the current Spray and Ointment labels would have to be revised.

        It is currently impossible to predict when the FDA will promulgate a final regulation, what the final regulation will provide or how a final regulation (monograph) will affect either of these products or their labels. Pursuant to the FDA’s Compliance Policy Guide, discussed above, Dermagran Spray and Dermagran Ointment may be marketed under their current monographs until one year following the issuance of a Final Monograph. It is the

Company’s intention to manufacture Dermagran Spray and Dermagran Ointment pursuant to the FDA’s Final Monograph relative to “skin protectants” and to make whatever formulation and labeling changes are necessary to fully comply with the final regulation. Given the uncertainty with respect to both the timing and provisions of a Final Monograph relative to Dermagran Spray and Dermagran Ointment, it is not possible to assess the probable impact of this Final Monograph upon these products’ manufacture, marketing or sale.

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

Third Party Reimbursement

        The Company sells its wound care products to nursing homes, hospitals, home healthcare agencies, retail and “closed door” pharmacies and similar institutions. The patients at these institutions for whose care the Company’s products are purchased often are covered by medical insurance. Accordingly, the Company’s customers routinely seek reimbursement for the cost of the Company’s wound care products from third party payors such as Medicare, Medicaid, health maintenance organizations and private insurers. The availability of reimbursement from such third party payors is a significant factor in the Company’s sales of wound care products.

        Medicaid is a federally funded program administered by the states. Medicaid insurance is available to individuals who have no Medicare or private health insurance or to individuals who have exhausted their Medicare benefits. Included in the Medicaid insurance coverage are in-patient stays in long term care facilities, hospitalization and drugs.

        Medicaid reimbursement of the Company’s products is dependent upon Company paid rebates to state Medicaid agencies. Effective January 1, 1991, the Omnibus Budget Reconciliation Act of 1990 requires pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, to enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company’s quarterly net sales and the average manufacturer price of the individual products. Prior to 1998, Medicaid rebates ranged between 3% and 5% of the Company’s net sales. After 1998, Medicaid rebates represented approximately 1% of net sales.

        Medicare is a federally funded program administered by four private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. Several of the Company’s wound care products, together with Cath-Strip and Percu-Stay, are eligible for Medicare reimbursement.

        The Prospective Payment Systems (PPS) enacted by Congress as part of the Balanced Budget Act of 1997 places "per capita" (per patient) limits on the amount of Medicare payments for goods and services provided by skilled nursing facilities. PPS has generally had a negative impact on the long-term care industry as well as suppliers to this industry, including the Company.

        Federal and state governments, as well as private insurers, will continue their pursuit of programs designed to control or reduce the cost of health care. These cost cutting measures may include reductions in reimbursements and/or increases in mandatory rebates for wound care products. As such, there is uncertainty as to whether, and to what extent, reimbursements for the Company’s products will continue to be available. Likewise, there is uncertainty as to the future extent of the Company’s rebate obligations.

Product Development

        The Company conducts limited product development activities with respect to its skin care line. The Company does not conduct in-house product development activities relative to its wound care and wound closure-fastener product lines and relies for the expansion of these lines upon the purchase or licensing of products from outside sources.

Employees

        The Company maintained forty-four full-time and two part-time employees at December 31, 2000. The Company considers its employee relations to be satisfactory.

Item 2.  Description of Property

        The Company’s executive offices are located in Princeton, New Jersey. The Company leases its executive office space on a month-to-month basis at a price of $9,200 per month. The Company has a lease for offices located in Wilkes Barre, Pennsylvania, at a rate of $1,542 per month that expires June, 2001. The Company has a month-to-month lease for 8,200 square feet of warehouse space in Old Forge, Pennsylvania, at a rate of $1,925 per month. The Company has a lease for 24,000 square feet of office and warehouse space in St. Louis, Missouri, at a rate $7,298 per month that expires in August, 2002 and a month-to-month lease for 2,000 square feet of warehouse space, also in St. Louis, at a rate of $1,000 per month.

Item 3.  Legal Proceedings

        The Company is not a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter to a vote of shareholders during the fourth quarter, 2000.

Part II

Item 5.  Market for Common Equity and Related Shareholder Matters

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol "DSCI.OB." The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol "DMS." The Company's Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company's Common Stock and, where applicable, as adjusted for a 1:5 stock split implemented on August 2, 1999:

           Quarter Ended                     High          Low
           -------------                     ----          ---

           March 31, 1999                    $4.06        $3.13
           June 30, 1999                     $4.06        $2.03
           September 30, 1999                $2.03        $0.50
           December 31, 1999                 $2.63        $0.88
           March 31, 2000                    $4.56        $1.81
           June 30, 2000                     $2.00        $0.56
           September 30, 2000                $1.50        $0.50
           December 31, 2000                 $1.25        $0.44

        The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company's preferred stock.

        As of the close of business on March 22, 2001, there were 1,221 holders of record of the Common Stock.

        The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference to Consolidated Financial Statements

         Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements set forth below under Item 7.

Results of Operations

        Net sales decreased $815,545, or 7.9%, in 2000 to $9,566,134 from $10,381,679 in 1999. Gross profit margins declined to 48.5% in 2000 from 57.1% in 1999 and operating expenses decreased $2,305,301, or 27.7%, in 2000 to $6,017,690 from $8,322,991 in 1999. Net losses declined $968,835, or 40.3%, in 2000 to $1,437,471 from $2,406,306 in 1999.

Sales Overview

        The Company’s sales are derived from its wound care, wound closure-fasteners and skin care product lines. Wound care sales consist mainly of Dermagran ointment and spray and hydrophilic wound dressings. Wound closure-fastener sales consist primarily of wound closure strips and catheter fasteners. Skin care sales consist of body washes, shampoos, incontinent care products, skin conditioners, disinfectants and deodorizers.

        Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                             Year Ending December 31,
                                          -----------------------------
                                          2000                     1999
                                          ----                     ----

     Gross sales                     $10,879,234              $11,216,653

     Trade rebates                    (1,054,042)                (579,815)
     Cash discounts                     (191,040)                (157,355)
     Medicaid rebates                    (68,018)                 (97,804)
                                         --------                 --------

     Net Sales                       $ 9,566,134              $10,381,679
                                      ==========               ==========

        Trade rebates increased significantly in 2000 versus 1999. The increase reflects an increase in the level of non-standard contract pricing due to a competitive marketplace and an exclusive two year supply contract with a large nursing home chain implemented in the later half of 1999 at discounted prices. Cash discounts increased due to the extension of more favorable discount terms to accelerate cash flow. Medicaid rebates declined due to lower sales and declining prices.

        The following table presents net sales by product line expressed in dollars and percentage change:

                                     Year Ended December 31,
                                     -----------------------
     Product Line                    2000               1999               Variance
     ------------                    ----               ----        --------------------

     Wound care                  $2,593,160         $3,478,031      ($884,871)   (25.4)%
     Wound closure-fasteners      2,989,137          3,186,902       (197,765)    (6.2)%
     Skin care                    3,983,837          3,716,746        267,091      7.2%
                                  --------           ---------        -------

         Total                   $9,566,134         $10,381,679     ($815,545)    (7.9)%
                                 ==========         ===========     ==========

        Net Sales declined $815,545, or 7.9%, in 2000 versus 1999. Wound care sales declined $884,871, or 25.4%, due principally to market price erosion and the loss of a major account. Wound care sales were also adversely impacted in the short term by the downsizing of the direct sales force in early 2000 and the transition to greater reliance on manufacturer’s representatives. Wound closure-fastener sales declined $197,765, or 6.2%, due to domestic and international market price erosion and lower volume associated with an increasingly competitive market. Skin care sales increased $267,091, or 7.2%, in 2000 due principally to an exclusive supply agreement with a large nursing home chain. This agreement was in force throughout 2000 as opposed to seven months in 1999.

Net Sales, Cost of Sales and Gross Profit

        The Company's net sales, cost of sales, gross profit and gross profit margins for 2000 and 1999 are outlined in the table below:

                                Year Ended December 31,
                                -----------------------
                            2000                        1999                  Variance
                  --------------------     ---------------------     ----------------------

Net sales         $9,566,134    100.0%     $10,381,679    100.0%     ($  815,545)    (7.9)%
Cost of sales      4,922,318     51.5%       4,452,784     42.9%        (469,534)   (10.5)%
                   ---------     -----       -------       -----        ---------

Gross profit      $4,643,816     48.5%      $ 5,928,895    57.1%     ($1,285,079)   (21.7)%
                  ===========    =====      ===========    =====     ============

        Gross profit decreased $1,285,079, or 21.7%, to $4,643,816 in 2000 from $5,928,895 in 1999. Lower overall sales volumes, price erosion, unfavorable product mix, product cost increases and an increase in the inventory obsolescence reserve were contributing factors to the gross profit decline.

        Product line net sales as a percentage of total net sales, together with the gross profit percentages attributable to each line, are outlined below:

                                                                Percentage of
                                                               Total Net Sales
                                                               ---------------
   Product Line                Gross Profit Percentage        2000         1999
   ------------                -----------------------        ----         ----

   Wound care                          50% - 70%              27.1%        33.5%
   Wound closure-fasteners             40% - 60%              31.2%        30.7%
   Skin care                           25% - 45%              41.7%        35.8%
                                                              ----         -----

                                                             100.0%       100.0%
                                                             ======       ======

        In 2000, lower margin skin care products constituted a larger percentage of net sales at the expense of higher margin wound care products. This shift in product mix had a negative impact both on the Company’s gross profits and gross profit margin. In July 2000, the Company granted a major distributor the exclusive right to market the Company’s catheter fasteners to hospitals. This agreement resulted both in higher fastener sales volume and lower prices. Thus, while positively impacting gross profits, the distribution agreement had the effect of reducing the Company’s gross profit margin.

        Inventory cost increases ranging from 3% to 7% for the contract manufactured wound care and wound closure-fastener lines also contributed to reduce gross profit margins. Skin care line material costs were essentially flat while labor and overhead costs were up slightly due to operational inefficiencies. Freight costs to ship product to customers included in cost of sales was $497,797 and $326,004 in 2000 and 1999, respectively. The significant increase in outbound freight costs is attributable to a sales mix shift towards freight intensive skin care sales in 2000, inefficiencies associated with backorders of skin care products and higher overall freight costs due to higher petroleum prices. Gross profit margins were also adversely impacted in 2000 by an increase in the inventory obsolescence reserve of $118,000.

Operating Expenses

        Operating expenses decreased $2,305,301, or 27.7%, to $6,017,690 in 2000 from $8,322,991 in 1999. Restructuring of the sales and marketing operations together with implementation of company-wide cost reduction initiatives were responsible for the decrease. A summary of selling, marketing and general administrative expenses for 2000 and 1999 are outlined in the table below:

                                      Year Ended December 31,
                                      -----------------------
     Operating Expense                 2000             1999              Variance
     -----------------                 ----             ----        ----------------------

     Selling                        $2,544,637       $4,157,570     ($1,612,933)   (38.8)%
     Marketing                         640,141        1,221,847        (581,706)   (47.6)%
     General and Administration      2,832,912        2,943,574        (110,662)   (3.8)%
                                     ---------        ---------        ---------

              Total                 $6,017,690       $8,322,991     ($2,305,301)   (27.7)%
                                    ==========       ==========     ============

        Selling expenses decreased $1,612,933, or 38.8%, to $2,544,637 in 2000 from $4,157,570 in 1999. The compensation and benefits component of selling expenses was down $1,005,230, or 40.3%, reflecting a significant reduction in the direct sales force and administrative staff. Consulting, travel and other operating expenses were also down significantly reflecting reorganization of the sales force and general cost containment initiatives.

        Marketing expenses decreased $581,706, or 47.6%, to $640,141 in 2000 from $1,221,847 in 1999. The compensation and benefits component of marketing expenses declined $219,102, or 42.5%, as a result of the reorganization and reduction of marketing personnel. Promotion, travel and other operating expenses also declined as a result of the foregoing reorganization and cost containment efforts.

        General and administrative expenses decreased $110,662, or 3.8%, to $2,832,912 in 2000 from $2,943,574 in 1999. The compensation and benefits component of general and administrative expenses increased $256,780, or 32.4%, due primarily to re-establishment of the headquarters finance staff. Other expenses declined $367,442, or 17.1%, in 2000. Components of this decline were a reduction of $451,968 in legal costs and settlement of a legal fee dispute which generated a credit of $122,000 against legal expenses. Lower overall costs associated with cost containment efforts also contributed. Offsetting these savings were higher bad debt expense of $283,924, higher depreciation/amortization expense of $98,418 and increased headquarters rental expense

Other Expense

        Other expense increased $51,387 to $63,597 in 2000 from $12,210 in 1999. Other expense consists primarily of interest income on the Company’s investment account balance, interest expense associated with the Company’s bank line of credit (secured by the investment account) and accrued interest payable on the Company’s convertible bonds. Other expense increased in 2000 due primarily to increased convertible bond interest expense.

Net Loss

        The Company incurred net losses in 2000 and 1999 of $1,437,471 and $2,406,306, or $0.82 and $1.84 per share, respectively. Included in the 2000 net loss were non-recurring charges of approximately $700,000. These non-recurring charges included restructuring costs of $250,000 and write-downs or write-offs totaling $450,000. These latter related primarily to doubtful accounts, inventory obsolescence and impaired property, plant and equipment.

Liquidity and Capital Resources

        At December 31, 2000 and 1999, the Company had cash and cash equivalents balances of $1,064,165 and $1,221,691, respectively. Cash on hand at December 31, 2000 consisted of general operating cash of $31,064 and cash equivalents of $1,033,101 deposited in a money market investment account. Balances on deposit in the money market investment account earn interest at prevailing market rates. During 2000, interest rates on this account varied between 5.5% and 6.5%.

        The $157,526 decrease in cash and cash equivalents during 2000 resulted from net cash used in operations of $582,655 and cash used to purchase property, plant and equipment of $22,494 offset by $447,623 of cash provided by financing activities. Cash used in operations during 2000 declined $2,135,607, or 79%, to $582,655 from $2,718,262 in 1999. This decline is attributable to the above discussed expense containment measures.

        The Company has a line of credit facility for $1,000,000 which is fully secured by the money market investment account discussed above. On December 31, 2000 and 1999, $640,000 and $650,000, respectively, of this line of credit was outstanding. Interest on the line of credit balance is payable monthly at prime minus 1%. This interest rate was 8.5% at December 31, 2000. The Company utilizes the line of credit for working capital purposes.

        During 2000, the Company received a total of $150,000 and $500,000 from the sale of its Series D Convertible Bonds and Series E Units, respectively. Costs associated with these financing activities were $192,377 resulting in net proceeds of $457,623.

        At December 31, 2000 and 1999, the Company had working capital of $1,865,082 and $2,388,794, respectively. The decline in working capital of $523,712 in 2000 is primarily due to the Company’s net operating losses. During 2000, cash used in/provided by operations experienced a reversal going from a negative $793,186 in the first six months to a positive $210,531 in the last six months of the year.

        At December 31, 2000 and 1999, $475,000 and $1,325,000, respectively, of the Company’s convertible bonds were outstanding. Interest is payable on these bonds at the prime rate. This interest rate was 9.5% at December 31, 2000. Interest on the convertible bonds accrues and is payable upon maturity thereof.

        During 2000, $1,000,000 in aggregate principal amount of convertible bonds was converted to preferred stock. Convertible bond interest expense was $79,976 and $25,577 in 2000 and 1999, respectively. At December

31, 2000 accrued and unpaid convertible bond interest was $105,553. Outstanding convertible bonds in the amount of $475,000 mature January 7, 2002.

        In March 2000, 83,334 shares of Series B Preferred Stock were converted into 83,334 shares of Common Stock. In August 2000, the Company completed a private placement of 666,668 Series E Units in which an aggregate of $500,000 was raised. Each Series E Unit consists of one share of Common Stock and one and one tenth (1.1) warrants to purchase one share of Common Stock at $0.85 per share. In September 2000, 45,000 shares of Common Stock were issued in settlement of trade accounts payable.

        During 2000, the Company implemented steps to improve operating results and cash flow. In April and May, the Company initiated steps to modify its selling strategy and restructure its sales and marketing operations. The direct sales force and corresponding administrative support staff were downsized in favor of greater reliance on manufacturing representatives and specialty dealers. Sales stabilized in the second and third quarters and grew slightly in the fourth quarter.

Nasdaq Stock Market Delisting

        On October 3, 2000 the Company’s Common Stock was delisted from the Nasdaq SmallCap Market for failure to maintain a $1.00 minimum closing bid price for a prescribed ten day trading period. This delisting has become final. Effective October 4, 2000, the Company’s Common Stock commenced trading on the OTC Bulletin Board under the symbol DSCI.OB. The Company maintains its listing on the Boston Stock Exchange and Pacific Stock Exchange.

Convertible Bonds - Postponement of Maturity Date

        As of January 5, 2001, bondholders owning an aggregate of $475,000 of the Company’s Series C and Series D Convertible Bonds, constituting all of the Company’s convertible bonds, extended the maturity date of their bonds from January 7, 2001 to January 7, 2002. In consideration for this maturity postponement, the Company has agreed to accord the bondholders the following consideration: (1) 57,000 shares of the Company’s Common Stock with registration rights, (2) reduction in the “per unit” conversion rate of the Series C and Series D Convertible Bonds remaining outstanding from $0.75 to $0.50, (3) increase in the ratio of preferred stock to warrants comprising the units from one share of preferred stock and one warrant to one share of preferred stock and one and one tenth warrants, and (4) reduction of the exercise price of the warrants from $0.85 per share to $0.57 per share.

        The effect of the foregoing consideration will be to increase the number of Series C Units and Series D Units obtainable upon conversion of the Series C and Series D Convertible Bonds from 33,334 to 50,000 and from 600,000 to 900,000, respectively.

Loss of Major Customer

        Beverly Enterprises, Inc., a large nursing home chain, has declined to exercise its option to renew its exclusive sales contract for the purchase of the Company’s skin care line of products. The term of the contract runs from June 1, 1999 through May 31, 2001. Sales attributable to the Beverly contract were approximately $1,250,000 in 2000 and represented approximately 13% of the Company’s year 2000 sales. Due to aggressive pricing and non-recurring start up costs, net profits derived from the Beverly Contract have been minimal. While non-renewal of the contract will adversely impact sales, no near term adverse impact on profitability is expected.

Forward Looking Statements

        Statements that are not historical facts, including statements about the Company’s confidence, strategies, expectations about new or existing products, technologies, opportunities, market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risk, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, social, financial and economic risks.

Item 7.  Financial Statements

Report of Independent Auditors

Report of Independent Auditors

Board of Directors
Derma Sciences, Inc.

        We have audited the accompanying balance sheets of Derma Sciences, Inc., as of December 31, 2000 and 1999 and the related statements of operations, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc., at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 28, 2001

DERMA SCIENCES, INC.

Consolidated Balance Sheets

==================================================================================================
                                                                           December 31,
ASSETS                                                                  2000          1999
- --------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents, including restricted cash of
     $640,000 in 2000 and $650,000 in 1999                      $ 1,064,165           $ 1,221,691
   Accounts receivable, net                                       1,561,633             2,041,099
   Inventories, net                                               1,282,370             1,289,138
   Current portion of officer's note receivable                         -                  19,330
   Prepaid expenses and other current assets                         75,916               223,120
- --------------------------------------------------------------------------------------------------
Total current assets                                              3,984,084             4,794,378

Property and equipment, net                                         204,029               382,542

Other Assets
   Officer's note receivable                                            -                  76,034
   Goodwill and other intangibles, net                            1,392,495             1,548,246
   Other                                                                -                     838
- --------------------------------------------------------------------------------------------------
Total Assets                                                    $ 5,580,608           $ 6,802,038
==================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------
Current Liabilities
   Bank line of credit                                          $   640,000           $   650,000
   Accounts payable                                                 977,080             1,261,620
   Accrued expenses and other
     current liabilities                                            501,922               493,964
- --------------------------------------------------------------------------------------------------
Total current liabilities                                         2,119,002             2,405,584
- --------------------------------------------------------------------------------------------------
Long-Term Liabilities
   Convertible bonds                                                475,000             1,325,000
- --------------------------------------------------------------------------------------------------
Total liabilities                                                 2,594,002             3,730,584
- --------------------------------------------------------------------------------------------------
Shareholders' Equity
   Common stock $.01 par value,
     30,000,000 shares authorized;
     issued and outstanding: 2,120,940
     shares in 2000; 1,325,938 in 1999                               21,209                13,259
   Convertible preferred stock $.01 par
     value; 11,750,000 shares authorized;
     issued and outstanding: 2,189,178
     shares in 2000; 939,188 in 1999                                 21,892                 9,392
   Additional paid-in capital                                    12,130,370            10,798,197
   Accumulated deficit                                           (9,186,865)           (7,749,394)
- --------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                        2,986,606             3,071,454

- --------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                      $ 5,580,608           $ 6,802,038
==================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statements of Operations

==================================================================================================
                                                                      Year Ended December 31,
                                                                     2000                 1999
- --------------------------------------------------------------------------------------------------
Net sales                                                       $ 9,566,134           $10,381,679

Cost of sales                                                     4,922,318             4,452,784
- --------------------------------------------------------------------------------------------------
Gross profit                                                      4,643,816             5,928,895
- --------------------------------------------------------------------------------------------------
Operating expenses                                                6,017,690             8,322,991
Other expense, net                                                   63,597                12,210
- --------------------------------------------------------------------------------------------------
                                                                  6,081,287             8,335,201
- --------------------------------------------------------------------------------------------------
Loss before provision for income taxes                           (1,437,471)           (2,406,306)
Provision for income taxes                                              -                     -
- --------------------------------------------------------------------------------------------------
Net Loss                                                        $(1,437,471)          $(2,406,306)
- --------------------------------------------------------------------------------------------------
Loss per common share basic and diluted                         $      (.82)          $     (1.84)
- --------------------------------------------------------------------------------------------------
Shares used in computing loss per common share                    1,743,717             1,305,928
==================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows

==================================================================================================
                                                                     Year Ended December 31,
                                                                    2000                 1999
- --------------------------------------------------------------------------------------------------
Operating Activities
   Net loss                                                     $(1,437,471)          $(2,406,306)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                                356,758               237,966
       Provision for bad debts                                      299,960               111,400
       Provision for rebates                                        135,000                   -
       Write-off of officer's notes receivable                       95,364                   -
       Provision for inventory obsolescence                         118,000                   -
       Changes in operating assets and liabilities
           Accounts receivable                                       44,506              (774,280)
           Inventories                                             (111,232)              356,418
           Prepaid expenses and other assets                        148,042                 5,558
           Accounts payable                                        (239,540)              227,205
           Accrued expenses and other current liabilities             7,958              (476,223)
- --------------------------------------------------------------------------------------------------
Net cash used in operating activities                              (582,655)           (2,718,262)
- --------------------------------------------------------------------------------------------------
Investing Activities
   Purchases of property and equipment, net                         (22,494)              (84,390)
- --------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (22,494)              (84,390)
- --------------------------------------------------------------------------------------------------
Financing Activities
   Net change in bank line of credit                                (10,000)              350,000
   Proceeds from issuance of convertible
     securities                                                     150,000             1,325,000
   Retirement of treasury stock                                         -                  (1,018)
   Proceeds from issuance of common stock,
     net of issuance costs                                          307,623                   -
   Proceeds from exercise of stock options                              -                  11,809
- --------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           447,623             1,685,791
- --------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (157,526)           (1,116,861)

Cash and cash equivalents
   Beginning of year                                              1,221,691             2,338,552
- --------------------------------------------------------------------------------------------------
   End of year                                                  $ 1,064,165           $ 1,221,691
==================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statements of Shareholders' Equity

=============================================================================================================
                                         Convertible                Additional     Accumu-        Total
                                          Preferred     Common        Paid-In       lated      Shareholders'
                                            Stock       Stock         Capital      Deficit       Equity
- -------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  50,709      62,357     10,696,991     (5,343,088)      5,466,969

Conversion of preferred shares              (3,750)      3,750            -              -               -

One-for-five reverse stock split           (37,567)    (53,037)        90,604            -               -

Exercise of stock options                      -           189         11,620            -            11,809

Retirement of treasury stock,
   at cost                                     -           -           (1,018)           -            (1,018)

Net loss                                       -           -              -       (2,406,306)     (2,406,306)
- -------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                   9,392      13,259     10,798,197     (7,749,394)      3,071,454

Conversion of preferred shares                (833)        833            -              -               -

Issuance of Common Stock in $500,000
   private placement, net of issuance costs    -         6,667        300,956            -           307,623

Issuance of Common Stock in
   payment of trade debt                       -           450         44,550            -            45,000

Conversion of $850,000 of Series C
   Convertible Bonds into Preferred Stock   11,333         -          838,667            -           850,000

Conversion of $150,000 of Series D
   Convertible Bonds into Preferred Stock    2,000         -          148,000            -           150,000

Net loss                                       -           -              -       (1,437,471)     (1,437,471)
- -------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                 $21,892     $21,209    $12,130,370    $(9,186,865)    $ 2,986,606
=============================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc., and its subsidiary (the "Company") is a full line provider of advanced wound care, would closure-fasteners and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States and select international markets.

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

        Summary of Significant Accounting Policies

        Principles of Consolidation – The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiary Sunshine Products, Inc. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates - In conformity with accounting principles generally accepted in the United States, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on knowledge of current events and actions which may be undertaken in the future, actual results may ultimately differ from these estimates.

        Cash and Cash Equivalents - The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

        Net Loss per Share - Net loss per common share is calculated based upon the weighted average number of shares of common stock outstanding during each period. No exercise of stock options, stock purchase warrants or the conversion of preferred stock is included because the exercise of all these securities would be anti-dilutive.

         Inventories - Inventories consist primarily of raw materials, supplies and finished goods valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method.

        Reverse Stock Split - In August, 1999, the Company effected a one-for-five reverse split of its Common and Preferred Shares. All share and per share amounts for all periods presented have been adjusted for the split.

        Property and Equipment - Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

        Goodwill and Other Intangible Assets - Goodwill and other intangible assets are stated on the basis of cost and are amortized over 12 to 17 years on a straight-line basis.

        The majority of goodwill and other intangible assets represents goodwill obtained in the acquisition of Sunshine Products, Inc. in 1998. The Company does not believe that the goodwill is impaired. However, an

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

impairment charge would be recognized if the Company expected that the present value of future earnings from Sunshine Products, Inc. did not exceed the unamortized goodwill.

        Cash Flow Information - Interest paid during 2000 and 1999 amounted to $70,419 and $61,099, respectively. Income taxes paid during 2000 and 1999 amounted to $1,355 and $37,534, respectively.

        Non cash transactions in 2000 include the conversion of $1,000,000 of aggregate principal amount of convertible bonds into Preferred Stock and issuance of 45,000 shares of Common Stock, valued at $1.00 per share, in settlement of trade debt.

        Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Option No. 25, “Accounting for Stock Issued to Employees”, and, accordingly recognizes no compensation expense for the stock option grants.

        Revenue Recognition - The Company operates in three segments, wound care, wound closure-fasteners and skin care. Sales are recorded when product is shipped and title passes to customers. Gross Sales are adjusted for cash discounts, Medicaid rebates and trade rebates to derive net sales. Freight costs to ship product to customers are recorded as a component of cost of sales.

        Advertising and Promotion Costs - Advertising and promotion costs are generally expensed in the year incurred.

2.     Acquisitions

        On September 9, 1998, the Company acquired Genetic Labs in a business combination accounted for as a pooling of interests. Genetic Labs became a wholly owned subsidiary of the Company through the exchange of 338,158 shares of the Company’s common stock for all the outstanding stock of Genetic Labs. In December, 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased.

3.     Accounts Receivable

        Accounts Receivable comprise the following:

                                                                  December 31,
                                                              --------------------
                                                              2000            1999
                                                              ----            ----

Trade accounts receivable                                 $1,725,001      $1,978,384
Less: Allowance for doubtful accounts and trade rebates     (310,000)       (151,400)
                                                            ---------       ---------
     Net trade receivables                                 1,415,001       1,826,984
Other receivables                                            146,632         214,115
                                                            --------        --------

         Total receivables                                $1,561,633      $2,041,099
                                                          ==========      ==========

        Trade receivable write-offs were $275,845 and $111,400 in 2000 and 1999, respectively. The Allowance for trade rebates reflects estimated rebates embedded in outstanding trade receivables. Other receivables at December 31, 2000 consist of outstanding Medicaid rebate adjustments and cash surrender value on officer life insurance.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

4.     Officer’s Note Receivable

        At December 31, 1999, the Company had outstanding officer’s note receivable of $95,364. In 2000, the employment agreement of the obligee-officer was renegotiated. In return for a significant reduction in annual compensation and other consideration, the Company waived repayment of the note.

5.     Inventories

        Inventories comprise the following:

                                                  December 31,
                                              --------------------
                                              2000            1999
                                              ----            ----

 Finished goods                            $ 919,872      $1,108,244
 Packaging materials                         309,245         159,931
 Raw materials                               201,253          50,963
                                           ---------        --------
     Gross inventory                       1,430,370       1,319,138
 Reserve for obsolescence                   (148,000)        (30,000)
                                           ----------      ----------

         Net inventory                    $1,282,370      $1,289,138
                                          ==========      ==========

6.     Property and Equipment

        Property and equipment comprise the following:

                                                      December 31,
                                                  --------------------
                                                  2000            1999
                                                  ----            ----

 Machinery and equipment                        $320,836        $302,977
 Furniture and fixtures                          668,336         663,701
                                                 -------         -------
     Gross property and equipment                989,172         966,678
 Less: Accumulated depreciation                  785,143         584,136
                                                 -------         -------

         Net property and equipment              $204,029       $382,542
                                                 ========       ========

        Depreciation expense was $201,007 and $111,786 in 2000 and 1999, respectively. Depreciation expense for the year ended December 31, 2000 includes $86,957 for the write-down of impaired property and equipment.

7.     Goodwill and Other Intangibles

        Goodwill and other intangibles comprise the following:

                                                         December 31,
                                                     --------------------
                                                     2000            1999
                                                     ----            ----
 Goodwill                                        $1,497,364      $1,497,364
 Patents and trademarks                             451,417         451,417
                                                  ---------       ---------
     Gross goodwill and other intangibles         1,948,781       1,948,781
 Less:   Accumulated amortization                   556,286         400,535
                                                  ---------       ---------

     Net goodwill and other intangibles          $1,392,495      $1,548,246
                                                 ==========      ==========

        Amortization expense was $155,751 and $123,123 in 2000 and 1999, respectively.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

8.     Bank Line of Credit

        The Company has a $1,000,000 bank line of credit facility, with $640,000 and $650,000 outstanding at December 31, 2000 and 1999, respectively. The maturity date of the line is October 31, 2001. The line of credit agreement requires monthly interest payments at prime minus 1%, or 8.5% at December 31, 2000. Interest expense for the years 2000 and 1999 was $70,416 and $60,560, respectively. Cash deposited with the bank of $1,000,000 secures the line of credit.

        Unrestricted cash of $424,165 and $571,691 was available for working capital at December 31, 2000 and 1999, respectively.

9.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities comprise the following:

                                                                  December 31,
                                                               ------------------
                                                               2000          1999
                                                               ----          ----

 Sales commissions                                          $ 52,000      $ 85,925
 Accrued compensation                                         71,623       121,631
 Convertible bond interest                                   105,553        25,578
 Medicaid rebates                                             32,000        25,000
 Other                                                       160,051       235,830
                                                             -------        -------
     Total accrued liabilities                               421,227       493,964
 Deferred revenue                                             80,695           -
                                                             -------       -------

     Total accrued expenses and other current liabilities   $501,922      $493,964
                                                            ========      ========

        In connection with an agreement for the distribution of catheter fasteners with a third party, the Company received an advance payment of $250,000 against the first 83,333 units sold which it recorded as deferred revenue. The advance is being amortized to revenue at a rate of $3.00 per unit sold.

10.   Convertible Bonds

        Series A

        On November 19, 1997, the Company completed a private placement of its Series A Convertible Bonds (“Series A Bonds”) in which an aggregate of $1.8 million was raised. Terms of the Series A Bonds required that upon approval by the Company’s shareholders of at least 1,750,000 shares of a new class of preferred stock (which approval was obtained in January, 1998) the Series A Bonds automatically convert into units (“Series A Units”) at the rate of $4.00 per Series A Unit. Each Series A Unit consists of one share of Series A Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at a price of $4.50.

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        Series C

        On August 16, 1999, the Company completed a private placement of its Series C Convertible Bonds (“Series C Bonds”) in which an aggregate of $875,000 was raised. The Series C Bonds originally matured on August 15, 2000. However, in March of 2000 and in January of 2001, the bondholders extended the maturity of the Series C Bonds until January 7, 2001 and January 7, 2002, respectively. The Series C Bonds pay interest only, at New York prime, until maturity.

        Each Series C Unit consists of one share of Series C Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at $1.10 per share. In March 2000, bondholders owning $475,000 in aggregate principal amount of the Series C Bonds converted the principal of their Series C Bonds into Series C Units at the rate of $1.10 per Unit.

        In July 2000, bondholders owning $375,000 in aggregate principal amount of the Series C Bonds converted the principal of their Series C Bonds into “modified” Series E Units at the rate $0.75 per Unit. Each “modified” Series E Unit consists of one share of Series C Preferred Stock and one and one tenth (1.1) warrants to purchase one share of Common Stock at $0.85 per share. Investors who converted their bonds in March 2000 have had their conversions adjusted so as to receive conversion terms similar to those of the July 2000 conversion. See Shareholders’ Equity – Conversion Adjustment below.

        Series D

        In December 1999, the Company received $450,000 of a total of $600,000 in subscriptions for its Series D Convertible Bonds (“Series D Bonds”). Payments of $50,000 and $100,000 representing the balance of these subscriptions were received in January and February, 2000, respectively. The Series D Bonds originally matured on December 31, 2000. However, in March of 2000 and January of 2001, the bondholders extended the maturity of the Series D Bonds until January 7, 2001 and January 7, 2002, respectively. The Series D Bonds pay interest only, at New York prime, until maturity.

        Each Series D Unit consists of one share of Series D Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of common stock at $1.01 per share. In March 2000, bondholders owning $150,000 in aggregate principal amount of the Series D Bonds converted the principal of their Series D Bonds into Series D Units at the rate of $1.0125 per Unit. Investors who converted their bonds in March 2000 have had their conversions adjusted so as to receive conversion terms similar to those of the July 2000 conversion of Series C Bonds. See Shareholders’ Equity – Conversion Adjustment below.

11.   Shareholders’ Equity

        Increase in Authorized Common Stock

        On May 26, 1999 the Company, upon recommendation of its Board of Directors and approval of its shareholders, amended its articles of incorporation to increase authorized Common Stock from 15,000,000 to 30,000,000 shares. The par value of the Common Stock remains at $.01 per share.

        Reverse Stock Split

        On August 2, 1999 the Company, upon recommendation of its Board of Directors and approval of its shareholders, amended its articles of incorporation to implement a one-for-five reverse split of its Common Stock, Series A Preferred Stock and Series B Preferred Stock pursuant to which: (1) each five issued and outstanding shares of Common Stock were combined into one share of Common Stock; (2) each five issued and outstanding shares of Series A Preferred Stock were combined into one share of Series A Preferred Stock; and (3) each five issued and outstanding shares of Series B Preferred Stock were combined into one share of Series B Preferred Stock. Fractional shares resulting from the reverse split were rounded to the next higher number of whole shares. The Company’s outstanding stock purchase warrants and stock purchase options, and the exercise prices thereof, were

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

adjusted to reflect the reverse split. The number of authorized shares and the par value of the Common Stock, Series A Preferred Stock and the Series B Preferred Stock were not affected by the reverse split.

        Preferred Stock

        The Company’s shareholders, at a special meeting of shareholders held on January 7, 1998, authorized creation of 1,750,000 shares of preferred stock. The Company’s directors then designated 350,000 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”). Upon authorization of the Series A Preferred, the $1,400,000 of outstanding Series A Convertible Bonds were automatically converted into 350,000 Series A Units, described above under Convertible Bonds - Series A, effective as of December 31, 1997. The Series A Preferred bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the Series A Preferred and maintains voting rights identical to the Common Stock on all other matters.

        The Company’s shareholders, at a special meeting of shareholders held on September 9, 1998, authorized creation of an additional 10,000,000 shares of preferred stock. The Company’s directors then designated 666,680 shares of the 10,000,000 shares of newly authorized preferred stock as Series B Convertible Preferred Stock (“Series B Preferred”). Upon authorization of the Series B Preferred, the $4,000,000 of outstanding Series B Convertible Bonds were automatically converted into 666,880 Series B Units described above under Convertible Bonds - Series B. The Series B Preferred bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the Series B Preferred and maintains voting rights identical to the Common Stock on all other matters.

        The Company’s directors, on February 10, 2000, designated 795,457 shares of the Company’s non-designated preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). The directors, on July 17, 2000, designated an additional 437,878 shares of non-designated preferred stock as Series C Preferred. The Series C Preferred is a component of the Company’s Series C Units described above under Convertible Bonds – Series C. The Series C Preferred bears no dividend, maintains a liquidation preference of $1.10 per share, votes as a class on matters affecting the Series C Preferred and maintains voting rights identical to the Common Stock on all other matters.

        The Company’s directors, on February 10, 2000, designated 592,597 shares of the Company’s non-designated preferred stock as Series D Convertible Preferred Stock (“Series D Preferred”). The Series D Preferred is a component of the Company’s Series D Units described above under Convertible Bonds – Series D. The Series D Preferred bears no dividend, maintains a liquidation preference of $1.0125 per share, votes as a class on matters affecting the Series D Preferred and maintains voting rights identical to the Common Stock on all other matters.

        During 1999, 75,000 shares of Series A Preferred were converted into 75,000 shares of Common Stock. During 2000, 83,334 shares of Series B Preferred were converted into 83,334 shares of Common Stock.

        Series E Financing

        On August 11, 2000, the Company completed a private placement of its Series E Units in which an aggregate of $500,000 was raised. The Series E Units each consist of one share of Common Stock and one and one tenth (1.1) Series E Warrants to purchase one share of Common Sock at $0.85 per share (“Series E Warrants”). The warrants will expire on July 18, 2005. The Company has agreed to file a registration statement with the Securities and Exchange Commission relative to the Common Stock component of the Units and the Common Stock issuable upon exercise of the Series E Warrants. An additional 733,336 Series E Warrants were issued in connection with the Series E Common Stock private placement.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        Stock Purchase Warrants

        At December 31, 2000, the Company had 3,326,683 warrants outstanding to purchase the Company's common stock as outlined below:

     Series     Number of Warrants     Exercise Price     Expiration Date
     ------     ------------------     --------------     ---------------

     A               450,002               $4.50          November 15, 2001
     B               666,672               $6.75          June 15, 2002
     E             2,200,009               $0.85          July 18, 2005
     Other            10,000              $15.63          August 2, 2001

12.   Income Taxes

        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                     ---------------------
                                                     2000             1999
                                                     ----             ----
Deferred tax liabilities:
  Prepaid insurance                             $  (16,086)     $     (4,177)
  Contributions                                        -                (812)
  Patent amortization                              (53,129)          (69,176)
                                                  ---------        ----------
     Total deferred liabilities                    (69,215)          (74,165)
                                                  ---------        ----------
Deferred tax assets:
  Net operating loss carryforwards               2,872,881         2,353,095
  Depreciation                                     105,860            84,350
  Amortization of intangibles                      109,230           150,142
  Foreign tax, research and development credits        -              24,559
  Accrued expenses                                 261,596           189,357
  Allowance for bad debt                            71,038            61,458
  Other                                                -               2,263
                                                 ---------         ---------
                                                 3,420,605         2,865,584
  Valuation allowance                           (3,351,390)       (2,791,419)
                                                -----------       -----------
     Total deferred tax assets                      69,215            74,165
                                                  --------        ----------
Net deferred tax assets                         $      -        $        -
                                                 ---------       -----------

        The majority of the current year valuation allowance relates to net operating loss carryforwards for which realization is not assured.

        The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

                                                       December 31,
                                                   --------------------
                                                   2000            1999
                                                   ----            ----

 Tax benefit at U.S. statutory rates           $(488,740)      $(818,144)
 State income taxes, net of Federal benefit     (116,363)        (16,539)
 Increase in valuation allowance                 559,971         809,615
 Nondeductible expenses                           45,132          25,068
                                                  ------          ------
 Provision for Income Taxes                    $     -         $     -
                                                ========        ========

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        At December 31, 2000, the Company has net operating loss carryforwards of approximately $7,100,000 for federal income tax purposes that begin to expire in years 2012 through 2020. For state income tax purposes, the Company has net operating loss carryforwards of $7,100,000 that expire in years 2004 through 2010. During 1998 the Company had a change in control as defined by the Internal Revenue Code Section 382. Consequently, certain limitations may apply to the timing and amount of the utilization of such net operating loss carryforwards.

13.   Operating Segments

        The Company consists of three operating segments, wound care, wound closure-fasteners and skin care. Products in the wound care segment consist of dressings, ointments and sprays designed to treat chronic wounds. Wound closure-fasteners products include wound closure strips, nasal tube fasteners, a variety of catheter fasteners and net dressings. The skin care segment consists of antibacterial skin cleansers, hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care / hygiene programs.

        Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. The manufacture of wound care and wound closure-fastener products is primarily outsourced. Skin care products are manufactured in-house. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

        Segment sales and gross profit for 2000 and 1999 are as follows:

                                   Year Ended December 31, 2000
                                   ----------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales           $2,593,160    $2,989,137     $3,983,837           --      $9,566,134
Gross profit     1,740,980     1,643,936      1,258,900           --       4,643,816
Other costs            --            --             --     $(6,081,287)   (6,081,287)
                                                                           ---------
Net loss                                                                 $(1,437,471)
                                                                         ============

                                   Year Ended December 31, 1999
                                   ----------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales           $3,478,031    $3,186,902     $3,716,746           --     $10,381,679
Gross profit     2,523,088     1,893,819      1,511,988           --       5,928,895
Other costs            --            --             --     $(8,335,201)   (8,335,201)
                                                                          -----------
Net loss                                                                 $(2,406,306)
                                                                         ============

        With the exception of goodwill associated with the acquisition of Sunshine Products, Inc. (attributable to the skin care operations segment), the Company’s property, equipment and intangible assets support each of the Company’s operating segments in approximately equal measure. Accordingly, the Company does not classify its assets by operating segments.

        International sales were $524,000 in 2000 and $627,000 in 1999. Wound closure-fastener sales represent the majority of international sales.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

14.   Operating Leases

        The Company has operating lease agreements for its facilities and equipment expiring in various years through 2004. Expense under these agreements amounted to $356,182 and $355,247 in 2000 and 1999, respectively. Minimum future rental payments under non-cancelable operating leases as of December 31, 2000 are:

               Year Ending
               December 31,
               ------------

               2001                          $291,710
               2002                           143,805
               2003                             9,525
               2004                             4,138
                                              -------

     Total minimum future rental payments    $449,178
                                              =======

15.   Stock Options

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

        The Company may, from time to time, grant nonqualified stock options to officers, directors, agents and employees outside of the stock option plan ("non-plan options"). Non-plan options to purchase 232,800 and 36,000 shares of common stock were granted to officers and directors in 2000 and 1999, respectively, with exercise prices ranging from $0.75 to $6.00 per share. Options to purchase 3,780 shares of common stock were exercised during 1999.

        Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rate of 6.25%; dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of 1.371 and 0.830 respectively; and a weighted average life of the option of 4 years.

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

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

        For purposes of pro forma disclosures, the estimated fair value of traded options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            2000               1999
                                          --------           --------

   Pro forma net loss                 $(1,704,884)        $(2,603,372)
   Pro forma loss per common share
                                           $(0.98)             $(1.99)

        A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                               2000                    1999
                                    ------------------------   ------------------------

                                                Weighted                    Weighted
                                                 Average                     Average
                                    Options   Exercise Price   Options   Exercise Price
                                    -------   --------------   -------   --------------

Outstanding - beginning of year     385,886       $7.00        419,766       $6.60
   Granted                          232,800       $1.59         43,000       $5.41
   Exercised                            -            -          (3,780)      $3.12
   Forfeited                        (85,251)     $10.12        (73,100)      $4.07
                                    --------                   --------
Outstanding - end of year           533,435       $4.14        385,886       $7.00
                                    ======                     ======

Exercisable at end of year          478,435                    360,866
                                    -------                    -------

        Exercise prices for options outstanding under the stock option plan, non-statutory option agreements and employment agreements at December 31, 2000 ranged from $0.75 to $12.50.

16.   Related Party Transactions

        On March 15, 1999 the Company renewed its consulting agreement with a director and shareholder through March 15, 2003. The agreement retains the individual as a special consultant in return for an annual fee of $50,000 plus health insurance and expenses. In 2000 and 1999, total fees paid were $56,306 and $64,291, respectively.

        In 1997, the Company entered into a consulting arrangement with a firm with which the Company’s former Chief Financial Officer and current director is affiliated to provide financial and accounting services. Total expenses for these services amounted to $47,390 and $18,035 in 2000 and 1999, respectively.

        One of the Company’s directors is a general partner in the firm owning the $475,000 of outstanding convertible bonds at year end. This firm also holds a significant equity ownership in the Company.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

17.   Restructuring Costs

        During 2000 and 1999, the company incurred restructuring costs as part of an ongoing plan to align its operating costs with revenues and gross profits. The composition of these costs included in operating expenses consisted of:

                                           2000             1999
                                           ----             ----

   Involuntary termination benefits      $144,000         $215,000
   Other costs                            106,000           35,000
                                          -------          -------

                  Total Costs            $250,000         $250,000
                                          =======          =======

        Involuntary termination benefits relate to severance and medical benefits paid to terminated employees. Other costs relate principally to non-cancelable lease payments and outplacement.

18.   Proposed Accounting Standard

        The Financial Accounting Standards Board has issued an Exposure Draft, “Business Combinations and Intangible Assets - Accounting for Goodwill.” If the Exposure Draft is adopted, the Company would no longer amortize existing or new goodwill obtained from a business combination and would periodically evaluate goodwill for impairment.

19.   Subsequent Events

        As of January 5, 2001, bondholders owning an aggregate of $475,000 of the Company’s Series C and Series D Convertible Bonds, constituting all of the Company’s convertible bonds, extended the maturity date of their bonds from January 7, 2001 to January 7, 2002. In consideration for this maturity postponement, the Company has agreed to accord the bondholders the following consideration: (1) 57,000 shares of the Company’s Common Stock with registration rights, (2) reduction in the “per unit” conversion rate of the Series C and Series D Convertible Bonds remaining outstanding from $0.75 to $0.50, (3) increase in the ratio of preferred stock to warrants comprising the units from one share of preferred stock and one warrant to one share of preferred stock and one and one tenth warrants, and (4) reduction of the exercise price of the warrants from $0.85 per share to $0.57 per share.

        Beverly Enterprises, Inc., a large nursing home chain, has declined to exercise its option to renew its exclusive sales contract for the purchase of the Company’s skin care line of products. The term of the contract runs from June 1, 1999 through May 31, 2001. Sales attributable to the Beverly contract were approximately $1,250,000 in 2000 and represented approximately 13% of the Company’s year 2000 sales. Due to aggressive pricing and non-recurring start up costs, net profits derived from the Beverly Contract have been minimal. While non-renewal of the contract will adversely impact sales, no near term adverse impact on profitability is expected.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

        The directors and executive officers of the Company are:

Name                                     Age     Position held with the Company
- ----                                     ---     ------------------------------

Edward J. Quilty (1)(2)..............    50      Chairman, President and Chief Executive Officer
Mary C. Antensteiner.................    42      Executive Vice President - Sales and Marketing
John E. Yetter, CPA..................    48      Vice President and Chief Financial Officer
Stephen T. Wills, CPA, MST (2).......    44      Director
Srini Conjeevaram (1)(2)(3)..........    42      Director
Timothy J. Patrick (1)...............    42      Director
Mary G. Clark, RN....................    68      Director
- ---------------
(1)  Member of the Compensation Committee.
(2)  Member of the Nominating Committee.
(3)  Member of the Audit Committee.

Information Relative to Directors and Executive Officers

        Edward J. Quilty has served as Chief Executive Officer of the Company since November, 1996, Chairman of the Board since May, 1996 and as a director of the Company since March, 1996. Mr. Quilty was the Chairman of the Board of Palatin Technologies, Inc., a biopharmaceutical company specializing in peptide drug design for diagnostic and therapeutic agents from November, 1995 until May, 2000. From July, 1994 through November, 1995, he was President and Chief Executive Officer of MedChem Products, Inc., a publicly traded developer and manufacturer of specialty medical products which was acquired by C. R. Bard in November, 1995. From March, 1992 through July, 1994 Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc., a developer and manufacturer of specialty medical products including wound healing agents. The assets of Life Medical Sciences were purchased by MedChem Products, Inc. Mr. Quilty has over 25 years of experience in the healthcare industry primarily in strategic planning, management and sales and marketing. Mr. Quilty is a member of the Healthcare Manufacturing Marketing Council. He earned a Bachelor of Science degree from Southwest Missouri State University, Springfield, Missouri in 1972 and a Master of Business Administration degree from Ohio University, Athens, Ohio in 1987.

        Mary C. Antensteiner has served as the Company’s Executive Vice President–Sales and Marketing since June, 2000. Prior to assuming her present position, Ms. Antensteiner served as Vice President of Corporate Accounts since July, 1999 and Regional Vice President since being hired by the Company in January, 1999. Prior to her affiliation with the Company, Ms. Antensteiner was Vice President, Sales & Marketing, for Ferris Manufacturing and a Regional Sales Director for FoxMeyer Drug Company. She has also held key sales positions with J. M. Murray and ParMed Pharmaceuticals. Ms. Antensteiner earned a Bachelor of Science degree in Business Management from the State University of New York, Buffalo, New York in 1982.

        John E. Yetter, CPA has served as Vice President and Chief Financial Officer of the Company since August, 2000. Prior to joining the Company, Mr. Yetter held a variety of senior financial positions with Bristol-Myers Squibb. Prior to his association with Bristol-Myers, he held several supervisory financial positions with Cooper Industries, Inc., Price Waterhouse and Hulse Manufacturing Company. Mr. Yetter is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants. He earned a Bachelor of Science in Accounting, Magna Cum Laude, from Boston College School of Management, Boston, Massachusetts in 1975.

        Stephen T. Wills, CPA, MST has served as a director of the Company since May, 2000. He also served as Chief Financial Officer of the Company since July, 1997 and Vice President since November, 1997 until his resignation from these positions in July, 2000. Mr. Wills also serves as President and Chief Operating Officer of Golomb, Wills & Company, PC, a public accounting firm, and as Vice President and Chief Financial Officer of Palatin Technologies, Inc., a publicly traded biopharmaceutical company. Mr. Wills is a member of the American Institute of Certified Public Accountants, New Jersey Society of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. He earned a Bachelor of Science degree in Accounting from West Chester University, West Chester, Pennsylvania in 1979 and a Master of Science in Taxation from Temple University, Philadelphia, Pennsylvania in 1994.

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

        Mary G. Clark, RN has served as director of the Company since May, 1999. She founded the Company and has served as a Special Consultant for Scientific Affairs to the Company since March, 1994. She served as Chairman of the Board of the Company from February, 1991 through March, 1994 and Vice Chairman from April, 1994 to May, 1998. Mrs. Clark served as the Company’s President from 1984 to 1990 and as director of the Company from November, 1984 to March, 1994. She is the inventor and original patent holder of the Company’s flagship products, Dermagran Spray and Dermagran Ointment. She is also the founder, owner and operator of the Primary Medical and Nutritional Clinic, Old Forge, Pennsylvania, a clinic specializing in medical and nutritional preventative therapies. She has extensive clinical medical experience with emphasis in the nutritional biochemistry and ortho-molecular medicine fields. Mrs. Clark earned a Registered Nurse degree from Scranton State General Hospital in 1954 and a Clinical Nurse Therapist degree in Intensive Cardiovascular Care from Mechanicsburg Rehabilitation Center in 1972. She was appointed by former Pennsylvania Governor Robert P. Casey to membership on the Entrepreneurial Advisory Board for the Commonwealth of Pennsylvania.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed with the exception of reports of Redwood Asset Management, Oslo, Norway.

Item 10.  Executive Compensation

Compensation of Executive Officers

Summary Compensation Table

        The following table shows all compensation paid by the Company to its Chief Executive Officer, Chief Financial Officer and each of the Company’s current officers or directors whose compensation exceeded $100,000 for their services in all capacities during the years 1998, 1999 or 2000:

                                                 Annual Compensation
                                                ---------------------                     All Other
Name and Principal Position           Year      Salary          Bonus     Options (#)*   Compensation
- ---------------------------           ----      ------          -----     ------------   ------------

Edward J. Quilty                      2000     $168,750          --            --            --
Chairman, President and               1999     $150,000      $25,000                         --
Chief Executive Officer               1998     $150,000      $25,000        96,055(1)        --

Mary C. Antensteiner                  2000     $115,000          --            --            --
Executive Vice President -            1999     $108,000      $10,000(2)        --            --
Sales and Marketing                   1998        --             --         15,000           --

John E. Yetter, CPA                   2000      $62,077(3)   $15,000(2)     60,000           --
Vice President and                    1999        --             --            --            --
Chief Financial Officer               1998        --             --            --            --

Stephen T. Wills, CPA, MST            2000      $70,125(4)       --         15,000           --
Director and former Vice President    1999     $109,500(4)       --         32,000           --
and Chief Financial Officer           1998     $100,000(4)       --            --            --

John T. Borthwick                     2000     $165,375          --         37,800(1)      $  9,962(5)
Vice President for Sales              1999     $180,000          --            --          $  9,962(5)
                                      1998     $180,000          --            --          $  9,962(5)

*	All options have been adjusted to effect the Company's 5-for-1 stock split effective August 2, 1999.
(1)	Options issued pursuant to the anti-dilution provisions of the subject executive's employment agreement.
(2)	Sign-on bonus.
(3)	Represents compensation earned during the period August through December, 2000.
(4)	Does not include payments made to an affiliate of Mr. Wills, Golomb, Wills & Company, PC. See Certain Relationships and Related Transactions below.
(5)	The Company enrolled Mr. Borthwick in a split-dollar life insurance program on July 1, 1993. The monthly premiums are $830.18 for $500,000 of coverage. This policy was terminated effective December 31, 2000.

Option Grants Table

        The following table sets forth information regarding grants of stock options to the following named executive officers made during the year ended December 31, 2000:

                                               Percent of Total     Exercise
                                  Options     Options Granted to      Price
Name                            Granted (#)    Employees in 2000    ($/Share)   Expiration Date
- ----                            -----------   ------------------    ---------   ---------------
John T. Borthwick               37,800 (1)          16.2%             $5.93     December 10, 2008
Mary G. Clark                   30,000 (1)          12.9%             $0.75     August 1, 2010
Srini Conjeevaram               45,000 (1)          19.3%             $0.75     August 1, 2010
Timothy J. Patrick              45,000 (1)          19.3%             $0.75     August 1, 2010
Stephen T. Wills, CPA, MST      15,000 (1)           6.5%             $0.75     August 1, 2010
John E. Yetter, CPA             60,000 (2)          25.8%             $0.75     August 28, 2010

(1)	Options are 100% vested.
(2)	These options vest at the rate of 20,000 options on each of August 28, 2000, August 28, 2001 and August 28, 2002.

Aggregate Year End Option Value Table

        The following table sets forth information regarding the aggregate number and value of options to purchase Common Stock held by the named executive officers as of December 31, 2000. No options have been exercised:

                                      Number of Shares               $ Value of Unexercised
                                   Underlying Unexercised             In-The-Money Options
                                Options at December 31, 2000        At December 31, 2000 (1)
                                ------------------------------      ---------------------------
Name                            Exercisable      Unexercisable      Exercisable   Unexercisable
- ----                            -----------      -------------      -----------   -------------
Edward J. Quilty ..............   134,055           2,000                   0           0

Mary C. Antensteiner ..........    10,000           5,000                   0           0

John E. Yetter, CPA............    20,000          40,000                   0           0

(1)	Determined based on the fair market value for the Company's Common Stock at December 31, 2000 of $0.50 per share.

Compensation of Directors

        For each year of service, outside directors receive fully vested options to purchase 15,000 shares of the Company’s Common Stock at a price per share equal to the fair market value of the Common Stock on the date of the option grant. All directors are reimbursed for expenses incurred in connection with each board and committee meeting attended. Inside directors receive no compensation for their services as directors.

        Mary G. Clark has a consulting agreement with the Company. See Certain Relationships and Related Transactions.

Employment Arrangements

Edward J. Quilty

        The Company employs Edward J. Quilty, its Chairman, President and Chief Executive Officer, under an oral agreement providing for compensation at the rate of $175,000 per year. The agreement is subject to termination by the Company or Mr. Quilty at any time and for any reason.

Mary C. Antensteiner

        The company employees Mary C. Antensteiner, its Executive Vice President – Sales and Marketing, pursuant to an employment agreement dated December 30, 1998. The agreement provides that Ms. Antensteiner will receive compensation of $100,000 per year together with performance based bonuses. The agreement further provides for a vehicle allowance of $500.00 per month, reimbursement of certain business and home office expenses and paid vacation of three weeks per year.

        The agreement grants Ms. Antensteiner the option to purchase 15,000 shares of the Company’s Common Stock at a price of $6.00 per share. These options become exercisable at the rate of 5,000 options on each of December 15, 1999, 2000 and 2001.

        The agreement may be terminated by either party upon thirty days notice. If the Agreement is terminated by the Company “without cause,” the Company will pay Ms. Antensteiner severance compensation of $34,000.

John T. Borthwick

        The company employees John T. Borthwick, its Vice President – Sales, pursuant to an employment agreement dated February 1, 2001. The agreement provides that Mr. Borthwick will receive compensation of $110,000 per year together with performance based bonuses. The agreement further provides for a vehicle allowance of in accordance with Company policies, reimbursement of certain business expenses and paid vacation of three weeks per year. The agreement also grants Mr. Borthwick the immediately exercisable option to purchase 37,800 shares of the Company’s Common Stock at a price of $5.93 per share.

        The agreement may be terminated by either party upon thirty days notice. If the agreement is terminated by the Company “without cause,” the Company will pay Mr. Borthwick severance of one week’s base compensation multiplied by the number of Mr. Borthwick’s full years of service with the Company. Mr. Borthwick’s employment began July 1, 1984.

        The agreement provides that Mr. Borthwick waives the benefit of any prior employment agreement with the Company including the severance provisions thereof. In consideration for this waiver, the agreement further provides that the Company forgives the principal and accrued interest under a promissory note in the principal amount of $99,364 payable to the Company by Mr. Borthwick.

John E. Yetter, CPA

        The Company employs John E. Yetter, CPA, its Vice President and Chief Financial Officer, under an oral agreement providing for a sign-on bonus of $15,000 (paid in August, 2000) and compensation at the rate of $150,000 per year. The Agreement is subject to termination by the Company or Mr. Yetter at any time and for any reason.

Stock Option Plan

        The Company adopted the Stock Option Plan (the “Plan”) in July 1991 and amended the Plan in January, 1994, November 21, 1995 and July 14, 1998. The number of shares of common stock reserved for issuance pursuant to the Plan is 300,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as “incentive stock options” (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) non-qualified stock options (“NQSOs”). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the “Compensation Committee”). Subject to the provisions of the Plan, the Compensation Committee determines who is eligible to receive stock options, together with the nature, amount, timing, exercise price, vesting schedule and all other terms and conditions of the options to be granted.

        Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Stock options granted under the Plan which have lapsed or terminated revert to the status of “unissued” and become available for reissuance.

        At December 31, 2000, options to purchase 52,600 shares of the Company’s common stock at prices ranging from $4.00 to $5.625 per share had been granted under the Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of March 29, 2001 certain information regarding the current beneficial ownership of shares of the Company’s Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:

                                                          Number of Shares             Percent
Name and Address of Beneficial Owner (1)               Beneficially Owned(13)   Beneficially Owned(13)
- ----------------------------------------               ----------------------   ----------------------

Srini Conjeevaram (2)..................................      4,879,011                  67.49%
Hambrecht & Quist California (3)                             1,288,334                  34.86%
Redwood Asset Management (4)...........................        846,671                  27.28%
Edward J. Quilty (5)...................................        655,324                  23.31%
Stephen T. Wills, CPA, MST (6).........................        198,295                   7.81%
Mary G. Clark, RN (7) .................................        185,095                   7.60%
John T. Borthwick (8)..................................        119,683                   4.84%
Timothy J. Patrick (9).................................         47,000                   1.92%
John E. Yetter, CPA(10)................................         20,000                    (*)
Mary C. Antensteiner (11)..............................         10,000                    (*)
All directors and officers as a group (7 persons)(12)..      5,994,725                   (* *)

(1)	Except as otherwise noted, the address of each of the persons listed is: 214 Carnegie Center, Suite 100, Princeton, New Jersey 08540.
(2)	Srini Conjeevaram is a general partner of the Galen III Partnerships. The Galen III Partnerships can be reached at: 610 Fifth Avenue, Fifth Floor, New York, New York 10020. Includes shares owned by Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. Ownership consists of: 57,000 shares of Common Stock; 125,003 shares of Class A Convertible Preferred Stock ("Class A Preferred"); 75,002 warrants to purchase Common Stock exercisable at $4.50 per share ("Class A Warrants"); 416,668 shares of Class B Convertible Preferred Stock ("Class B Preferred"); 416,668 warrants to purchase Common Stock exercisable at $6.75 per share ("Class B Warrants"); 500,001 shares of Class C Convertible Preferred Stock ("Class C Preferred"); bonds convertible into 50,000 shares of Class C Convertible Preferred; bonds convertible into 900,000 shares of Class D Convertible Preferred Stock ("Class D Preferred"); 550,003 warrants to purchase Common Stock exercisable at $0.85 per share ("Class E Warrants"); bonds convertible into 696,666 Class E Warrants; bonds convertible into 1,045,000 warrants to purchase Common Stock at $0.57 per share ("Class F Warrants"); and exercisable options to purchase 47,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 29, 2001.
(3)	Hambrecht & Quist California can be reached at: One Bush Street, San Francisco, California 94104. Ownership consists of: 122,500 shares of Class A Preferred; 122,500 Class A Warrants; 101,667 shares of Class B Preferred; 101,667 Class B Warrants; 400,000 shares of Class C Preferred; and 440,000 Class E Warrants.

(4)	Redwood Asset Management can be reached at: Ovre Ullorn Terrasse 32, 0358 Oslo, Norway. Ownership consists of: 150,001 shares of Common Stock; 50,000 Class A Warrants; 83,334 Class B Warrants; 100,000 shares of Class C Preferred; 133,334 shares of Class D Preferred; and 330,002 Class E Warrants.
(5)	Ownership consists of: 251,684 shares of Common Stock; 38,000 Class A Warrants; 9,584 Class B Warrants; 220,001 Class E Warrants; and exercisable options to purchase 136,055 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 29, 2001.
(6)	Ownership consists of 65,668 shares of Common Stock; 7,375 Class A Warrants; 4,584 Class B Warrants; 58,668 Class E Warrants; and exercisable options to purchase 62,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 29, 2001.
(7)	Ownership consists of: 155,095 shares of Common Stock; and exercisable options to purchase 30,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 29, 2001.
(8)	Ownership consists of: 51,883 shares of Common Stock; and exercisable options to purchase 67,800 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 29, 2001.
(9)	Ownership consists of: exercisable options to purchase 47,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 29, 2001.
(10)	Ownership consists of: exercisable options to purchase 20,000 shares of common stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 29, 2001.
(11)	Ownership consists of: exercisable options to purchase 10,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 29, 2001.
(12)	Ownership consists of: an aggregate of 5,994,725 shares of Common Stock, Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred, Class A Warrants, Class B Warrants, Class E Warrants, Class F Warrants and options currently exercisable and exercisable within 60 days of March 29, 2001 to purchase shares of Common Stock.
(13)	The number of shares beneficially owned and the percent beneficially owned by each entity or individual assume the exercise of all exercisable options (including those that would be exercisable within 60 days of March 29, 2001), the conversion of all convertible bonds into units consisting of warrants to purchase Common Stock and Convertible Preferred Stock and the exercise of all warrants and the conversion into Common Stock of all Convertible Preferred Stock owned by such entity or individual. The percent beneficially owned is a fraction the numerator of which is the number of shares of Common Stock beneficially owned by each entity or individual and the denominator of which is the number of outstanding shares of Common Stock plus the number of shares of Common Stock which would be issued upon exercise by the subject entity or individual of its/his/her own options and warrants, the conversion into units of its/his/her own convertible bonds and the conversion into Common Stock of its/his/her own Convertible Preferred Stock. This method of computing the percent beneficially owned results in the aggregate ownership percentages exceeding 100%.
(*)	Less than one percent
(**)	In excess of 100 percent. See note 13.

Item 12. Certain Relationships and Related Transactions

        The Company employs the accounting firm of Golomb, Wills & Company, PC for various tax and financial planning services. Stephen T. Wills, CPA, MST, a director and former Vice President and Chief Financial Officer of the Company, is a principal of Golomb, Wills & Company, PC. Payments to Golomb, Wills & Company, PC during 2000 and 1999 totaled $47,390 and $18,035, respectively.

        The Company has a consulting agreement with its founder, director and former President, Mary G. Clark, RN. In 2000 and 1999, compensation and reimbursed expenses under this agreement were $56,306 and $64,291, respectively.

        Srini Conjeevaram, a director of the Company, is a general partner in the firm owning the $475,000 of outstanding convertible bonds at year end. This firm also holds a significant equity ownership in the Company.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description	Page

3.1	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company's Proxy Statement filed on April 23, 1996 and incorporated herein by reference).	--
3.2	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).	--
3.3	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).	--
3.4	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).	--
3.5	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).	--
3.6	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. to be Designated Series C Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on August 20, 1999 and incorporated herein by reference).	--
3.7	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. to be Designated Series D Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).	--
3.8	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company's Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).	--
10.01	Agreement and Plan of Merger dated December 27, 1999 by and among Derma Sciences, Inc. and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).	--
10.02	Stock Purchase Agreement with annexes dated October 29, 1998 by and among Derma Sciences, Inc., the John G. Vogel, Jr. Revocable Trust U/A dated August 23, 1995, Martha A. Crimmins, the Gordon E. Cory Revocable Trust U/A dated August 24, 1995, John G. Vogel, Jr., Gordon E. Cory and Sunshine Products, Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on November 13, 1998 and incorporated herein by reference).	--
10.03*	Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and Edward J. Quilty (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.	--
10.04*	Senior Management Stock Option Agreement, dated April 14, 1997, between the Company and Richard S. Mink (previously filed as Exhibit 10.10 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).	--
10.05*	Employment Agreement, dated May 7, 1999, between the Company and Richard S. Mink (previously filed as Exhibit 10.05 to the Company's Form 10-KSB filed on March 30, 2000 and incorporated herein by reference).	--
10.06*	Employment Agreement, dated February 1, 1999, between the Company and Stephen T. Wills, CPA, MST (previously filed as Exhibit 10.06 to the Company's Form 10-KSB filed on March 30, 2000 and incorporated herein by reference).	--
10.07*	Stock Option Agreement, dated July 23, 1997, between the Company and Stephen T. Wills, CPA, MST (previously filed as Exhibit 10.01 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).	--

10.08*	Employment Agreement, dated December 29, 1995, between the Company and John T. Borthwick (previously filed as Exhibit 10.37 to the Company's Form 10-KSB filed on March 29, 1996 and incorporated herein by reference).	--
10.09*	Addendum to Employment Agreement, dated March 5, 1997, between the Company and John T. Borthwick (previously filed as Exhibit 10.38 to the Company's Form 10-KSB filed on March 31, 1997 and incorporated herein by reference).	--
10.10*	Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and John T. Borthwick (previously filed as Exhibit 10.06 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).	--
10.11*	Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and Robert P. DiGiovine (previously filed as Exhibit 10.09 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).	--
10.12*	Promissory Note, dated January 17, 1995, between the Company and John T. Borthwick (previously filed as Exhibit 10.73 to the Company's Form 10-KSB filed on March 30, 1995 and incorporated herein by reference).	--
10.13	Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and John G. Vogel, Jr. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 13, 1998 and incorporated by reference).	--
10.14	Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and Martha A. Crimmins (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on November 13, 1998 and incorporated by reference).	--
10.15	Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and Gordon E. Cory (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on November 13, 1998 and incorporated by reference).	--
10.16	Lease Agreement, dated January 5, 1994, between James S. Reid, Frances S. Reid and Joan R. Milburn and Sunshine Products, Inc. (previously filed as Exhibit 10.38 to the Company's Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).	--
10.17	Lease Agreement, dated July 1, 1997, between the Company and Cross Creek Pointe (previously filed as Exhibit 10.44 to the Company’s Form 10-KSB filed on March 31, 1998 and incorporated by reference).	--
10.18	Lease Agreement, dated September 1, 1993, between the Company and Mariotti Building Products (previously filed as Exhibit 10.51 to the Company's Registration Statement filed on Form SB-2, No. 33-52246-NY, declared effective on May 13, 1994 and incorporated herein by reference).	--
10.19	Sales Agreement, dated June 4, 1999, between the Company and Beverly Enterprises, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 11, 1999 and incorporated herein by reference.)	--
10.20	Generic Products Agreement, dated September 29, 1997, between the Company and Innovative Technologies Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).	--
10.21	Private Label Agreement, dated September 29, 1997, between the Company and Innovative Technologies Ltd. (previously filed as Exhibit 10.02 to the Company’s Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).	--
10.22	Manufacturers Agreement, dated August 25, 1992, between the Company and TapeMark Company (previously filed as Exhibit 10.50 to the Company's Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).	--
10.23*	Stock Option Plan, dated July 18, 1991 (previously filed as Exhibit 10.01 to the Company's Registration Statement and incorporated herein by reference).	--
10.24*	Stock Option Plan Amendment, dated January 14, 1994 (previously filed as Exhibit 10.02 to the Company's Registration Statement and incorporated herein by reference).	--
10.25*	Stock Option Plan Amendment, dated November 21, 1995 (previously filed as Exhibit 10.03 to the Company's Form 10-KSB filed on March 31, 1996 and incorporated herein by reference).	--

10.26*	Stock Option Plan Amendment, dated July 14, 1998 (previously filed as Appendix C to the Company's Registration Statement on Form S-4 filed July 17, 1998 and incorporated herein by reference).	--
10.27*	The Company's 401(k) Plan, dated June 30, 1995 (previously filed as Exhibit 10.56 to the Company's Form 10-KSB filed on March 31, 1996 and incorporated herein by reference).	--
10.28*	401(k) Plan Amendment, dated January 1, 2000.	--
10.29*	Employment Agreement, dated February 1, 2000, between the Company and John T. Borthwick.	--
10.30*	Employment Agreement, dated December 30, 1998, between the Company and Mary C. Antensteiner.	--
10.31	Stock Option Agreement, dated August 28, 2000, between the Company and John E. Yetter, CPA.	--
10.32	Purchase Agreement, dated July 18, 2000, between the Company and Edward J. Quilty, Kennsington Management Group, LLC, Dolphin Offshore Partners and Redwood Asset Management (previously filed as Exhibit 10.01 to the Company’s Form 8-K/A filed August 14, 2000 and incorporated by reference).	--
10.33	Registration Rights Agreement, dated July 18, 2000, between the Company and Edward J. Quilty, Kennsington Management Group, LLC, Dolphin Offshore Partners and Redwood Asset Management (previously filed as Exhibit 10.02 to the Company’s Form 8-K/A filed August 14, 2000 and incorporated by reference).	--
10.34	Warrant Agreement, dated July 18, 2000, between the Company and Edward J. Quilty, Kennsington Management Group, LLC, Dolphin Offshore Partners and Redwood Asset Management (previously filed as Exhibit 10.03 to the Company’s Form 8-K/A filed August 14, 2000 and incorporated by reference).	--
10.35	Distribution Agreement, dated July 13, 2000, between the Company and Merit Medical Systems, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed August 1, 2000 and incorporated by reference).	--
21	Information relative to subsidiaries.	--
23.1	Consent of Ernst & Young LLP.	--
23.2	Consent of Ernst & Young LLP.	--

______________________________
*  Management contract or compensatory plan.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter, 2000.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

March 29, 2001	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles

/s/ Edward J. Quilty	Chairman of the Board, President and Chief Executive Officer
Edward J. Quilty	(Principal Executive Officer)

/s/ John E. Yetter	Vice President and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial Officer)

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Timothy J. Patrick	Director
Timothy J. Patrick

/s/ Mary G. Clark	Director
Mary G. Clark