Form 10QSB
period 2001-03-31
DERMA SCIENCES INC
filed 2001-05-15
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2001
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: March 31, 2001	Class: Common Stock, par value $.01 per share
Shares Outstanding: 2,407,109

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

DERMA SCIENCES, INC.

Consolidated Balance Sheets

====================================================================================================
                                                                      March 31,     December 31,
ASSETS                                                                  2001           2000
----------------------------------------------------------------------------------------------------

Current Assets
Cash and cash equivalents, including restricted cash of
  $589,229 in 2001 and $640,000 in 2000                              $ 1,094,442     $ 1,064,165
Accounts receivable, net                                               1,209,185       1,561,633
Inventories, net                                                       1,351,792       1,282,370
Prepaid expenses and other current assets                                163,871          75,916
----------------------------------------------------------------------------------------------------
Total current assets                                                   3,819,290       3,984,084

Property and equipment, net                                              204,828         204,029
Deferred financing costs                                                 120,000           -
Goodwill and other intangibles, net                                    1,361,577       1,392,495
----------------------------------------------------------------------------------------------------
Total Assets                                                         $ 5,505,695     $ 5,580,608
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Current Liabilities
Bank line of credit                                                      589,229     $   640,000
Accounts payable                                                         909,632         977,080
Accrued expenses and other current liabilities                           374,039         501,922
Convertible bonds                                                        475,000           -
----------------------------------------------------------------------------------------------------
Total current liabilities                                              2,347,900       2,119,002
----------------------------------------------------------------------------------------------------
Long-term liabilities
  Convertible bonds                                                         -            475,000
----------------------------------------------------------------------------------------------------
Total Liabilities                                                      2,347,900       2,594,002
----------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 share authorized;
  issued and outstanding: 2,407,109 shares in 2001; 2,120,940 shares
  in 2000                                                                 24,071          21,209
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 1,960,009 shares in 2001;
  2,189,178 shares in 2000                                                19,600          21,892
Additional paid-in capital                                            12,291,800      12,130,370
Accumulated deficit                                                   (9,177,676)     (9,186,865)
----------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                             3,157,795       2,986,606
----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                           $ 5,505,695     $ 5,580,608
====================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations

==========================================================================================================
                                                                                  Three months ended
                                                                                       March 31,
                                                                                2001             2000
----------------------------------------------------------------------------------------------------------
Net sales                                                                   $ 2,371,058     $ 2,273,083

Cost of sales                                                                 1,281,779       1,085,978
----------------------------------------------------------------------------------------------------------
Gross Profit                                                                  1,089,279       1,187,105
----------------------------------------------------------------------------------------------------------
Operating expenses                                                            1,031,979       1,487,602
Other expense, net                                                               48,111          27,923
----------------------------------------------------------------------------------------------------------
Total Expenses                                                                1,080,090       1,515,525
----------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                                   9,189        (328,420)
Provision for income taxes                                                        -               -
----------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                           $     9,189     $  (328,420)
----------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic                                      $      0.00     $     (0.23)
----------------------------------------------------------------------------------------------------------
Income (loss) per common share - fully diluted                              $      0.00     $     (0.23)
----------------------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common share - basic               2,330,719       1,409,272
----------------------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common share - fully diluted      10,172,237       1,409,272
==========================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows

====================================================================================================
                                                                             Three months ended
                                                                                   March 31,
                                                                            2001              2000
----------------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                                                   $    9,189      $ (328,420)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
     Depreciation and amortization                                        90,270          61,180
     Provision for bad debts and rebates                                  25,496          27,000
     Provision for inventory obsolescence                                 20,609           -
     Changes in operating assets and liabilities
         Accounts receivable                                             326,953          16,357
         Inventories                                                     (90,031)       (183,074)
         Prepaid expenses and other current assets                       (87,955)        (76,620)
         Deferred financing costs                                       (160,000)          -
         Accounts payable                                                (65,449)         42,097
         Accrued expenses and other current liabilities                 (127,883)        (53,843)
----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (58,801)       (495,323)
----------------------------------------------------------------------------------------------------
Investing Activities
  Purchases of property and equipment                                    (20,151)         (8,290)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (20,151)         (8,290)
----------------------------------------------------------------------------------------------------
Financing Activities
  Net change in bank line of credit                                      (50,771)        260,000
  Proceeds from issuance of convertible securities                         -             150,000
  Equity issued in payment of debt refinancing                           160,000          -
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                109,229        410,000
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      30,277        (93,613)

Cash and cash equivalents
  Beginning of period                                                  1,064,165       1,221,691
----------------------------------------------------------------------------------------------------
  End of period                                                       $1,094,442      $1,128,078
----------------------------------------------------------------------------------------------------

Supplemental cash flow information
   Conversion of bonds payable to preferred stock                           -         $   625,000
   Common stock and warrants issued for debt extension                $  160,000           -
====================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiary (the “Company”) is a full line provider of advanced wound care, would closure-fasteners and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States and select international markets.

        Basis of Presentation

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

        Net Income and Loss per Share – Net income per common share – basic is calculated based on the weighted average number of shares of common stock outstanding during each period. Net income per common share – fully diluted is calculated based upon the weighted average number of shares of common stock outstanding during each period plus the number of shares of common stock issuable upon the conversion of all shares of preferred stock and the exercise of all warrants and vested options. Net loss per common share is calculated based upon the weighted average number of shares of common stock outstanding during each period. No conversions of preferred stock or exercises of warrants and options are included in the calculation of net loss per common share because such conversions and exercises would be anti-dilutive.

        Inventories - Inventories consist primarily of raw materials, packaging materials and finished goods valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method.

        Property and Equipment - Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

        Goodwill and Other Intangible Assets - Goodwill and other intangible assets are stated on the basis of cost and are amortized over 12 to 17 years on a straight-line basis.

        The majority of goodwill and other intangible assets represents goodwill obtained in the acquisition of Sunshine Products, Inc. in 1998. The Company does not believe that the goodwill is impaired. However, an impairment charge would be recognized if the Company expected that the present value of future earnings from Sunshine Products, Inc. did not exceed the unamortized goodwill.

        Revenue Recognition - The Company operates in three segments, wound care, wound closure-fasteners and skin care. Sales are recorded when product is shipped and title passes to customers. Gross Sales are adjusted for cash discounts, Medicaid rebates and trade rebates to derive net sales. Freight costs to ship product to customers are recorded as a component of cost of sales.

2.     Accounts Receivable

        Accounts receivable comprise the following:

                                                   March 31,         December 31,
                                                      2001               2000
                                                  -----------      ---------------

        Trade accounts receivable                 $1,538,177           $1,725,001
        Less:  Allowance for doubtful accounts
                    and trade rebates               (348,979)            (310,000)
                                                   ----------          -----------
           Net trade receivables                   1,189,198            1,415,001
        Other receivables                             19,987              146,632
                                                  -----------          -----------

           Total receivables                      $1,209,185           $1,561,633
                                                  ===========          ===========

3.     Inventories

        Inventories comprise the following:

                                                    March 31,        December 31,
                                                       2001              2000
                                                   -----------      --------------

        Finished goods                             $  984,537         $   919,872
        Packaging materials                           176,338             309,245
        Raw materials                                 350,917             201,253
                                                   -----------         -----------
           Gross inventory                          1,511,792           1,430,370
        Less:  Reserve for obsolescence              (160,000)           (148,000)
                                                  ------------        ------------

             Net inventory                         $1,351,792          $1,282,370
                                                   ===========         ===========

4.     Property and Equipment

        Property and equipment comprise the following:

                                                    March 31,        December 31,
                                                       2001              2000
                                                   -----------      --------------

        Machinery and equipment                    $  340,987           $ 320,836
        Furniture and fixtures                        668,336             668,336
                                                   -----------          ----------
             Gross property and equipment           1,009,323             989,172
        Less:  Accumulated depreciation              (804,495)           (785,143)
                                                   -----------          ----------

             Net property and equipment            $  204,828           $ 204,029
                                                   ===========          ==========

5.     Goodwill and Other Intangibles

        Goodwill and other intangibles comprise the following:

                                                        March 31,        December 31,
                                                           2001              2000
                                                       -----------      --------------

        Goodwill                                       $1,497,364          $1,497,364
        Patents and trademarks                            451,417             451,417
                                                       -----------         -----------
             Gross goodwill and other intangibles       1,948,781           1,948,781
        Less:  Accumulated amortization                  (587,204)           (556,286)
                                                      ------------         -----------

             Net goodwill and other intangibles        $1,361,577          $1,392,495
                                                       ===========         ===========

6.     Bank Line of Credit

        The Company has a $1,000,000 bank line of credit facility with $589,229 and $640,000 outstanding at March 31, 2001 and December 31, 2000, respectively. The maturity date of the line is October 31, 2001. The line of credit agreement requires monthly interest payments at prime minus 1%, or 7.0% at March 31, 2001. Cash deposited with the bank of $1,000,000 secures the line of credit.

        Unrestricted cash of $505,213 and $424,165 was available for working capital at March 31, 2001 and December 31, 2000, respectively.

7.     Convertible Bonds

        Convertible bonds comprise the following:

                                                    March 31,          December 31,
                                                       2001                2000
                                                    ---------           ---------

        Series C Bonds                               $ 25,000            $ 25,000
        Series D Bonds                                450,000             450,000
                                                     --------            --------

             Total convertible bonds                 $475,000            $475,000
                                                     ========            ========

        On August 16, 1999, the Company completed a private placement of its Series C Convertible Bonds (“Series C Bonds”) in which an aggregate of $875,000 was raised. The Series C Bonds pay interest only, at New York prime, until maturity.

        Each Series C Unit consists of one share of Series C Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of Common Stock at $1.10 per share. In March 2000, bondholders owning $475,000 in aggregate principal amount of the Series C Bonds converted the principal of their Series C Bonds into Series C Units at the rate of $1.10 per Unit. In March, 2000, the bondholders extended the maturity of the Series C Bonds from the original maturity date of August 15, 2000 until January 7, 2001.

        In July 2000, bondholders owning $375,000 in aggregate principal amount of the Series C Bonds converted the principal of their Series C Bonds into “modified” Series E Units at the rate $0.75 per Unit. Each “modified” Series E Unit consists of one share of Series C Preferred Stock and one and one tenth warrants to purchase one share of Common Stock at $0.85 per share. Investors who converted their bonds in March 2000 have had their conversions adjusted so as to receive conversion terms similar to those of the July 2000 conversion.

        In December 1999, the Company received $450,000 of a total of $600,000 in subscriptions for its Series D Convertible Bonds (“Series D Bonds”). Payments of $50,000 and $100,000 representing the balance of these subscriptions were received in January and February, 2000, respectively. The Series D Bonds pay interest only, at New York prime, until maturity.

        Each Series D Unit consists of one share of Series D Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of common stock at $1.01 per share. In March 2000, bondholders owning $150,000 in aggregate principal amount of the Series D Bonds converted the principal of their Series D Bonds into Series D Units at the rate of $1.0125 per Unit. In March 2000, the bondholders extended the maturity of the Series D Bonds from the original maturity date of December 31, 2000 until January 7, 2001. Investors who converted their bonds in March 2000 have had their conversions adjusted so as to receive conversion terms similar to those of the July 2000 conversion of Series C Bonds.

        As of January 5, 2001, bondholders owning an aggregate of $475,000 of the Company’s Series C and Series D Convertible Bonds, constituting all of the Company’s convertible bonds, extended the maturity date of their bonds from January 7, 2001 to January 7, 2002. In consideration for this maturity postponement, the Company has agreed to accord the bondholders the following: (1) 57,000 shares of the Company’s Common Stock with registration rights, (2) reduction in the “per unit” conversion rate of the Series C and Series D Convertible Bonds remaining outstanding from $0.75 to $0.50, (3) increase in the ratio of preferred stock to warrants comprising the units from one share of preferred stock and one warrant to one share of preferred stock and one and one tenth warrants, and (4) reduction of the exercise price of the warrants from $0.85 per share to $0.57 per share. The $160,000 value of the foregoing has been recorded as deferred financing costs which will be amortized over the one-year bond maturity extension at the rate of $40,000 per quarter during 2001. The warrants described in items (3) and (4) have been redesignated as the Company's Series F Warrants.

8.     Shareholders’ Equity

        Increase in Authorized Common Stock

        On May 26, 1999 the Company, upon recommendation of its Board of Directors and approval of its shareholders, amended its articles of incorporation to increase authorized Common Stock from 15,000,000 to 30,000,000 shares. The par value of the Common Stock remains at $.01 per share.

        Preferred Stock

        The Company’s shareholders, at a special meeting of shareholders held on January 7, 1998, authorized creation of 1,750,000 shares of preferred stock. The Company’s directors then designated 350,000 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”). Upon authorization of the Series A Preferred, the $1,400,000 of outstanding Series A Convertible Bonds were automatically converted into 350,000 Series A Units, effective as of December 31, 1997. The Series A Preferred bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the Series A Preferred and maintains voting rights identical to the Common Stock on all other matters.

        The Company’s shareholders, at a special meeting of shareholders held on September 9, 1998, authorized creation of an additional 10,000,000 shares of preferred stock. The Company’s directors then designated 666,680 shares of the 10,000,000 shares of newly authorized preferred stock as Series B Convertible Preferred Stock (“Series B Preferred”). Upon authorization of the Series B Preferred, $4,000,000 of outstanding Series B Convertible Bonds were automatically converted into 666,880 Series B Units. The Series B Preferred bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the Series B Preferred and maintains voting rights identical to the Common Stock on all other matters.

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

        Series E Financing

        On August 11, 2000, the Company completed a private placement of its Series E Units in which an aggregate of $500,000 was raised. The Series E Units each consist of one share of Common Stock and one and one tenth Series E Warrants to purchase one share of Common Sock at $0.85 per share (“Series E Warrants”). The warrants will expire on July 18, 2005. The Company has agreed to file a registration statement with the Securities and Exchange Commission relative to the Common Stock component of the Units and the Common Stock issuable upon exercise of the Series E Warrants. An additional 733,336 Series E Warrants were issued in connection with the Series E Common Stock private placement.

        Stock Purchase Warrants

        At March 31, 2001, the Company had 4,371,683 warrants outstanding and/or reserved for issuance to purchase the Company’s common stock as outlined below:

                  Series       Number of Warrants      Exercise Price    Expiration Date
                  ------       ------------------      --------------    ---------------

                     A                 450,002              $4.50        November 15, 2001
                     B                 666,672              $6.75        June 15, 2002
                     E               2,200,009              $0.85        July 18, 2005
                     F               1,045,000              $0.57        July 18, 2005
                     Other              10,000             $15.63        August 2, 2001

        Other Equity Transactions

        In March 2000, 83,334 shares of Series B Preferred Stock were converted into 83,334 shares of Common Stock. In January 2001, 57,000 shares of Common Stock were issued as consideration for extending the maturity date of the Convertible Bonds. In February 2001, a total of 229,169 shares of Series B, C and D Preferred Stock were converted into 229,169 shares of Common Stock.

9.     Income Taxes

        Given the Company's available net operating loss carryforwards, no provision for income taxes has been made in the first quarter of 2001.

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

10.   Operating Segments

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

        Segment sales and gross profit for the three months ended March 31, 2001 and 2000 are as follows:

                                   Three Months Ended March 31, 2001
                                   ---------------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales             $675,786       $766,325      $928,947           ---    $ 2,371,058
                   -------        -------       -------           ---      ---------

Gross profit       529,426        394,313       165,540           ---      1,089,279
Other costs           ---            ---           ---     ($1,080,090)   (1,080,090)
                                                                          -----------

Net income                                                               $     9,189
                                                                         ============

                                   Three Months Ended March 31, 2001
                                   ---------------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales             $645,512       $733,155      $894,416           ---    $ 2,273,083
                   -------        -------       -------           ---      ---------

Gross profit       506,704        442,126       238,275           ---      1,187,105
Other costs           ---            ---           ---     ($1,515,525)   (1,515,525)
                                                                          -----------

Net loss                                                                ($   328,420)
                                                                        =============

        With the exception of goodwill associated with the acquisition of Sunshine Products, Inc. (attributable to the skin care operations segment), the Company’s property, equipment and intangible assets support each of the Company’s operating segments in approximately equal measure. Accordingly, the Company does not classify its assets by operating segment.

        First quarter international sales were $115,000 in 2001 and $85,000 in 2000. Wound closure-fastener sales represent the majority of international sales.

DERMA SCIENCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

Results of Operations

        Net Sales increased $97,975, or 4.3%, to $2,371,058 in the first quarter 2001 from $2,273,083 in the first quarter 2000. Gross profit margins declined to 45.9% in the first quarter 2001 from 52.2% in the first quarter 2000. Operating expenses decreased $455,623, or 30.6%, in the first quarter 2001 to $1,031,979 from $1,487,602 in the first quarter 2000. Other expense increased $20,188 in the first quarter of 2001 to $48,111 from $27,923 in the first quarter 2000. Net income of $9,189 was generated in the first quarter of 2001 versus a net loss of $328,420 in the first quarter 2000.

Sales Overview

        The Company’s sales are derived from its wound care, wound closure-fasteners and skin care product lines. Wound care sales consist mainly of Dermagran ointment and spray and hydrophilic wound dressings. Wound closure-fasteners sales consist primarily of wound closure strips and catheter fasteners. Skin care sales consist of body washes, shampoos, incontinent care products, skin conditioners, disinfectants and deodorizers.

        Gross Sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                     Quarter Ended March 31,
                                     ------------------------
                                     2001                2000
                                     ----                ----

Gross Sales                      $2,683,647          $2,572,141

Trade rebates                      (239,911)           (232,063)
Cash discounts                      (53,928)            (44,048)
Medicaid rebates                    (18,750)            (22,947)
                                    --------            --------

Net Sales                        $2,371,058          $2,273,083
                                 ==========          ==========

        No significant change in trade rebate activity was realized in the first quarter 2001 versus 2000. Cash discounts increased slightly due to more customers taking advantage of discount terms. Medicaid rebates declined due to lower sales and declining prices.

        The following table presents net sales by product line expressed in dollars and percentage change:

                                     Quarter Ended March 31,
                                     -----------------------
     Product Line                    2001               2000               Variance
                                     ----               ----               --------

Wound care                      $   675,786        $   645,512        $30,274         4.7%
Wound closure-fasteners             766,325            733,155         33,170         4.5%
Skin Care                           928,947            894,416         34,531         3.9%
                                 ----------         ----------         ------

Total                            $2,371,058         $2,273,083        $97,975         4.3%
                                 ==========         ==========        =======

        Net Sales increased $97,975, or 4.3%, in the first quarter 2001 versus 2000. All three lines experienced sales increases. Wound Care sales increased $30,274, or 4.7%, due principally to momentum created by the

Company’s clinical educational program initiated in the quarter. Wound closure-fasteners sales increased $33,170, or 4.5%, on the basis of stronger Percu-Stay sales. Skin care sales increased $34,531, or 3.9%, based on stronger body wash and shampoo sales.

        Net Sales, Cost of Sales and Gross Profit

        The Company's net sales, cost of sales, gross profit and gross profit margins for the first quarter of 2001 and 2000 are outlined in the table below:

                              Quarter Ended March 31,
                              -----------------------
                           2001                     2000                    Variance
                  --------------------     --------------------      ----------------------

Net sales         $2,371,058    100.0%     $2,273,083    100.0%       $  97,975       4.3%
Cost of sales      1,281,779     54.1%      1,085,978     47.8%      (195,801)    (18.0%)
                    ---------    -----      ---------     -----      -----------

Gross profit      $1,089,279     45.9%     $1,187,105     52.2%      ($  97,826)     (8.2%)
                  ==========     =====     ==========     =====      ===========

        Gross profit decreased $97,826, or 8.2%, to $1,089,279 in the first quarter 2001 from $1,187,105 in the first quarter 2000. Gross profit margins decreased to 45.9% in the first quarter 2001 from 52.2% in the first quarter 2000. Ongoing price erosion in a competitive market place and year-on-year product cost increases were contributing factors. The reclassification of certain skin care line operating expenses to cost of sales in 2001, also contributed. In July 2000, the Company granted a third party the exclusive right to market the Company’s catheter fasteners to hospitals. The impact of this agreement was increased unit sales volume, albeit at lower prices (versus direct Company sales). While positively impacting profitability, the distribution agreement has adversely impacted the wound care-fastener line and the Company’s overall gross profit margin.

        Operating Expenses

        Operating expenses decreased $455,623, or 30.6%, to $1,031,979 in the first quarter 2001 from $1,487,602 in the first quarter 2000. A summary of selling, marketing and general administrative expenses for the first quarter 2001 and 2000 are outlined in the table below.

                                        Quarter Ended March 31,
                                        ------------------------
                                        2001                2000                Variance
                                        ----                ----       -------------------------

Selling                           $   380,645        $   786,822        ($406,177)       (51.6%)
Marketing                              63,794            185,944        (122,150)       (65.7%)
General Administrative                587,540            514,836           72,704         14.1%
                                   ----------         ----------        ---------

         Total                     $1,031,979         $1,487,602        ($455,623)       (30.6%)
                                   ==========         ==========        ==========

        Restructuring of the sales and marketing operations, together with implementation of company-wide cost reduction initiatives beginning in the second quarter 2000, are primarily responsible for the decrease. The reclassification of certain skin care line operating expenses to cost of sales in 2001 and lower than planned first quarter 2001 spending, also contributed. The increase in general administrative expense is due to re-establishment of the headquarters accounting and finance staff.

        Other Expense

        Other expense increased $20,188 to $48,111 in the first quarter 2001 from $27,923 in the first quarter 2000. Other expense consists primarily of interest income on the investment account balance together with interest expense associated with the bank line of credit note payable and the convertible bonds. Other expense increased in the first quarter 2001 versus the first quarter 2000 due to $40,000 of incremental interest expense associated with amortizing the consideration granted to extend the maturity date of the convertible bonds partially offset by lower note payable interest in the first quarter of 2001 associated with a lower average note payable outstanding balance.

        Net Income (Loss)

        The Company generated net income of $9,189, or $0.00 per share (basic), for the quarter ended March 31, 2001 compared to a net loss of $328,420, or $0.23 per share (basic), for the quarter ended March 31, 2000.

        Liquidity and Capital Resources

        During 2000, the Company implemented steps to improve operating results and cash flow. Consistent with this plan, operating results for the first quarter 2001 versus the first quarter 2000 are positive. Sales are up, operating expenses are down, cash flow is positive and the Company returned to profitability.

        At March 31, 2001 and 2000, the Company had unrestricted cash and cash equivalents on hand of $505,213 and $218,078, respectively. Cash of $58,801 was used in operating activities in the first quarter 2001 versus $495,323 of cash used in operating activities in the first quarter 2000. Working capital improved $58,126 in the first quarter 2001 to $1,471,390 from $1,413,264 in the first quarter 2000.

        As of January 5, 2001, bondholders owning an aggregate of $475,000 of the Company’s Series C and Series D convertible bonds, constituting all of the Company’s convertible bonds, extended the maturity date of their bonds from January 7, 2001 to January 7, 2002. In consideration for this maturity postponement, the Company has agreed to accord the bondholders the following: (1) 57,000 shares of the Company’s Common Stock with registration rights, (2) reduction in the “per unit” conversion rate of the Series C and Series D Convertible Bonds remaining outstanding from $0.75 to $0.50, (3) increase in the ratio of preferred stock to warrants comprising the units from one share of preferred stock and one warrant to one share of preferred stock and one and one tenth warrants, and (4) reduction of the exercise price of the warrants from $0.85 per share to $0.57 per share.

        The effect of the foregoing consideration was to increase the number of Series C Units and Series D Units obtainable upon conversion of the Series C and Series D Convertible Bonds from 33,334 to 50,000 and from 600,000 to 900,000, respectively. In addition, the overall number of warrants issued upon conversion or payment of the bonds increased from 633,334 to 1,045,000.

        In connection with this transaction, the Company has recorded $160,000 of deferred financing costs. The financing costs are being amortized to interest expense over the one-year bond maturity extension. In the first quarter of 2001, $40,000 of interest expense was recorded.

        In February 2001, shareholders converted a total of 229,169 shares of Series B, C, and D Preferred Stock into 229,169 shares of Common Stock.

        During the quarter ended March 31, 2000, the Company received $150,000 to complete its Series D Convertible Bond subscription. Subsequently, $625,000 of Convertible Bonds were converted into 580,333 shares of Preferred Stock and warrants to purchase 580,333 shares of Common Stock. In addition, 83,334 shares of Series B Preferred Stock were converted into 83,334 shares of Common Stock.

        In February 2001, the Company was notified by Beverly Enterprises, Inc., a large nursing home chain, that it had declined to exercise its option to renew its exclusive sales contact for the purchase of the Company’s skin care line of products. The term of the contract runs from June 1, 1999 through May 31, 2001. Sales attributable to the Beverly contract were approximately $1,250,000 in 2000 and represented approximately 13% of the Company’s 2000 sales. Due to aggressive pricing and non-recurring start up costs, net profits derived from the Beverly contract have been minimal. While non-renewal of the contract will adversely impact sales beginning in the second quarter of 2001, no near term adverse impact on profitability is expected.

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol “DMS.” The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

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

Part II - Other Information

Item 1. Legal Proceedings

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits. All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on March 30, 2001, are incorporated herein by reference.

        (b) Reports on Form 8-K. Forms 8-K were filed on March 19, 2001 relative to postponement of the maturities of the Series C and Series D Convertible Bonds, and on March 27, 2001 relative to the termination of the distribution agreement with Beverly Enterprises, Inc.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: May 15, 2001	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer