Form 10KSB/A
period 2000-12-31
DERMA SCIENCES INC
filed 2001-08-10
CIK 892160

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

        The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of March 22, 2001, was approximately $681,000.

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

Third Party Reimbursement

        The Company sells its wound care products to nursing homes, hospitals, home healthcare agencies, retail and “closed door” pharmacies and similar institutions. The patients at these institutions for whose care the Company’s products are purchased often are covered by medical insurance. Accordingly, the Company’s customers routinely seek reimbursement for the cost of the Company’s wound care products from third party payors such as Medicare, Medicaid, health maintenance organizations and private insurers. The availability of reimbursement from such third party payors is a factor in the Company’s sales of wound care products.

        Medicaid is a federally funded program administered by the states. Medicaid insurance is available to individuals who have no Medicare or private health insurance or to individuals who have exhausted their Medicare benefits. Included in the Medicaid insurance coverage are in-patient stays in long term care facilities, hospitalization and drugs.

        Medicaid reimbursement of the Company’s products is dependent upon Company paid rebates to state Medicaid agencies. Effective January 1, 1991, the Omnibus Budget Reconciliation Act of 1990 requires pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, to enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company’s quarterly net sales and the average manufacturer price of the individual products. Medicaid rebates represent approximately 1% of net sales.

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

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference to Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and notes to consolidated financial statements set forth below under Item 7. With the concurrence of our independent auditors, the Company increased reported other expense, net and net loss by $1,143,866 and $592,613 and increased reported net loss per share by $0.66 and $0.46, respectively, for the years ended December 31, 2000 and 1999. Correspondingly, the restatement resulted in un-amortized bond discount of $732,387 at December 31, 1999 and additional paid-in capital of $1,736,479 and $1,325,000 at December 31, 2000 and 1999, respectively. See Note 1 to the consolidated financial statements included herein for additional information and comparisons of previously reported and restated financial statement amounts for each of the periods impacted.

Results of Operations

        Net sales decreased $815,545, or 7.9%, in 2000 to $9,566,134 from $10,381,679 in 1999. Gross profit margins declined to 48.5% in 2000 from 57.1% in 1999 and operating expenses decreased $2,305,301, or 27.7%, in 2000 to $6,017,690 from $8,322,991 in 1999. Net losses declined $417,582, or 13.9%, in 2000 to $2,581,337 from $2,998,919 in 1999.

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
                                                             ======       ======

        In 2000, lower margin skin care products constituted a larger percentage of net sales at the expense of higher margin wound care products. This shift in product mix had a negative impact both on the Company’s gross profits and gross profit margin. In July 2000, the Company granted a major distributor the exclusive right to market the Percu-Stay line of catheter fasteners to hospitals. This agreement resulted both in higher fastener sales volume and lower prices. Thus, while positively impacting gross profits, the distribution agreement had the effect of reducing the Company’s gross profit margin.

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

        General and administrative expenses decreased $110,662, or 3.8%, to $2,832,912 in 2000 from $2,943,574 in 1999. The compensation and benefits component of general and administrative expenses increased $256,780, or 32.4%, due primarily to re-establishment of the headquarters finance staff. Other non-compensation related expenses declined $367,442, or 17.1%, in 2000. Components of this decline were a reduction of $451,968 in legal costs and settlement of a legal fee dispute which generated a credit of $122,000 against legal expenses. Lower overall costs associated with cost containment efforts also contributed. Offsetting these savings were higher bad debt expense of $283,924, higher depreciation/amortization expense of $98,418 and increased headquarters rental expense.

Other Expense, net

        Other expense, net increased $602,640 to $1,207,463 in 2000 from $604,823 in 1999. Other expense, net consists of interest income on the Company's investment account balance, debt financing costs, interest expense associated with the Company's bank line of credit (secured by the investment account), convertible bond interest and other miscellaneous expense. A debt financing cost increase of $551,253 to $1,143,866 in 2000 from $592,613 in 1999 is responsible for the majority of the increase. The increase relates to the recognition of additional financing costs associated with the issuance of the Series C and Series D convertible bonds in 1999 and 2000 and the subsequent refinancing of these bonds in July 2000.

Net Loss

        The Company incurred net losses in 2000 and 1999 of $2,581,337 and $2,998,919, or $1.48 and $2.30 per share, respectively. Included in the 2000 net loss are restructuring costs of $250,000 and write-downs or write-offs totaling $450,000. These latter charges relate primarily to doubtful accounts, inventory obsolescence and impaired property, plant and equipment. In addition, non-cash related debt financing costs of $1,143,866 and $592,613 are included in the net loss for 2000 and 1999, respectively.

Liquidity and Capital Resources

        At December 31, 2000 and 1999, the Company had gross cash and cash equivalents balances of $1,064,165 and $1,221,691, respectively. Cash on hand at December 31, 2000 consisted of general operating cash of $31,064 and cash equivalents of $1,033,101 deposited in a money market investment account. Balances on deposit in the money market investment account earn interest at prevailing market rates. During 2000, interest rates on this account varied between 5.5% and 6.5%.

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

        Cash and cash equivalents of $424,165 and $571,691, representing cash on hand less the outstanding line of credit balance, was available for working capital at December 31, 2000 and 1999, respectively.

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

        At December 31, 2000 and 1999, $475,000 and $1,325,000, respectively, of the Company's convertible bonds were outstanding. Interest is payable on these bonds at the prime rate. This interest rate was 9.5% at December 31, 2000. Interest on the convertible bonds accrues and is payable upon maturity thereof. Convertible bond interest expense was $79,976 and $25,577 in 2000 and 1999, respectively. At December 31, 2000 accrued and unpaid convertible bond interest was $105,553. Outstanding convertible bonds in the amount of $475,000 mature January 7, 2002.

        In July 2000 the Company reset the conversion rates on its Series C and Series D convertible bonds to more favorable terms as an inducement for bondholders to convert their bonds into equity securities. Bondholders who had converted $475,000 in aggregate principal amount of their bonds in March 2000 at the original conversion rates were retroactively granted the new rates. In total, $1,000,000 of the aggregate Series C and Series D convertible bond principal amount of $1,475,000 were converted. Modification of the reset rates constituted a beneficial conversion feature relative to the original conversion terms that was valued at $526,045. This amount was recorded as a debt financing cost under other expense.

        Additional debt financing costs of $617,821, for a total of $1,143,866, were recognized in 2000 as a result of the amortization of beneficial conversion features and consideration given associated with original issuance of the Series C and Series D convertible bonds. Series C and Series D debt financing costs of $592,613 were recognized in 1999. Unamortized bond discount of $732,387 existed at December 31, 1999.

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

        As discussed in Note 1, the accompanying financial statements for the year ended December 31, 2000 and 1999 have been restated.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
August 3, 2001

DERMA SCIENCES, INC.

Consolidated Balance Sheets

==================================================================================================
                                                                           December 31,
ASSETS                                                               2000                 1999
--------------------------------------------------------------------------------------------------
                                                                  (Restated)           (Restated)
Current Assets
   Cash and cash equivalents, including restricted cash of
     $640,000 in 2000 and $650,000 in 1999                        1,064,165           $ 1,221,691
   Accounts receivable, net                                       1,561,633             2,041,099
   Inventories, net                                               1,282,370             1,289,138
   Current portion of officer's note receivable                         -                  19,330
   Prepaid expenses and other current assets                         75,916               223,120
--------------------------------------------------------------------------------------------------
Total current assets                                              3,984,084             4,794,378

Property and equipment, net                                         204,029               382,542

Other Assets
   Officer's note receivable                                            -                  76,034
   Goodwill, patents and trademarks, net                          1,392,495             1,548,246
   Other                                                                -                     838
--------------------------------------------------------------------------------------------------
Total Assets                                                    $ 5,580,608           $ 6,802,038
==================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current Liabilities
   Bank line of credit                                          $   640,000           $   650,000
   Accounts payable                                                 977,080             1,261,620
   Accrued expenses and other
     current liabilities                                            501,922               493,964
--------------------------------------------------------------------------------------------------
Total current liabilities                                         2,119,002             2,405,584
--------------------------------------------------------------------------------------------------
Long-Term Liabilities
   Convertible bonds                                                475,000               592,613
--------------------------------------------------------------------------------------------------
Total Liabilities                                                 2,594,002             2,998,197
--------------------------------------------------------------------------------------------------
Shareholders' Equity
   Common stock $.01 par value,
     30,000,000 shares authorized;
     issued and outstanding: 2,120,940
     shares in 2000; 1,325,938 in 1999                               21,209                13,259
   Convertible preferred stock $.01 par
     value; 11,750,000 shares authorized;
     issued and outstanding: 2,189,178
     shares in 2000; 939,188 in 1999                                 21,892                 9,392
   Additional paid-in capital                                    13,866,849            12,123,197
   Accumulated deficit                                          (10,923,344)           (8,342,007)
--------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                        2,986,606             3,803,841

--------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                      $ 5,580,608           $ 6,802,038
==================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statements of Operations

==================================================================================================
                                                                      Year Ended December 31,
                                                                     2000                 1999
--------------------------------------------------------------------------------------------------
                                                                 (Restated)            (Restated)

Net sales                                                       $ 9,566,134           $10,381,679

Cost of sales                                                     4,922,318             4,452,784
--------------------------------------------------------------------------------------------------
Gross profit                                                      4,643,816             5,928,895
--------------------------------------------------------------------------------------------------
Operating expenses                                                6,017,690             8,322,991
Other expense, net (including interest expense of
   $1,294,258 and $678,751 in 2000 and 1999)                      1,207,463               604,823
--------------------------------------------------------------------------------------------------
Total Expenses                                                    7,225,153             8,927,814
--------------------------------------------------------------------------------------------------
Loss before provision for income taxes                           (2,581,337)           (2,998,919)
Provision for income taxes                                              -                     -
--------------------------------------------------------------------------------------------------
Net Loss                                                        $(2,581,337)          $(2,998,919)
--------------------------------------------------------------------------------------------------
Loss per common share basic and diluted                         $     (1.48)          $     (2.30)
--------------------------------------------------------------------------------------------------
Shares used in computing loss per common share                    1,743,717             1,305,928
==================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows

==================================================================================================
                                                                     Year Ended December 31,
                                                                     2000                1999
--------------------------------------------------------------------------------------------------
                                                                  (Restated)           (Restated)
Operating Activities
   Net loss                                                     $(2,581,337)          $(2,998,919)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                                356,758               237,966
       Non-cash financing costs                                   1,143,866               592,613
       Provision for bad debts                                      299,960               111,400
       Provision for rebates                                        135,000                   -
       Write-off of officer's notes receivable                       95,364                   -
       Provision for inventory obsolescence                         118,000                   -
       Changes in operating assets and liabilities
           Accounts receivable                                       44,506              (774,280)
           Inventories                                             (111,232)              356,418
           Prepaid expenses and other assets                        148,042                 5,558
           Accounts payable                                        (239,540)              227,205
           Accrued expenses and other current liabilities             7,958              (476,223)
--------------------------------------------------------------------------------------------------
Net cash used in operating activities                              (582,655)           (2,718,262)
--------------------------------------------------------------------------------------------------
Investing Activities
   Purchases of property and equipment, net                         (22,494)              (84,390)
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (22,494)              (84,390)
--------------------------------------------------------------------------------------------------
Financing Activities
   Net change in bank line of credit                                (10,000)              350,000
   Proceeds from issuance of convertible
     securities and warrants                                        150,000             1,325,000
   Retirement of treasury stock                                         -                  (1,018)
   Proceeds from issuance of common stock,
     net of issuance costs                                          307,623                   -
   Proceeds from exercise of stock options                              -                  11,809
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           447,623             1,685,791
--------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (157,526)           (1,116,861)

Cash and cash equivalents
   Beginning of year                                              1,221,691             2,338,552
--------------------------------------------------------------------------------------------------
   End of year                                                  $ 1,064,165           $ 1,221,691
==================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statements of Shareholders' Equity

=============================================================================================================
                                                      Convertible   Additional     Accumu-        Total
                                            Common     Preferred     Paid-In       lated      Shareholders'
                                            Stock       Stock         Capital      Deficit       Equity
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                 $62,357     $50,709    $10,696,991    $(5,343,088)     $5,466,969

Conversion of preferred shares               3,750      (3,750)           -              -               -

One-for-five reverse stock split           (53,037)    (37,567)        90,604            -               -

Exercise of stock options                      189         -           11,620            -            11,809

Retirement of treasury stock,
   at cost                                     -           -           (1,018)           -            (1,018)

Equity issued in payment of debt refinancing   -           -        1,325,000            -         1,325,000

Net loss (restated)                            -           -              -       (2,998,919)     (2,998,919)
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 (RESTATED)       13,259       9,392     12,123,197     (8,342,007)      3,803,841

Conversion of preferred shares                 833        (833)           -              -               -

Issuance of Common Stock in $500,000
   private placement, net of issuance costs  6,667         -          300,956            -           307,623

Issuance of Common Stock in
   payment of trade debt                       450         -           44,550            -            45,000

Conversion of $850,000 of Series C
   Convertible Bonds into Preferred Stock      -        11,333        838,667            -           850,000

Conversion of $150,000 of Series D
   Convertible Bonds into Preferred Stock      -         2,000        148,000            -           150,000

Equity issued in payment of debt refinancing   -           -          411,479            -           411,479

Net loss (restated)                            -           -              -       (2,581,337)     (2,581,337)
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 (RESTATED)      $21,209    $$21,892     $13,866,849   $(10,923,344)   $ 2,986,606
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

         Restatements

        Subsequent to the filing of its Annual Report on Form 10-KSB for the year ended December 31, 2000 with the Securities and Exchange Commission, and its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, the Company became aware that certain beneficial conversion features and consideration associated with the issuance of Series C Convertible Bonds and Series D Convertible Bonds as described in Note 10 were not correctly accounted for during the years ended December 31, 2000 and 1999. The Company determined that additional interest expense should have been recorded related to the beneficial conversion features and consideration given in 2000 and 1999.

        As a result, the Company has restated its financial statements for the years ended December 31, 2000 and 1999, and for interim periods, as appropriate. The restatement of the financial statements revises the accounting for the beneficial conversion features and consideration given related to the Series C and Series D Convertible Bonds as described above. The restatement for the year ended December 31, 2000 and 1999 results in an increase in other expense, net and net loss of $1,143,866 and $592,613, respectively, and an increase in net loss per share of $0.66 and $0.46, respectively. The restatement also results in unamortized bond discount of $732,387 at December 31, 1999 and an increase in additional paid-in capital at December 31, 2000 and 1999 of $1,736,479 and $1,325,000, respectively.

        The following is a summary of the effects of the restatement:

                                                         Year ended December 31, 2000
                                                        ------------------------------
                                                        As Reported        As Restated
                                                        -----------        -----------
     Consolidated Statement of Operations:

        Net sales                                        $9,566,134        $9,566,134
        Cost of sales                                     4,922,318         4,922,318
                                                        -----------       -----------
        Gross profit                                      4,643,816         4,643,816
                                                        -----------       -----------

        Operating expenses                                6,017,690         6,017,690
        Other expense, net                                   63,597         1,207,463
                                                       ------------       -----------

        Total expense                                     6,081,287         7,225,153
                                                          ---------         ---------

        Loss before provision for income taxes           (1,437,471)       (2,581,337)
        Provision for income taxes                           -                  -
                                                         ----------         -----

        Net loss                                        ($1,437,471)      ($2,581,337)
                                                         ----------        ----------

        Loss per common share basic and diluted               ($0.82)          ($1.48)
                                                        ------------      -----------
    Shares used in computing loss per common share        1,743,717         1,743,717
                                                          ---------         ---------

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

                                                         Year ended December 31, 1999
                                                        ------------------------------
                                                        As Reported        As Restated
                                                        -----------        -----------
     Consolidated Statement of Operations:

        Net sales                                       $10,381,679       $10,381,679
        Cost of sales                                     4,452,784         4,452,784
                                                        -----------       -----------
        Gross profit                                      5,928,895         5,928,895
                                                        -----------       -----------

        Operating expenses                                8,322,991         8,322,991
        Other expense, net                                   12,210           604,823
                                                       ------------      ------------

        Total expense                                     8,355,201         8,927,814
                                                          ---------      ------------

        Loss before provision for income taxes           (2,406,306)       (2,998,919)
        Provision for income taxes                           -                  -
                                                         ----------         -----

        Net loss                                        ($2,406,306)      ($2,998,919)
                                                         ----------        ----------

        Loss per common share basic and diluted               ($1.84)          ($2.30)
                                                        ------------      -----------
    Shares used in computing loss per common share        1,305,928         1,305,928
                                                          ---------         ---------

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Goodwill, Patents and Trademarks - Goodwill, patents and trademarks are stated on the basis of cost and are amortized over 12 to 17 years on a straight-line basis.

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

        Non cash transactions in 2000 include the conversion of $1,000,000 of aggregate principal amount of convertible bonds into Preferred Stock and issuance of 45,000 shares of Common Stock, valued at $1.00 per share, in settlement of trade debt, as well as equity issued in payment of debt financing of $411,479 and $1,325,000 in 2000 and 1999, respectively.

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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
                                          ==========      ==========

6.     Property and Equipment

        Property and equipment comprise the following:

                                                      December 31,
                                                  --------------------
                                                  2000            1999
                                                  ----            ----

 Machinery and equipment                        $320,836        $302,977
 Furniture and fixtures                          668,336         663,701
                                                 -------         -------
     Gross property and equipment                989,172         966,678
 Less: Accumulated depreciation                 (785,143)       (584,136)
                                                 -------         -------

         Net property and equipment              $204,029       $382,542
                                                 ========       ========

        Depreciation expense was $201,007 and $111,786 in 2000 and 1999, respectively. Depreciation expense for the year ended December 31, 2000 includes $86,957 for the write-down of impaired property and equipment.

7.     Goodwill, Patents and Trademarks

        Goodwill, patents and trademarks comprise the following:

                                                         December 31,
                                                     --------------------
                                                     2000            1999
                                                     ----            ----
 Goodwill                                        $1,497,364      $1,497,364
 Patents and trademarks                             451,417         451,417
                                                  ---------       ---------
     Gross goodwill, patents and trademarks       1,948,781       1,948,781
 Less: Accumulated amortization                    (556,286)       (400,535)
                                                  ---------       ---------

     Net goodwill, patents and trademarks        $1,392,495      $1,548,246
                                                 ==========      ==========

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Goodwill, patent and trademark amortization expense was $155,751 and $123,123 in 2000 and 1999, respectively.

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

9.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities comprise the following:

                                                                  December 31,
                                                               ------------------
                                                               2000          1999
                                                               ----          ----

 Sales commissions                                          $ 52,000      $ 85,925
 Reserve for restructuring costs                              71,623       121,631
 Convertible bond interest                                   105,553        25,578
 Medicaid rebates                                             32,000        25,000
 Other                                                       160,051       235,830
                                                             -------        -------
     Total accrued liabilities                               421,227       493,964
 Deferred revenue                                             80,695           -
                                                             -------       -------

     Total accrued expenses and other current liabilities   $501,922      $493,964
                                                            ========      ========

        In connection with an agreement for the distribution of catheter fasteners with a third party, the Company received an advance payment of $250,000 against the first 83,333 units sold which it recorded as deferred revenue. The advance is being amortized to revenue at a rate of $3.00 per unit sold.

10.   Convertible Bonds

        Series A

        On November 19, 1997, the Company completed a private placement of its Series A Convertible Bonds (“Series A Bonds”) in which an aggregate of $1.8 million was raised. Terms of the Series A Bonds required that upon approval by the Company’s shareholders of at least 1,750,000 shares of a new class of preferred stock (which approval was obtained in January, 1998) the Series A Bonds automatically convert into units (“Series A Units”) at the rate of $4.00 per Series A Unit. Each Series A Unit consists of: (1) one share of Series A Preferred Stock convertible into one share of Common Stock, and (2) one warrant to purchase one share of Common Stock at a price of $4.50.

        Series B

        On July 14, 1998, the Company completed a private placement of its Series B Convertible Bonds (“Series B Bonds”) in which an aggregate of $4.0 million was raised. Terms of the Series B Bonds required that upon approval by the Company’s shareholders of at least 666,680 additional shares of preferred stock (which approval was obtained in September, 1998) the Series B Bonds automatically convert into units (“Series B Units”) at the rate

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

of $6.00 per Series B Unit. Each Series B Unit consists of: (1) one share of Series B Preferred Stock convertible into one share of Common Stock, and (2) one warrant to purchase one share of Common Stock at a price of $6.75.

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

        Each Series C Unit consists of: (1) one share of Series C Preferred Stock convertible into one share of Common Stock, and (2) one warrant to purchase one share of Common Stock at $1.10 per share. In March 2000, bondholders owning $475,000 in aggregate principal amount of the Series C Bonds converted the principal of their Series C Bonds into Series C Units at the rate of $1.10 per Unit.

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

        Each Series D Unit consists of: (1) one share of Series D Preferred Stock convertible into one share of Common Stock, (2) and one warrant to purchase one share of common stock at $1.01 per share. In March 2000, bondholders owning $150,000 in aggregate principal amount of the Series D Bonds converted the principal of their Series D Bonds into Series D Units at the rate of $1.0125 per Unit. Investors who converted their bonds in March 2000 have had their conversions adjusted so as to receive conversion terms similar to those of the July 2000 conversion of Series C Bonds.

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

Fractional shares resulting from the reverse split were rounded to the next higher number of whole shares. The Company’s outstanding stock purchase warrants and stock purchase options, and the exercise prices thereof, were adjusted to reflect the reverse split. The number of authorized shares and the par value of the Common Stock, Series A Preferred Stock and the Series B Preferred Stock were not affected by the reverse split.

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

        In connection with the July 2000 modifications as described in Note 10, all Series C and Series D Warrants were reclassified as Series E Warrants.

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

        The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

                                                       December 31,
                                                   --------------------
                                                   2000            1999
                                                   ----            ----

 Tax benefit at U.S. statutory rates           $(877,655)    $(1,019,632)
 State income taxes, net of Federal benefit     (116,363)        (16,539)
 Increase in valuation allowance                 559,971         809,615
 Nondeductible expenses                          434,047         226,556
                                                  ------          ------
 Provision for Income Taxes                    $     -         $     -
                                                ========        ========

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

        Segment sales and gross profit for 2000 and 1999 are as follows:

                                   Year Ended December 31, 2000
                                   ----------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales           $2,593,160    $2,989,137     $3,983,837           --      $9,566,134
Gross profit     1,740,980     1,643,936      1,258,900           --       4,643,816
Other costs            --            --             --     ($7,225,153)  ($7,225,153)
                                                                           ---------
Net loss (restated)                                                      $(2,581,337)
                                                                         ============

                                   Year Ended December 31, 1999
                                   ----------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales           $3,478,031    $3,186,902     $3,716,746           --     $10,381,679
Gross profit     2,523,088     1,893,819      1,511,988           --       5,928,895
Other costs            --            --             --     ($8,927,814)   (8,927,814)
                                                                          -----------
Net loss (restated)                                                      $(2,998,919)
                                                                         ============

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows (restated):

                                            2000               1999
                                          --------           --------

   Pro forma net loss                  ($2,848,750)       ($3,195,985)
   Pro forma loss per common share
                                            $(2.18)             $(2.45)

        A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                               2000                    1999
                                    ------------------------   ------------------------

                                                Weighted                    Weighted
                                                 Average                     Average
                                    Options   Exercise Price   Options   Exercise Price
                                    -------   --------------   -------   --------------

Outstanding - beginning of year     385,886       $7.00        419,766       $6.60
   Granted                          232,800       $1.59         43,000       $5.41
   Exercised                            -            -          (3,780)      $3.12
   Forfeited                        (85,251)     $10.12        (73,100)      $4.07
                                    --------                   --------
Outstanding - end of year           533,435       $4.14        385,886       $7.00
                                    ======                     ======

Exercisable at end of year          478,435                    360,866
                                    -------                    -------

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        One of the Company’s directors is a general partner in the firm owning the $475,000 of outstanding convertible bonds at year-end. This firm also holds a significant equity ownership in the Company.

17.   Restructuring Costs

        During 2000 and 1999 the company established reserves for restructuring costs as part of an ongoing plan to align its operating costs with revenues and gross profits. These reserves, and charges against the reserves, are shown below:

                                           2000             1999
                                           ----             ----

   Reserve at beginning of year          $121,631         $463,183
   Additional reserve established         250,000          250,000
   Restructuring expense:
      Involuntary termination benefits   (198,244)        (532,510)
      Other costs                        (101,764)         (59,042)
                                          -------          -------

   Reserve at end of year                $ 71,623         $121,631
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

20.   Quarterly Financial Information (Unaudited)

        As discussed in Note 1, the Company restated its financial statements for certain interim periods during 2000 and 1999 due to the matters therein described. The interim periods that were restated were the six quarters ended December 2000. The table below reflects the effects of these restatements for those six quarters. The “As Reported” and “As Restated” figures for net sales and cost of sales have been reclassified from the original presentation in the respective Forms 10-QSB for consistency purposes to accord with the presentation in the

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

December 31, 2000 Form 10-KSB. Outbound freight costs are now treated as an element of cost of sales as opposed to the previous accounting treatment which was to account for these costs as a reduction of sales. Gross profit was unaffected by this reclassification. Similar reclassifications occurred in the first two quarters of 1999. However, that financial information is not presented here as these quarters were unaffected by the restatement and the reclassification had no impact on gross profit.

                                                               As Reported
                                                               -----------
                                                   Six Quarters ended December 31, 2000
                         --------------------------------------------------------------------------------------
                                                   2000                                         1999
                         --------------------------------------------------------    --------------------------

                            Fourth         Third         Second          First         Fourth          Third
                            Quarter       Quarter        Quarter        Quarter        Quarter        Quarter
                            -------       -------        -------        -------        -------        -------

Net sales                  $2,556,115     $2,358,399    $2,378,537     $2,273,083     $2,790,182     $2,439,562
Cost of sales               1,519,586      1,198,799     1,117,955      1,085,978      1,291,904      1,129,005
                            ---------      ---------     ---------      ---------      ---------      ---------
Gross profit                1,036,529      1,159,600     1,260,582      1,187,105      1,498,278      1,310,557
                            ---------      ---------     ---------      ---------      ---------      ---------

Operating expenses          1,662,379      1,389,206     1,478,503      1,487,602      1,592,379      2,077,726
Other (income)/
  expense, net                 (8,144)        11,538        32,280         27,923         19,484         10,669
                          ------------   -----------   -----------    -----------    -----------    -----------

Total expense               1,654,235      1,400,744     1,510,783      1,515,525      1,611,863      2,088,395
                            ---------      ---------     ---------      ---------      ---------      ---------

Loss before provi-
  sion for income
  taxes                      (617,706)      (241,144)     (250,201)      (328,420)      (113,585)      (777,838)
Provision for income
  taxes                          -              -             -              -              -              -
                             --------     ----------      ---------      --------       ---------      -----

Net loss                  ($  617,706)  ($   241,144)  ($  250,201)   ($  328,420)   ($  113,585)   ($  777,838)
                           ----------   ------------    -----------    -----------   ------------   ------------

Loss per common
  share basic and
  diluted                      ($0.30)        ($0.12)       ($0.18)        ($0.23)        ($0.09)        ($0.59)
                            ---------      ---------     ----------      ---------     ----------     ----------
Shares used in
  computing loss per
  common share              2,080,384      2,075,940     1,409,272       1,409,272     1,325,938      1,325,938
                            ---------      ---------     ---------       ---------     ---------      ---------

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

                                                               As Restated
                                                               -----------
                                                   Six Quarters ended December 31, 2000
                         --------------------------------------------------------------------------------------
                                                   2000                                         1999
                         --------------------------------------------------------    --------------------------

                            Fourth         Third         Second          First         Fourth          Third
                            Quarter       Quarter        Quarter        Quarter        Quarter        Quarter
                            -------       -------        -------        -------        -------        -------

Net sales                  $2,556,115     $2,358,399    $2,378,537     $2,273,083     $2,790,182     $2,439,562
Cost of sales               1,519,586      1,198,799     1,117,955      1,085,978      1,291,904      1,129,005
                            ---------      ---------     ---------      ---------      ---------      ---------
Gross profit                1,036,529      1,159,600     1,260,582      1,187,105      1,498,278      1,310,557
                          -----------      ---------     ---------      ---------      ---------      ---------

Operating expenses          1,662,379      1,389,206     1,478,503      1,487,602      1,592,379      2,077,726
Other expense, net            104,356        650,083       148,814        304,210        160,677        462,089
                            ---------    -----------    ----------     ----------     ----------     ----------

Total expense               1,766,735      2,039,289     1,627,317      1,791,812      1,753,056      2,539,815
                            ---------      ---------     ---------      ---------      ---------      ---------

Loss before provi-
  sion for income
  taxes                      (730,206)      (879,689)     (366,735)      (604,707)      (254,778)    (1,229,258)
Provision for income
  taxes                          -              -             -             -               -              -
                           ----------   ------------    -----------    -----------   ------------   ------------

Net loss                  ($  730,206)   ($   879,689)($   366,735)  ($   604,707)  ($   254,778)   ($1,229,258)
                           ----------     -----------  ------------   ------------   -----------    ------------

Loss per common
  share basic and
  diluted                      ($0.35)        ($0.42)       ($0.26)        ($0.43)        ($0.19)        ($0.93)
                            ---------      ---------     ----------     ----------     ----------     ----------
Shares used in
  computing loss per
  common share              2,080,384      2,075,940     1,409,272      1,409,272      1,325,938      1,325,938
                            ---------      ---------     ---------      ---------      ---------      ---------

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

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description	Page

3.1	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company's Proxy Statement filed on April 23, 1996 and incorporated herein by reference).	--
3.2	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).	--
3.3	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).	--
3.4	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).	--
3.5	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).	--
3.6	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. to be Designated Series C Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on August 20, 1999 and incorporated herein by reference).	--
3.7	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. to be Designated Series D Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).	--
3.8	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company's Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).	--
10.01	Agreement and Plan of Merger dated December 27, 1999 by and among Derma Sciences, Inc. and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).	--
10.02	Stock Purchase Agreement with annexes dated October 29, 1998 by and among Derma Sciences, Inc., the John G. Vogel, Jr. Revocable Trust U/A dated August 23, 1995, Martha A. Crimmins, the Gordon E. Cory Revocable Trust U/A dated August 24, 1995, John G. Vogel, Jr., Gordon E. Cory and Sunshine Products, Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on November 13, 1998 and incorporated herein by reference).	--
10.03*	Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and Edward J. Quilty (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference.	--
10.04*	Senior Management Stock Option Agreement, dated April 14, 1997, between the Company and Richard S. Mink (previously filed as Exhibit 10.10 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).	--
10.05*	Employment Agreement, dated May 7, 1999, between the Company and Richard S. Mink (previously filed as Exhibit 10.05 to the Company's Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).	--
10.06*	Employment Agreement, dated February 1, 1999, between the Company and Stephen T. Wills, CPA, MST (previously filed as Exhibit 10.06 to the Company's Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).	--

10.07*	Stock Option Agreement, dated July 23, 1997, between the Company and Stephen T. Wills, CPA, MST (previously filed as Exhibit 10.01 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).	--
10.08*	Employment Agreement, dated December 29, 1995, between the Company and John T. Borthwick (previously filed as Exhibit 10.37 to the Company's Form 10-KSB filed on March 29, 1996 and incorporated herein by reference).	--
10.09*	Addendum to Employment Agreement, dated March 5, 1997, between the Company and John T. Borthwick (previously filed as Exhibit 10.38 to the Company's Form 10-KSB filed on March 31, 1997 and incorporated herein by reference).	--
10.10*	Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and John T. Borthwick (previously filed as Exhibit 10.06 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).	--
10.11*	Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and Robert P. DiGiovine (previously filed as Exhibit 10.09 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).	--
10.12*	Promissory Note, dated January 17, 1995, between the Company and John T. Borthwick (previously filed as Exhibit 10.73 to the Company's Form 10-KSB filed on March 30, 1995 and incorporated herein by reference).	--
10.13	Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and John G. Vogel, Jr. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 13, 1998 and incorporated by reference).	--
10.14	Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and Martha A. Crimmins (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on November 13, 1998 and incorporated by reference).	--
10.15	Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and Gordon E. Cory (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on November 13, 1998 and incorporated by reference).	--
10.16	Lease Agreement, dated January 5, 1994, between James S. Reid, Frances S. Reid and Joan R. Milburn and Sunshine Products, Inc. (previously filed as Exhibit 10.38 to the Company's Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).	--
10.17	Lease Agreement, dated July 1, 1997, between the Company and Cross Creek Pointe (previously filed as Exhibit 10.44 to the Company’s Form 10-KSB filed on March 31, 1998 and incorporated by reference).	--
10.18	Lease Agreement, dated September 1, 1993, between the Company and Mariotti Building Products (previously filed as Exhibit 10.51 to the Company's Registration Statement filed on Form SB-2, No. 33-52246-NY, declared effective on May 13, 1994 and incorporated herein by reference).	--
10.19	Sales Agreement, dated June 4, 1999, between the Company and Beverly Enterprises, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 11, 1999 and incorporated herein by reference.)	--
10.20	Generic Products Agreement, dated September 29, 1997, between the Company and Innovative Technologies Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).	--
10.21	Private Label Agreement, dated September 29, 1997, between the Company and Innovative Technologies Ltd. (previously filed as Exhibit 10.02 to the Company’s Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).	--
10.22	Manufacturers Agreement, dated August 25, 1992, between the Company and TapeMark Company (previously filed as Exhibit 10.50 to the Company's Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).	--
10.23*	Stock Option Plan, dated July 18, 1991 (previously filed as Exhibit 10.01 to the Company's Registration Statement and incorporated herein by reference).	--
10.24*	Stock Option Plan Amendment, dated January 14, 1994 (previously filed as Exhibit 10.02 to the Company's Registration Statement and incorporated herein by reference).	--

10.25*	Stock Option Plan Amendment, dated November 21, 1995 (previously filed as Exhibit 10.03 to the Company's Form 10-KSB filed on March 31, 1996 and incorporated herein by reference).	--
10.26*	Stock Option Plan Amendment, dated July 14, 1998 (previously filed as Appendix C to the Company's Registration Statement on Form S-4 filed July 17, 1998 and incorporated herein by reference).	--
10.27*	The Company's 401(k) Plan, dated June 30, 1995 (previously filed as Exhibit 10.56 to the Company's Form 10-KSB filed on March 31, 1996 and incorporated herein by reference).	--
10.28*	401(k) Plan Amendment, dated January 1, 2000.	--
10.29*	Employment Agreement, dated February 1, 2000, between the Company and John T. Borthwick.	--
10.30*	Employment Agreement, dated December 30, 1998, between the Company and Mary C. Antensteiner.	--
10.31	Stock Option Agreement, dated August 28, 2000, between the Company and John E. Yetter, CPA.	--
10.32	Purchase Agreement, dated July 18, 2000, between the Company and Edward J. Quilty, Kennsington Management Group, LLC, Dolphin Offshore Partners and Redwood Asset Management (previously filed as Exhibit 10.01 to the Company’s Form 8-K/A filed August 14, 2000 and incorporated by reference).	--
10.33	Registration Rights Agreement, dated July 18, 2000, between the Company and Edward J. Quilty, Kennsington Management Group, LLC, Dolphin Offshore Partners and Redwood Asset Management (previously filed as Exhibit 10.02 to the Company’s Form 8-K/A filed August 14, 2000 and incorporated by reference).	--
10.34	Warrant Agreement, dated July 18, 2000, between the Company and Edward J. Quilty, Kennsington Management Group, LLC, Dolphin Offshore Partners and Redwood Asset Management (previously filed as Exhibit 10.03 to the Company’s Form 8-K/A filed August 14, 2000 and incorporated by reference).	--
10.35	Distribution Agreement, dated July 13, 2000, between the Company and Merit Medical Systems, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed August 1, 2000 and incorporated by reference).	--
21	Information relative to subsidiaries.	--
23.1	Consent of Ernst & Young LLP.	--
23.2	Consent of Ernst & Young LLP.	--

______________________________
*  Management contract or compensatory plan.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter, 2000.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

August 9, 2001	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles

/s/ Edward J. Quilty	President, Chief Executive Officer and
Edward J. Quilty	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ John E. Yetter	Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ James T. O'Brien	Director
James T. O'Brien