Form 10QSB
period 2001-06-30
DERMA SCIENCES INC
filed 2001-08-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2001
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: June 30, 2001	Class: Common Stock, par value $.01 per share
Shares Outstanding: 2,407,109

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

DERMA SCIENCES, INC.

Consolidated Balance Sheets (Unaudited)

==========================================================================================
                                                                June 30,     December 31,
ASSETS                                                            2001           2000
------------------------------------------------------------------------------------------
                                                                              (Restated)
Current Assets
 Cash and cash equivalents, including restricted cash of
  $580,455 in 2001 and $640,000 in 2000                       $ 1,079,910     $ 1,064,165
 Accounts receivable, net                                       1,123,535       1,561,633
 Inventories, net                                               1,515,761       1,282,370
 Prepaid expenses and other current assets                        138,540          75,916
------------------------------------------------------------------------------------------
Total current assets                                            3,857,746       3,984,084

Property and equipment, net                                       192,975         204,029
Goodwill, patents and trademarks                                1,330,659       1,392,495
------------------------------------------------------------------------------------------
Total Assets                                                  $ 5,381,380     $ 5,580,608
------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS’ EQUITY
------------------------------------------------------------------------------------------
Current Liabilities
 Bank line of credit                                            $ 580,455     $   640,000
 Accounts payable                                                 848,842         977,080
 Accrued expenses and other current liabilities                   378,283         501,922
 Convertible bonds, net of bond discount                          395,000            -
------------------------------------------------------------------------------------------
Total current liabilities                                       2,202,580       2,119,002
------------------------------------------------------------------------------------------
Long-term liabilities
 Convertible bonds                                                 -              475,000
------------------------------------------------------------------------------------------
Total Liabilities                                               2,202,580       2,594,002
------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 share authorized;
 issued and outstanding: 2,407,109 shares in 2001;
 2,120,940 shares in 2000                                          24,071          21,209
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 1,960,009 shares in 2001;
  2,189,178 shares in 2000                                         19,600          21,892
Additional paid-in capital                                     14,028,280      13,866,849
Accumulated deficit                                           (10,893,151)    (10,923,344)
------------------------------------------------------------------------------------------
Total Shareholders' Equity                                      3,178,800       2,986,606
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 5,381,380     $ 5,580,608
==========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

==========================================================================================
                                                                   Three months ended
                                                                        June 30,
                                                                  2001            2000
------------------------------------------------------------------------------------------
                                                                               (Restated)
NET SALES                                                     $ 2,381,808     $ 2,378,537

Cost of sales                                                    1,222,871      1,117,955
------------------------------------------------------------------------------------------
GROSS PROFIT                                                     1,158,937      1,260,582
------------------------------------------------------------------------------------------
Operating expenses                                               1,115,501      1,478,503
Other expense, net (including interest expense of $60,432
  and $165,527 in 2001 and 2000)                                    20,417        148,814
------------------------------------------------------------------------------------------
Total Expenses                                                   1,135,918      1,627,317
------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                     23,019       (366,735)
Provision for income taxes                                           2,015          -
------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             $     21,004    $  (366,735)
------------------------------------------------------------------------------------------

Income (loss) per common share - basic                        $       0.00    $     (0.26)
------------------------------------------------------------------------------------------
Income (loss) per common share - fully diluted                $       0.00    $     (0.26)
------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common
  share - basic                                                  2,407,109      1,409,272
------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common
  share - fully diluted                                         10,242,237      1,409,272
==========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

==========================================================================================
                                                                   Six months ended
                                                                        June 30,
                                                                  2001            2000
------------------------------------------------------------------------------------------
                                                                               (Restated)
NET SALES                                                     $ 4,752,866     $ 4,651,620

Cost of sales                                                   2,504,650       2,203,933
------------------------------------------------------------------------------------------
GROSS PROFIT                                                    2,248,216       2,447,687
------------------------------------------------------------------------------------------
Operating expenses                                              2,147,480       2,966,105
Other expense, net (including interest expense of $124,502
  and $484,186 in 2001 and 2000)                                   67,514         453,024
------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                  2,214,994       3,419,129
------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                    33,222        (971,442)
Provision for income taxes                                          3,029           -
------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             $    30,193     $  (971,442)
------------------------------------------------------------------------------------------

Income (loss) per common share - basic                        $      0.01     $     (0.69)
------------------------------------------------------------------------------------------
Income (loss) per common share - fully diluted                $      0.00     $     (0.69)
------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common
  share - basic                                                 2,368,914       1,409,272
------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common
  share - fully diluted                                        10,207,237       1,409,272
==========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows (Unaudited)

==========================================================================================
                                                                   Six months ended
                                                                        June 30,
                                                                  2001            2000
------------------------------------------------------------------------------------------
                                                                               (Restated)
OPERATING ACTIVITIES
  Net income (loss)                                           $    30,193     $  (971,442)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                                101,919         122,544
     Non-cash financing costs                                      80,000         392,821
     Provision for bad debts and rebates                           33,034          60,000
     Provision for inventory obsolescence                          41,899           -
     Changes in operating assets and liabilities
         Accounts receivable                                      405,064         113,802
         Inventories                                             (275,290)        (10,612)
         Prepaid expenses and other current assets                (62,624)       (196,469)
         Accounts payable                                        (126,237)       (223,362)
         Accrued expenses and other current liabilities          (123,639)        (80,468)
------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               104,319        (793,186)
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of property and equipment                             (29,029)         (7,994)
------------------------------------------------------------------------------------------
Net cash used in investing activities                             (29,029)         (7,994)
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in bank line of credit                               (59,545)        300,000
  Proceeds from issuance of convertible securities                  -             150,000
------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities               (59,545)        450,000
------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               15,745        (351,180)

Cash and cash equivalents
  Beginning of period                                           1,064,165       1,221,691
------------------------------------------------------------------------------------------
  End of period                                                $1,079,910     $   870,151
------------------------------------------------------------------------------------------

Supplemental cash flow information
   Conversion of bonds payable to preferred stock                    -        $   625,000
   Common stock and warrants issued for debt extension        $   160,000           -
==========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiary (the “Company”) is a full line provider of advanced wound care, wound closure-fasteners and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States and select international markets.

        Restatements

        Subsequent to the filing of its Annual Report on Form 10-KSB for the year ended December 31, 2000 with the Securities and Exchange Commission, and its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, the Company became aware that certain beneficial conversion features and consideration associated with the issuance of Series C Convertible Bonds and Series D Convertible Bonds were not correctly accounted for during the years ended December 31, 2000 and 1999. The Company determined that additional interest expense should have been recorded related to the beneficial conversion features and consideration given in 2000 and 1999.

        The Company has restated its financial statements for the years ended December 31, 2000 and 1999, and for interim periods, as appropriate. The impact of the restatement in 2000 was to increase interest expense (recorded in other expense, net) by $1,143,866. Net loss increased to $2,581,337 from $1,437,471 and net loss per share increased $0.66 per share to $1.48 from $0.82. The restatement also results in unamortized bond discount of $732,387 at December 31, 1999 and an increase in additional paid-in capital at December 31, 2000 and 1999 of $1,736,479 and $1,325,000, respectively.

         The following is a summary of the effects of the restatement for the three and six months ended June 30, 2000:

                      Three Months Ended June 30, 2000     Six Months Ended June 30, 2000
                      --------------------------------     ------------------------------
                        As Reported      As Restated        As Reported      As Restated
                        -----------      -----------        -----------      -----------

Other expense, net       $  32,280         $148,814           $  60,203         $453,024
                          --------          -------            --------          -------
Net loss                 ($250,201)       ($366,735)          ($578,621)       ($971,442)
                           -------          -------             -------          -------
Loss per common share
  basic and diluted         ($0.18)          ($0.26)            ($0.41)           ($0.69)
                              ----             ----               ----              ----

        Basis of Presentation

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000, included in Form 10-KSB/A-1 filed with the Securities and Exchange Commission.

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

        Goodwill, Patents and Trademarks – Goodwill, patents and trademarks are stated on the basis of cost and are amortized over 12 to 17 years on a straight-line basis.

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

2.     Accounts Receivable

        Accounts Receivable comprise the following:

                                                   June 30,          December 31,
                                                     2001                2000
                                                  ----------         ------------

        Trade accounts receivable                 1,416,478           $1,725,001
        Less: Allowance for doubtful accounts
               and trade rebates                   (335,000)            (310,000)
                                                   ---------            ---------
           Net trade receivables                  1,081,478            1,415,001
        Other receivables                            42,057              146,632
                                                  ---------           ----------

           Total receivables                      1,123,535           $1,561,633
                                                  =========            =========

3.     Inventories

        Inventories comprise the following:

                                                   June 30,          December 31,
                                                     2001                2000
                                                  ----------         ------------

        Finished goods                            $1,193,012         $   919,872
        Packaging materials                          193,396             309,245
        Raw materials                                304,353             201,253
                                                  ----------          ----------
           Gross inventory                         1,690,761           1,430,370
        Less:  Reserve for obsolescence             (175,000)           (148,000)
                                                  -----------        ------------

             Net inventory                        $1,515,761          $1,282,370
                                                  ==========           =========

4.     Property and Equipment

        Property and equipment comprise the following:

                                                   June 30,          December 31,
                                                     2001                2000
                                                  ----------         ------------

        Machinery and equipment                      349,864           $ 320,836
        Furniture and fixtures                       668,336             668,336
                                                     -------             -------
             Gross property and equipment          1,018,200             989,172
        Less:  Accumulated depreciation             (825,225)           (785,143)
                                                    ---------           ---------

             Net property and equipment              192,975           $ 204,029
                                                  ==========            ========

5.     Goodwill, Patents and Trademarks

        Goodwill, patent and trademarks comprise the following:

                                                   June 30,          December 31,
                                                     2001                2000
                                                  ----------         ------------

        Goodwill                                  $1,497,364          $1,497,364
        Patents and trademarks                       451,417             451,417
                                                  ----------          ----------
             Gross goodwill, patents and
                      trademarks                   1,948,781           1,948,781
        Less:  Accumulated amortization             (618,122)           (556,286)
                                                  -----------         -----------

             Net goodwill, patents and
                    trademarks                    $1,330,659          $1,392,495
                                                   =========           =========

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

6.     Bank Line of Credit

        The Company has a $1,000,000 bank line of credit facility with $580,455 and $640,000 outstanding at June 30, 2001 and December 31, 2000, respectively. The maturity date of the line is October 31, 2001. The line of credit agreement requires monthly interest payments at prime minus 1%, or 5.75%, at June 30, 2001. Cash deposited with the bank of $1,000,000 secures the line of credit.

        Unrestricted cash of $499,455 and $424,165 was available for working capital at June 30, 2001 and December 31, 2000, respectively.

7.     Convertible Bonds

        Convertible bonds comprise the following:

                                             June 30,          December 31,
                                               2001                2000
                                             --------          ------------

        Series C Bonds                     $  25,000           $  25,000
        Series D Bonds                       450,000             450,000
                                             -------             -------

             Gross convertible bonds         475,000             475,000
             Less bond discount               80,000                 -
                                              ------            --------

             Net convertible bonds          $395,000            $475,000
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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        The total expense recognized for the beneficial conversion features and other consideration given in connection with the original issuance and subsequent reset of the conversion terms of the Series C and Series D convertible bonds in 2000 and 1999 was $1,143,866 and $592,613, respectively.

        As of January 5, 2001, bondholders owning an aggregate of $475,000 of the Company’s Series C and Series D Convertible Bonds, constituting all of the Company’s convertible bonds, extended the maturity date of their bonds from January 7, 2001 to January 7, 2002. In consideration for this maturity postponement, the Company has agreed to accord the bondholders the following: (1) 57,000 shares of the Company’s Common Stock with registration rights, (2) reduction in the “per unit” conversion rate of the Series C and Series D Convertible Bonds remaining outstanding from $0.75 to $0.50, (3) increase in the ratio of preferred stock to warrants comprising the units from one share of preferred stock and one warrant to one share of preferred stock and one and one tenth warrants, and (4) reduction of the exercise price of the warrants from $0.85 per share to $0.57 per share. The $160,000 value of the foregoing has been recorded as bond discount that is being amortized to interest expense over the one-year bond maturity extension at the rate of $40,000 per quarter during 2001. The warrants described in items (3) and (4) have been redesignated as the Company’s Series F Warrants.

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

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

        Stock Purchase Warrants

        At June 30, 2001, the Company had 4,371,683 warrants outstanding and/or reserved for issuance to purchase the Company’s common stock as outlined below:

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

10.     Operating Segments

        The Company consists of three operating segments, wound care, wound closure-fasteners and skin care. Products in the wound care segment consist of dressings, ointments and sprays designed to treat chronic wounds. Wound closure-fasteners products include wound closure strips, a variety of catheter fasteners and net dressings. The skin care segment consists of antibacterial skin cleansers, hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care/hygiene programs.

        Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. The manufacture of wound care and wound closure-fastener products is primarily outsourced. Skin care products are manufactured in-house. Internally, the

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

        Segment sales and gross profit for the six months ended June 30, 2001 and 2000 are as follows:

                                    Six Months Ended June 30, 2001
                                    ------------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales           $1,411,439    $1,605,952     $1,735,475           ---     $4,752,866
                 ---------     ---------      ---------           ---      ---------

Gross profit     1,088,272       798,369        361,575           ---      2,248,216
Total expenses        ---           ---            ---     ($2,214,994)   (2,214,994)
Income taxes          ---           ---            ---          (3,029)       (3,029)
                                                                           ---------

Net income                                                                $   30,193
                                                                           =========

                                    Six Months Ended June 30, 2000
                                    -------------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales           $1,292,392    $1,484,411     $1,874,817            ---   $ 4,651,620
                 ---------     ---------      ---------           -----    ---------

Gross profit       989,419       878,716        579,552            ---     2,447,687
Total expenses        ---           ---            ---      ($3,419,129)  (3,419,129)
Income taxes          ---           ---            ---             ---          ---
                                                                           ---------

Net loss                                                                ($   971,442)
                                                                          ==========

        With the exception of goodwill associated with the acquisition of Sunshine Products, Inc. (attributable to the skin care operations segment), the Company’s property, equipment and intangible assets support each of the Company’s operating segments in approximately equal measure. Accordingly, the Company does not classify its assets by operating segment.

        International sales for the six months ended June 30 were $322,500 in 2001 and $239,500 in 2000. Wound closure-fastener sales represent the majority of international sales.

DERMA SCIENCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000.

Results of Operations

        Net Sales increased $3,271 to $2,381,808 in the second quarter 2001 from $2,378,537 in the second quarter 2000. Gross profit margins declined to 48.7% in the second quarter 2001 from 53.0% in the second quarter 2000. Operating expenses decreased $363,002, or 24.6%, in the second quarter 2001 to $1,115,501 from $1,478,503 in the second quarter 2000. Other expenses, net decreased $128,397 in the second quarter 2001 to $20,417 from $148,814 in the second quarter 2000. Net income of $21,004 was generated in the second quarter of 2001 versus a loss of $366,735 in the second quarter 2000.

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

        Gross Sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                      Quarter Ended June 30,
                                      ----------------------
                                     2001                2000
                                     ----                ----

Gross Sales                      $2,674,250          $2,709,209

Trade rebates                      (222,345)           (265,327)
Cash discounts                      (51,347)            (45,045)
Medicaid rebates                    (18,750)            (20,300)
                                    --------            --------

Net Sales                        $2,381,808          $2,378,537
                                 ==========          ==========

        Gross sales are down slightly quarter to quarter, reflecting stronger wound care and wound closure-fastener sales offset by lower skin care sales. Rebates are down principally due to a reduction in rebate intensive skin care sales associated with the loss of the Beverly supply contract in the second quarter, 2001.

        The following table presents net sales by product line expressed in dollars and percentage change:

                                  Quarter Ended June 30,
                                  ----------------------
                                  2001              2000              Variance
                                  ----              ----              --------
Product Line

Wound care                    $  735,653       $  646,880     $   88,773      13.7%
Wound closure-fasteners          839,627          751,256         88,371      11.8%
Skin care                        806,528          980,401       (173,873)    (17.7%)
                               ---------        ---------      ----------

Total                         $2,381,808       $2,378,537     $    3,271       0.1%
                              ==========       ==========     ==========

        Net Sales were essentially flat for the second quarter, 2001, increasing $3,271 over the prior year. The wound care and wound closure-fastener lines exhibited strong growth while the skin care line was down significantly. Wound care sales increased $88,773, or 13.7%, due to the continued success of the Company’s clinical education programs. Wound closure-fastener sales increased $88,371, or 11.8%, due to stronger Percu-Stay sales. Skin care sales decreased $173,873, or 17.7%, due principally to expiration of the Beverly supply agreement discussed above.

Net Sales, Cost of Sales and Gross Profit

        The Company's net sales, cost of sales, gross profit and gross profit margins for the second quarter of 2001 and 2000 are outlined in the table below:

                                Quarter Ended June 30,
                                ----------------------
                          2001                     2000                  Variance
                 -------------------      --------------------     -------------------

Net sales        $2,381,808   100.0%     $2,378,537    100.0%      $    3,271     0.1%
Cost of sales     1,222,871    51.3%      1,117,955     47.0%      (104,916)   (9.4%)
                  ---------    -----      ---------     -----      -----------

Gross profit     $1,158,937    48.7%     $1,260,582     53.0%       ($101,645)   (8.1%)
                 ==========    =====     ==========     =====       ==========

        Gross Profit decreased $101,645, or 8.1% to $1,158,937 in the second quarter 2001 from $1,260,582 in the second quarter 2000. Gross profit margins decreased to 48.7% in the second quarter 2001 from 53.0% in the second quarter 2000. Ongoing price erosion in a competitive marketplace and year-on-year product cost increases were contributing factors. The reclassification of certain skin care line operating expenses to cost of sales in 2001 also contributed. In July 2000, the Company granted a third party the exclusive right to market the Percu-Stay line of catheter fasteners to hospitals. The impact of this agreement was increased unit sales volume, albeit at lower prices (versus direct Company sales). While positively impacting profitability, the distribution agreement has adversely impacted the wound care-fastener line and the Company’s overall gross profit margin.

Operating Expenses

        Operating expenses decreased $363,002, or 24.6%, to $1,115,501 in the second quarter 2001 from $1,476,503 in the second quarter 2000. A summary of selling, marketing and general administrative expenses for the second quarter 2001 and 2000 are outlined in the table below.

                             Quarter Ended June 30,
                             ----------------------
                               2001           2000                 Variance
                               ----           ----          ----------------------

Selling                    $  363,949     $  659,975        ($296,026)     (44.9%)
Marketing                     131,166        212,638        (81,472)     (38.3%)
General Administrative        620,386        605,890           14,496        2.4%
                           ----------     ----------        ----------

         Total             $1,115,501     $1,478,503        ($363,002)     (24.6%)
                           ==========     ==========        ==========

        Restructuring of the sales and marketing operations, together with implementation of company-wide cost reduction initiatives beginning in the second quarter 2000, are primarily responsible for the decrease. The increase in general administrative expense is due to re-establishment of the headquarters administrative staff.

Other Expenses

        Other expense decreased $128,397 to $20,417 in the second quarter 2001 from $148,814 in the second quarter 2000. The decrease is attributable to lower interest expense of $105,699 and higher miscellaneous income of $22,698. The lower interest expense reflects the absence in 2001 of $116,534 of debt refinancing expense incurred in the second quarter 2000 associated with the beneficial conversion and other consideration granted upon issuance of the Series C and D convertible bonds, coupled with lower overall outstanding 2001 note payable and convertible bond balances at lower overall interest rates. These reductions were partially offset by $40,000 of incremental interest associated with amortizing the consideration granted in 2001 to extend the maturity date of the convertible bonds. Included in other miscellaneous income is a one-time $12,500 Medicaid adjustment together with recurring profit sharing and royalty income.

Provision for Income Taxes

        A provision for federal and state income taxes of $2,015 was established in the second quarter 2001. The provision is at less than statutory rates given available net operating losses.

Net Income

        The Company generated net income of $21,004, or $0.00 per share (basic), for the quarter ended June 30, 2001 compared to a net loss of $366,735, or $0.26 per share (basic), for the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

Results of Operations

        Net Sales increased $101,246, or 2.2%, to $4,752,866 in the six months ended June 2001 from $4,651,620 in the six months ended June 2000. Gross profit margins declined to 47.3% in the six months ended June 2001 from 52.6% in the six months ended June 2000. Operating expenses decreased $818,625, or 27.6%, in the six months ended June 2001 to $2,147,480 from $2,966,105 in the six months ended June 2000. Other expense decreased $385,510 in the six months ended June 2001 to $67,514 from $453,024 in the six months ended June 2000. Net income of $30,193 was generated in the six months ended June 2001 versus a net loss of $971,442 in the six months ended June 2000.

Sales Overview

        Gross Sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                    Six Months Ended June 30,
                                    -------------------------
                                     2001                2000
                                     ----                ----

Gross Sales                      $5,357,897          $5,281,350

Trade rebates                      (462,256)           (497,390)
Cash discounts                     (105,275)            (89,093)
Medicaid rebates                    (37,500)            (43,247)
                                    --------            --------

Net Sales                        $4,752,866          $4,651,620
                                 ==========          ==========

        Gross Sales increased in 2001 versus 2000 reflecting consistently stronger wound care and wound closure-fastener sales offset by lower skin care sales beginning in the second quarter associated with the loss of the Beverly supply agreement. Rebates are down slightly due to the loss of the aforementioned rebate intensive Beverly skin care sales. Cash discounts are up due to more customers taking advantage of the terms. While Medicaid sales are improving, rebates are down period to period due to lower sales.

        The following table presents net sales by product line expressed in dollars and percentage change:

                                 Six Months Ended June 30,
                                 -------------------------
                                  2001              2000              Variance
                                  ----              ----              --------
Product Line

Wound care                     $1,411,439       $1,292,392       $119,047    9.2%
Wound closure-fasteners         1,605,952        1,484,411        121,541    8.2%
Skin care                       1,735,475        1,874,817       (139,342)  (7.4%)
                                ---------        ---------       ---------

Total                          $4,752,866       $4,651,620       $101,246    2.2%
                               ==========       ==========       ========

        Net Sales increased $101,246, or 2.2%, in the first six months of 2001 versus 2000. Wound care sales increased $119,047, or 9.2%, due principally to accelerating momentum created by the Company’s clinical education program. Wound closure-fastener sales driven by Percu-Stay was up $121,541, or 8.2%. Excluding Percu-Stay sales, wound closure-fastener sales are up slightly over the prior year. Skin care sales are down $139,342, or 7.4%, versus the prior year. The decrease which began in the second quarter with a $173,873 shortfall, is principally associated with the loss of the Beverly supply agreement effective May 31, 2001. To a lesser extent, skin care sales have been adversely impacted by supply interruptions experienced late last year that were not fully corrected until the first quarter of 2001.

Net Sales, Cost of Sales and Gross Profit

        The Company's net sales, cost of sales, gross profit and gross profit margins for the six months ended 2001 and 2000 are outlined in the table below:

                               Six Months Ended June 30,
                              --------------------------
                            2001                      2000                   Variance
                   -------------------    ----------------------       -------------------

Net sales         $4,752,866    100.0%     $4,651,620     100.0%        $101,246      2.2%
Cost of sales      2,504,650     52.7%      2,203,933      47.4%        (300,717)   (13.6%)
                   ----------    -----      ---------      -----        ---------

Gross profit      $2,248,216     47.3%     $2,447,687      52.6%       ($199,471)    (8.1%)
                  ==========     =====     ==========      =====       ==========

        Gross profit decreased $199,471, or 8.1%, to $2,248,216 in the first six months of 2001 from $2,447,687 in the first six months of 2000. Gross profit margins decreased to 47.3% in the first six months of 2001 from 52.6% in the first six months of 2000. Ongoing price erosion in a competitive marketplace and year-on-year product cost increases were contributing factors. The reclassification of certain skin care line operating expenses to cost of sales in 2001 also contributed. In July 2000, the company granted a third party the exclusive right to market the Percu-Stay line of catheter fasteners to hospitals. The impact of this agreement was increased unit sales volume, albeit at lower prices (versus direct Company sales). While positively impacting profitability, the distribution agreement has adversely impacted the wound care-fastener line and the company’s overall gross profit margin.

Operating Expenses

        Operating expenses decreased $818,625, or 27.6%, to $2,147,480 in the first six months of 2001 from $2,966,105 in the first six months of 2000. A summary of selling, marketing and general administrative expenses for the first six months of 2001 and 2000 are outlined in the table below.

                              Six Months Ended June 30,
                              -------------------------
                                2001              2000                Variance
                                ----              ----         --------------------

Selling                   $   744,594         $1,446,797      ($702,203)    (48.5%)
Marketing                     194,960            398,582       (203,622)    (51.1%)
General Administrative      1,207,926          1,120,726         87,200       7.8%
                            ---------          ---------      ----------

         Total             $2,147,480         $2,966,105      ($818,625)    (27.6%)
                           ==========         ==========      ==========

        Restructuring of the sales and marketing operations, together with implementation of company-wide cost reduction initiatives beginning in the second quarter 2000, are primarily responsible for the decrease. The increase in general administrative expense is principally due to re-establishment of the headquarters administrative staff.

Other Expenses

        Other expenses decreased $385,510 to $67,514 in the first six months of 2001 from $453,024 in the first six months of 2000. The decrease reflects lower interest expense of $360,887 together with incremental miscellaneous income of $24,623. The lower interest expense reflects the absence in 2001 of $392,821 of debt financing expense incurred in 2000 associated with the beneficial conversion and other consideration granted upon issuance of the Series C and D convertible bonds, coupled with lower overall outstanding 2001 note payable and convertible bond balances at lower interest rates. These reductions were partially offset by $80,000 of interest associated with amortizing the consideration granted in 2001 to extend the maturity date of the convertible bonds. Miscellaneous income includes a one-time $12,500 Medicaid adjustment together with recurring profit sharing and royalty income.

Provision for Income Taxes

        A provision for federal and state income taxes of $3,029 has been established in the first six months of 2001 coincident with the Company’s return to profitability. The provision is at less than corresponding statutory rates given available net operating losses.

Net Income

        The Company generated net income of $30,193, or $0.01 per share (basic), for the first six months of 2001 compared to a net loss of $971,442, or $0.69 per share (basic), for the first six months of 2000.

Liquidity and Capital Resources

        Operating results for the second quarter and six months ended June 2001 versus the corresponding periods last year are positive. Sales are up, operating expenses are down, cash flow is positive and the Company has achieved two consecutive quarters of profitability.

        Second quarter 2001 sales are essentially even with the first quarter of 2001. Wound care sales exhibited good growth quarter to quarter. Wound closure-fastener sales were up due to strong Percu-Stay sales. Skin care sales were down 15% quarter to quarter due principally to the loss of Beverly sales. Gross margin dollars and percentage improved in the second quarter versus the first quarter based upon a favorable sales mix. Higher margined wound care sales growth, and the decrease in lower margined skin care sales are responsible. Operating expenses increased 8% in the second quarter over the first quarter. This increase is primarily due to increases in marketing expenses in the second quarter 2001 versus 2000. General administrative expenses were up in the second quarter 2000 due to seasonal annual meeting expenses coupled with higher regulatory costs and professional service expenses. Other expense was lower in the second quarter, benefiting from several miscellaneous income items and lower overall interest rates.

        At June 30, 2001 and December 31, 2000, the Company had unrestricted cash and cash equivalents on hand of $499,455 and $424,165, respectively. Cash of $104,319 was provided by operations in the first six months of 2001 versus $793,186 of cash used to fund operating activities in the first six months of 2000. The Company’s return to profitability and a significant improvement in the accounts receivable aging are principally responsible for the cash flow improvement. Excluding a reclassification of $395,000 of convertible bonds from long term to current, working capital improved $185,084, or 10%, to $2,050,166 at June 30, 2001 versus $1,865,082 at December 31, 2000.

        In July, 2001 the Company determined that its financial statements for the years 2000 and 1999 had to be restated to recognize certain beneficial conversion and consideration associated with the Series C and Series D convertible bonds. The profit and loss impact of the restatement for the six months ended June 30, 2000 was a charge to interest expense of $392,821. Given that this is a non-cash charge, the restatement is not expected to have an adverse impact on the Company’s liquidity.

        In February 2001, the Company was notified by Beverly Enterprises, Inc., a large nursing home chain, that it had declined to exercise its option to renew its exclusive sales contract for the purchase of the Company’s skin care line of products. The term of the contract was from June 1, 1999 through May 31, 2001. Sales attributable to the Beverly contract were approximately $1,250,000 in 2000 and represented approximately 13% of the Company’s 2000 sales. Due to aggressive pricing and non-recurring start up costs, net profits derived from the Beverly contract have been minimal. While non-renewal of the contract will adversely impact sales beginning in the second quarter of 2001, no near term adverse impact on profitability is expected.

        As of January 5, 2001, bondholders owning an aggregate of $475,000 of the Company’s Series C and Series D convertible bonds extended the maturity date of the bonds one year to January 7, 2002 in return for non-cash consideration valued at $160,000. This $160,000 of debt refinancing costs was recorded as bond discount and is being amortized to interest expense over the one year maturity extension. Through June 30, 2001, $80,000 of bond discount has been amortized to interest expense. Prior to the bonds’ current maturity date, the Company expects to either retire the bonds, secure their conversion to equity, or secure a long-term extension of the bonds’ maturity date.

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

Part II - Other Information

Item 1.   Legal Proceedings

         None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits.  All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB/A-1 on August 10, 2001, are incorporated herein by reference.

        (b)  Reports on Form 8-K.  Form 8-K was filed June 1, 2001 relative to the execution of executive employment agreements with the registrant's president and chief executive officer and vice president and chief financial officer.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: August 14, 2001	By: /s/ John E. Yetter John E. Yetter, CPA Vice President and Chief Financial Officer