Form 10QSB
period 2001-09-30
DERMA SCIENCES INC
filed 2001-11-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2001
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: September 30, 2001	Class: Common Stock, par value $.01 per share
Shares Outstanding: 2,407,109

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

DERMA SCIENCES, INC.

Consolidated Balance Sheets (Unaudited)

===========================================================================================
                                                              September 30,    December 31,
ASSETS                                                             2001            2000
-------------------------------------------------------------------------------------------
                                                                                (Restated)
Current Assets
  Cash and cash equivalents                                   $    556,395    $    424,165
  Restricted cash                                                  580,455         640,000
  Accounts receivable, net                                       1,011,681       1,561,633
  Inventories, net                                               1,165,032       1,282,370
  Prepaid expenses and other current assets                        118,605          75,916
-------------------------------------------------------------------------------------------
Total current assets                                             3,432,168       3,984,084

Property and equipment, net                                        183,638         204,029
Goodwill, patents and trademarks                                 1,299,741       1,392,495
-------------------------------------------------------------------------------------------
Total Assets                                                  $  4,915,547    $  5,580,608
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Current Liabilities
  Bank line of credit                                         $    580,455    $    640,000
  Accounts payable                                                 303,393         977,080
  Accrued expenses and other current liabilities                   389,006         501,922
  Convertible bonds, net of bond discount                          435,000
-------------------------------------------------------------------------------------------
Total current liabilities                                        1,707,854       2,119,002
-------------------------------------------------------------------------------------------
Long-term liabilities
  Convertible bonds                                                  -             475,000
-------------------------------------------------------------------------------------------
Total Liabilities                                                1,707,854       2,594,002
-------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 2,407,109 shares in 2001; 2,120,940
  shares in 2000                                                    24,071          21,209
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 1,960,009 shares in 2001;
  2,189,178 shares in 2000                                          19,600          21,892
Additional paid-in capital                                      13,987,882      13,866,849
Accumulated deficit                                            (10,823,860)    (10,923,344)
-------------------------------------------------------------------------------------------
Total Shareholders' Equity                                       3,207,693       2,986,606
-------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                    $  4,915,547    $  5,580,608
===========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

==========================================================================================
                                                                   Three months ended
                                                                      September 30,
                                                                  2001            2000
------------------------------------------------------------------------------------------
                                                                               (Restated)
NET SALES                                                     $ 2,090,486     $ 2,358,399

Cost of sales                                                   1,004,616       1,198,799
------------------------------------------------------------------------------------------
GROSS PROFIT                                                    1,085,870       1,159,600
------------------------------------------------------------------------------------------
Operating expenses                                                982,545       1,389,206
Other expense, net (including interest expense of $56,289
  and $668,243 in 2001 and 2000)                                   25,063         650,083
------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                  1,007,608       2,039,289
------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                    78,262        (879,689)
Provision for income taxes                                          8,971           -
------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             $    69,291     $  (879,689)

------------------------------------------------------------------------------------------
Income (loss) per common share - basic                        $      0.03     $     (0.42)
------------------------------------------------------------------------------------------
Income (loss) per common share - fully diluted                $      0.02     $     (0.42)
--------------------------------------------------------------------------- ----------------
Shares used in computing income (loss) per common
  share - basic                                                 2,407,109       2,075,940
------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common
  share - fully diluted                                         4,445,805       2,075,940
==========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

==========================================================================================
                                                                   Nine months ended
                                                                      September 30,
                                                                  2001            2000
------------------------------------------------------------------------------------------
                                                                               (Restated)

NET SALES                                                     $ 6,843,352     $ 7,010,019

Cost of sales                                                   3,509,266       3,402,732
------------------------------------------------------------------------------------------
GROSS PROFIT                                                    3,334,086       3,607,287
------------------------------------------------------------------------------------------
Operating expenses                                              3,130,025       4,355,311
Other expense, net (including interest expense of $180,791
  and $1,152,429 in 2001 and 2000)                                 92,577       1,103,107
------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                  3,222,602       5,458,418
------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                   111,484      (1,851,131)
Provision for income taxes                                         12,000           -
------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             $    99,484     $(1,851,131)
------------------------------------------------------------------------------------------

Income (loss) per common share - basic                        $      0.04     $     (1.15)
------------------------------------------------------------------------------------------
Income (loss) per common share - fully diluted                $      0.02     $     (1.15)
------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common
  share - basic                                                 2,381,646       1,612,976
------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common
  share - fully diluted                                         4,398,341       1,612,976
==========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows (Unaudited)

==========================================================================================
                                                                   Nine months ended
                                                                      September 30,
                                                                  2001            2000
------------------------------------------------------------------------------------------
                                                                               (Restated)
OPERATING ACTIVITIES
  Net income (loss)                                           $ 99,484        $(1,851,131)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation and amortization                            150,032            214,683
      Non-cash financing costs                                 120,000          1,031,367
      Provision for bad debts and rebates                       76,326            100,000
      Provision for inventory obsolescence                      57,308              -
      Changes in operating assets and liabilities
        Restricted cash                                         59,545             10,000
        Accounts receivable                                    473,626            173,699
        Inventories                                             60,030            133,356
        Prepaid expenses and other current assets              (42,689)          (197,767)
        Accounts payable                                      (673,687)          (326,690)
        Accrued expenses and other current liabilities        (112,916)           170,708
------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities             267,059          (541,775)
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of property and equipment                          (36,887)           (12,764)
------------------------------------------------------------------------------------------
Net cash used in investing activities                          (36,887)           (12,764)
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in bank line of credit                            (59,545)           (10,000)
  Proceeds from issuance of convertible securities               -                150,000
  Proceeds from the issuance of stock, net of issuance costs   (38,397)           381,396
------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities            (97,942)           521,396
------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           132,230            (33,143)

Cash and cash equivalents
  Beginning of period                                          424,165            571,691
------------------------------------------------------------------------------------------
  End of period                                               $556,395        $   538,548
------------------------------------------------------------------------------------------

Supplemental cash flow information
  Conversion of bonds payable to preferred stock                 -            $ 1,000,000
  Conversion of accounts payable to common stock                 -            $    45,000
  Common stock and warrants issued for debt extension         $160,000              -
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

         The following is a summary of the effects of the restatement for the three and nine months ended September 30, 2000:

                             Three Months Ended               Nine Months Ended
                             September 30, 2000               September 30, 2000
                         ---------------------------      ----------------------------
                         As Reported     As Restated      As Reported      As Restated
                         -----------     -----------      -----------      -----------

Other expense, net       $  11,538         $650,083        $  71,741        $1,103,107
                          --------          -------         --------         ---------
Net loss                 ($241,144)       ($879,689)       ($819,765)      ($1,851,131)
                           -------          -------          -------         ---------
Loss per common share
  basic and diluted         ($0.12)          ($0.42)         ($0.51)            ($1.15)
                              ----             ----            ----               ----

         Basis of Presentation

         Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000, included in Form 10-KSB/A-1 filed with the Securities and Exchange Commission.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

         Summary of Significant Accounting Policies

         Principles of Consolidation – The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiary Sunshine Products, Inc. All significant intercompany accounts and transactions have been eliminated.

         Use of Estimates – In conformity with accounting principles generally accepted in the United States, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on knowledge of current events and actions which may be undertaken in the future, actual results may ultimately differ from these estimates.

         Cash and Cash Equivalents – The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity not greater than three months.

         Net Income and Loss per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – fully diluted reflects the potential dilution of earnings by including other common stock equivalents, including stock options, warrants, convertible preferred stock and convertible bonds in the weighted average number of common shares outstanding for a period, if dilutive.

         Inventories – Inventories consist primarily of raw materials, packaging materials and finished goods valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method.

         Property and Equipment – Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

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

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first required impairment test of goodwill as of January 1, 2002 and has not yet determined what effect this test will have on the earnings and financial position of the Company.

         Revenue Recognition – The Company operates in three segments, wound care, wound closure-fasteners and skin care. Sales are recorded when product is shipped and title passes to customers. Gross Sales are adjusted for cash discounts, Medicaid rebates and trade rebates to derive net sales. Freight costs to ship product to customers are recorded as a component of cost of sales.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

2.     Accounts Receivable

         Accounts Receivable comprise the following:

                                                  September 30,     December 31,
                                                       2001             2000
                                                  ------------      ------------

        Trade accounts receivable                  $1,374,080         $1,725,001
        Less:  Allowance for doubtful accounts
               and trade rebates                     (380,000)          (310,000)
                                                     ---------          ---------
           Net trade receivables                      994,080          1,415,001
        Other receivables                              17,601            146,632
                                                  -----------         ----------

           Total receivables                       $1,011,681         $1,561,633
                                                    =========          =========

3.     Inventories

         Inventories comprise the following:

                                                  September 30,     December 31,
                                                       2001             2000
                                                  ------------      ------------

        Finished goods                              $  789,604       $   919,872
        Packaging materials                            198,678           309,245
        Raw materials                                  366,750           201,253
                                                    ----------        ----------
           Gross inventory                           1,355,032         1,430,370
        Less:  Reserve for obsolescence               (190,000)         (148,000)
                                                   ------------      ------------

             Net inventory                          $1,165,032        $1,282,370
                                                    ==========         =========

4.     Property and Equipment

         Property and equipment comprise the following:

                                                  September 30,     December 31,
                                                       2001             2000
                                                  ------------      ------------

        Machinery and equipment                    $   357,723         $ 320,836
        Furniture and fixtures                         668,336           668,336
                                                       -------           -------
             Gross property and equipment            1,026,059           989,172
        Less:  Accumulated depreciation               (842,421)         (785,143)
                                                      ---------         ---------

             Net property and equipment            $   183,638         $ 204,029
                                                    ==========          ========

5.     Goodwill, Patents and Trademarks

         Goodwill, patents and trademarks comprise the following:

                                                  September 30,     December 31,
                                                       2001             2000
                                                  ------------      ------------

        Goodwill                                    $1,497,364        $1,497,364
        Patents and trademarks                         451,417           451,417
                                                    ----------        ----------
            Gross goodwill, patents and trademarks   1,948,781         1,948,781
        Less:  Accumulated amortization               (649,040)         (556,286)
                                                    -----------       -----------

             Net goodwill, patents and trademarks   $1,299,741        $1,392,495
                                                     =========         =========

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

         The unamortized portion of goodwill was $1,137,467 and $1,216,967 at September 30, 2001 and December 31, 2000, respectively.

6.     Bank Line of Credit

         The Company has a $1,000,000 bank line of credit facility with $580,455 and $640,000 outstanding at September 30, 2001 and December 31, 2000, respectively. The line of credit agreement requires monthly interest payments at prime minus 1%, or 5.75%, at September 30, 2001. Cash deposited with the bank of $1,000,000 secures the line of credit.

         Restricted cash of $580,455 and $640,000 collateralized the outstanding line of credit balance at September 30, 2001 and December 31, 2000, respectively.

7.     Convertible Bonds

        Convertible bonds comprise the following:

                                            September 30,       December 31,
                                                 2001               2000
                                            ------------        -----------

        Series C Bonds                         $ 25,000           $ 25,000
        Series D Bonds                          450,000            450,000
                                                -------            -------

             Gross convertible bonds            475,000            475,000
             Less bond discount                  40,000               -
                                                 ------            -------

             Net convertible bonds             $435,000           $475,000
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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

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

         As of January 5, 2001, bondholders owning an aggregate of $475,000 of the Company’s Series C and Series D Convertible Bonds, constituting all of the Company’s convertible bonds, extended the maturity date of their bonds from January 7, 2001 to January 7, 2002. In consideration for this maturity postponement, the Company has agreed to accord the bondholders the following: (1) 57,000 shares of the Company’s Common Stock with registration rights, (2) reduction in the “per unit” conversion rate of the Series C and Series D Convertible Bonds remaining outstanding from $0.75 to $0.50, (3) increase in the ratio of preferred stock to warrants comprising the units from one share of preferred stock and one warrant to one share of preferred stock and one and one tenth warrants, and (4) reduction of the exercise price of the warrants from $0.85 per share to $0.57 per share. The $160,000 value of the foregoing has been recorded as bond discount that is being amortized to interest expense over the one-year bond maturity extension. The warrants described in items (3) and (4) have been redesignated as the Company’s Series F Warrants.

8.     Shareholders’ Equity

         Preferred Stock

         There are 272,503 shares of Series A Convertible Preferred Stock (“Series A Preferred”) outstanding. The Series A Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the Series A Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 554,171 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding. The Series B Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the Series B Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 1,000,001 shares of Series C Convertible Preferred Stock (“Series C Preferred”) outstanding. The Company’s directors, on February 10, 2000, designated 795,457 shares of the Company’s non-designated preferred stock as Series C Preferred. The directors, on July 17, 2000, designated an additional 437,878 shares of non-designated preferred stock as Series C Preferred. The Series C Preferred is a component of the Company’s Series C Units described above under Convertible Bonds – Series C. The Series C Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $1.10 per share, votes as a class on matters affecting the Series C Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 133,334 shares of Series D Convertible Preferred Stock (“Series D Preferred”) outstanding. The Company’s directors, on February 10, 2000, designated 592,597 shares of the Company’s non-designated preferred stock as Series D Preferred. The Series D Preferred is a component of the Company’s Series D Units described above under Convertible Bonds – Series D. The Series D Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $1.0125 per share, votes as a class on matters affecting the Series D Preferred and maintains voting rights identical to the Common Stock on all other matters.

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

         Stock Purchase Warrants

         At September 30, 2001, the Company had 4,361,683 warrants outstanding and/or reserved for issuance to purchase the Company’s common stock as outlined below:

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

9.     Income Taxes

         The Company has established a provision of $12,000 for estimated federal and state income taxes due based upon operating income through September 30, 2001. The provision differs from statutory federal and state rates due primarily to the use of available net operating loss carryforwards.

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

         Segment sales and gross profit for the nine months ended September 30, 2001 and 2000 are as follows:

                                Nine Months Ended September 30, 2001
                                ------------------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales           $2,241,948    $2,196,836     $2,404,568           ---     $ 6,843,352
                ----------     ---------      ---------         -----       ---------

Gross profit     1,727,218     1,097,781        509,087           ---       3,334,086
Total expenses       ---           ---            ---      ($3,222,602)    (3,222,602)
Income taxes         ---           ---            ---          (12,000)       (12,000)
                                                                           -----------
Net income                                                                 $   99,484
                                                                            =========

                                Nine Months Ended September 30, 2001
                                ------------------------------------

                             Wound Closure-                                  Total
                Wound Care     Fasteners     Skin Care     Other Costs      Company
                ----------    -----------    ----------    -----------    ----------

Sales           $1,863,309    $2,296,443     $2,850,267           ---     $ 7,010,019
                 ---------     ---------      ---------         -----       ---------

Gross profit     1,379,165     1,333,708        894,414             ---     3,607,287
Total expenses       ---           ---            ---       ($5,458,418)   (5,458,418)
Income taxes         ---           ---            ---               ---         ---
                                                                            ---------
Net loss                                                                 ($ 1,851,131)
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

         International sales for the nine months ended September 30 were $460,200 in 2001 and $353,600 in 2000. Wound closure-fastener sales represent the majority of international sales.

DERMA SCIENCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

Results of Operations

         Net Sales decreased $267,913, or 11.4%, to $2,090,486 in the third quarter 2001 from $2,358,399 in the third quarter 2000. Gross profit margins increased to 51.9% in the third quarter 2001 from 49.2% in the third quarter 2000. Operating expenses decreased $406,661, or 29.3%, in the third quarter 2001 to $982,545 from $1,389,206 in the third quarter 2000. Other expenses, net decreased $625,020 in the third quarter 2001 to $25,063 from $650,083 in the third quarter 2000. Net income of $69,291 was generated in the third quarter of 2001 versus a loss of $879,689 in the third quarter 2000.

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

        Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                            Quarter Ended September 30,
                                            ---------------------------
                                            2001                   2000
                                            ----                   ----

             Gross Sales                     $2,300,940        $2,701,368

             Trade rebates                     (147,827)         (273,743)
             Cash discounts                     (43,877)          (49,126)
             Medicaid rebates                   (18,750)          (20,100)
                                            ------------      ------------

             Net Sales                       $2,090,486        $2,358,399
                                             ==========        ==========

         Gross sales were down $400,428, or 14.8%, quarter to quarter reflecting lower skin care sales associated principally with the loss of the Beverly Contract and lower wound closure- fastener sales related to lower Percu-Stay sales, partially offset by stronger wound care sales. Trade rebates were down due principally to the reduction in rebate intensive Beverly skin care sales.

         The following table presents net sales by product line expressed in dollars and percentage change:

                                  Quarter Ended September 30,
                                  ---------------------------
                                      2001            2000              Variance
                                      ----            ----              --------
     Product Line

     Wound care                   $  824,529      $  570,917      $ 253,612      44.4%
     Wound closure-fasteners         591,129         812,032       (220,903)    (27.2%)
     Skin care                       674,828         975,450       (300,622)    (30.8%)
                                  ----------      ----------       ---------

     Total                        $2,090,486      $2,358,399      $(267,913)    (11.4%)
                                  ==========      ==========      ==========

         Net sales were down $267,913, or 11.4%, to $2,090,486 in the third quarter 2001 versus $2,358,399 in the third quarter 2000. Skin care sales decreased $300,622, or 30.8%, due principally to the loss of the Beverly supply agreement effective May 31, 2001. Wound closure-fastener sales decreased $220,903, or 27.2%, due principally to lower Percu-Stay sales that, in turn, were the results of a large customer’s reduction of excess inventory. Wound care sales increased $253,612, or 44.4%, due to the continued success of the company’s clinical education programs and focused sales efforts.

Net Sales, Cost of Sales and Gross Profit

         The Company's net sales, cost of sales, gross profit and gross profit margins for the third quarter of 2001 and 2000 are outlined in the table below:

                                Quarter Ended September 30,
                                ---------------------------
                          2001                     2000                  Variance
                 -------------------     --------------------      -------------------
Net sales        $2,090,486   100.0%     $2,358,399    100.0%      ($267,913)  (11.4%)
Cost of sales     1,004,616    48.1%      1,198,799     50.8%        194,183   (16.2%)
                  ---------    -----      ---------     -----        -------

Gross profit     $1,085,870    51.9%     $1,159,600     49.2%      ($ 73,730)   (6.4%)
                 ==========    =====     ==========     =====      ==========

         Gross Profit decreased $73,730, or 6.4%, to $1,085,870 in the third quarter 2001 from $1,159,600 in the third quarter 2000, reflecting the decrease in sales partially offset by improving margins. The higher third quarter 2001 gross profit margin of 51.9% reflects a favorable mix of increased higher margined wound care sales coupled with reduced sales of lower margined Percu-Stay fasteners and Beverly skin care products. Price erosion in a competitive marketplace, product cost increases, the reclassification of certain skin care line operating expenses to cost of sales and the adverse impact of lower overall skin care volumes due to the loss of the Beverly contract adversely impacted third quarter 2001 margins.

Operating Expenses

         Operating expenses decreased $406,661, or 29.3%, to $982,545 in the third quarter 2001 from $1,389,206 in the third quarter 2000. A summary of selling, marketing and general administrative expenses for the third quarter 2001 and 2000 are outlined in the table below.

                            Quarter Ended September 30,
                            ---------------------------
                               2001               2000            Variance
                               ----               ----      ---------------------

Selling                     $323,452         $  478,382     ($154,930)    (32.4%)
Marketing                     93,178            140,904       (47,726)    (33.9%)
General Administrative       565,915            769,920      (204,005)    (26.5%)
                            --------         ----------     ----------

         Total              $982,545         $1,389,206     ($406,661)    (29.3%)
                            ========         ==========     ==========

         Restructuring of the sales and marketing operations, together with implementation of company-wide cost reduction initiatives beginning in the second quarter 2000, are primarily responsible for the quarter to quarter decrease in operating expenses.

Other Expense, net

         Other expense, net decreased $625,020 to $25,063 in the third quarter 2001 from $650,083 in the third quarter 2000. The decrease is attributable to a reduction in interest expense of $611,954 and higher miscellaneous income of $13,066. The lower interest expense reflects the absence in 2001 of $638,545 of debt refinancing expense incurred in the third quarter 2000 associated with the Company’s Series C and D convertible bonds, lower outstanding 2001 note payable and convertible bond balances and lower overall interest rates. These reductions were partially offset by $40,000 of incremental interest associated with amortizing the consideration granted in 2001 to extend the maturity date of the outstanding Series C and D convertible bonds. Included in other miscellaneous income is a one-time $18,800 Medicaid adjustment together with recurring profit sharing and royalty income.

Provision for Income Taxes

         A provision for federal and state income taxes of $8,971 was provided for in the third quarter 2001. The provision is at less than statutory rates given available net operating losses.

Net Income

         The Company generated net income of $69,291, or $0.03 per share (basic), for the quarter ended September 30, 2001 compared to a net loss of $879,689, or $0.42 per share (basic), for the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

Results of Operations

         Net Sales decreased $166,667, or 2.4%, to $6,843,352 in the nine months ended September 2001 from $7,010,019 in the nine months ended September 2000. Gross profit margins declined to 48.7% in the nine months ended September 2001 from 51.5% in the nine months ended September 2000. Operating expenses decreased $1,225,286, or 28.1%, in the nine months ended September 2001 to $3,130,025 from $4,355,311 in the nine months ended September 2000. Other expense, net decreased $1,010,530 in the nine months ended September 2001 to $92,577 from $1,103,107 in the nine months ended September 2000. Net income of $99,484 was generated in the nine months ended September 2001 versus a net loss of $1,851,131 in the nine months ended September 2000.

Sales Overview

        Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                         Nine Months Ended September 30,
                                         -------------------------------
                                          2001                     2000
                                          ----                     ----

              Gross Sales              $7,658,838                $7,982,720

              Trade rebates              (610,084)                 (771,134)
              Cash discounts             (149,152)                 (138,220)
              Medicaid rebates            (56,250)                  (63,347)
                                       -----------               -----------

              Net Sales                $6,843,352                $7,010,019
                                       ==========                ==========

         Gross sales were down $323,882, or 4.1%, year-to-date reflecting lower skin care sales associated principally with the loss of the Beverly contract and lower third quarter wound closure-fastener sales related to the above mentioned Percu-Stay excess inventory reductions. Consistently strengthening quarterly wound care sales served to partially mitigate these declines. Trade rebates are down due principally to the reduction in rebate intensive Beverly skin care sales. Cash discounts are up due to more customers taking advantage of terms. While Medicaid sales are improving, rebates are down period to period due to lower sales.

         The following table presents net sales by product line expressed in dollars and percentage change:

                               Nine Months Ended September 30,
                               -------------------------------
Product Line                     2001                  2000             Variance
                                 ----                  ----      ---------------------

Wound care                     $2,241,948         $1,863,309      $378,639    20.3%
Wound closure-fasteners         2,196,836          2,296,443       (99,607)   (4.3%)
Skin care                       2,404,568          2,850,267      (445,699)  (15.6%)
                               ----------         ----------     ----------

                       Total   $6,843,352         $7,010,019     ($166,667)   (2.4%)
                               ==========         ==========     ==========

         Net sales were down $166,667, or 2.4%, in the first nine months of 2001 versus 2000. Wound care sales increased $378,639, or 20.3%, due to accelerating momentum created by the Company’s clinical education program and focused sales efforts. Wound closure-fastener sales were down $99,607, or 4.3%, driven by a significant reduction in third quarter Percu-Stay sales. Excluding Percu-Stay sales, wound closure-fastener sales were essentially flat versus the previous year. Skin care sales were down $445,699, or 15.6%, versus the previous year. The decrease, which began in the second quarter, is principally due to the loss of the Beverly supply agreement effective May 31, 2001. To a lesser extent, skin care sales were adversely impacted by supply interruptions experienced late last year that continued into the first quarter of 2001.

Net Sales, Cost of Sales and Gross Profit

         The Company’s net sales, cost of sales, gross profit and gross profit margins for the nine months ended 2001 and 2000 are outlined in the table below:

                            Nine Months Ended September 30,
                            -------------------------------
                            2001                   2000                Variance
                   -------------------    -------------------    ------------------

Net sales          $6,843,352   100.0%    $7,010,019   100.0%    ($166,667)   (2.4%)
Cost of sales       3,509,266    51.3%     3,402,732    48.5%     (106,534)   (3.1%)
                   -----------   -----     ---------    -----    ----------

Gross profit       $3,334,086    48.7%     $3,607,287   51.5%    ($273,201)   (7.6%)
                   ==========    =====     ==========   =====    ==========

         Gross profit decreased $273,201, or 7.6%, to $3,334,086 in the first nine months of 2001 from $3,607,287 in the first nine months of 2000 reflecting lower sales and gross profit margins. Gross profit margins decreased to 48.7% in the first nine months of 2001 from 51.5% in the first nine months of 2000. Price erosion in a competitive market place, year-on-year product cost increases and the reclassification of certain skin care line operating expenses to cost of sales in 2001 contributed to the margin decrease. Further, in July 2000, the company granted a third party the exclusive right to market the Percu-Stay line of catheter fasteners to hospitals. The impact of this agreement was increased unit sales volume at lower per unit prices. While positively impacting profitability, the distribution agreement has adversely impacted the volume of wound care-fastener sales and the Company’s overall gross profit margin.

         While down versus the prior year, gross profit margins have improved steadily each quarter in 2001 reflecting increasing sales of higher margined wound care products coupled with decreasing sales of lower margined wound closure-fastener (Percu-Stay) and skin care (Beverly contract) products versus the prior year.

Operating Expenses

         Operating expenses decreased $1,225,286, or 28.1%, to $3,130,025 in the first nine months of 2001 from $4,355,311 in the first nine months of 2000. A summary of selling, marketing and general administrative expenses for the nine months of 2001 and 2000 are outlined in the table below.

                             Nine Months Ended September 30,
                             -------------------------------
                                2001             2000               Variance
                                ----             ----        ---------------------

Selling                     $1,068,046       $1,925,179      ($  857,133)  (44.5%)
Marketing                      288,139          539,487         (251,348)  (46.6%)
General Administrative       1,773,840        1,890,645         (116,805)   (6.2%)
                             ---------        ---------      ------------

         Total              $3,130,025       $4,355,311      ($1,225,286)  (28.1%)
                            ==========       ==========      ============

         Restructuring of the sales and marketing operations, together with implementation of company-wide cost reduction initiatives beginning in the second quarter 2000, are primarily responsible for the decrease. The decrease in general administrative expense has been somewhat mitigated by the re-establishment of the headquarters administrative staff.

Other Expense, net

         Other expenses, net decreased $1,010,530 to $92,577 in the first nine months of 2001 from $1,103,107 in the first nine months of 2000. The decrease reflects a reduction in interest expense of $971,638 together with incremental miscellaneous income of $38,892. The lower interest expense reflects the absence in 2001 of $1,031,366 of debt refinancing expense incurred in 2000 associated with the Company’s Series C and D convertible bonds, lower outstanding 2001 note payable and convertible bond balances and lower interest rates. These reductions were partially offset by $120,000 of interest associated with amortizing the consideration granted in 2001 to extend the maturity date of the outstanding Series C and D convertible bonds. Miscellaneous income includes one-time $31,300 Medicaid adjustments together with recurring profit sharing and royalty income.

Provision for Income Taxes

         A provision for federal and state income taxes of $12,000 has been established in the first nine months of 2001 coincident with the Company’s return to profitability. The provision is at less than corresponding statutory rates given the Company’s available net operating losses.

Net Income

         The Company generated net income of $99,484, or $0.04 per share (basic), for the first nine months of 2001 compared to a net loss of $1,851,131, or $1.15 per share (basic), for the first nine months of 2000.

Liquidity and Capital Resources

         Operating results for the third quarter and nine months ended September 2001 versus the corresponding periods last year are positive. Sales are in line with expectations, operating expenses are down, cash flow is positive and the Company has achieved three consecutive quarters of profitability.

         Third quarter sales were down versus the second quarter of 2001 but in line with expectations. Wound care sales continue to exhibit strong growth, increasing 12% quarter to quarter. Excluding Percu-Stay, wound closure-fasteners sales were down 10% due to market softness in September and backorders. Percu-Stay sales were down significantly as a large customer worked off excess inventory. Skin care sales were down 16% quarter to quarter reflecting the loss of Beverly sales commencing in June 2001. Excluding Beverly sales, skin care sales were consistent month to month during the third quarter. While gross margin dollars were down reflecting lower sales, gross margin percentages continued to improve in the third quarter versus the second quarter based upon a favorable sales mix. Higher margined wound care sales coupled with a decrease in lower margined wound closure-fastener and skin care sales are responsible. Operating expenses decreased 12% in the third quarter versus the second quarter due to ongoing cost reduction initiatives, several open positions during the quarter and the timing of certain expenses. All expense categories contributed. Other expense, net was slightly higher in the third quarter due to lower miscellaneous income items.

         At September 30, 2001 and December 31, 2000, the Company had unrestricted cash and cash equivalents on hand of $556,395 and $424,165, respectively. Cash of $267,059 was provided by operations in the first nine months of 2001 versus $541,775 of cash used to fund operating activities in the first nine months of 2000. The Company’s return to profitability and a significant improvement in the accounts receivable aging are principally responsible for the cash flow improvement. Excluding a reclassification of $435,000 of convertible bonds from long term to current, working capital improved $294,232, or 16%, to $2,159,314 at September 30, 2001 versus $1,865,082 at December 31, 2000.

         As of January 5, 2001, bondholders owning an aggregate of $475,000 of the Company’s Series C and Series D convertible bonds extended the maturity date of the bonds one year to January 7, 2002 in return for non-cash consideration valued at $160,000. This $160,000 of debt refinancing costs was recorded as bond discount and is being amortized to interest expense over the one-year maturity extension. Through September 30, 2001, $120,000 of bond discount has been amortized to interest expense. Prior to the bonds’ current maturity date of January 7, 2002, the Company expects to retire, convert or secure a long-term extension of the bonds’ maturity date.

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

         (b) Reports on Form 8-K. No current reports on Form 8-K were filed by the registrant during the three month period ending September 30, 2001.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: November 12, 2001	By: /s/ John E. Yetter John E. Yetter, CPA Vice President and Chief Financial Officer