Form 10KSB40
period 2001-12-31
DERMA SCIENCES INC
filed 2002-04-01
CIK 892160

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of small business issuer in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 100, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (800) 825-4325

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Boston Stock Exchange
Common Stock, $.01 par value	Pacific Stock Exchange

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
         Yes    X          No

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  X  ]

        Issuer's revenues for its most recent fiscal year were $8,946,710.

        The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of February 28, 2002, was approximately $855,493.

        The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2002, was 3,707,109.

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

        The Company engages in the marketing and sale of three dermatological products lines: (1) sprays, ointments and dressings for the management of chronic non-healing skin ulcerations such as pressure, diabetic and venous ulcers, surgical incisions and burns; (2) wound closure strips, specialty fasteners and net dressings; and (3) bathing, skin care products and disinfectants.

The Company's Markets

Chronic Wound Care

        The Company markets chronic wound care, incontinent care and related products both to extended care facilities, such as nursing homes, rehabilitation centers, hospitals and home healthcare agencies, and to retail and "closed door" pharmacies. Chronic wounds, unlike acute wounds which heal within a natural timeframe, may linger for weeks, months or years and may defy all traditional attempts at treatment.

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

Wound Closure Strips, Fasteners and Net Dressings

        The Company markets wound closure strips, nasal tube fasteners and a variety of catheter fasteners to doctors, clinics, nursing homes and hospitals. These wound closure strips eliminate the need for sutures on the surface of many surgical wounds, decrease the incidence of scarring and infection and promote wound healing. In contrast to the characteristics of surgical tapes, these wound closure strips yield to the movement of the skin thereby reducing traction blisters at the wound site. In addition, these wound closure strips provide excellent adherence, optimum surgical wound security and protection from irritation and skin shearing.

        The Company's nasal tube and catheter fasteners facilitate attachment of suction tubes, feeding tubes, urinary catheters, gastrostomy tubes, wound drainage systems, IV's and chest tubes. These fasteners incorporate dynamic tape-to-skin adhesion which minimizes irritation, blistering and skin shear. Further, the fasteners' single piece construction permits adoption of rapid and standardized attachment procedures. The Company's woven elastic net dressings reduce dressing time, allow for proper ventilation of the wound site and hold the dressing in place.

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

The Company's Products

        Descriptions of the Company's products and their intended uses are set forth below:

Wound Prevention and Treatment

Dermagran AF	Topical anti-fungal ointment packaged in tubes. Contains zinc nutrient technology and 2% micronazole nitrate. Used to treat jock itch, ringworm, athlete’s foot and other superficial fungal infections.
Dermagran BC	Topical ointment (barrier cream) packaged in tubes. Used to provide protective, long lasting barrier ointment for perineal care associated with incontinency.
Dermagran GP	Topical ointment, packaged in tubes, containing allantoin and aloe vera gel. Used to provide protective, long lasting general skin care protectant for perineal care associated with incontinency.
Dermagran Hydrophilic Wound Dressing	Advanced zinc hydrogel formulation impregnated in gauze pad. Used for the management of stages II through IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions.

Dermagran Hydrogel Dressing	Clear hydrogel packaged in tubes. Used for the management of all stages of pressure sores, surgical incisions, thermal burns, cuts and abrasions and venous stasis ulcerations.
Dermagran-B Hydrophilic Wound Dressing	Advanced zinc hydrogel formulation packaged in tubes. Used for the management of stages II through IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions.

Dermagran Ointment	Topical ointment with a lanolin odor, packaged in both jars and tubes. Active ingredient: aluminum hydroxide gel. Used to manage stage I and II pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran Spray	Colorless, odorless liquid, packaged in translucent plastic bottles with pump spray nozzles. Active ingredient: zinc acetate. Used to manage stage I pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran Wound Cleanser	Saline wound cleanser with moisturizing and lubricating properties packaged in a four ounce plastic bottle. Used to cleanse dermal wounds and contribute to the maintenance of a mildly acidic wound environment.

Dermagran Zinc – Saline Dressing	Sterile 4" x 8", 12 ply gauze dressing saturated with sterile solution and trace amounts of zinc, packaged in foil envelopes with peel-down tabs. Used for the management of pressure sores, venous ulcers, incisions, burns and skin irritations.

Wound Closure

Suture Strip	Latex-free, water-resistant, economical wound closure strip. Made of the same non-woven material as Suture Strip Plus®. Used in various surgical and wound care procedures.
Suture Strip Plus®	Latex-free, water-resistant wound closure strip. Made of a macroporous non-woven polyamide with skin friendly adhesive. Used for primary closure and early suture removal.

Catheter Fasteners

NG Strip	Tube fastener made of flexible material designed to maximize adhesion and minimize irritation, blistering and skin shear, packaged in various sizes. Used to secure nasal or feeding tubes to the nose.
Percu-Stay	Sterile, self-adhesive catheter fastener for percutaneous drainage catheters. Made of a combination moisture-absorbent hydrocolloid surrounded by a pressure sensitive adhesive on a non-woven backing. Used to secure percutaneous drainage catheters.

UC Strip/Cath-Strip	Catheter tubing fastener made of a flexible material designed to maximize adhesion and minimize irritation, blistering and skin shear, available in various sizes. Used for securing urinary and gastrostomy catheter tubing to the skin.

Net Dressings

Flexinet/Systenet	Woven elastic net dressing for wounds which reduces dressing time, allows for proper ventilation of the wound site and holds dressings in place. Packaged in various sizes.

Personal Skin Care

Antibacterial Soap	Antibacterial hand soap with glycerin and aloe vera. Active Ingredient: chloroxylenol. Used as a hand soap for protection against both gram-positive and gram-negative organisms as well as yeasts and fungi.

ApriVera	Odor reducing, non-alkaline body lotion and hair cleanser with aloe vera.
Bathe Away	Body and hair cleanser containing glycerin, coconut oil products and chamomile.
Hydro-Soft	Concentrated blend of skin emollients and gentle skin cleansers for moisturizing and conditioning the skin. Used in whirlpool and hydrotherapy units.
In Between	Perineal spray skin cleanser. Used to remove dry fecal matter and odor resulting from incontinence.
MPH Ointment	Topical ointment, packaged in pumps and jars, containing allantoin and aloe vera gel. Used to provide protective, long lasting barrier ointment for perineal care associated with incontinency.
Mysotrol	Clear gel no-rinse hand sanitizer packaged in squeeze bottles. Used as a hand sanitizer to provide germicidal and virucidal protection. Meets OSHA protocol for a healthcare handwash.
Optima	Bath additive or after-bath moisturizer enhanced with acetylated lanolin alcohol. Used to lubricate and soften the skin.

Skin Care Lotion	Lotion to moisturize and soften the skin.
Soft Wash	No rinse bathing sponge impregnated with cleanser and aloe vera moisturizer.
Swash	Body and hair cleanser.
Therabath	Lotion type body and hair cleanser.
Three to One	Economical concentrated body and hair cleanser.
Whirlpool/Hardsurface Disinfectant	Detergent and disinfectant. Used to clean and disinfect any whirlpool or hardsurface. Effective against a broad range of microorganisms.

Distribution and Sales

Domestic

        The Company employs a direct sales force and utilizes drug wholesalers, specialty dealers and medical - surgical distributors to sell and distribute its products in the hospital, home health, nursing home, and physician office markets. The Company's direct sales force consists of an Executive Vice President - Sales and Marketing, a Vice President - Sales, four direct sales representatives and twenty-eight manufacturer's representatives.

        Direct sales representatives receive a base salary together with commissions. Manufacturer's representatives receive commissions based upon sales in their territory and/or market segment. Compensation to wholesalers, dealers and distributors is derived from markups on the Company's products.

International

        The Company's wound care products and wound closure strips are distributed and sold internationally pursuant to various licensing and distribution agreements. Sales are made principally to European and Latin American markets. Sales generated from foreign countries are payable in U.S. dollars and approximate $500,000 per year.

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

        The Company's chronic wound care products compete principally with those of Bristol-Myers Squibb-Convatec, Smith & Nephew, Johnson & Johnson and 3M. The Company's largest competitor in the field of wound closure strips is 3M. However, several generic products compete with the Company's specialty fasteners, including hospital and surgical tapes. The Company's personal skin care products compete with those of Provon, Calgon Vestal-Steris and Chester Laboratories.

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

Product Sourcing

        The Company maintains manufacturing facilities solely for manufacturing its skin care products. The manufacture of all other products is outsourced. The principal manufacturers of the Company's products are: Ambix Laboratories (Dermagran-B Hydrophilic Wound Dressing, Dermagran Wound Cleanser and Dermagran Hydrogel Wound Dressing); Applied Labs (Dermagran Spray); Integrity Medical (Dermagran Zinc-Saline Dressing); Kimberly Clark (Dermagran Hydrophilic Wound Dressing); Topiderm, Inc. (Dermagran Ointment, Dermagran AF, Dermagran BC and Dermagran GP); Trumed Technologies (Cath Strip); Maersk Medical (Percu-Stay) and TapeMark Company (Suture Strip, Suture Strip Plus(R), NG Strip and UC Strip).

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

        Under the title "Topical Barrier Composition Containing Silicone and Bentonite," the Company's Dermagran BC (barrier cream) has received patent protection in the United States. This patent will expire in 2017.

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

Medical Devices

        The following products are registered with the FDA as Class I "devices" pursuant to the regulations under Section 510(k) of the FDC Act: Dermagran Zinc-Saline Dressing, Dermagran Hydrogel Wound Dressing, Dermagran Hydrophilic Wound Dressing, Dermagran-B Hydrophilic Wound Dressing, Dermagran Wound Cleanser, Suture Strip, NG Strip, Cath-Strip and UC Strip.

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

Third Party Reimbursement

         The Company sells its wound care products to nursing homes, hospitals, home healthcare agencies, retail and "closed door" pharmacies and similar institutions. The patients at these institutions for whose care the Company's products are purchased often are covered by medical insurance. Accordingly, the Company's customers routinely seek reimbursement for the cost of the Company's wound care products from third party payors such as Medicare, Medicaid, health maintenance organizations and private insurers. The availability of reimbursement from such third party payors is a factor in the Company's sales of wound care products.

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

         Medicare is a federally funded program administered by four private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. Several of the Company's wound care products, together with Cath-Strip and Percu-Stay, are eligible for Medicare reimbursement.

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

Employees

         The Company maintained thirty-nine full-time and three part-time employees at December 31, 2001. The Company considers its employee relations to be satisfactory.

Item 2. Description of Property

         The Company's executive offices are located in Princeton, New Jersey. The Company has a lease for its executive office space, at a rate of $9,200 per month, that expires in August, 2002. The Company has a month-to-month lease for offices located in Wilkes Barre, Pennsylvania, at a rate of $1,542 per month. The Company has a month-to-month lease for 8,200 square feet of warehouse space in Old Forge, Pennsylvania, at a rate of $1,925 per month. The Company has a lease for 24,000 square feet of office and warehouse space in St. Louis, Missouri, at a rate $7,298 per month that expires in August, 2002 and a month-to-month lease for 2,000 square feet of warehouse space, also in St. Louis, at a rate of $1,000 per month.

Item 3. Legal Proceedings

         The Company is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company did not submit any matter to a vote of shareholders during the fourth quarter, 2001.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters

         The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol "DSCI.OB." The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol "DMS." The Company's Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company's Common Stock:

          Quarter Ended                High        Low
          -------------                ----        ---

          March 31, 2000               $4.56      $1.81
          June 30, 2000                $2.00      $0.56
          September 30, 2000           $1.50      $0.50
          December 31, 2000            $1.25      $0.44
          March 31, 2001               $0.59      $0.22
          June 30, 2001                $0.65      $0.23
          September 30, 2001           $0.71      $0.38
          December 31, 2001            $0.80      $0.25

         The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company's preferred stock.

         As of the close of business on February 28, 2002, there were 1,217 holders of record of the Common Stock.

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

Results of Operations

         Net sales decreased $619,424, or 6.5%, in 2001 to $8,946,710 from $ 9,566,134 in 2000. Gross profit margins increased to 49.8% in 2001 from 48.5% in 2000. Operating expenses decreased $1,872,767, or 31.1%, in 2001 to $4,144,923 from $6,017,690 in 2000. Interest expense decreased $1,037,763 in 2001 to $187,476 from $1,225,239 in 2000. Net income of $192,398 was generated in 2001 versus a loss of $2,581,337 in 2000.

Sales Overview

         The Company's sales are derived from its wound care, wound closure-fasteners and skin care product lines. Wound care sales consist mainly of Dermagran ointment and spray and hydrophilic wound dressings. Wound closure-fastener sales consist primarily of wound closure strips and catheter fasteners. Skin care sales consist of body washes, shampoos, incontinent care products, skin conditioners, disinfectants and deodorizers.

         Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                   Year Ended December 31,
                                 --------------------------
                                 2001                  2000
                                 ----                  ----

        Gross sales           $9,970,255           $10,879,234
        Trade rebates           (763,683)           (1,054,042)
        Cash discounts          (194,985)             (191,040)
        Medicaid rebates         (64,877)              (68,018)
                                 --------              --------

        Net Sales             $8,946,710           $ 9,566,134
                              ==========           ===========

         Gross sales decreased $908,979, or 8.4%, in 2001 versus 2000 reflecting lower skin care sales associated principally with the loss of the Beverly supply agreement and lower second half wound closure-fastener sales related to lower Percu-Stay sales, partially offset by stronger wound care sales. Trade rebates were down due principally to the reduction in rebate intensive Beverly skin care sales. Cash discounts are up due to more customers taking advantage of terms. Medicaid rebates declined slightly due to lower sales.

         The following table presents net sales by product line expressed in dollars and percentage change:

                               Year Ended December 31,
                               -----------------------
     Product Line                 2001         2000              Variance
     ------------                 ----         ----        --------------------

     Wound care               $2,957,487    $2,593,160     $364,327      14.0%
     Wound closure-fasteners   2,889,092     2,989,137     (100,045)     (3.3)%
     Skin care                 3,100,131     3,983,837     (883,706)    (22.2)%
                               ---------     ---------     ---------

             Total            $8,946,710    $9,566,134    ($619,424)     (6.5)%
                              ==========    ==========    ==========

        Net sales declined $619,424, or 6.5%, in 2001 versus 2000. Wound care sales reversed a trend of declining year-on-year sales in 2001, growing 14.0%. Momentum created by renewal of clinical education programs and focused sales efforts were the primary contributors to this growth. Wound closure-fastener sales were down due principally to lower second half Percu-Stay sales as a major customer worked off excess inventory. Excluding Percu-Stay, wound closure-fastener sales were up 2%. Skin care sales were down significantly versus the prior year. The decrease, which began in the second quarter, is principally due to the loss of the Beverly supply agreement effective May 31, 2001. To a lesser extent, skin care sales were adversely impacted by supply interruptions in late 2000 that continued into the first quarter 2001 and a competitive marketplace.

Net Sales, Cost of Sales and Gross Profit

         The Company's net sales, cost of sales, gross profit and gross profit margins for 2001 and 2000 are outlined in the table below:

                            Year Ended December 31,
                            -----------------------
                         2001                     2000               Variance
               --------------------     --------------------    ------------------
Net sales      $8,946,710    100.0%     $9,566,134    100.0%    ($619,424)  (6.5)%
Cost of sales   4,488,990     50.2%      4,922,318     51.5%      433,328    8.8%
                ---------     -----      ---------     -----      -------

Gross profit   $4,457,720     49.8%     $4,643,816     48.5%    ($186,096)  (4.0)%
               ==========     =====     ==========     =====    ==========

         Gross profit decreased in 2001 versus 2000 due to lower sales, partially offset by improving margins. The increase in gross profit margin principally reflects increasing sales of higher margined wound care products coupled with decreasing sales of lower margined wound closure-fastener (Percu-Stay) and skin care (Beverly contract)

products versus the prior year. Product line net sales as a percentage of total net sales, together with the gross profit percentages attributable to each line, are outlined below:

                                                               Percentage of
                                                              Total Net Sales
                                                              ---------------
     Product Line                   Gross Profit Percentage    2001      2000
     ------------                   -----------------------    ----      ----

     Wound care                            60% - 80%           33.1%     27.1%
     Wound closure-fasteners               40% - 60%           32.3%     31.2%
     Skin care                             20% - 40%           34.6%     41.7%
                                                              ------    ------
                             Total                            100.0%    100.0%
                                                              ======    ======

         Lower freight and obsolescence costs in 2001 also contributed. Freight costs as a percentage of sales were down in 2001 due to resolution in early 2001 of the inefficiencies associated with the skin care backorder situation prevalent in the later half of 2000, together with the successful renegotiation of lower freight rates. Partially offsetting this favorable contribution to margin improvement were slightly higher product costs.

         On average, contract manufactured wound care and wound closure-fastener line cost increases approximated 1% to 2%. Skin care line material costs were up 1% to 2%, while labor and overhead costs were adversely impacted during the Beverly contract termination transition period and subsequently by the resultant significant decrease in production volume which, in turn, had an adverse impact on fixed overhead absorption.

Operating Expenses

         Operating expenses decreased $1,872,767, or 31.1%, to $4,144,923 in 2001 from $6,017,690 in 2000. A summary of selling, marketing and general administrative expenses for 2001and 2000 are outlined in the table below:

                                   Year Ended December 31,
                                   -----------------------
     Operating Expense               2001          2000                Variance
     -----------------               ----          ----        ---------------------

     Selling                      $1,402,935    $2,544,637     ($1,141,702)  (44.9)%
     Marketing                       343,200       640,141        (296,941)  (46.4)%
     General and administrative    2,398,788     2,832,912        (434,124)  (15.3)%
                                   ---------     ---------        ---------
              Total               $4,144,923    $6,017,690     ($1,872,767)  (31.1)%
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

Interest Expense, net

         Interest expense, net decreased $1,037,763 to $187,476 in 2001 from $1,225,239 in 2000. Interest expense, net consists of interest income on the Company's investment account balance, interest expense on the Company's bank line of credit (secured by the investment account), convertible bond interest and debt refinancing costs. The decrease is attributable to the absence in 2001 of $1,143,866 of debt refinancing costs incurred in 2000 associated with the Company's Series C and D convertible bonds, lower outstanding 2001 line of credit and convertible bond balances and lower interest rates. These reductions were partially offset by $160,000 of non-cash interest associated with amortizing the consideration granted in January 2001 to extend the maturity date of the outstanding Series C and D convertible bonds.

Other Income, net

         Other income, net increased $57,801 to $75,577 in 2001 from $17,776 in 2000. One-time Medicaid adjustments of $31,320, reversal of the $19,468 excess restructuring reserve and higher recurring profit sharing and royalty income were responsible for the increase.

Provision for Income Taxes

         A provision for federal and state income taxes of $8,500 has been established in 2001 coincident with the Company's return to profitability. The provision is at less than corresponding statutory rates due to available net operating losses.

Net Income (Loss)

         The Company generated net income of $192,398, or $0.08 per share (basic) and $0.04 per share (diluted), in 2001 compared to a net loss of $2,581,337, or $1.48 per share (basic and diluted), in 2000. Included in the 2000 net loss were restructuring costs of $250,000 and write-downs or write-offs totaling $450,000. These latter charges related primarily to doubtful accounts, inventory obsolescence and impaired property, plant and equipment. In addition, non-cash related debt refinancing costs of $1,143,866 were included in the net loss for 2000.

Liquidity and Capital Resources

         Operating results for 2001 versus 2000 were significantly improved. Sales, gross margin and operating expenses were in line with expectations, cash flow was positive and the Company achieved four consecutive quarters of profitability.

         At December 31, 2001 and December 31, 2000, the Company had unrestricted cash and cash equivalents on hand of $524,783 and $424,165, respectively. Cash flow provided by and used in operating activities (excluding restricted cash) was $178,367 in 2001 versus a negative $582,655 in 2000. The Company's return to profitability and a significant improvement in the accounts receivable aging are principally responsible for the 2001 cash flow improvement. The positive cash flow was achieved despite a significant utilization of cash to fund a $568,398 increase in inventory and a $425,652 reduction in accounts payable. Principal drivers behind the inventory increase were timing of receipt for contract manufactured products that are ordered on a semi-annual/annual basis, new products and the need to increase the unit quantity carried for certain products that had fallen below normal safety stock levels at year end 2000. The decrease in accounts payable reflects a clean-up of aged payables and the re-establishment of customer payments more in line with terms, as cash flow permitted.

         At December 31, 2001 and 2000, the Company had working capital of $1,862,072 and $1,390,082 (adjusted for reclass of $475,000 of convertible bonds from long term to current), respectively. This $471,990 improvement is attributable to the Company's return to profitability and positive cash flow.

         At December 31, 2001 and 2000, $475,000 of the Company's convertible bonds were outstanding. Interest is payable on these bonds at prime rate. This interest rate was 4.75% at December 31, 2001. Interest on the convertible bonds accrues and is payable upon maturity thereof. Convertible bond interest was $39,925 in 2001. At December 31, 2001 accrued and unpaid convertible bond interest was $119,563. The convertible bonds matured on January 7, 2002 (see below).

         As of January 5, 2001 bondholders owning the convertible bonds extended the maturity date of the bonds one year to January 7, 2002 in return for non-cash consideration valued at $160,000. This $160,000 debt refinancing cost was recorded as bond discount and amortized to interest expense over the one-year maturity extension.

         In November 2001, the Company closed out its $1,000,000 bank line of credit facility that was fully secured with cash deposited with the bank and paid off its $580,455 outstanding loan balance.

         The Company's 450,002 Series A warrants with an exercise price of $4.50 expired on November 15, 2001. Other warrants consisting of 10,000 warrants with an exercise price of $15.63 expired on August 2, 2001. In February

2001, a total of 229,169 shares of Series B, C and D Preferred Stock were converted into 229,169 shares of Common Stock. In January 2001, 57,000 shares of Common Stock were issued in partial consideration for extending the maturity date of the Convertible Bonds.

         The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol "DSCI.OB." The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol "DMS." The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

         Prospectively, the Company expects to build on the momentum created in 2001 in a competitive market place. Modest sales and profitability growth are projected in 2002. Sales are projected to grow based upon identified new customers, new products and expanded sales and marketing efforts. Steps are planned to better control our product costs and minimize year-to-year cost increases. Operating expenses will continue to be properly balanced with revenues. Cash flow is projected to improve in concert with the Company's operating performance.

         Strategically, the Company's plan is to stay focused on its base business while considering external opportunities to leverage its core capabilities and grow the business.

Conversion of Convertible Bonds and Accrued Interest

         Effective January 7, 2002, bondholders of all the Company's issued and outstanding Series C and D convertible bonds entered into an agreement to convert the entirety of the $475,000 principal and $120,200 accrued interest outstanding. The agreement provides for conversion of the principal and accrued interest into units at a rate of one unit for each $0.50 of principal and interest converted. Each unit consists of one share of Series C or Series D Preferred Stock and one and one tenth warrants to purchase one share of common stock at a per share exercise price of $0.57 ("Series F Warrants"). Each share of preferred stock is convertible into common stock on a one-for-one basis. Principal and accrued interest under the bonds totaling $595,200 were converted into 1,190,400 shares of convertible preferred stock and 1,309,440 warrants.

         The agreement further provides that if, prior to July, 2003, the Company offers for sale its common stock at a price per share below $0.50 or its warrants with a per share exercise price of less than $0.57, then the Company shall: (1) issue to the bondholders such additional shares of preferred stock and warrants as, when added to the preferred stock and warrants previously issued, equal the shares of preferred stock and warrants that would have been issued using the lower common stock price as the conversion rate, and (2) lower the per share exercise price of the Series F Warrants to the lower per share exercise price.

         In connection with the conversion, the Company will recognize imputed non-cash interest charges of $165,200. A charge of $45,000 will be taken to account for the value of the reset concession granted the bondholders. This charge will be amortized over the eighteen-month term of the reset provision. A charge of $120,200 will be taken immediately to account for the beneficial reduction in conversion terms associated with the accrued interest.

Common Stock Private Offering

         The Company initiated in January 2002 a private offering of 2,000,000 shares of its common stock at a price of $0.50 per share. At February 28, 2002, the Company had concluded subscription agreements with its President, together with 15 other individual and institutional investors for the sale of 1,300,000 shares of common stock for a total investment of $650,000. At February 28, 2002, subscriptions totaling $565,000 have been funded. The Company expects the balance of the subscriptions to be funded on or about March 31, 2002. The Company has agreed to file a registration statement with the Securities and Exchange Commission relative to the common stock issued in its private offering.

Forward Looking Statements

         Statements that are not historical facts, including statements about the Company's confidence, strategies, expectations about new or existing products, technologies, opportunities, market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risk, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, social, financial and economic risks.

Critical Accounting Policies

         The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies are the most critical to the Company.

Revenue Recognition and Allowance for Trade Rebates

         Revenue is recognized when product is shipped and title passes to the customer. Sales are adjusted for cash discounts, Medicaid rebates and trade rebates to derive net sales. The Company establishes an allowance for trade and Medicaid rebates based on past experience. If the estimate of trade and Medicaid rebates is not sufficient to cover actual rebates, additional allowances may be required.

Reserve for Obsolete Inventory

         The Company establishes a reserve for obsolete inventory based on quantities of the inventory on hand, expected future sales and inventory expiration dates. If the estimated reserve for obsolete inventory is not sufficient to cover actual obsolete inventory, additions to the reserve may be required.

Item 7.  Financial Statements

Financial Index

Report of Independent Auditors

Board of Directors
Derma Sciences, Inc.

         We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc., as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc., at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2002

Financial Index

DERMA SCIENCES, INC.

Consolidated Balance Sheets

                                                                         December 31,
ASSETS                                                             2001                2000
-------------------------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                                  $    524,783         $    424,165
  Restricted cash                                                   -                  640,000
  Accounts receivable, net                                        914,458            1,561,633
  Inventories, net                                              1,787,247            1,282,370
  Prepaid expenses and other current assets                        54,661               75,916
-------------------------------------------------------------------------------------------------
Total current assets                                            3,281,149            3,984,084

Property and equipment, net                                       169,708              204,029
Goodwill, patents and trademarks                                1,268,827            1,392,495
-------------------------------------------------------------------------------------------------
Total Assets                                                 $  4,719,684         $  5,580,608
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Current Liabilities
  Bank line of credit                                        $      -             $    640,000
  Accounts payable                                                551,428              977,080
  Accrued expenses and other current liabilities                  392,649              501,922
  Convertible bonds                                               475,000
-------------------------------------------------------------------------------------------------
Total current liabilities                                       1,419,077            2,119,002
-------------------------------------------------------------------------------------------------
Long-term liabilities
  Convertible bonds                                                 -                  475,000
-------------------------------------------------------------------------------------------------
Total Liabilities                                               1,419,077            2,594,002
-------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares
  authorized; issued and outstanding: 2,407,109 shares
  in 2001; 2,120,940 shares in 2000                                24,071               21,209
Convertible preferred stock, $.01 par value; 11,750,000
  shares authorized; issued and outstanding: 1,960,009 shares in 2001; 2,189,178 shares in 2000 (liquidation preference
  of $5,650,000 at December 31, 2001)                              19,600               21,892
Additional paid-in capital                                     13,987,882           13,866,849
Accumulated deficit                                           (10,730,946)         (10,923,344)
-------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                      3,300,607            2,986,606
-------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                   $  4,719,684         $  5,580,608
-------------------------------------------------------------------------------------------------

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations

                                                                      Year ended December 31
                                                                      2001               2000
---------------------------------------------------------------------------------------------------

Net sales                                                          $8,946,710        $ 9,566,134

Cost of sales                                                       4,488,990          4,922,318
---------------------------------------------------------------------------------------------------
Gross Profit                                                        4,457,720          4,643,816
---------------------------------------------------------------------------------------------------
Operating expenses                                                  4,144,923          6,017,690
Interest expense, net                                                 187,476          1,225,239
Other income, net                                                     (75,577)           (17,776)
---------------------------------------------------------------------------------------------------
Total Expenses                                                      4,256,822          7,225,153
---------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                       200,898         (2,581,337)
Provision for income taxes                                              8,500              -
---------------------------------------------------------------------------------------------------
Net Income (Loss)                                                  $  192,398        $(2,581,337)
---------------------------------------------------------------------------------------------------
Income (loss) per common share - basic                             $     0.08        $     (1.48)
---------------------------------------------------------------------------------------------------
Income (loss) per common share - diluted                           $     0.04        $     (1.48)
---------------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common share - basic     2,375,299          1,743,717
---------------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common share - diluted   4,398,131          1,743,717
---------------------------------------------------------------------------------------------------

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows

                                                                  Year Ended December 31
                                                                  2001               2000
-----------------------------------------------------------------------------------------------
Operating Activities
    Net income (loss)                                          $ 192,398         $(2,581,337)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                              197,341             356,758
      Non-cash financing costs                                   160,000           1,143,866
      Provision for bad debts and rebates                        110,717             530,324
      Provision for inventory obsolescence                        63,521             118,000
      Changes in operating assets and liabilities
          Restricted cash                                        640,000              10,000
          Accounts receivable                                    536,458              44,506
          Inventories                                           (568,398)           (111,232)
          Prepaid expenses and other current assets               21,255             148,042
          Accounts payable                                      (425,652)           (239,540)
          Accrued expenses and other current liabilities        (109,273)              7,958
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               818,367           (572,655)
-----------------------------------------------------------------------------------------------
Investing Activities
    Purchases of property and equipment                          (39,352)            (22,494)
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                             (39,352)           (22,494)
-----------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                            (640,000)           (10,000)
    Proceeds from issuance of convertible securities               -                 150,000
    Proceeds from the issuance of stock, net of issuance costs   (38,397)            307,623
-----------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities              (678,397)           447,623
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              100,618           (147,526)

Cash and cash equivalents
  Beginning of year                                              424,165             571,691
-----------------------------------------------------------------------------------------------
  End of year                                                  $ 524,783         $   424,165
-----------------------------------------------------------------------------------------------

Supplemental cash flow information
-----------------------------------------------------------------------------------------------
   Warrants issued in payment of debt refinancing                  -             $   411,479
   Conversion of bonds payable to preferred stock                  -             $ 1,000,000
   Conversion of accounts payable to common stock                  -             $    45,000
   Common stock and warrants issued for debt extension         $ 160,000               -
-----------------------------------------------------------------------------------------------

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Shareholders' Equity

                                               Common     Preferred              Convertible   Additional                  Total
                                               Shares      Shares       Common    Preferred     Paid-In   Accumulated  Shareholders'
                                               Issued      Issued        Stock      Stock       Capital     Deficit       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                    1,325,938     939,176     $13,259     $ 9,392  $12,123,197  $ (8,342,007) $3,803,841
------------------------------------------------------------------------------------------------------------------------------------

Conversion of preferred shares                   83,334     (83,334)        833        (833)        -                -         -

Issuance of Common Stock in $500,000
   private placement, net of issuance costs     666,668        -          6,667        -         300,956             -     307,623

Issuance of Common Stock in
   payment of trade debt                         45,000        -            450        -          44,550             -      45,000

Conversion of $850,000 of Series C
   Convertible Bonds into Preferred Stock          -      1,133,335        -         11,333      838,667             -     850,000

Conversion of $150,000 of Series D
   Convertible Bonds into Preferred Stock          -        200,001        -          2,000      148,000             -     150,000

Warrants issued in payment of debt refinancing     -           -           -           -         411,479             -     411,479

Net loss                                           -           -           -           -            -       (2,581,337) (2,581,337)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                    2,120,940   2,189,178     $21,209     $21,892  $13,866,849  $(10,923,344) $2,986,606
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued in consideration for
   Series C and Series D Convertible
   Bonds maturity date extension                 57,000        -            570        -         159,430             -     160,000

Conversion of preferred shares                  229,169    (229,169)      2,292      (2,292)        -                -        -

Common stock issuance costs                        -           -           -           -         (38,397)            -     (38,397)

Net income                                         -           -           -           -            -          192,398     192,398
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                    2,407,109   1,960,009     $24,071     $19,600  $13,987,882  $(10,730,946) $3,300,607
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

1.      Organization and Summary of Significant Accounting Policies

         Derma Sciences, Inc. and its subsidiary (the "Company") is a full line provider of advanced wound care, wound closure-fasteners and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States and select international markets.

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

         Net Income and Loss per Share - Net income (loss) per common share - basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share - diluted reflects the potential dilution of earnings by including other common stock equivalents, including stock options, warrants, convertible preferred stock and convertible bonds in the weighted average number of common shares outstanding for a period, if dilutive.

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

         Goodwill relates to the acquisition of Sunshine Products, Inc. in 1998. The Company does not believe that the goodwill is impaired. However, an impairment charge would be recognized if the Company expected that the present value of future earnings from Sunshine Products, Inc. did not exceed the unamortized goodwill.

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

         The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, the Company will perform the first required impairment test of goodwill as of January 1, 2002 and has not yet determined what effect this test will have on the earnings and financial position of the Company.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         Cash Flow Information - Interest paid during 2001 and 2000 amounted to $31,280 and $70,419, respectively. Income taxes paid in 2001 and 200 were $1,090 and $1,355, respectively.

         Non cash transactions in 2001 include the issuance of 57,000 shares of Common Stock at $0.50 per share together with other equity valued at $160,000 in the aggregate in consideration for extending the maturity date of the Convertible Bonds. Non cash transactions in 2000 include the conversion of $1,000,000 of aggregate principal amount of convertible bonds into Preferred Stock and issuance of 45,000 shares of Common Stock, valued at $1.00 per share, in settlement of trade debt, as well as equity issued in payment of debt financing of $411,479.

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

         Advertising and Promotion Costs - Advertising and promotion costs are expensed in the year incurred.

         Reclassifications - Certain reclassifications have been made to prior year amounts and balances to conform with the 2001 presentation.

2.      Accounts Receivable

         Accounts Receivable comprise the following:

                                                        December 31,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----
     Trade accounts receivable                 $1,051,283         $1,725,001
     Less:  Allowance for doubtful accounts       (50,000)          (175,000)
            Allowance for trade rebates          (100,000)          (135,000)
                                                 ---------          ---------
          Net trade receivables                   901,283          1,415,001
     Other receivables                             13,175            146,632
                                                   ------            -------
          Total receivables                    $  914,458         $1,561,633
                                               ==========         ==========

         Trade receivable write-offs were $270,717 and $275,845 in 2001 and 2000, respectively. The allowance for trade rebates reflects estimated rebates embedded in outstanding trade receivables.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

3.      Inventories

         Inventories comprise the following:

                                                        December 31,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----

     Finished goods                            $1,617,449          $  994,258
     Packaging materials                          268,001             234,859
     Raw materials                                 96,797             201,253
                                                   ------             -------
          Gross inventory                       1,982,247           1,430,370
     Reserve for obsolescence                    (195,000)           (148,000)
                                                ----------          ----------

          Net inventory                        $1,787,247          $1,282,370
                                               ==========          ==========

4.      Property and Equipment

         Property and equipment comprise the following:

                                                        December 31,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----

     Machinery and equipment                   $  360,188          $320,836
     Furniture and fixtures                       668,336           668,336
                                                  -------           -------
          Gross property and equipment          1,028,524           989,172
     Less:  Accumulated depreciation             (858,816)         (785,143)
                                                 ---------         ---------

          Net property and equipment           $  169,708          $204,029
                                               ==========          ========

         Depreciation expense was $73,673 and $201,007 in 2001 and 2000, respectively. Depreciation expense for the year ended December 31, 2000 included $86,957 for the write-down of impaired property and equipment.

5.      Goodwill, Patents and Trademarks

         Goodwill, patents and trademarks comprise the following:

                                                        December 31,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----

     Goodwill                                  $1,497,364         $1,497,364
     Less:    Accumulated amortization           (386,397)          (280,397)
                                                 ---------          ---------
              Net goodwill                      1,110,967          1,216,967
                                                ---------          ---------

     Patents and trademarks                       451,417            451,417
     Less:    Accumulated amortization           (293,557)          (275,889)
                                                 ---------          ---------
              Net patents and trademarks          157,860            175,528
                                                  -------            -------
              Net goodwill, patents and
                trademarks                     $1,268,827         $1,392,495
                                               ==========         ==========

         Goodwill amortization expense was $106,000 and $137,720 in 2001 and 2000, respectively. Patent and trademark amortization expense was $17,668 and $18,031 in 2001 and 2000, respectively.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

6.      Bank Line of Credit

         The Company previously had a $1,000,000 bank line of credit facility fully secured with cash deposited with the bank. On November 5, 2001, the Company paid off its outstanding loan balance of $580,455 and did not renew the line of credit facility. The former line of credit agreement required monthly interest payments at prime minus 1%, or 3.75%. At December 31, 2000, $640,000 of the line of credit facility was outstanding. Interest expense for the years 2001 and 2000 was $31,280 and $70,419, respectively.

7.      Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities comprise the following:

                                                        December 31,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----

     Accrued compensation                      $ 59,251           $ 52,000
     Reserve for restructuring costs                  -             71,623
     Convertible bond interest                  119,563            105,553
     Medicaid rebates                            17,800             32,000
     Accrued customer service fees               49,750             31,176
     Other                                      146,285            128,875
                                                -------            -------
          Total accrued liabilities             392,649            421,227
     Deferred revenue                             -                 80,695
                                                -------             ------

          Total accrued expenses and other
            current liabilities                $392,649           $501,922
                                               ========           ========

         In connection with an agreement for the distribution of catheter fasteners with a third party, the Company received an advance payment of $250,000 in 2000 against the first 83,333 units sold which it recorded as deferred revenue. The advance was amortized to revenue at a rate of $3.00 per unit sold. The advance was fully amortized in the first quarter of 2001.

8.      Convertible Bonds

        Convertible bonds comprise the following:

                                                        December 31,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----

     Series C Bonds                            $ 25,000            $ 25,000
     Series D Bonds                             450,000             450,000
                                                -------             -------

          Total convertible bonds              $475,000            $475,000
                                               ========            ========

         On August 16, 1999, the Company completed a private placement of its Series C Convertible Bonds ("Series C Bonds") in which an aggregate of $875,000 was raised. The Series C Bonds pay interest only at the prime rate, as defined, until maturity and were originally convertible into Series C Units described below.

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

         In July 2000, bondholders owning $375,000 in aggregate principal amount of the Series C Bonds converted the principal of their Series C Bonds into "modified" Series E Units at the rate $0.75 per Unit. Each "modified"

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

Series E Unit consists of one share of Series C Preferred Stock and one and one tenth warrants to purchase one share of Common Stock at $0.85 per share. Investors who converted their bonds in March 2000 have had their conversions adjusted so as to receive conversion terms equivalent to those of the July 2000 conversion.

         In December 1999, the Company received $450,000 of a total of $600,000 in subscriptions for its Series D Convertible Bonds ("Series D Bonds"). Payments of $50,000 and $100,000 representing the balance of these subscriptions were received in January and February, 2000, respectively. The Series D Bonds pay interest only at the prime rate, as defined, until maturity and were originally convertible into Series D units described below.

         Each Series D Unit consists of one share of Series D Preferred Stock convertible into one share of Common Stock and one warrant to purchase one share of common stock at $1.01 per share. In March 2000, bondholders owning $150,000 in aggregate principal amount of the Series D Bonds converted the principal of their Series D Bonds into Series D Units at the rate of $1.0125 per Unit. In March, 2000, the bondholders extended the maturity of the Series D Bonds from the original maturity date of December 31, 2000 until January 7, 2001. Investors who converted their bonds in March, 2000 have had their conversions adjusted so as to receive conversion terms equivalent to those of the July, 2000 conversion of Series C Bonds.

         The expense recognized for the beneficial conversion features and other consideration given in connection with the reset of the conversion terms of the Series C and Series D convertible bonds in 2000 was $1,143,866.

         As of January 5, 2001, bondholders owning an aggregate of $475,000 of the Company's Series C and Series D Convertible Bonds extended the maturity date of their bonds from January 7, 2001 to January 7, 2002. In consideration for this maturity postponement, the Company accorded the bondholders the following: (1) 57,000 shares of the Company's Common Stock with registration rights, (2) reduction in the "per unit" conversion rate of the Series C and Series D Convertible Bonds remaining outstanding from $0.75 to $0.50, (3) increase in the ratio of preferred stock to warrants comprising the units from one share of preferred stock and one warrant to one share of preferred stock and one and one tenth warrants, and (4) reduction of the exercise price of the warrants from $0.85 per share to $0.57 per share. The $160,000 value of the foregoing was recorded as bond discount and amortized to interest expense over the one-year bond maturity extension. The warrants issuable pursuant to items (3) and (4), in total aggregating 1,045,000, have been redesignated as the Company's Series F Warrants.

9.      Shareholders' Equity

        Preferred Stock

         There are 272,503 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding. The Series A Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the Series A Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 554,171 shares of Series B Convertible Preferred Stock ("Series B Preferred") outstanding. The Series B Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the Series B Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 1,000,001 shares of Series C Convertible Preferred Stock ("Series C Preferred") outstanding. The Company's directors, on February 10, 2000, designated 795,457 shares of the Company's non-designated preferred stock as Series C Preferred. The directors, on July 17, 2000, designated an additional 437,878 shares of non-designated preferred stock as Series C Preferred. The Series C Preferred is a component of the Company's Series C Units described above under Convertible Bonds. The Series C Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $1.10 per share, votes as a class on matters affecting the Series C Preferred and maintains voting rights identical to the Common Stock on all other matters.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         There are 133,334 shares of Series D Convertible Preferred Stock ("Series D Preferred") outstanding. The Company's directors, on February 10, 2000, designated 592,597 shares of the Company's non-designated preferred stock as Series D Preferred. The Series D Preferred is a component of the Company's Series D Units described above under Convertible Bonds. The Series D Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $1.0125 per share, votes as a class on matters affecting the Series D Preferred and maintains voting rights identical to the Common Stock on all other matters.

        Series E Financing

         On August 11, 2000, the Company completed a private placement of its Series E Units in which an aggregate of $500,000 was raised. The Series E Units each consist of one share of Common Stock and one and one tenth warrants to purchase one share of Common Sock at $0.85 per share ("Series E Warrants"). The Series E Warrants will expire on July 18, 2005. A total of 733,333 Series E Warrants were issued in connection with the Series E Common Stock private placement.

        Stock Purchase Warrants

         At December 31, 2001, the Company had 2,866,682 warrants outstanding to purchase the Company's common stock as outlined below:

     Series     Number of Warrants      Exercise Price    Expiration Date
     ------     ------------------      --------------    ---------------
        B               666,673               $6.75       June 15, 2002
        E             2,200,009               $0.85       July 18, 2005

         The Company's 450,002 Series A warrants with an exercise price of $4.50 per share expired on November 15, 2001. Other warrants consisting of 10,000 warrants with an exercise price of $15.63 per share expired on August 2, 2001. In connection with the July 2000 Convertible Bond modification as described in Note 8, all Series C and D warrants were redesignated as Series E warrants.

        Other Equity Transactions

         In February 2001, a total of 229,169 shares of Series B, C and D Preferred Stock were converted into 229,169 shares of Common Stock. In January 2001, 57,000 shares of Common Stock were issued as consideration for extending the maturity date of the Convertible Bonds. In March 2000, 83,334 shares of Series B Preferred Stock were converted into 83,334 shares of Common Stock.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

10.      Income Taxes

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        December 31,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----
     Deferred tax liabilities:
        Prepaid insurance                   $     (6,155)       $   (16,086)
        Patent amortization                      (45,957)           (53,129)
                                                 --------           --------
          Total deferred liabilities             (52,112)           (69,215)
                                                 --------           --------
     Deferred tax assets:
        Net operating loss carryforwards       2,775,333          2,872,881
        Depreciation                             146,454            105,860
        Amortization of intangibles               79,794            109,230
        Accrued expenses                         281,469            261,596
        Allowance for bad debts                   20,297             71,038
        Other                                      9,728               -
                                                   -----          ---------
          Gross deferred tax assets            3,313,075          3,420,605
        Valuation allowance                   (3,260,963)        (3,351,390)
                                              -----------        -----------
          Total deferred tax assets               52,112             69,215
                                                  ------             ------
     Net deferred tax assets                 $     -            $     -
                                             ===========        ===========

         The majority of the current year valuation allowance relates to net operating loss carryforwards for which realization is not assured.

         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

                                                             December 31,
                                                         --------------------
                                                         2001            2000
                                                         ----            ----
     Tax expense (benefit) at U.S. statutory rates    $ 68,305        $(877,655)
     State income taxes, net of Federal benefit         16,268         (116,363)
     (Decrease) increase in valuation allowance        (90,427)         559,971
     Nondeductible expenses                             14,354          434,047
                                                        ------          -------

     Provision for income taxes                       $  8,500         $  -
                                                      ========         ========

         The provision for income taxes of $8,500 represents an increase in a deferred federal income tax liability for 2001.

         At December 31, 2001, the Company has net operating loss carryforwards of approximately $6,800,000 for federal income tax purposes that begin to expire in years 2012 through 2020. For state income tax purposes, the Company has net operating loss carryforwards of $6,800,000 that expire in years 2004 through 2010. During 1998 the Company had a change in control as defined by the Internal Revenue Code Section 382. Consequently, certain limitations may apply to the timing and amount of the utilization of such net operating loss carryforwards.

11.      Operating Segments

         The Company consists of three operating segments, wound care, wound closure-fasteners and skin care. Products in the wound care segment consist of dressings, ointments and sprays designed to treat chronic wounds.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

         Segment sales and gross profit for 2001 and 2000 are as follows:

                              Year Ended December 31, 2001
                              ----------------------------

                               Wound Closure-                                  Total
                 Wound Care      Fasteners       Skin Care    Other Costs     Company
                 ----------      ---------       ---------    -----------     -------

Net sales        $2,957,487      $2,889,092     $3,100,131           ---     $8,946,710
                 ----------      ----------     ----------    ----------     ----------

Gross profit      2,278,555         1,411,447      767,718           ---      4,457,720
Total expenses          ---               ---          ---    (4,256,822)    (4,256,822)
Income taxes            ---               ---          ---        (8,500)        (8,500)
                                                                                 -------
Net income                                                                    $ 192,398
                                                                              =========

                              Year Ended December 31, 2000
                              ----------------------------
                               Wound Closure-                                  Total
                  Wound Care     Fasteners       Skin Care    Other Costs     Company
                 ----------      ---------       ---------    -----------     -------

Net sales         $2,593,160     $2,989,137     $3,983,837           ---     $9,566,134
                 ----------      ----------     ----------    ----------     ----------

Gross profit       1,740,980      1,643,936      1,258,900           ---      4,643,816
Total expenses           ---            ---            ---    ($7,225,153)   (7,225,153)
Income taxes             ---            ---            ---            ---           ---
                                                                              ----------
Net loss                                                                   ($ 2,581,337)
                                                                           =============

         With the exception of goodwill associated with the acquisition of Sunshine Products, Inc. (attributable to the skin care operations segment), the Company's property, equipment and intangible assets support each of the Company's operating segments in approximately equal measure. Accordingly, the Company does not classify its assets by operating segments.

         International sales were $602,000 in 2001 and $524,000 in 2000. Wound closure-fastener sales represent the majority of international sales.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

12.      Operating Leases

         The Company has operating lease agreements for its facilities and equipment expiring in various years through 2004. Expense under these agreements amounted to $308,991 and $356,182 in 2001 and 2000, respectively. Minimum future rental payments under non-cancelable operating leases as of December 31, 2001 are:

          Year Ending
          December 31,
          ------------
              2002                                    $136,265
              2003                                      11,578
              2004                                       4,138
                                                         -----

          Total minimum future rental payments        $151,981
                                                      ========

13.      Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options. As discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant.

         The Company has a stock option plan under which options to purchase a maximum of 300,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company (excluding members of the Compensation Committee) and certain outside consultants and advisors to the Company. The option exercise price may not be less than 100% (110% for owners of more than 10% of common stock of the Company on the date of grant) of the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant (five years for owners of more than 10% of the common stock of the Company). As of December 31, 2001, options to purchase 52,600 shares of the Company's common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

         The Company may, from time to time, grant nonqualified stock options to officers, directors, agents and employees outside of the stock option plan ("non-plan options"). Non-plan options to purchase 740,000 and 232,800 shares of common stock were granted to officers and directors in 2001 and 2000, respectively, with exercise prices ranging from $0.40 to $6.00 per share.

         Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 6.0%; dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of 1.173 and 1.371 respectively; and an expected option life of 10 years.

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

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

         For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            2001        2000
                                                          -------     -------
     Pro forma net income (loss)                          $74,454   ($2,848,750)
     Pro forma income (loss) per common share - basic       $0.03        ($2.18)
     Pro forma income (loss) per common share - diluted     $0.02          -

         A summary of the Company's stock option activity and related information for the years ended December 31, 2001 and 2000 follows:

                                           2001                     2000
                                  -----------------------   ------------------------
                                              Weighted                  Weighted
                                              Average                   Average
                                  Options  Exercise Price   Options  Exercise Price
                                  -------  --------------   -------  --------------
Outstanding - beginning of year   533,435      $4.14        385,886      $7.00
    Granted                       740,000      $0.40        232,800      $1.59
    Exercised                       -           -             -            -
    Forfeited                       -           -           (85,251)    $10.12
                                ---------                   --------
Outstanding - end of year       1,273,435      $1.97        533,435      $4.14
                                =========                   =======

Exercisable at end of year        706,685                   478,435
                                  =======                   =======

         Exercise prices for options outstanding under the stock option plan, non-statutory option agreements and employment agreements at December 31, 2001 ranged from $0.40 to $12.50. The weighted average fair value of options granted during 2001 and 2000 was $0.38 and $0.85, respectively.

14.      Related Party Transactions

         The Company previously utilized the accounting firm of Golomb, Wills & Company, PC for various financial services. Stephen T. Wills, CPA, MST, a director and former Vice President and Chief Financial Officer of the Company, is a principal of Golomb, Wills & Company, PC. Payments to Golomb, Wills & Company, PC during 2001 and 2000 totaled $0 and $47,390, respectively.

         The Company has a consulting agreement with its founder, former president and former director, Mary G. Clark, RN. In 2001 and 2000 compensation and reimbursed expenses under this agreement were $56,095 and $56,306, respectively.

         The Company purchases marketing services from a firm owned by a director and his son. Total expenses for services rendered in 2001 were $50,816.

         Srini Conjeevaram, a director of the Company, is a general partner in the firm owning $475,000 of convertible bonds outstanding at year end. This firm also holds a significant equity ownership in the Company.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

15.      Restructuring Costs

         Prior to 2001, the Company established reserves for restructuring costs as part of an ongoing plan to align its operating costs with revenues and gross profits. These reserves, and charges against the reserves, are shown below:

                                                   2001           2000
                                                   ----           ----
     Reserve at beginning of year               $ 71,623        $121,631
     Additional reserve established                    -         250,000
     Restructuring payments and adjustments:
         Involuntary termination benefits        (19,047)       (198,244)
         Other costs                             (33,108)       (101,764)
         Reserve adjustment                      (19,468)            -
                                                 --------       ---------

     Reserve at end of year                    $     -         $  71,623
                                               ==========      =========

         Involuntary termination benefits relate to severance and medical benefits paid to terminated employees. Other costs relate principally to non-cancelable lease payments and outplacement.

         No new reserves were established in 2001. Upon completion of all restructuring related actions, the Company reversed the remaining restructuring reserve balance of $19,468 to other income.

16.      Retirement Benefits

         The Company maintains a profit sharing/401(k) plan for eligible full-time employees. Participants may contribute up to 12% of their salary to the plan, subject to IRS limitations. The Company initiated a matching contribution of 50% on the first 6% of each participant's annual earnings contributed to the plan, effective November, 2001. Company contributions to the plan for the year ended December 31, 2001 were $5,682.

17.      Subsequent Events

         Effective January 7, 2002, bondholders of all the Company's issued and outstanding Series C and D convertible bonds entered into an agreement to convert the entirety of the $475,000 principal and $120,200 accrued interest outstanding. The agreement provides for conversion of the principal and accrued interest into units at a rate of one unit for each $0.50 of principal and interest converted. Each unit consists of one share of Series C or Series D Preferred Stock and one and one tenth warrants to purchase one share of common stock at a per share exercise price of $0.57 ("Series F Warrants"). Each share of preferred stock is convertible into common stock on a one-for-one basis. Principal and accrued interest under the bonds totaling $595,200 were converted into 1,190,400 shares of convertible preferred stock and 1,309,441 warrants.

         The agreement further provides that if, prior to July, 2003, the Company offers for sale its common stock at a price per share below $0.50 or its warrants at a per share exercise price of less than $0.57, then the Company shall: (1) issue to the bondholders such additional shares of preferred stock and warrants as, when added to the preferred stock and warrants previously issued, equal the shares of preferred stock and warrants that would have been issued using the lower common stock price as the conversion rate, and (2) lower the per share exercise price of the Series F Warrants to the lower per share exercise price.

         In connection with the conversion, the Company will recognize an imputed non-cash interest charge of $165,200. A charge of $45,000 will be taken to account for the value of the reset concession granted to the bondholders. This charge will be amortized over the eighteen-month term of the reset concession. A charge of $120,200 will be taken immediately to account for the conversion terms associated with the accrued interest.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         The Company initiated in January 2002 a private offering of 2,000,000 shares of its common stock at a price of $0.50 per share. At February 28, 2002, the Company had concluded subscription agreements with its President, together with 15 other individual and institutional investors, for the sale of 1,300,000 shares of common stock for a total investment of $650,000. At February 28, 2002, subscriptions totaling $565,000 had been funded. The Company expects the balance of the subscriptions to be funded on or about March 31, 2002. The Company has agreed to file a registration statement with the Securities and Exchange Commission relative to the common stock issued in its private offering.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

         The directors and executive officers of the Company are:

Name                                    Age    Position held with the Company
----                                    ---    ------------------------------

Edward J. Quilty (1)..................  51     Chairman, President and Chief Executive Officer
John E. Yetter, CPA...................  49     Vice President and Chief Financial Officer
Mary C. Antensteiner .................  43     Executive Vice President - Sales and Marketing
Stephen T. Wills, CPA, MST (1)(2)(3)..  45     Director
Srini Conjeevaram (1)(2)(3)...........  43     Director
James T. O'Brien (2)(3)...............  63     Director
_________________
(1)  Member of the Nominating Committee.
(2)  Member of the Compensation Committee.
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

         Mary C. Antensteiner has served as the Company's Executive Vice President-Sales and Marketing since June, 2000. Prior to assuming her present position, Ms. Antensteiner served as Vice President of Corporate Accounts since July, 1999 and Regional Vice President since being hired by the Company in January, 1999. Prior to her affiliation with the Company, Ms. Antensteiner was Vice President, Sales & Marketing, for Ferris Manufacturing and a Regional Sales Director for FoxMeyer Drug Company. She has also held key sales positions with J. M. Murray and ParMed Pharmaceuticals. Ms. Antensteiner earned a Bachelor of Science degree in Business Management from the State University of New York, Buffalo, New York in 1982.

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

         James T. O'Brien has served as a director of the Company since May, 2001. Mr. O'Brien also serves as President and Chief Executive Officer of O'Brien Marketing & Communications, a full service advertising agency which he formed in 1991. Previously, Mr. O'Brien served from 1989 to 1991 as President and Chief Operating Officer for Elan Corporation (NYSE: ELN), a multi-national medical products and pharmaceutical company. In 1986, Mr. O'Brien founded O'Brien Pharmaceuticals and served as its President and Chief Executive Officer until the acquisition of this company by Elan Corporation. During the period 1980 to 1986, Mr. O'Brien held several division presidencies with the Revlon Health Care Group. Prior to his association with Revlon, he served for seventeen years with Sandoz Pharmaceuticals, Inc., most recently as Vice President of U.S. Marketing and Sales. Mr. O'Brien serves on the boards of directors of Ashni Naturaceuticals, CyDex, Inc., Crititech, Inc., Pharmquest, Inc. and Benedictine College. He earned a Bachelor of Science in Business Administration from Benedictine College, Atchison, Kansas, in 1960 and attended the Harvard University Advanced Management Program in 1974.

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

Item 10. Executive Compensation

Compensation of Executive Officers

Summary Compensation Table

         The following table shows all compensation paid by the Company to its Chief Executive Officer, Chief Financial Officer and each of the Company's current officers or directors whose compensation exceeded $100,000 for their services in all capacities during the years 1999, 2000 or 2001:

                                            Annual Compensation
                                           ---------------------      # of Options    All Other
Name and Principal Position      Year      Salary          Bonus        Granted(*)  Compensation
---------------------------      ----      ------          -----      ------------  ------------

Edward J. Quilty                 2001     $187,583           --         225,000           --
Chairman, President and          2000     $168,750           --            --             --
Chief Executive Officer          1999     $150,000        $25,000          --             --

John E. Yetter, CPA              2001     $152,020           --         100,000           --
Vice President and               2000    $  62,077(3)     $15,000(2)     60,000           --
Chief Financial Officer          1999         --             --            --             --

Mary C. Antensteiner             2001     $120,000        $16,000       100,000           --
Executive Vice President -       2000     $115,000           --            --             --
Sales and Marketing              1999     $108,000        $10,000(2)       --             --

Stephen T. Wills, CPA, MST       2001         --         --              35,000           --
Director and former Vice         2000    $  70,125(4)        --          15,000           --
President and Chief Financial    1999     $109,500(4)        --          32,000           --
Officer

John T. Borthwick                2001     $114,762       $14,589         75,000           --
Vice President for Sales         2000     $165,375       --              37,800(1)    $9,962(5)
                                 1999     $180,000       --                --         $9,962(5)
___________________________

(*)  All options have been adjusted for the Company's 5-for-1 stock split effective August 2, 1999.
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

Option Grants Table

         The following table sets forth information regarding grants of stock options to the following named executive officers and directors made during the year ended December 31, 2001:

                                               Percent of Total
                                              Options Granted to   Exercise
                                # of Options     Employees and       Price
            Name                   Granted     Directors in 2001   ($/Share)   Expiration Date
            ----                ------------  ------------------   ---------   ---------------

Mary A. Antensteiner           100,000 (1)           14.1%           $0.40     August 24, 2011
John T. Borthwick                75,000 (1)          10.6%           $0.40     August 24, 2011
Srini Conjeevaram                35,000 (2)           4.9%           $0.40     May 22, 2011
James T. O'Brien                 35,000 (2)           4.9%           $0.40     May 22, 2011
Edward J. Quilty               225,000 (1)           31.7%           $0.40     August 24, 2011
Stephen T. Wills, CPA, MST       35,000 (2)           4.9%           $0.40     May 22, 2011
John E. Yetter, CPA            100,000 (1)           14.1%           $0.40     August 24, 2011

______________________
(1)  Options vest 20% on date of grant and 20% per year thereafter.
(2)  To the extent of 20,000 options, 5,000 vest on date of grant and 5,000 vest on each anniversary of the date of grant until fully vested. To the extent of 15,000 options, 1,250 vest each month beginning June 22, 2001 and monthly thereafter through May 22, 2002.

Aggregate Year End Option Value Table

         The following table sets forth information regarding the aggregate number and value of options to purchase Common Stock held by the named executive officers as of December 31, 2001. No options have been exercised:

                                  Number of Shares                $ Value of Unexercised
                               Underlying Unexercised              In-The-Money Options
                            Options at December 31, 2001          At December 31, 2001 (1)
                           ------------------------------      ------------------------------
Name                       Exercisable      Unexercisable      Exercisable      Unexercisable
                           -----------      -------------      -----------      -------------
Edward J. Quilty .........   181,055          180,000            $18,000            $72,000

John E. Yetter, CPA ......    60,000          100,000            $10,000            $33,000

Mary C. Antensteiner .....    35,000           80,000             $8,000            $32,000

John T. Borthwick ........    82,800           60,000             $6,000            $24,000

_____________________
(1)  Determined based on the fair market value for the Company's Common Stock at
     December 31, 2001 of $0.80 per share.

Compensation of Directors

         For each year of service, outside directors receive options to purchase 35,000 shares of the Company's Common Stock at a price per share equal to the fair market value of the Common Stock on the date of the option grant. To the extent of 20,000 options, 5,000 vest on date of grant and 5,000 per year thereafter. To the extent of 15,000 options, 1,250 vest monthly beginning one month after date of grant and for the next 11 months thereafter. All directors are reimbursed for expenses incurred in connection with each board and committee meeting attended. Inside directors receive no compensation for their services as directors.

Employment Arrangements

Edward J. Quilty

         The Company employed Edward J. Quilty, its Chairman, President and Chief Executive Officer, through May 31, 2001 under an oral agreement providing for compensation at the rate of $175,000 per year. Effective June 1, 2001, the Company executed a one-year employment agreement with Mr. Quilty providing for base compensation in the amount of $200,000 per year and incentive compensation in the discretion of the Company's board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year's base salary upon failure of the Company to renew the agreement for successive one-year terms. In addition, upon a change in control of the Company, Mr. Quilty may, within six-months of the change in control, tender his resignation and receive one-year's severance compensation.

         On August 10, 2001, the compensation committee of the board of directors approved an extension of the term on Mr. Quilty's employment contract through May 31, 2003 and approved an amendment to the severance provisions of his contract increasing severance compensation from one to two years of base compensation at the rate most recently in effect at the time of severance.

John E. Yetter, CPA

         The Company employed John E. Yetter, CPA, its Vice President and Chief Financial Officer, through May 31, 2001 under an oral agreement providing for a sign-on bonus of $15,000 (paid in August, 2000) and compensation at the rate of $150,000 per year. Effective June 1, 2001, the Company executed a one-year employment agreement with Mr. Yetter providing for base compensation in the amount of $160,500 per year and incentive compensation in the discretion of the board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year's base salary upon failure of the Company to renew the agreement for successive one-year terms. In addition, upon a change in control of the Company, Mr. Yetter may, within six-months of the change in control tender his resignation and receive one-year's severance compensation.

Mary C. Antensteiner

         The Company employed Mary C. Antensteiner, its Executive Vice President - Sales and Marketing, through December 31, 2000 pursuant to an employment agreement dated December 30, 1998. The agreement provided that Ms. Antensteiner would receive compensation of $100,000 per year together with performance based bonuses. The agreement also granted Ms. Antensteiner the option to purchase 15,000 shares of the Company's Common Stock at a price of $6.00 per share. These options became exercisable at the rate of 5,000 options on each of December 15, 1999, 2000 and 2001.

         Effective January 1, 2001 the Company executed an employment agreement with Ms. Antensteiner, terminable upon 30 days written notice by either party, providing for base compensation in the amount of $120,000 per year and incentive compensation in the discretion of the Company's president and chief executive officer. The agreement provides that if her employment is terminated by the Company "without cause," the Company shall pay severance compensation in the amount of six-months base compensation at the rate most recently in effect. The agreement further provides that upon a change in control of the Company, Ms. Antensteiner may resign her position, if such change in control results in adverse changes to her responsibilities or status, and receive severance compensation as if she had been terminated without cause.

John T. Borthwick

         The Company employed John T. Borthwick, its Vice President - Sales, through December 31, 2001 pursuant to an employment agreement dated February 1, 2001. The agreement provided that Mr. Borthwick would receive compensation of $110,000 per year together with performance based bonuses. The agreement also granted Mr. Borthwick the immediately exercisable option to purchase 37,800 shares of the Company's Common Stock at a price of $5.93 per share. The agreement further provided that Mr. Borthwick would waive the benefit of any prior employment agreement with the Company, including the severance provisions thereof. In consideration for this waiver, the agreement provided that the Company would forgive the principal and accrued interest under a promissory note in the principal amount of $99,364 payable to the Company by Mr. Borthwick.

         Effective January 1, 2001 the Company executed an employment agreement with Mr. Borthwick, terminable upon 30 days written notice by either party, providing for base compensation in the amount of $110,000 per year and incentive compensation in the discretion of the Company's president and chief executive officer. The agreement provides that if his employment is terminated by the Company "without cause," the Company shall pay severance compensation in the amount of six-months base compensation at the rate most recently in effect. The agreement further provides that upon a change in control of the Company, Mr. Borthwick may resign his position, if such change in control results in adverse changes to his responsibilities or status, and receive severance compensation as if he had been terminated without cause.

Stock Option Plan

         The Company adopted the Stock Option Plan (the "Plan") in July 1991 and amended the Plan in January, 1994, November 21, 1995 and July 14, 1998. The number of shares of Common Stock reserved for issuance pursuant to the Plan is 300,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) non-qualified stock options ("NQSOs"). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the "Compensation Committee"). Subject to the provisions of the Plan, the Compensation Committee determines who is eligible to receive stock options, together with the nature, amount, timing, exercise price, vesting schedule and all other terms and conditions of the options to be granted.

         Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Stock options granted under the Plan which have lapsed or terminated revert to the status of "unissued" and become available for reissuance.

         At December 31, 2001, options to purchase 52,600 shares of the Company's Common Stock at prices ranging from $4.00 to $5.625 per share were issued and outstanding under the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of February 28, 2002 certain information regarding the current beneficial ownership of shares of the Company's Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:

                                                          Number of Shares             Percent
Name and Address of Beneficial Owner (1)               Beneficially Owned(14)  Beneficially Owned(14)
----------------------------------------               ----------------------  ----------------------

Srini Conjeevaram (2)..................................       4,630,934                55.92%
Kensington Management Group, LLC (3)...................       1,312,000                31.64%
Hambrecht & Quist California (4).......................       1,165,834                23.92%
Redwood Asset Management (5)...........................         916,671                21.05%
Edward J. Quilty (6)...................................         718,324                17.42%
Dolphin Offshore Partners (7)..........................         480,002                12.46%
Guerrilla Partners (8).................................         300,000                 8.09%
Stephen T. Wills, CPA, MST (9).........................         229,670                 5.96%
John E. Yetter, CPA (10)...............................          84,000                 2.23%
James T. O'Brien (11)..................................          60,350                 1.62%
Mary C. Antensteiner (12)..............................          35,000                  (*)
All directors and officers as a group (6 persons)(13)..       5,758,278                 (* *)
_____________________
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
     416,668 warrants to purchase Common Stock exercisable at $6.75 per share
     ("Class B Warrants"); 619,055 shares of Class C Convertible Preferred Stock
     ("Class C Preferred"); 1,071,346 shares of Class D Convertible Preferred
     Stock ("Class D Preferred"); 550,003 warrants to purchase Common Stock exercisable at $0.85 per share ("Class E Warrants"); 1,309,441 warrants to purchase common stock exercisable at $0.57 per share ("Class F Warrants");
     and exercisable options to purchase 65,750 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within
     60 days of February 28, 2002.
(3)  Kensington Management Group, LLC can be reached at: 200 Park Avenue, New
     York, New York 10016. Includes shares owned by Kensington Partners L.P.,
     Kensington Partners II L.P., Bald Eagle Fund Ltd., Peter Orthwein Managed
     Account and Peter Orthwein Family Trust. Ownership consists of: 872,000 shares of Common Stock and 440,000 Class E Warrants.
(4)  Hambrecht & Quist California can be reached at: One Bush Street, San
     Francisco, California 94104. Ownership consists of: 122,500 shares of Class
     A Preferred; 101,667 shares of Class B Preferred; 101,667 Class B Warrants;
     400,000 shares of Class C Preferred; and 440,000 Class E Warrants.

(5)  Redwood Asset Management can be reached at: Ovre Ullorn Terrasse 32, 0358
     Oslo, Norway. Ownership consists of: 150,001 shares of Common Stock; 83,334
     Class B Warrants; 100,000 shares of Class C Preferred; 133,334 shares of
     Class D Preferred; and 330,002 Class E Warrants.
(6)  Ownership consists of: 301,684 shares of Common Stock; 9,584 Class B
     Warrants; 220,001 Class E Warrants; and exercisable options to purchase
     187,055 shares of Common Stock. No additional options to purchase Common
     Stock will become exercisable within 60 days of February 28, 2002.
(7)  Dolphin Offshore Partners can be reached at: 129 East 17th Street, New
     York, New York 10003. Ownership consists of: 333,334 shares of Common Stock and 146,668 Class E Warrants.
(8)  Guerrilla Partners can be reached at: 237 Park Avenue, New York, New York
     10017. Includes shares owned by Guerrilla Partners and Guerrilla IRA
     Partners. Ownership consists of: 300,000 shares of Common Stock.
(9)  Ownership consists of: 85,668 shares of Common Stock; 4,584 Class B
     Warrants; 58,668 Class E Warrants; and exercisable options to purchase
     80,750 shares of Common Stock. No additional options to purchase Common
     Stock will become exercisable within 60 days of February 28, 2002.
(10) Ownership consists of: 20,000 shares of Common Stock; and exercisable options to purchase 64,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February
     28, 2002.
(11) Ownership consists of: 41,600 shares of Common Stock; and exercisable options to purchase 18,750 shares of common stock. No additional options to purchase Common Stock will become exercisable within 60 days of February
     28, 2002.
(12) Ownership consists of: exercisable options to purchase 35,000 shares of
     Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 28, 2002.
(13) Ownership consists of: an aggregate of 5,758,278 shares of Common Stock,
     Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred,
     Class B Warrants, Class E Warrants, Class F Warrants and options currently exercisable and exercisable within 60 days of February 28, 2002 to purchase shares of Common Stock.
(14) The number of shares beneficially owned and the percent beneficially owned by each entity or individual assume the exercise of all exercisable options
     (including those that would be exercisable within 60 days of February 28,
     2002), the conversion of all convertible bonds into units consisting of warrants to purchase Common Stock and Convertible Preferred Stock and the
     exercise of all warrants and the conversion into Common Stock of all
     Convertible Preferred Stock owned by such entity or individual. The percent beneficially owned is a fraction the numerator of which is the number of shares of Common Stock beneficially owned by each entity or individual and the denominator of which is the number of outstanding shares of Common
     Stock plus the number of shares of Common Stock which would be issued upon exercise by the subject entity or individual of its/his/her own options and warrants, the conversion into units of its/his/her own convertible bonds and the conversion into Common Stock of its/his/her own Convertible
     Preferred Stock. This method of computing the percent beneficially owned results in the aggregate ownership percentages exceeding 100%.
(*)  Less than one percent
(**) In excess of 100 percent. See note 14.

Item 12. Certain Relationships and Related Transactions

         The Company previously utilized the accounting firm of Golomb, Wills & Company, PC for various financial services. Stephen T. Wills, CPA, MST, a director and former Vice President and Chief Financial Officer of the Company, is a principal of Golomb, Wills & Company, PC. Payments to Golomb, Wills & Company, PC during 2001 and 2000 totaled $0 and $47,390, respectively.

         The Company has a consulting agreement with its founder, former president and former director, Mary G. Clark, RN. In 2001 and 2000 compensation and reimbursed expenses under this agreement were $56,095 and $56,306, respectively.

         The Company purchases marketing services from a firm owned by a director and his son. Total expenses for services rendered in 2001 were $50,816.

         Srini Conjeevaram, a director of the Company, is a general partner in the firm owning $475,000 of convertible bonds outstanding at year end. This firm also holds a significant equity ownership in the Company.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                             Description                                         Page
------                             -----------                                         ----

3.1      Articles of Incorporation effective June 3, 1996 (previously filed as          --
         Exhibit B to the -- Company's Proxy Statement filed on April 23, 1996 and incorporated herein by reference).

3.2      Amendment to the Articles of Incorporation effective February 10, 1998         --
         (previously -- filed as Exhibit A to the Company's Proxy Statement filed on December 22, 1997 and incorporated herein by reference).

3.3      Amendment to the Articles of Incorporation effective October 20, 1998          --
         (previously filed -- as Exhibit A to the Company's Proxy Statement filed on August 14, 1998 and incorporated herein by reference).

3.4      Amendment to the Articles of Incorporation effective May 26, 1999              --
         (previously filed as -- Exhibit A to the Company's Proxy Statement filed on April 13, 1999 and incorporated herein by reference).

3.5      Amendment to the Articles of Incorporation effective August 2, 1999            --
         (previously filed -- as Exhibit 3 to the Company's Form 8-K filed on
         August 6, 1999 and incorporated herein by reference).

3.6      Certificate of Designations, Voting Powers, Preferences and Rights of          --
         the Series of -- Preferred Stock of Derma Sciences, Inc. to be
         Designated Series C Convertible Preferred Stock (previously filed as
         Exhibit 10.05 to the Company's Form 8-K filed on August 20, 1999 and incorporated herein by reference).

3.7      Certificate of Designations, Voting Powers, Preferences and Rights of          --
         the Series of -- Preferred Stock of Derma Sciences, Inc. to be
         Designated Series D Convertible Preferred Stock (previously filed as
         Exhibit 10.05 to the Company's Form 8-K filed on January 10, 2000 and incorporated herein by reference).

3.8      Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the          --
         Company's Form -- 10-QSB filed on August 15, 1997 and incorporated herein by reference).

10.01    Agreement and Plan of Merger dated December 27, 1999 by and among Derma        --
         Sciences, Inc. -- and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on January 10,
         2000 and incorporated herein by reference).

10.02    Stock Purchase Agreement with annexes dated October 29, 1998 by and            --
         among Derma -- Sciences, Inc., the John G. Vogel, Jr. Revocable Trust
         U/A dated August 23, 1995, Martha A. Crimmins, the Gordon E. Cory
         Revocable Trust U/A dated August 24, 1995, John G. Vogel, Jr., Gordon
         E. Cory and Sunshine Products, Inc. (previously filed as Exhibit 2.1 to the Company's Form 8-K filed on November 13, 1998 and incorporated herein by reference).

10.03*   Senior Management Stock Option Agreement, dated April 30, 1997, between        --
         the Company and -- Edward J. Quilty (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.04*   Senior Management Stock Option Agreement, dated April 14, 1997, between        --
         the Company and -- Richard S. Mink (previously filed as Exhibit 10.10 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.05*   Employment Agreement, dated May 7, 1999, between the Company and               --
         Richard S. Mink -- (previously filed as Exhibit 10.05 to the Company's
         Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).

10.06*   Employment Agreement, dated February 1, 1999, between the Company and          --
         Stephen T. Wills, CPA, MST (previously filed as Exhibit 10.06 to the
         Company's Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).

10.07*   Stock Option Agreement, dated July 23, 1997, between the Company and           --
         Stephen T. Wills, -- CPA, MST (previously filed as Exhibit 10.01 to the
         Company's Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).

10.08*   Employment Agreement, dated December 29, 1995, between the Company and         --
         John T. -- Borthwick (previously filed as Exhibit 10.37 to the
         Company's Form 10-KSB filed on March 29, 1996 and incorporated herein by reference).

10.09*   Addendum to Employment Agreement, dated March 5, 1997, between the             --
         Company and John T. -- Borthwick (previously filed as Exhibit 10.38 to the Company's Form 10-KSB filed on March 31, 1997 and incorporated herein by reference).

10.10*   Senior Management Stock Option Agreement, dated April 30, 1997, between        --
         the Company and -- John T. Borthwick (previously filed as Exhibit 10.06 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.11*   Senior Management Stock Option Agreement, dated April 30, 1997, between        --
         the Company and -- Robert P. DiGiovine (previously filed as Exhibit
         10.09 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.12*   Promissory Note, dated January 17, 1995, between the Company and John          --
         T. Borthwick -- (previously filed as Exhibit 10.73 to the Company's
         Form 10-KSB filed on March 30, 1995 and incorporated herein by reference).

10.13    Stock Option Agreement dated October 29, 1998 by and between Derma             --
         Sciences, Inc. and -- John G. Vogel, Jr. (previously filed as Exhibit
         10.01 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).

10.14    Stock Option Agreement dated October 29, 1998 by and between Derma             --
         Sciences, Inc. and -- Martha A. Crimmins (previously filed as Exhibit
         10.02 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).

10.15    Stock Option Agreement dated October 29, 1998 by and between Derma             --
         Sciences, Inc. and -- Gordon E. Cory (previously filed as Exhibit 10.03 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).

10.16    Lease Agreement, dated January 5, 1994, between James S. Reid, Frances         --
         S. Reid and Joan -- R. Milburn and Sunshine Products, Inc. (previously filed as Exhibit 10.38 to the Company's Form 10-KSB filed on March 31,
         1999 and incorporated herein by reference).

10.17    Lease Agreement, dated July 1, 1997, between the Company and Cross             --
         Creek Pointe -- (previously filed as Exhibit 10.44 to the Company's
         Form 10-KSB filed on March 31, 1998 and incorporated by reference).

10.18    Lease Agreement, dated September 1, 1993, between the Company and              --
         Mariotti Building -- Products (previously filed as Exhibit 10.51 to the
         Company's Registration Statement filed on Form SB-2, No. 33-52246-NY, declared effective on May 13, 1994 and incorporated herein by reference).

10.19    Sales Agreement, dated June 4, 1999, between the Company and Beverly           --
         Enterprises, Inc. -- (previously filed as Exhibit 10.01 to the
         Company's Form 8-K filed on June 11, 1999 and incorporated herein by reference.)

10.20    Generic Products Agreement, dated September 29, 1997, between the              --
         Company and -- Innovative Technologies Ltd. (previously filed as
         Exhibit 10.01 to the Company's Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).

10.21    Private Label Agreement, dated September 29, 1997, between the Company         --
         and Innovative -- Technologies Ltd. (previously filed as Exhibit 10.02 to the Company's Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).

10.22    Manufacturers Agreement, dated August 25, 1992, between the Company and        --
         TapeMark -- Company (previously filed as Exhibit 10.50 to the Company's
         Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).

10.23*   Stock Option Plan, dated July 18, 1991 (previously filed as Exhibit            --
         10.01 to the -- Company's Registration Statement and incorporated herein by reference).

10.24*   Stock Option Plan Amendment, dated January 14, 1994 (previously filed          --
         as Exhibit 10.02 -- to the Company's Registration Statement and
         incorporated herein by reference).

10.25*   Stock Option Plan Amendment, dated November 21, 1995 (previously filed         --
         as Exhibit 10.03 -- to the Company's Form 10-KSB filed on March 31,
         1996 and incorporated herein by reference). 10.26* Stock Option Plan
         Amendment, dated July 14, 1998 (previously filed as Appendix C to the
         -- Company's Registration Statement on Form S-4 filed July 17, 1998 and incorporated herein by reference).

10.27*   The Company's 401(k) Plan, dated June 30, 1995 (previously filed as            --
         Exhibit 10.56 to -- the Company's Form 10-KSB filed on March 31, 1996 and incorporated herein by reference).

10.28*   401(k) Plan Amendment, dated January 1, 2000 (previously filed as              --
         Exhibit 10.28 to the -- Company's Form 10-KSB/A-1 filed on August 10,
         2001 and incorporated herein by reference).

10.29*   Employment Agreement, dated February 1, 2000, between the Company and          --
         John T. Borthwick -- (previously filed as Exhibit 10.29 to the
         Company's Form 10-KSB/A-1 filed on August 10, 2001 and incorporated herein by reference).

10.30*   Employment Agreement, dated December 30, 1998, between the Company and         --
         Mary C. -- Antensteiner (previously filed as Exhibit 10.30 to the
         Company's Form 10-KSB/A-1 filed on August 10, 2001 and incorporated herein by reference).

10.31*   Stock Option Agreement, dated August 28, 2000, between the Company and         --
         John E. Yetter, -- CPA (previously filed as Exhibit 10.31 to the
         Company's Form 10-KSB/A-1 filed on August 10, 2001 and incorporated herein by reference).

10.32    Purchase Agreement, dated July 18, 2000, between the Company and Edward        --
         J. Quilty, -- Kensington Management Group, LLC, Dolphin Offshore
         Partners and Redwood Asset Management (previously filed as Exhibit
         10.01 to the Company's Form 8-K/A filed August 14, 2000 and incorporated by reference).

10.33    Registration Rights Agreement, dated July 18, 2000, between the Company        --
         and Edward J. -- Quilty, Kensington Management Group, LLC, Dolphin
         Offshore Partners and Redwood Asset Management (previously filed as
         Exhibit 10.02 to the Company's Form 8-K/A filed August 14, 2000 and incorporated by reference).

10.34    Warrant Agreement, dated July 18, 2000, between the Company and Edward         --
         J. Quilty, -- Kensington Management Group, LLC, Dolphin Offshore
         Partners and Redwood Asset Management (previously filed as Exhibit
         10.03 to the Company's Form 8-K/A filed August 14, 2000 and incorporated by reference).

10.35    Distribution Agreement, dated July 13, 2000, between the Company and           --
         Merit Medical -- Systems, Inc. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed August 1, 2000 and incorporated by reference).

10.36*   Employment Agreement, dated June 1, 2001, between the Company and              --
         Edward J. Quilty -- (previously filed as Exhibit10.01 to the Company's
         Form 8-K filed June 13, 2001 and incorporated herein by reference).

10.37*   Employment Agreement, dated May 22, 2001, between the Company and John         --
         E. Yetter, CPA -- (previously filed as Exhibit10.02 to the Company's
         Form 8-K filed June 13, 2001 and incorporated herein by reference).

10.38    Bond Amendment Agreement, dated January 5, 2001 between the Company and        --
         Galen Partners III, L.P., Galen Partners International III, L.P. and
         Galen Employee Fund III, L.P. (previously filed as Exhibit 10.01 to the
         Company's Form 8-K filed March 19, 2001 and incorporated herein by reference).

10.39*   Employment Agreement, dated December __, 2001, between the Company and         --
         John T. -- Borthwick.

10.40*   Employment Agreement, dated December __, 2001, between the Company and         --
         Mary C. Antensteiner.

21       Information relative to subsidiaries.                                          --

23.1     Consent of Ernst & Young LLP.                                                  --
____________________________
* Management contract or compensatory plan.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter, 2001.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

March 29, 2002	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

Signatures:	Title:

/s/ Edward J. Quilty	President, Chief Executive Officer and Chairman of the Board
Edward J. Quilty	of Directors (Principal Executive Officer)

/s/ John E. Yetter	Vice President and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ James T. O'Brien	Director
James T. O'Brien