Form 10QSB
period 2002-03-31
DERMA SCIENCES INC
filed 2002-05-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2002
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: March 31, 2002	Class: Common Stock, par value $.01 per share
Shares Outstanding: 3,707,109

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

DERMA SCIENCES, INC.

Consolidated Balance Sheets

=============================================================================================
                                                                   March 31,     December 31,
                                                                      2002           2001
ASSETS                                                            (Unaudited)
---------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                     $    577,581    $    524,783
  Restricted cash                                                    565,000          -
  Accounts receivable, net                                           946,024         914,458
  Inventories, net                                                 1,567,478       1,787,247
  Prepaid expenses and other current assets                          158,997          54,661
---------------------------------------------------------------------------------------------
Total current assets                                               3,815,080       3,281,149

Property and equipment, net                                          187,074         169,708
Goodwill and other intangibles, net                                1,264,433       1,268,827
Other assets                                                         154,392          -
---------------------------------------------------------------------------------------------
Total Assets                                                    $  5,420,979    $  4,719,684

---------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                              $    484,494    $    551,428
  Accrued expenses                                                   246,262         392,649
  Convertible bonds                                                    -             475,000
  Other current liabilities                                          565,000          -
---------------------------------------------------------------------------------------------
Total current liabilities                                          1,295,756       1,419,077
---------------------------------------------------------------------------------------------
Total Liabilities                                                  1,295,756       1,419,077
---------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 2,407,109 shares in 2002 and 2001           24,071          24,071
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 3,150,409 shares in 2002;
  1,960,009 shares in 2001 (liquidation preferences of
  $5,860,240 at March 31, 2002)                                       31,504          19,600
Additional paid-in capital                                        14,736,379      13,987,882
Accumulated deficit                                              (10,666,731)    (10,730,946)
---------------------------------------------------------------------------------------------
Total Shareholders' Equity                                         4,125,223       3,300,607
---------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                      $  5,420,979    $  4,719,684
=============================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

==========================================================================================
                                                                  Three months ended
                                                                        March 31,
                                                                  2002            2001
------------------------------------------------------------------------------------------
Net sales                                                      $2,114,491      $2,371,058

Cost of sales                                                     949,954       1,281,779
------------------------------------------------------------------------------------------
Gross Profit                                                    1,164,537       1,089,279
------------------------------------------------------------------------------------------
Operating expenses                                                985,521       1,031,979
Interest expense                                                  124,375          49,022
Other income, net                                                  (9,574)           (911)
------------------------------------------------------------------------------------------
Total Expenses                                                  1,100,322       1,080,090
------------------------------------------------------------------------------------------
Income before provision for income taxes                           64,215           9,189
Provision for income taxes                                           -               -
------------------------------------------------------------------------------------------
Net Income                                                     $   64,215      $    9,189
------------------------------------------------------------------------------------------
Income per common share - basic                                $     0.03      $     0.00
------------------------------------------------------------------------------------------
Income per common share - diluted                              $     0.01      $     0.00
------------------------------------------------------------------------------------------
Shares used in computing income per common share - basic        2,407,109       2,279,871
--------------------------------------------------------------------------- --------------
Shares used in computing income per common share - diluted      5,843,397       4,351,918
==========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows (Unaudited)

=================================================================================================
                                                                            Three months ended
                                                                                 March 31,
                                                                            2002           2001
-------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                          $  64,215      $   9,189
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
       Depreciation                                                        16,615         19,352
       Amortization                                                         4,394         30,918
       Non-cash financing costs                                           127,700         40,000
       Provision for bad debts                                             20,000         25,163
       Provision for rebates                                              (15,000)           333
       Provision for inventory obsolescence                                 9,000         20,609
       Changes in operating assets and liabilities
           Restricted cash                                               (565,000)        50,771
           Accounts receivable                                            (36,566)       326,953
           Inventories                                                    210,769        (90,031)
           Prepaid expenses and other current assets                     (109,336)       (87,955)
           Other assets                                                  (111,892)         -
           Accounts payable                                               (66,934)       (65,449)
           Accrued expenses                                               (26,187)      (127,883)
           Other current liabilities                                      565,000           -
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  86,778        151,970
-------------------------------------------------------------------------------------------------
Investing Activities
    Purchases of property and equipment                                   (33,980)       (20,151)
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (33,980)       (20,151)
-------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                         -          (50,771)
-------------------------------------------------------------------------------------------------
Net cash used in financing activities                                         -          (50,771)
-------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                  52,798         81,048

Cash and cash equivalents
  Beginning of period                                                     524,783        424,165
-------------------------------------------------------------------------------------------------
  End of period                                                         $ 577,581      $ 505,213
-------------------------------------------------------------------------------------------------

Supplemental cash flow information
  Conversion of bonds payable and accrued interest to preferred stock    $595,200           -
  Common stock and warrants issued for debt conversion/extension         $120,200       $160,000
  Bond conversion reset provision charge to paid-in capital               $45,000           -
=================================================================================================

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

         Basis of Presentation

         Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

         Net Income per Share – Net income per common share – basic is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share – diluted reflects the potential dilution of earnings by including other common stock equivalents, including stock options, warrants, convertible preferred stock and convertible bonds in the weighted average number of common shares outstanding for a period, if dilutive.

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

         Patents and Trademarks – Patents and trademarks are stated on the basis of cost and are amortized over 12 to 17 years on a straight-line basis.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         Goodwill – Goodwill relates to the acquisition of Sunshine Products, Inc. in 1998. The Company does not believe that the goodwill is impaired. However, an impairment charge would be recognized if the Company expected that the present value of future earnings from Sunshine Products, Inc. did not exceed the unamortized goodwill.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 for the three months ended March 31, 2001 would have resulted in an increase in net income of approximately $26,500. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of this test will be on the earnings and financial position of the Company.

         Revenue Recognition – The Company operates in three segments, wound care, wound closure-fasteners and skin care. Sales are recorded when product is shipped and title passes to customers. Gross sales are adjusted for cash discounts, Medicaid rebates and trade rebates to derive net sales. Freight costs to ship product to customers are recorded as a component of cost of sales.

         Advertising and Promotion Costs – Advertising and promotion costs are expensed in the year incurred.

2.      Accounts Receivable

         Accounts Receivable comprise the following:

                                                        March 31,      December 31,
                                                           2002            2001
                                                       -----------     -----------

        Trade accounts receivable                     $1,074,319       $1,051,283
        Less:  Allowance for doubtful accounts           (58,658)         (50,000)
               Allowance for trade rebates               (85,000)        (100,000)
                                                         --------        ---------
           Net trade receivables                         930,661          901,283
        Other receivables                                 15,363           13,175
                                                         -------          -------
           Total receivables                          $  946,024       $  914,458
                                                       =========        =========

3.      Inventories

         Inventories comprise the following:

                                                        March 31,      December 31,
                                                          2002             2001
                                                          ----             ----

        Finished goods                                $1,320,293       $1,617,449
        Packaging materials                              255,227          268,001
        Raw materials                                     96,661           96,797
                                                       ---------        ---------
             Gross inventory                           1,672,181        1,982,247
        Reserve for obsolescence                        (104,703)        (195,000)
                                                      -----------      -----------

             Net inventory                            $1,567,478       $1,787,247
                                                      ==========       ==========

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

4.      Property and Equipment

         Property and equipment comprise the following:

                                                        March 31,      December 31,
                                                          2002             2001
                                                          ----             ----

        Machinery and equipment                       $  380,288       $  360,188
        Furniture and fixtures                           682,216          668,336
                                                       ---------          -------
             Gross property and equipment              1,062,504        1,028,524
        Less:  Accumulated depreciation                 (875,430)        (858,816)
                                                        ---------        ---------

             Net property and equipment               $  187,074       $  169,708
                                                       =========        =========

5.      Goodwill, Patents and Trademarks

         Goodwill, patents and trademarks comprise the following:

                                                        March 31,      December 31,
                                                          2002             2001
                                                          ----             ----

        Goodwill                                      $1,497,364       $1,497,364
        Less:  Accumulated amortization                 (386,397)        (386,397)
                                                      -----------      -----------
             Net goodwill                              1,110,967        1,110,967
                                                       ---------        ---------

        Patents and trademarks                           451,417          451,417
        Less:  Accumulated amortization                 (297,951)        (293,557)
                                                      -----------      -----------
             Net patents and trademarks                  153,466          157,860
                                                      ----------       ----------

             Net goodwill, patents and trademarks     $1,264,433       $1,268,827
                                                       =========        =========

         Amortization of goodwill was discontinued effective January 1, 2002 in accordance with SFAS No. 142. Goodwill amortization expense was $26,500 in the first quarter of 2001.

6.      Bank Line of Credit

         The Company previously had a $1,000,000 bank line of credit facility fully secured with cash deposited with the bank. On November 5, 2001, the Company paid off its outstanding loan balance and did not renew the line of credit facility. At March 31, 2001, $589,229 of the line of credit facility was outstanding.

7.      Convertible Bonds

         Effective January 7, 2002, bondholders of all the Company’s issued and outstanding Series C and D convertible bonds converted the entirety of the $475,000 principal and $120,200 accrued interest into units at a rate of one unit for each $0.50 of principal and interest converted. Each unit consists of one share of Series C or Series D Preferred Stock and one and one tenth warrants to purchase one share of common stock at a per share exercise price of $0.57 (“Series F Warrants”). Each share of preferred stock is convertible into common stock on a one-for-one basis. Principal and accrued interest under the bonds totaling $595,200 were converted into 1,190,400 shares of convertible preferred stock and 1,309,441 warrants.

         Further, if prior to July, 2003, the Company offers for sale its common stock at a price per share below $0.50 or its warrants at a per share exercise price of less than $0.57, then the Company has agreed to: (1) issue to the bondholders such additional shares of preferred stock and warrants as, when added to the preferred stock and warrants previously issued, equal the shares of preferred stock and warrants that would have been issued using the

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

lower common stock price as the conversion rate, and (2) lower the per share exercise price of the Series F Warrants to the lower per share exercise price.

         In connection with the conversion, the Company recognized an imputed non-cash interest charge of $165,200. A charge of $45,000 was taken to account for the value of the reset concession granted to the bondholders. This charge is being amortized over the eighteen-month term of the reset concession. A charge of $120,200 was taken immediately to account for the conversion terms associated with the accrued interest.

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

         There are 1,119,055 shares of Series C Convertible Preferred Stock (“Series C Preferred”) outstanding. The Series C Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.72 per share, votes as a class on matters affecting the Series C Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 1,204,680 shares of Series D Convertible Preferred Stock (“Series D Preferred”) outstanding. The Series D Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.53 per share, votes as a class on matters affecting the Series D Preferred and maintains voting rights identical to the Common Stock on all other matters.

         Stock Purchase Warrants

         At March 31, 2002, the Company had warrants outstanding to purchase the Company’s common stock as outlined below:

          Series       Number of Warrants      Exercise Price    Expiration Date
          ------       ------------------      --------------    ---------------

             B                 666,673               $6.75       June 15, 2002
             E               2,200,009               $0.85       July 18, 2005
             F               1,309,441               $0.57       January 6, 2007

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         Other Equity Transactions

         The Company initiated in January 2002 a private offering of 2,000,000 shares of its common stock at a price of $0.50 per share. The proceeds will be used to fund an acquisition or other strategic initiatives of the Company approved by the purchasers. In the event the proceeds are not so utilized by July 31, 2002, each purchaser has the option to rescind his/its purchase of common stock and receive all consideration paid therefor. This right of rescission must be exercised, if at all, prior to August 31, 2002.

         At March 31, 2002 the Company had concluded subscription agreements with its president, together with 15 other individuals and institutional investors, for the sale of 1,300,000 shares of common stock for a total investment of $650,000 from the above private placement. At March 31, 2002, subscriptions totaling $565,000 had been funded. This $565,000 has been recorded as Restricted Cash and Other Current Liabilities on the balance sheet as of March 31, 2002 and will be so recorded until the rescission rights relative to this investment lapse.

         The shares issued subject to the right of rescission have not been reported as outstanding or considered in the earnings per share calculation as they are deemed to be temporary equity.

         In February 2001, a total of 229,169 shares of Series B, C and D Preferred Stock were converted into 229,169 shares of Common Stock. In January 2001, 57,000 shares of Common Stock were issued as consideration for extending the maturity date of the Convertible Bonds.

9.      Income Taxes

         No provision for income taxes has been made in the first quarter 2002, given the Company's available net operating loss carry forwards.

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

10.      Operating Segments

         The Company consists of three operating segments, wound care, wound closure-fasteners and skin care. Products in the wound care segment consist of dressings, ointments and sprays designed to treat chronic wounds. Wound closure-fasteners products include wound closure strips, nasal tube fasteners, a variety of catheter fasteners and net dressings. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care / hygiene programs.

         Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. The manufacture of wound care and wound closure-fastener products is primarily outsourced. Skin care products are manufactured in-house with the exception of the bath sponge line. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         Segment sales and gross profit for the three months ended March 31, 2002 and 2001 are as follows:

                             Three Months Ended March 31, 2002
                             ---------------------------------

                                Wound Closure-                                  Total
                  Wound Care      Fasteners      Skin Care     Other Costs     Company
                  ----------      ---------      ---------     -----------     -------

Net sales         $750,079         $767,770       $596,642             ---    $2,114,491
                   -------          -------        -------      ----------     ---------

Gross profit       571,514          392,943        200,080             ---     1,164,537
Total expenses         ---              ---            ---     ($1,100,322)   (1,100,322)
                                                                               ---------
Net income                                                                    $   64,215
                                                                             ===========

                             Three Months Ended March 31, 2001
                             ---------------------------------

                                Wound Closure-                                  Total
                  Wound Care      Fasteners      Skin Care     Other Costs     Company
                  ----------      ---------      ---------     -----------     -------

Net sales          $675,786          $766,325     $928,947            ---     $2,371,058
                    -------           -------      -------    ------------     ---------

Gross profit        529,426           394,313      165,540            ---      1,089,279
Total expenses          ---               ---        ---      ($1,080,090)    (1,080,090)
                                                                              -----------
Net income                                                                    $    9,189
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

         International sales were $169,000 in 2002 and $115,000 in 2001. Wound closure-fastener sales represent the majority of international sales.

11.      Deferred Costs

         The Company deferred $115,000 of costs during the first quarter 2002 relating to the potential acquisition of a business, debt financing costs associated with securing a collateralized line of credit and equity issuance costs associated with a private placement offering. These costs are included in Other Assets on the balance sheet at March 31, 2002. Through April 30, 2002, additional costs of $60,000 have been deferred. These deferred costs will be expensed if the transactions are not completed.

12.      Subsequent Events

         On April 30, 2002, the Company entered into a three year revolving credit facility agreement (the “Agreement”) for a maximum principal amount of $2,500,000. Advances may be drawn, repaid and redrawn, from time to time as permitted under the Agreement. The Company may request advances under the Agreement up to the value of eighty-five percent (85%) of eligible receivables (as defined) and fifty percent (50%) of eligible finished goods inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the rate of prime plus 2.5% per annum, but not less than 7.5% per annum. The Company will pay a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding each month. In addition, the Company will pay a monthly unused line fee at the rate of 0.6% per annum upon the difference between the daily average amount of advances outstanding and $2,500,000. Outstanding advances are secured by all existing and

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

after-acquired tangible and intangible assets of the company. At April 30, 2002, maximum potential advances under the Agreement are estimated to be in the range of $1.2 to $1.4 million. Advances will be utilized to fund strategic initiatives and general working capital requirements. Lender and legal fees of approximately $75,000 ($55,000 at March 31, 2002) will be deferred and amortized to interest expense over the three-year term of the Agreement.

         Over the term of the Agreement, the Company has agreed to comply with the following covenants as measured at the end of each month for the average of the three most recent calendar months: (a) the Company will maintain a positive EBITDA (earnings before interest, taxes, depreciation and amortization), and (b) the fixed charge ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends) shall not be less that 1.2:1.0. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Agreement.

         The Company may terminate the Agreement at any time by paying off all outstanding indebtedness and any other payments due lender. Early termination fees of $50,000 or $25,000 are payable if termination occurs before April 30, 2003 or April 30, 2004, respectively. There is no fee for termination of the Agreement after April 30, 2004.

DERMA SCIENCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001.

Results of Operations

         Net sales decreased $256,567, or 10.8%, to $2,114,491 in the first quarter 2002 from $2,371,058 in the first quarter 2001. Gross profit increased $75,258, or 6.9%, to $1,164,537 in the first quarter 2002 from $1,089,279 in the first quarter 2001. Gross Profit margins increased to 55.1% in the first quarter 2002 from 45.9% in the first quarter 2001. Operating expenses decreased $46,458, or 4.5%, in the first quarter 2002 to $985,521 from $1,031,979 in the first quarter 2001. Interest expense increased $75,353 in the first quarter 2002 to $124,375 from $49,022 in the first quarter 2001. Net income of $64,215 was generated in the first quarter of 2002 versus net income of $9,189 in the first quarter of 2001.

Sales Overview

         The Company’s sales are derived from its wound care, wound closure-fasteners and skin care product lines. Wound care sales consist mainly of Dermagran ointment and spray and hydrophilic wound dressings. Wound closure-fasteners sales consist primarily of wound closure strips and catheter fasteners. Skin care sales consist of bath sponges, body washes, shampoos, incontinent care products, skin conditioners, disinfectants and deodorizers.

         Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                  Quarter Ended March 31,
                                  -----------------------
                                  2002              2001
                                  ----              ----

Gross Sales                    $2,300,901       $2,683,647

Trade rebates                    (124,372)        (239,911)
Cash discounts                    (43,413)         (53,928)
Medicaid rebates                  (18,625)         (18,750)
                                  --------         --------

Net Sales                      $2,114,491       $2,371,058
                               ==========       ==========

         Gross sales were down $382,746, or 14.3%, quarter to quarter reflecting lower skin care sales associated principally with the loss of the Beverly supply agreement. Trade rebates were down significantly due to the reduction in rebate intensive Beverly skin care sales and discontinuation of a wound care related incentive rebate agreement in November 2001. Cash discounts are down due to the lower sales base and efforts undertaken by the Company to improve adherence to terms.

         The following table presents net sales by product line expressed in dollars and percentage change:

                                  Quarter Ended March 31,
                                  -----------------------
Product Line                      2002              2001             Variance
                                  ----              ----             --------

Wound care                     $  750,079       $  675,786      $ 74,293    11.0%
Wound closure-fasteners           767,770          766,325         1,445     0.2%
Skin care                         596,642          928,947      (332,305)  (35.8)%
                               ----------       ----------      ---------

Total                          $2,114,491       $2,371,058     ($256,567)  (10.8)%
                               ==========       ==========     ==========

         Skin care sales decreased principally due to the loss of the Beverly supply agreement effective May 31, 2001. Market pressure in a competitive marketplace also contributed. Sales of the Company’s new bath sponge included in this product line were $13,323. The increase in wound care sales was largely attributable to increases in sales of impregnated gauze dressings. These sales were depressed in the first quarter 2001 due to backorders. In addition, first quarter 2002 wound care sales benefited from discontinuation of an incentive rebate agreement with a major customer in November 2001. Overall, wound closure-fastener sales were flat. Suture strips experienced growth due to new business associated with a private label agreement entered into in the second half of 2001. Catheter fasteners exhibited good growth in the first quarter. Offsetting these gains were lower Percu-Stay sales due to supply interruptions from the product’s supplier.

Net Sales, Cost of Sales and Gross Profit

         The Company's net sales, cost of sales, gross profit and gross profit margins for the first quarter of 2002 and 2001 are outlined in the table below:

                                Quarter Ended March 31,
                                -----------------------
                           2002                         2001                 Variance
                  --------------------     --------------------     ----------------------

Net sales         $2,114,491    100.0%     $2,371,058    100.0%      ($256,567)    (10.8%)
Cost of sales        949,954     44.9%      1,281,779     54.1%        331,825      25.9%
                  ----------   -------      ---------   -------      ---------

Gross profit      $1,164,537     55.1%     $1,089,279     45.9%      $  75,258       6.9%
                  ==========   =======     ==========   =======      =========

         Gross profit and profit margins increased in the first quarter 2002 versus the first quarter 2001 due principally to favorable sales mix. Higher margined wound care sales increased to 36% of quarterly sales in 2002 versus 29% in 2001. Conversely, lower margined skin care sales decreased to 29% of quarterly sales in 2002 from 39% in 2001. Skin care line margins improved significantly in 2002 due to cost reduction initiatives implemented in response to the loss of the Beverly business in 2001 and the reclassification of certain overhead costs previously charged to cost of sales to operating expense in 2002.

Operating Expenses

         A summary of selling, marketing and general administrative expenses for the first quarter 2002 and 2001 are outlined in the table below.

                            Quarter Ended March 31,
                            -----------------------
                             2002             2001                Variance
                             ----             ----        ---------------------

Selling                   $348,703     $   380,645         ($31,942)     (8.4%)
Marketing                   64,574          63,794              780       1.2%
General administrative     572,244         587,540         (15,296)     (2.6%)
                           -------      ----------         ---------

         Total            $985,521      $1,031,979         ($46,458)     (4.5%)
                          ========      ==========         =========

         Selling expenses are down quarter to quarter due to the elimination of a sales administration position in April 2001 and lower commission expense associated with the reorganization of the manufacturer representative network early in the first quarter 2002. Marketing costs were essentially flat quarter to quarter. In 2002, marketing spending was directed in support of higher advertising and promotion efforts, while clinical support activities were reduced versus the prior year. The decrease in general administrative expense reflects discontinuation of goodwill amortization of $26,500 coupled with lower other general administrative spending due to cost containment initiatives partially offset by higher compensation and benefit costs for existing personnel.

Interest Expense, net

         Interest expense, net increased $75,353 to $124,375 in the first quarter 2002 from $49,022 in the first quarter 2001. The increase is attributable to an imputed non-cash interest charge of $127,700 associated with the conversion of the Company’s Series C and D bonds and accrued interest outstanding in January 2002. This increase was partially offset by the non-recurrence of $40,000 of non-cash interest expense associated with amortizing the consideration granted in January 2001 to extend the maturity date of the outstanding Series C and D convertible bonds, a significant reduction in convertible bond interest expense associated with the conversion in early January 2002 and elimination of line of credit interest expense due to payoff of the line in November 2001.

Provision for Income Taxes

         No provision for income taxes has been provided in the first quarter of 2002 and 2001 given available net operating loss carry forwards.

Net Income

         The Company generated net income of $64,215, or $0.03 per share (basic) and $0.01 per share (diluted), in the first quarter 2002 compared to net income of $9,189, or $0.00 per share (basic) and $0.00 per share (diluted) in the first quarter 2001. Non-cash imputed interest costs of $127,700 and $40,000 were included in first quarter 2002 and 2001 net income, respectively. In addition, first quarter 2001 net income includes $26,500 of goodwill amortization expense.

Liquidity and Capital Resources

         Operating results for the first quarter 2002 versus the corresponding period last year are positive. Sales, while softer than expected, are comparable with the last two quarters. Operating expenses remain in line with revenues and cash flow is positive.

         At March 31, 2002 and 2001, the Company had unrestricted cash and cash equivalents of $577,581 and $505,213, respectively. Cash of $86,778 was provided by operations in the first quarter of 2002. Working capital improved $927,934 at March 31, 2002 to $2,519,324 from $1,591,390 at March 31, 2001. The improvement in working capital is principally attributable to the $595,200 conversion of the Company’s Series C and D bonds and accrued interest in January 2002 and a significant reduction in accounts payable reflecting the Company’s improving cash flow.

         Effective January 7, 2002, bondholders of all the Company’s issued and outstanding Series C and D convertible bonds converted the entirety of the $475,000 principal and $120,200 accrued interest into units at a rate of one unit for each $0.50 of principal and interest converted. Each unit consists of one share of Series C or Series D Preferred Stock and one and one tenth warrants to purchase one share of common stock at a per share exercise price of $.057 (“Series F Warrants”). Each share of preferred stock is convertible into common stock on a one-for-one basis. Principal and accrued interest under the bonds totaling $595,200, were converted into 1,190,400 shares of convertible preferred stock and 1,309,441 warrants.

         Further, if prior to July, 2003 the Company offers for sale its common stock at a price per share below $.050 or its warrants with a per share exercise price of less than $0.57, then the Company has agreed to: (1) issue to the bondholders such additional shares of preferred stock and warrants as, when added to the preferred stock and warrants previously issued, equal the shares of preferred stock and warrants that would have been issued using the lower common stock price as the conversion rate, and (2) lower the per share exercise price of the Series F Warrants to the lower per share exercise price.

         In connection with the conversion, the Company recognized imputed non-cash interest charges of $165,200. A charge of $45,000 was taken to account for the value of the reset concession granted the bondholders. This charge is being amortized over the eighteen-month term of the reset provision. A charge of $120,200 was taken immediately to account for the beneficial reduction in conversion terms associated with the accrued interest.

         The Company initiated in January 2002 a private offering of 2,000,000 shares of its common stock at a price of $0.50 per share. The proceeds will be used to fund an acquisition or other strategic initiatives of the Company approved by the purchasers. In the event the proceeds are not so utilized by July 31, 2002, each purchaser has the option to rescind his/its purchase of common stock and receive all consideration paid therefor. This right of rescission must be exercised, if at all, prior to August 31, 2002.

         At March 31, 2002 the Company had concluded subscription agreements with its president, together with 15 other individuals and institutional investors, for the sale of 1,300,000 shares of common stock for a total investment of $650,000 from the above private placement. At March 31, 2002, subscriptions totaling $565,000 had been funded. This $565,000 has been recorded as Restricted Cash and Other Current Liabilities on the balance sheet as of March 31, 2002 and will be so recorded until the rescission rights relative to this investment lapse.

         During the first quarter 2002, the Company deferred charges of $115,000 related to the ongoing evaluation of strategic initiatives, securing debt financing and private placement issuance costs. These costs are included in Other Assets on the balance sheet. Through April 30, 2002 additional costs of $60,000 have been deferred. These deferred costs will be expensed if the transactions are not completed as planned.

         On April 30, 2002, the Company entered into a three year revolving credit facility agreement (the “Agreement”) for a maximum principal amount of $2,500,000. The Company may request advances under the Agreement up to the value of eighty-five percent (85%) of eligible receivables and fifty percent (50%) of eligible finished goods inventory (as defined). Interest on outstanding advances is payable at the rate of prime plus 2.5% per annum, but not less than 7.5% per annum. Additional fees include a collateral management fee of 1.5% per annum on average outstanding advances and an unused line fee of 0.6% per annum. At current prime interest rates and Company borrowing capacity, the overall effective interest rate is anticipated to be approximately 9.5% per annum. Outstanding advances are secured by all existing and after-acquired tangible and intangible assets of the Company.

         At April 30, 2002, maximum potential advances under the Agreement are estimated to be in the range of $1.2 to 1.4 million. Advances will be utilized to fund strategic initiatives and general working capital requirements.

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol “DMS.” The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

         Prospectively, the Company expects to build on the momentum created in 2001 in a competitive market place. Modest sales and profitability growth are projected in 2002. Sales are projected to grow based upon identified new customers, new products and expanded sales and marketing efforts. Steps are planned to better control product costs and minimize year-to-year cost increases. Operating expenses will continue to be properly balanced with revenues. Cash flow is projected to improve in concert with the Company’s operating performance.

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

Part II - Other Information

Item 1. Legal Proceedings

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits. All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on April 1, 2002, are incorporated herein by reference.

         (b) Reports on Form 8-K. Forms 8-K were filed on March 5, 2002 relative to the Registrant’s private placement of securities and on March 7, 2002 relative to the conversion into equity of the Registrant’s Series C and Series D Convertible Bonds.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: May 14, 2002	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer