Form 10QSB
period 2002-06-30
DERMA SCIENCES INC
filed 2002-08-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2002
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: June 30, 2002	Class: Common Stock, par value $.01 per share
Shares Outstanding: 4,211,276

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	22

Item 6.	Exhibits and Reports on Form 8-K	22

DERMA SCIENCES, INC.

Consolidated Balance Sheets

=============================================================================================
                                                                   June 30,      December 31,
                                                                     2002            2001
ASSETS                                                           (Unaudited)
---------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                     $ 1,139,274     $    524,783
  Restricted cash                                                    60,000            -
  Accounts receivable, net                                          986,277          914,458
  Inventories, net                                                1,776,220        1,787,247
  Prepaid expenses and other current assets                         180,732           54,661
---------------------------------------------------------------------------------------------
Total current assets                                              4,142,503        3,281,149
Property and equipment, net                                         180,878          169,708
Goodwill                                                          1,110,967        1,110,967
Patents and trademarks                                              149,072          157,860
Other assets, net                                                   246,878            -
---------------------------------------------------------------------------------------------
Total Assets                                                    $ 5,830,298     $  4,719,684
---------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                              $   852,574     $    551,428
  Accrued expenses                                                  219,707          392,649
  Convertible bonds                                                   -              475,000
  Other current liabilities                                          60,000            -
---------------------------------------------------------------------------------------------
Total current liabilities                                         1,132,281        1,419,077
---------------------------------------------------------------------------------------------
Total Liabilities                                                 1,132,281        1,419,077
---------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
   issued and outstanding: 4,211,276 shares in 2002 and
   2,407,109 shares in 2001                                           42,113           24,071
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,526,242 shares in 2002;
   1,960,009 shares in 2001 (liquidation preferences of
   $4,460,237 at June 30, 2002)                                      25,262           19,600
Additional paid-in capital                                       15,288,986       13,987,882
Accumulated deficit                                             (10,658,344)     (10,730,946)
---------------------------------------------------------------------------------------------
Total Shareholders' Equity                                        4,698,017        3,300,607
---------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                      $ 5,830,298     $  4,719,684
=============================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

===========================================================================================
                                                                   Three months ended
                                                                         June 30,
                                                                   2002            2001
-------------------------------------------------------------------------------------------
Net sales                                                       $2,076,724      $2,381,808

Cost of sales                                                      900,678       1,222,871
-------------------------------------------------------------------------------------------
Gross Profit                                                     1,176,046       1,158,937
-------------------------------------------------------------------------------------------
Operating expenses                                               1,071,692       1,115,501
Interest expense                                                     6,723          44,828
Other (income)/expense, net                                         89,244         (22,396)
-------------------------------------------------------------------------------------------
Total Expenses                                                   1,167,659       1,137,933
-------------------------------------------------------------------------------------------
Income before provision for income taxes                             8,387          21,004
Provision for income taxes                                           -               -
-------------------------------------------------------------------------------------------
Net Income                                                      $    8,387      $   21,004
-------------------------------------------------------------------------------------------
Income per common share - basic                                 $    0.00       $    0.01
-------------------------------------------------------------------------------------------
Income per common share - diluted                               $    0.00       $    0.00
-------------------------------------------------------------------------------------------
Shares used in computing income per common share - basic         3,854,609       2,407,109
-------------------------------------------------------------------------------------------
Shares used in computing income per common share - diluted       7,154,322       4,370,451
===========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

===========================================================================================
                                                                     Six months ended
                                                                         June 30,
                                                                   2002            2001
-------------------------------------------------------------------------------------------
Net sales                                                       $4,191,215      $4,752,866

Cost of sales                                                    1,850,632       2,504,650
-------------------------------------------------------------------------------------------
Gross Profit                                                     2,340,583       2,248,216
-------------------------------------------------------------------------------------------
Operating expenses                                               2,057,213       2,147,480
Interest expense                                                   131,098          93,850
Other (income)/expense, net                                         79,670         (23,307)
-------------------------------------------------------------------------------------------
Total Expenses                                                   2,267,981       2,218,023
-------------------------------------------------------------------------------------------
Income before provision for income taxes                            72,602          30,193
Provision for income taxes                                           -               -
-------------------------------------------------------------------------------------------
Net Income                                                      $   72,602      $   30,193
-------------------------------------------------------------------------------------------
Income per common share - basic                                 $    0.02       $    0.01
-------------------------------------------------------------------------------------------
Income per common share - diluted                               $    0.01       $    0.01
---------------------------------------------------------------------------- --------------
Shares used in computing income per common share - basic         3,438,970       2,343,490
-------------------------------------------------------------------------------------------
Shares used in computing income per common share - diluted       6,814,264       4,361,185
===========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows (Unaudited)

===========================================================================================
                                                                      Six months ended
                                                                           June 30,
                                                                    2002            2001
-------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                  $   72,602      $   30,193
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
       Depreciation                                                 35,311          40,083
       Amortization                                                 28,527          61,836
       Non-cash financing costs                                    120,200          80,000
       Provision for bad debts                                      21,814          56,678
       Provision for rebates                                       (25,000)        (23,644)
       Provision for inventory obsolescence                         19,297          41,899
       Changes in operating assets and liabilities
           Restricted cash                                         (60,000)         59,545
           Accounts receivable                                     (13,633)        405,064
           Inventories                                              (8,270)       (275,290)
           Prepaid expenses and other current assets              (126,071)        (62,624)
           Other assets                                             (3,718)          -
           Accounts payable                                        301,146        (126,237)
           Accrued expenses                                        (52,742)       (123,639)
           Other current liabilities                                60,000           -
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                           369,463        163,864
-------------------------------------------------------------------------------------------
Investing Activities
    Purchases of property and equipment                            (46,481)        (29,029)
    Deferred acquisition costs                                    (132,602)          -
-------------------------------------------------------------------------------------------
Net cash used in investing activities                              (179,083)       (29,029)
-------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                -             (59,545)
    Deferred financing costs                                       (85,297)          -
    Proceeds from issuance of stock, net of issuance costs         509,408           -
-------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 424,111        (59,545)
-------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           614,491         75,290

Cash and cash equivalents
  Beginning of period                                              524,783         424,165
-------------------------------------------------------------------------------------------
  End of period                                                 $1,139,274      $  499,455
-------------------------------------------------------------------------------------------

Supplemental cash flow information
  Conversion of bonds payable and accrued interest to
     preferred stock                                              $595,200           -
  Common stock and warrants issued for debt
     conversion/extension                                         $120,200        $160,000
  Bond conversion reset provision charge to paid-in capital        $45,000           -
  Stock subscriptions receivable                                   $55,000           -
===========================================================================================

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         Goodwill and Other Intangible Assets – On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

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

2.      Accounts Receivable

         Accounts Receivable comprise the following:

                                                      June 30,      December 31,
                                                        2002             2001
                                                    -----------      -----------

        Trade accounts receivable                   $1,029,712       $1,051,283
        Less:  Allowance for doubtful accounts         (40,000)         (50,000)
               Allowance for trade rebates             (75,000)        (100,000)
                                                       --------        ---------
           Net trade receivables                       914,712          901,283
        Equity subscriptions receivable                 55,000              -
        Other receivables                               16,565           13,175
                                                    -----------      ----------
           Total receivables                        $  986,277       $  914,458
                                                    ===========      ===========

3.      Inventories

         Inventories comprise the following:

                                                      June 30,      December 31,
                                                        2002            2001
                                                    -----------     ------------

        Finished goods                              $1,547,355       $1,617,449
        Packaging materials                            257,322          268,001
        Raw materials                                   86,543           96,797
                                                    ----------       ----------
             Gross inventory                         1,891,220        1,982,247
        Reserve for obsolescence                      (115,000)        (195,000)
                                                    -----------     ------------

             Net inventory                          $1,776,220       $1,787,247
                                                    ==========       ===========

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

4.      Property and Equipment

         Property and equipment comprise the following:

                                                      June 30,      December 31,
                                                        2002            2001
                                                    -----------     ------------

        Machinery and equipment                     $  390,245       $  360,188
        Furniture and fixtures                         684,760          668,336
                                                    -----------      -----------
             Gross property and equipment            1,075,005        1,028,524
        Less:  Accumulated depreciation               (894,127)        (858,816)
                                                    -----------      -----------

             Net property and equipment             $  180,878       $  169,708
                                                    ===========      ===========

5.      Goodwill

        Goodwill relates to the acquisition of Sunshine Products, Inc. in 1998. Effective January 1, 2002, in accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and conducted the first of the required annual tests of goodwill impairment. An impairment charge would be recognized if the fair value of Sunshine Products, Inc.’s goodwill is less than its carrying value.

        The results of the initial test indicates that the goodwill carrying value is not impaired. Application of the non-amortization provisions of SFAS No. 142 for the three months and six months ended June 30, 2001 would have resulted in an increase in net income of $26,500 and $53,000, respectively.

6.      Patents and Trademarks

         Patents and trademarks comprise the following:

                                                     June 30,       December 31,
                                                       2002             2001
                                                    ----------      ------------

        Patents and trademarks                      $ 451,417        $ 451,417
        Less:   Accumulated amortization             (302,345)        (293,557)
                                                    ----------       ----------

             Net patents and trademarks             $ 149,072        $ 157,860
                                                     ========        ==========

7.      Other Assets

         Other assets comprise the following:

                                                     June 30,
                                                       2002
                                                    ---------

        Deferred financing costs                     $110,558
        Deferred acquisition costs                    132,602
        Other                                           3,718
                                                     --------

             Total other assets                      $246,878
                                                     ========

         Deferred financing costs consists of $30,000 related to the imputed value of the eighteen months reset provision granted to bondholders in connection with the conversion of the Series C and D convertible bonds in January 2002 and $80,558 related to deferred lender and legal costs associated with the thirty-six month revolving credit facility agreement entered into in April 2002. Both amounts are being amortized monthly to interest expense

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

over the foregoing eighteen month and thirty-six month terms. Deferred acquisition costs relate to a potential acquisition in progress (see Note 13). These costs will be expensed if the acquisition is not completed.

         In the second quarter 2002, $94,928 of deferred acquisition costs related to a discontinued initiative were expensed.

8.      Bank Line of Credit

         On April 30, 2002, the Company entered into a three-year revolving credit facility agreement (the “Agreement”) for a maximum principal amount of $2,500,000. Through June 30, 2002, no advances had been drawn against the facility. At June 30, 2002, maximum potential advances under the Agreement were $1,450,000. Advances will be utilized to fund strategic initiatives and general working capital requirements. Lender and legal fees of $85,297 incident to the revolving credit facility were deferred and are being amortized to interest expense over the three-year term of the Agreement.

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

         Over the term of the Agreement, the Company has agreed to comply with the following covenants as measured at the end of each month for the average of the three most recent calendar months: (a) the Company will maintain a positive EBITDA (earnings before interest, taxes, depreciation and amortization), and (b) the fixed charge ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends) may not be less that 1.2:1.0. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Agreement.

         The Company may terminate the Agreement at any time by paying off all outstanding indebtedness and any other payments due to the lender. Early termination fees of $50,000 or $25,000 are payable if termination occurs before April 30, 2003 or April 30, 2004, respectively. There is no fee for termination of the Agreement after April 30, 2004.

         The Company previously had a $1,000,000 bank line of credit facility fully secured with cash deposited with the bank. On November 5, 2001, the Company paid off its outstanding loan balance and did not renew the line of credit facility. At June 30, 2001, $580,455 of the line of credit facility was outstanding.

9.      Convertible Bonds

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

10.      Shareholders’ Equity

         Preferred Stock

         There are 150,003 shares of Series A Convertible Preferred Stock (“Series A Preferred”) outstanding. The Series A Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the Series A Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 452,504 shares of Series B Convertible Preferred Stock (“Series B Preferred”) outstanding. The Series B Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the Series B Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 719,055 shares of Series C Convertible Preferred Stock (“Series C Preferred”) outstanding. The Series C Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.72 per share, votes as a class on matters affecting the Series C Preferred and maintains voting rights identical to the Common Stock on all other matters.

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

         Stock Purchase Warrants

         At June 30, 2002, the Company had warrants outstanding to purchase the Company's common stock as outlined below:

           Series     Number of Warrants     Exercise Price    Expiration Date
           ------     ------------------     --------------    ---------------

              E             2,200,009              $0.85       July 18, 2005
              F             1,309,441              $0.57       January 6, 2007

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         Other Equity Transactions

         The Company initiated in January 2002 a private offering of 2,000,000 shares of its common stock at a price of $0.50 per share (the “Offering”). Offering proceeds will be used to fund an acquisition or other strategic initiatives of the Company approved by the purchasers. In the event the proceeds are not so utilized by July 31, 2002, each purchaser has the option to rescind his/its purchase of common stock and receive all consideration paid therefor. This right of rescission must be exercised, if at all, prior to August 1, 2002.

         As of June 30, 2002 the Company had concluded subscription agreements with its president, together with 15 other individual and institutional investors, for the sale of 1,300,000 shares of common stock for a total investment of $650,000 under the Offering. At June 30, 2002, subscriptions totaling $595,000 had been funded. The balance of $55,000 has been recorded as Subscriptions Receivable on the balance sheet as of June 30, 2002. Proceeds totaling $650,000 have been received as of August 14, 2002. With the exception of subscriptions totaling $60,000, with respect to which rescission rights were temporarily extended, the rescission rights discussed above have expired or been waived. Accordingly, at June 30, 2002, $590,000 of the Offering proceeds and related 1,180,000 shares of Common Stock have been recorded as equity and shares outstanding. The balance of the Offering proceeds of $60,000 has been recorded as Restricted Cash and Other Current Liabilities on the balance sheet as of June 30, 2002 and will be so recorded until the rescission rights relative to investment are exercised or waived. The corresponding 120,000 shares of Common Stock issued subject to the right of rescission have not been reported as outstanding or considered in the earnings per share calculation as they are deemed to be temporary equity.

         As of March 31, 2002, Offering subscriptions totaling $565,000 had been funded. This $565,000 was recorded as Restricted Cash and Other Current Liabilities on the balance sheet given the above discussed rights of rescission. As of March 31, 2002 shares subject to the rights of rescission were considered to be temporary equity and were not reported as outstanding or considered in the earnings per share calculation.

         In May 2002, a total of 624,167 shares of Series A, B and C Preferred Stock were converted into 624,167 shares of Common Stock. In February 2001, a total of 229,169 shares of Series B, C and D Preferred Stock were converted into 229,169 shares of Common Stock. In January 2001, 57,000 shares of Common Stock were issued as consideration for extending the maturity date of the Series C and D convertible bonds.

11.      Income Taxes

         No provision for income taxes has been made in the second quarter or the six months ended June 30, 2002, given the Company’s available net operating loss carry forwards.

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

12.      Operating Segments

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

         Segment sales and gross profit for the six months ended June 30, 2002 and 2001 are as follows:

                              Six Months Ended June 30, 2002
                              ------------------------------

                                Wound Closure-                                  Total
                Wound Care        Fasteners      Skin Care     Other Costs     Company
                ----------        ---------      ---------     -----------     -------

Net sales       $1,534,324       $1,424,997     $1,231,894             ---    $4,191,215
                 ---------        ---------      ---------        ---------    ---------

Gross profit     1,188,292          717,567        434,724             ---     2,340,583
Total expenses        ---              ---            ---       ($2,267,981)  (2,267,981)
                                                                               ---------

Net income                                                                    $   72,602
                                                                              ==========

                              Six Months Ended June 30, 2001
                              ------------------------------

                                Wound Closure-                                  Total
                Wound Care        Fasteners      Skin Care     Other Costs     Company
                ----------        ---------      ---------     -----------     -------

Net sales       $1,411,439       $1,605,952     $1,735,475             ---    $4,752,866
                 ---------        ---------       ---------       ---------    ---------

Gross profit     1,088,272          798,369        361,575             ---     2,248,216
Total expenses        ---              ---            ---       ($2,218,023)  (2,218,023)
                                                                              -----------

Net income                                                                    $   30,193
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

         International sales were $328,500 in 2002 and $322,500 in 2001. Wound closure-fastener sales represent the majority of international sales.

13.      Subsequent Events

         On July 19, 2002 the Company’s offer to purchase the assets and business operations of privately held Dumex Medical Inc., Toronto, Ontario, Canada was approved by the Ontario Superior Court of Justice – Commercial List in accordance the Bankruptcy and Insolvency Act of Canada. Dumex is a leading manufacturer and distributor of wound care products and medical devices primarily to the Canadian market. Dumex’s 2001 sales were $9.1 million of which 76% and 24% were to Canadian and United States customers, respectively. Synergies

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

expected to be realized from this acquisition include growth of Dumex’s product line in the United States and utilization of Dumex’s manufacturing capabilities by the Company. On or about August 19, 2002 Dumex’s assets are expected to be transferred to a new wholly owned subsidiary of the Company free of claims and entitlements of Dumex’s unsecured creditors and shareholders.

         The assets to be transferred to the Company’s wholly owned subsidiary consist primarily of accounts receivable, inventory and fixed assets. The fair market value of these assets at closing is expected to approximate the purchase price of $3.76 million. The purchase price will be financed by assumption of Dumex indebtedness, cash-on-hand and draws from the Company’s credit line. Upon closing of the acquisition, the Company will contribute approximately $450,000 to its Canadian subsidiary to provide working capital. The Company has entered into an employment agreement with the founder of Dumex who will serve as the Canadian subsidiary’s Chief Executive Officer. The Company also plans to employ certain other of Dumex’s key employees.

DERMA SCIENCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001.

Results of Operations

         Net sales decreased $305,084, or 12.8%, to $2,076,724 in the second quarter 2002 from $2,381,808 in the second quarter 2001. Gross profit increased $17,109, or 1.5%, to $1,176,046 in the second quarter 2002 from $1,158,937 in the second quarter 2001. Gross Profit margins increased to 56.6% in the second quarter 2002 from 48.7% in the second quarter 2001. Operating expenses decreased $43,809, or 3.9%, in the second quarter 2002 to $1,071,692 from $1,115,501 in the second quarter 2001. Interest expense decreased $38,105 in the second quarter 2002 to $6,723 from $44,828 in the second quarter 2001. Other expense increased $111,640 to expense of $89,244 in the second quarter 2002 versus income of $22,396 in the second quarter 2001. Net income of $8,387 was generated in the second quarter of 2002 versus net income of $21,004 in the second quarter of 2001.

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

         Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                    Quarter Ended June 30,
                                    ----------------------
                                   2002                 2001
                                   ----                 ----

Gross Sales                      $2,328,700          $2,674,250

Trade rebates                      (188,540)           (222,345)
Cash discounts                      (44,686)            (51,347)
Medicaid rebates                    (18,750)            (18,750)
                                    --------            --------

Net Sales                        $2,076,724          $2,381,808
                                 ==========          ==========

         Gross sales were down $345,550, or 12.9%, quarter to quarter reflecting lower skin care sales associated with the loss of the Beverly supply agreement and lower wound closure fasteners sales due to softening demand for Suture Strips and fasteners and Percu-Stay backorders. Trade rebates are down due to the reduction in rebate intensive Beverly skin care sales and discontinuation of a wound care related incentive rebate agreement in November 2001. Cash discounts are down due to the lower sales base and efforts undertaken to improve adherence to terms.

        The following table presents net sales by product line expressed in dollars and percentage change:

                                 Quarter Ended June 30,
                                 ----------------------
                                2002              2001                 Variance
                                ----              ----                 --------

Product Line

Wound care                  $   784,245      $   735,653         $  48,592       6.6%
Wound closure-fasteners         657,227          839,627          (182,400)    (21.7%)
Skin care                       635,252          806,528          (171,276)    (21.2%)
                             ----------       ----------          ---------

Total                        $2,076,724       $2,381,808         ($305,084)    (12.8%)
                             ==========       ==========         ==========

         Skin care sales decreased principally due to the loss of the Beverly supply agreement effective May 31, 2001. Competitive market pressure also contributed. Sales of the Company’s new bath sponge included in this product line were $24,924. Wound closure fasteners sales were adversely affected by continued Percu-Stay supply interruptions resulting in significant customer backorders at quarter end. Suture Strip and catheter fasteners sales were down significantly due to competitive pressure despite continued growth from the Suture Strip private label agreement entered into in late 2001. Wound care sales increased slightly due to continued growth of the line’s mainstay ointment and cream products partially offset by increasing competitive price pressure. In addition, second quarter wound care sales benefited from discontinuation of an incentive rebate agreement with a major customer in November 2001.

Net Sales, Cost of Sales and Gross Profit

         The Company’s net sales, cost of sales, gross profit and gross profit margins for the second quarter of 2002 and 2001 are outlined in the table below:

                              Quarter Ended June 30,
                              ----------------------
                         2002                      2001                     Variance
                ---------------------     ---------------------     -----------------------

Net sales       $2,076,724     100.0%     $2,381,808     100.0%      ($305,084)     (12.8%)
Cost of sales      900,678      43.4%      1,222,871      51.3%       (322,193)     (26.3%)
                ----------    -------      ---------    -------     -----------

Gross profit    $1,176,046      56.6%     $1,158,937      48.7%      $  17,109        1.5%
                ==========    =======     ==========    =======      =========

         Gross profit and profit margins increased in the second quarter 2002 versus the second quarter 2001 due principally to favorable sales mix. Higher margined wound care sales increased to 38% of quarterly sales in 2002 versus 31% in 2001. Conversely, lower margined skin care sales decreased to 31% of quarterly sales in 2002 from 34% in 2001. Skin care line margins have improved in 2002 due to cost reduction initiatives implemented in response to the loss of the Beverly business in 2001 and the reclassification to operating expense in 2002 of certain overhead costs previously charged to cost of sales. Holding contract manufactured costs essentially flat in 2002 versus 2001 also contributed.

Operating Expenses

         A summary of selling, marketing and general administrative expenses for the second quarter 2002 and 2001 are outlined in the table below.

                                Quarter Ended June 30,
                                ----------------------
                                 2002             2001                 Variance
                                 ----             ----           -------------------

Selling                     $  314,426       $  363,949         ($49,523)     (13.6%)
Marketing                      157,351          131,166           26,185       20.0%
General administrative         599,915          620,386         (20,471)      (3.3%)
                               -------       ----------         ---------

         Total              $1,071,692       $1,115,501         ($43,809)      (3.9%)
                            ==========       ==========         =========

         Selling expenses are down quarter to quarter due to lower commission expense associated with a reduction of the independent manufacturers’ representatives network in January 2002 and again in June 2002 in response to an ongoing evaluation of the cost-benefit of employing this method of sales representation. Lower travel and entertainment and administrative costs associated with the Company’s ongoing cost reduction efforts also contributed. The increase in marketing expense reflects the costs of several market studies conducted by outside consultants in the second quarter 2002 and increased compensation and operating expenses associated with a marketing support associate hired in May 2001. Promotion efforts were comparable quarter to quarter while clinical support activities were significantly reduced. The reduction in General Administrative expense reflects the discontinuation of goodwill amortization of $26,500 coupled with lower other general administrative spending due to cost containment initiatives which were partially offset by higher compensation and benefit costs for existing personnel.

Interest Expense, net

         Interest expense, net decreased $38,105 to $6,723 in the second quarter 2002 from $44,828 in the second quarter 2001. The decrease is attributable to the non-recurrence of $40,000 of non-cash interest expense associated with amortizing the consideration granted in January 2001 to extend the maturity date of the Series C and D convertible bonds and elimination of convertible bond interest due to the conversion of the bonds in January 2002, partially offset by incremental 2002 expense associated with amortization of deferred financing costs associated with the Series C and D bond conversion reset provision, and deferred lender and legal costs associated with securing a new line of credit agreement.

Other Income and Expense

         Other expense increased $111,640 to $89,244 expense in the second quarter 2002 from $22,396 income in the second quarter 2001. The increase is primarily attributable to a $94,928 write-off of acquisition costs associated with a cancelled initiative together with the non-recurrence of a $12,500 Medicaid adjustment received in 2001.

Provision for Income Taxes

         No provision for income taxes has been provided in the second quarter of 2002 and 2001 given available net operating loss carry forwards.

Net Income

         The Company generated net income of $8,387 in the second quarter 2002 compared to net income of $21,004 in the second quarter 2001. Second quarter 2002 net income includes a $94,928 charge to Other Expense relating to a cancelled acquisition initiative. Non-cash imputed interest costs of $7,500 and $40,000 were included in second quarter 2002 and 2001 net income, respectively. In addition, second quarter 2001 net income includes

$26,500 of goodwill amortization expense. Adjusting for these items, net income would have been $110,815 and $87,504 in the second quarter 2002 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

Results of Operations

         Net sales decreased $561,651, or 11.8%, to $4,191,215 in the six months ended June 2002 from $4,752,866 in the six months ended June 2001. Gross profit increased $92,367, or 4.1%, to $2,340,583 from $2,248,216. Gross profit margins increased to 55.8% from 47.3%. Operating expenses decreased $90,267, or 4.2%, to $2,057,213 from $2,147,480. Interest expense increased $37,248 to $131,098 from $93,850. Other expense increased $102,977 to $79,670 expense from $23,307 income. Net income of $72,602 was generated in the six months ended June 2002 versus net income of $30,193 in 2001.

Sales Overview

         Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                             Six Months Ended June 30,
                                             -------------------------
                                             2002                 2001
                                             ----                 ----

         Gross Sales                      $4,629,601          $5,357,897

         Trade rebates                      (312,912)           (462,256)
         Cash discounts                      (88,099)           (105,275)
         Medicaid rebates                    (37,375)            (37,500)
                                             --------            --------

         Net Sales                        $4,191,215          $4,752,866
                                          ==========          ==========

         Gross sales were down $728,296, or 13.6%, period to period principally reflecting lower skin care sales associated with the loss of the Beverly supply agreement. Lower Percu-Stay sales due to backorders from the supplier also contributed. Trade rebates were down due to the reduction in rebate intensive Beverly skin care sales and discontinuation of a wound care related incentive rebate agreement in November 2001. Cash discounts were down due to the lower sales base and efforts undertaken to improve adherence to terms.

         The following table presents net sales by product line expressed in dollars and percentage change:

                                 Six Months Ended June 30,
                                 -------------------------
                                  2002            2001               Variance
                                  ----            ----               --------
Product Line

Wound care                     $1,534,324     $1,411,439       $ 122,885       8.7%
Wound closure-fasteners         1,424,997      1,605,952        (180,955)    (11.3%)
Skin care                       1,231,894      1,735,475        (503,581)    (29.0%)
                                ---------      ---------        ---------

Total                          $4,191,215     $4,752,866       ($561,651)    (11.8%)
                               ==========     ==========       ==========

         Skin care sales decreased principally due to the loss of the Beverly supply agreement effective May 31, 2001. Competitive market pressure also contributed. As expected, the sales loss in the second quarter 2002 was significantly less than in the first quarter 2002. Sales of the Company’s new bath sponge included in this product line were $38,247. Wound closure fastener sales were adversely impacted by Percu-Stay backorders. After a strong first quarter, Suture Strip and catheter fastener sales were down due to softening demand despite continued growth from the private label Suture Strip agreement initiated in late 2001. Wound care sales increased slightly due to continued growth of the line’s mainstay ointment and cream products in an increasing price-competitive market place. In addition, wound care sales benefited from discontinuation of an incentive rebate agreement with a major customer in November 2001.

Net Sales, Cost of Sales and Gross Profit

         The Company's net sales, cost of sales, gross profit and gross profit margins for the six months ended 2002 and 2001 are outlined in the table below:

                                Six Months Ended June 30,
                                -------------------------
                            2002                      2001                     Variance
                  ----------------------     ---------------------     ----------------------

Net sales          $4,191,215     100.0%     $4,752,866     100.0%     ($561,651)     (11.8%)
Cost of sales       1,850,632      44.2%      2,504,650      52.7%      (654,018)     (26.1%)
                   ----------    -------      ---------    -------      ---------

Gross profit       $2,340,583      55.8%     $2,248,216      47.3%     $  92,367        4.1%
                   ==========    =======     ==========    =======     =========

         Gross profit and profit margins increased in the first six months of 2002 versus 2001 due principally to favorable sales mix. Higher margined wound care sales increased to 37% of sales in the first six months of 2002 versus 30% in 2001. Conversely, lower margined skin care sales decreased to 29% of sales in 2002 verses 36% in 2001. Significantly lower sales of lower margined Percu-Stay in 2002 versus 2001 also contributed. Skin care line margins have improved in 2002 versus 2001 due to cost reduction initiatives implemented in response to the loss of the Beverly business in 2001 and the reclassification to operating expense in 2002 of certain overhead costs previously charged to cost of sales. The company has also been successful in holding the line on contract manufactured product cost increases in 2002.

Operating Expenses

         A summary of selling, marketing and general administrative expenses for the first six months of 2002 and 2001 are outlined in the table below:

                               Six Months Ended June 30,
                               -------------------------
                                 2002          2001             Variance
                                 ----          ----       ---------------------

Selling                     $  663,129     $  744,594     ($81,465)     (10.9%)
Marketing                      221,925        194,960       26,965       13.8%
General administrative       1,172,159      1,207,926     (35,767)      (3.0%)
                             ---------     ----------     ---------

         Total              $2,057,213     $2,147,480     ($90,267)      (4.2%)
                            ==========     ==========     =========

         Selling expenses were down in the first six months of 2002 versus 2001 principally due to lower commission expense associated with a restructuring of the Company’s independent manufacturers’ representatives network. Lower travel and entertainment and administrative costs associated with the Company’s ongoing cost reduction initiative also contributed. The increase in marketing expense is attributable to several marketing studies conducted by outside consultants in the second quarter 2002, a higher level of promotion activity and increased operating costs associated with a marketing support associate hired in May 2001. These cost increases were partially mitigated by a significant reduction in clinical support activity in 2002 verses 2001. The reduction in General Administrative expense reflects the discontinuation of goodwill amortization of $53,000 coupled with other general administrative spending which were partially offset by higher compensation and benefit costs for existing employees.

Interest Expense, net

         Interest expense, net increased $37,248 to $131,098 in the first six months of 2002 from $93,850 in 2001. The increase is attributable to an imputed non-cash interest charge of $135,200 associated with the conversion of the Company’s Series C and D bonds in January 2002, together with an interest charge commencing in May 2002 relative to the amortization of deferred lender and legal costs associated with securing a new line of credit agreement. This increase was partially offset by the non-recurrence of $80,000 of non-cash interest expense associated with amortizing the consideration granted in January 2001 to extend the maturity date of the outstanding Series C and D convertible bonds and elimination of convertible bond interest coincident with the conversion of all outstanding bonds in January 2002.

Other Income and Expense

         Other expense increased $102,977 to $79,670 expense in the first six months of 2002 from $23,307 income in 2001. The increase is primarily attributable to a $94,928 write-off of acquisition costs associated with a cancelled initiative together with the non-recurrence of a $12,500 Medicaid adjustment received in 2001.

Provision for Income Taxes

         No provision for income taxes has been provided in the first six months of 2002 and 2001 given available net operating loss carry forwards.

Net Income

         The Company generated net income of $72,602, or $0.02 per share (basic) and $0.01 per share (diluted), in the first six months of 2002 compared to net income of $30,193, or $0.01 per share (basic) or $0.01 per share (diluted) in 2001. Six months 2002 net income includes a $94,928 charge for expenses associated with a cancelled acquisition initiative. Non-cash imputed interest costs of $135,200 and $80,000 were included 2002 and 2001 net income, respectively. In addition, six months 2001 net income includes $53,000 of goodwill amortization expense. Adjusting for these items, net income would have been $302,730 and $163,193 in the first half of 2002 and 2001, respectively.

Liquidity and Capital Resources

         Operating results for the second quarter and six months ended June 2002 versus the corresponding periods last year are positive. Sales, while softer than expected, are comparable with the last three quarters. Operating expenses remain in line with revenues and cash flow continues to be positive.

         At June 30, 2002 and December 31, 2001, the Company had unrestricted cash and cash equivalents of $1,139,274 and $524,783, respectively. The $614,491 increase in cash was provided by $509,408 raised from the issuance of stock and $369,463 of positive cash flow from operations, less capital expenditures of $46,481, deferred financing costs of $85,297 and deferred acquisition costs of $132,602. Working capital improved $1,148,150 at June 30, 2002 to $3,010,222 from $1,862,072 at December 31, 2001. The improvement in working capital is principally attributable to the $595,200 conversion of the Company’s Series C and D bonds inclusive of accrued interest, together with the net increase in cash.

         During the three months ended June 30, 2002, the Company deferred charges of $132,602 relating to a potential acquisition. These costs are included in Other Assets on the balance sheet. These deferred costs will be expensed if the transaction is not completed as planned.

         On April 30, 2002, the Company entered into a three-year revolving credit facility agreement (the “Agreement”) for a maximum principal amount of $2,500,000. Through June 30, 2002, no advances had been drawn against the facility. At June 30, 2002, maximum potential advances under the Agreement were $1,450,000. Fees of $85,297 incident to the revolving credit facility were deferred and are being amortized to interest expense over the three-year term of the Agreement.

         The Company initiated in January 2002 a private offering of 2,000,000 shares of its common stock at a price of $0.50 per share (the “Offering”). Offering proceeds will be used to fund an acquisition or other strategic initiatives of the Company approved by the purchasers. In the event the proceeds are not so utilized by July 31, 2002, each purchaser has the option to rescind his/its purchase of common stock and receive all consideration paid therefor. This right of rescission must be exercised, if at all, prior to August 1, 2002.

         As of June 30, 2002 the Company had concluded subscription agreements with its president, together with 15 other individuals and institutional investors, for the sale of 1,300,000 shares of common stock for a total investment of $650,000 under the Offering. At June 30, 2002, subscriptions totaling $595,000 had been funded. The balance of $55,000 has been recorded as Subscriptions Receivable on the balance sheet as of June 30, 2002. Proceeds totaling $650,000 have been received as of August 14, 2002. With the exception of subscriptions totaling $60,000, with respect to which rescission rights were temporarily extended, the rescission rights discussed above have expired or been waived. Accordingly, at June 30, 2002, $590,000 of the Offering proceeds and related 1,180,000 shares of Common Stock have been recorded as equity and shares outstanding. The balance of the Offering proceeds of $60,000 has been recorded as Restricted Cash and Other Current Liabilities on the balance sheet as of June 30, 2002 and will be so recorded until the rescission rights relative to investment are exercised or waived. The corresponding 120,000 shares of Common Stock issued subject to the right of rescission have not been reported as outstanding or considered in the earnings per share calculation as they are deemed to be temporary equity.

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

         On July 19, 2002 the Company’s offer to purchase the assets and business operations of privately held Dumex Medical Inc., Toronto, Ontario, Canada was approved by the Ontario Superior Court of Justice – Commercial List in accordance the Bankruptcy and Insolvency Act of Canada. Dumex is a leading manufacturer and distributor of wound care products and medical devices primarily to the Canadian market. Dumex’s 2001 sales were $9.1 million of which 76% and 24% were to Canadian and United States customers, respectively. Synergies expected to be realized from this acquisition include growth of Dumex’s product line in the United States and utilization of Dumex’s manufacturing capabilities by the Company. On or about August 19, 2002 Dumex’s assets are expected to be transferred to a new wholly owned subsidiary of the Company free of claims and entitlements of Dumex’s unsecured creditors and shareholders.

         The assets to be transferred to the Company’s wholly owned subsidiary consist primarily of accounts receivable, inventory and fixed assets. The fair market value of these assets at closing is expected to approximate the purchase price of $3.76 million. The purchase price will be financed by assumption of Dumex indebtedness, cash-on-hand and draws from the Company’s credit line. Upon closing of the acquisition, the Company will contribute approximately $450,000 to its Canadian subsidiary to provide working capital. The Company has entered into an employment agreement with the founder of Dumex who will serve as the Canadian subsidiary’s Chief Executive Officer. The Company also plans to employ certain other of Dumex’s key employees.

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

         Strategically, the Company’s plan is to stay focused on its base business while considering external opportunities to leverage its core capabilities and grow the business.

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

         Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, the Registrant furnishes herewith the following certifications of its Principal Executive Officer and Principal Financial Officer:

Exhibit	Description

99.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 regarding Form 10-QSB for the quarter ended June 30, 2002

99.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 regarding Form 10-QSB for the quarter ended June, 2002

         (b) Reports on Form 8-K. Form 8-K was filed on May 22, 2002 relative to the Registrant’s securing a revolving credit facility. Form 8-K/A-1 was filed on June 6, 2002 relative to the Registrant’s private placement of common stock.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: August 14, 2002	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer