Form 10QSB
period 2002-09-30
DERMA SCIENCES INC
filed 2002-11-15
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2002
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: September 30, 2002	Class: Common Stock, par value $.01 per share
Shares Outstanding: 4,331,276

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	25

Item 6.	Exhibits and Reports on Form 8-K	25

Forward Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in political, economic, business, competitive, market and regulatory factors.

Part I - Financial Information

Item 1. FINANCIAL STATEMENTS

DERMA SCIENCES, INC.

Consolidated Balance Sheets

===================================================================================================
                                                                   September 30,       December 31,
                                                                       2002               2001
ASSETS                                                             (Unaudited)
---------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                        $ 1,265,174       $     524,783
  Accounts receivable, net                                           2,247,818             914,458
  Inventories, net                                                   3,169,404           1,787,247
  Prepaid expenses and other current assets                            316,667              54,661
---------------------------------------------------------------------------------------------------
Total current assets                                                 6,999,063           3,281,149
Property and equipment, net                                          1,037,059             169,708
Goodwill                                                             1,110,967           1,110,967
Patents and trademarks                                                 144,678             157,860
Other assets                                                           190,504               -
---------------------------------------------------------------------------------------------------
Total Assets                                                      $  9,482,271        $  4,719,684
---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit                                                  $  2,019,187               -
  Current maturities of long term debt                                 201,740               -
  Convertible bonds                                                      -           $     475,000
  Accounts payable                                                   1,000,764             551,428
  Accrued expenses                                                     360,833             392,649
---------------------------------------------------------------------------------------------------
Total current liabilities                                            3,582,524           1,419,077
---------------------------------------------------------------------------------------------------
Long Term Debt                                                         877,053               -
---------------------------------------------------------------------------------------------------
Total Liabilities                                                    4,459,577           1,419,077
---------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
   issued and outstanding: 4,331,276 shares in 2002 and
   2,407,109 shares in 2001                                             43,313              24,071
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,526,242 shares in 2002;
   1,960,009 shares in 2001 (liquidation preferences of $4,460,237
   at September 30, 2002)                                               25,262              19,600
Additional paid-in capital                                          15,457,364          13,987,882
Accumulated other comprehensive loss                                   (32,349)              -
Accumulated deficit                                                (10,470,896)        (10,730,946)
---------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                           5,022,694           3,300,607
---------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                        $  9,482,271        $  4,719,684
===================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

================================================================================================
                                                                     Three months ended
                                                                        September 30,
                                                                     2002                2001
------------------------------------------------------------------------------------------------
Net sales                                                         $3,136,541         $2,090,486

Cost of sales                                                      1,722,215          1,004,616
------------------------------------------------------------------------------------------------
Gross Profit                                                       1,414,326          1,085,870
------------------------------------------------------------------------------------------------
Operating expenses                                                 1,168,931            982,545
Interest expense                                                      35,488             47,161
Other (income)/expense, net                                           12,769            (13,127)
------------------------------------------------------------------------------------------------
Total Expenses                                                     1,217,188          1,016,579
------------------------------------------------------------------------------------------------
Income before provision for income taxes                             197,138             69,291
Provision for income taxes                                             9,690              -
------------------------------------------------------------------------------------------------
Net Income                                                        $  187,448         $   69,291
------------------------------------------------------------------------------------------------
Income per common share - basic                                   $     0.04          $    0.03
------------------------------------------------------------------------------------------------
Income per common share - diluted                                 $     0.03           $   0.02
------------------------------------------------------------------------------------------------
Shares used in computing income per common share - basic           4,331,276          2,407,109
------------------------------------------------------------------------------------------------
Shares used in computing income per common share - diluted         7,043,889          4,445,805
================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

================================================================================================
                                                                      Nine months ended
                                                                         September 30,
                                                                     2002              2001
------------------------------------------------------------------------------------------------
Net sales                                                         $7,327,756         $6,843,352

Cost of sales                                                      3,572,847          3,509,266
------------------------------------------------------------------------------------------------
Gross Profit                                                       3,754,909          3,334,086
------------------------------------------------------------------------------------------------
Operating expenses                                                 3,226,144          3,130,025
Interest expense                                                     166,585            141,012
Other (income)/expense, net                                           92,440            (36,435)
------------------------------------------------------------------------------------------------
Total Expenses                                                     3,485,169          3,234,602
------------------------------------------------------------------------------------------------
Income before provision for income taxes                             269,740             99,484
Provision for income taxes                                             9,690              -
------------------------------------------------------------------------------------------------
Net Income                                                        $  260,050          $  99,484
------------------------------------------------------------------------------------------------
Income per common share - basic                                   $     0.07          $    0.04
------------------------------------------------------------------------------------------------
Income per common share - diluted                                 $     0.04          $    0.02
------------------------------------------------------------------------------------------------
Shares used in computing income per common share - basic           3,530,998          2,381,646
------------------------------------------------------------------------------------------------
Shares used in computing income per common share - diluted         6,680,536          4,398,341
================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows (Unaudited)

=====================================================================================================
                                                                            Nine months ended
                                                                                September 30,
                                                                           2002              2001
-----------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                       $   260,050           $  99,484
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
       Depreciation                                                       58,720              57,278
       Amortization                                                       48,981              92,754
       Provision for bad debts                                            24,026              79,972
       Provision for rebates                                             (11,501)             (3,646)
       Deferred financing costs                                          120,200             120,000
       Provision for inventory obsolescence                               37,297              57,308
       Changes in operating assets and liabilities
           Restricted cash                                                 -                  59,545
           Accounts receivable                                          (165,962)            473,626
           Inventories                                                   267,537              60,030
           Prepaid expenses and other current assets                    (137,487)            (42,689)
           Other assets                                                   (9,760)              -
           Accounts payable                                               53,377            (673,687)
           Accrued expenses and other current liabilities                 30,002            (112,916)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                575,480             267,059
-----------------------------------------------------------------------------------------------------
Investing Activities
    Purchases of property and equipment                                  (69,498)            (36,887)
    Acquisition of business assets, net of cash acquired              (1,016,537)              -
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (1,086,035)            (36,887)
-----------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                    725,794             (59,545)
    Deferred financing costs                                             (85,297)              -
    Long-term debt repayments                                             (8,415)              -
    Proceeds from issuance of stock, net of issuance costs               618,986             (38,397)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    1,251,068             (97,942)
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                     (122)              -
-----------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                740,391             132,230

Cash and cash equivalents
  Beginning of period                                                    524,783             424,165
-----------------------------------------------------------------------------------------------------
  End of period                                                      $ 1,265,174           $ 556,395
-----------------------------------------------------------------------------------------------------

Supplemental cash flow information
-----------------------------------------------------------------------------------------------------
  Conversion of bonds payable and accrued interest to preferred stock   $595,200               -
  Common stock and warrants issued for debt extension                   $120,200            $160,000
  Bond conversion reset provision charge to paid-in capital              $45,000               -
  Stock options granted in connection with acquisition                  $115,000               -
=====================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the "Company") are a full line provider of wound care, wound closure-fasteners and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets.

        Basis of Presentation

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001, included in Form 10-KSB filed with the Securities and Exchange Commission.

        Summary of Significant Accounting Policies

        Principles of Consolidation - The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiaries Dumex Medical Canada, Inc. and Sunshine Products, Inc. All significant intercompany accounts and transactions have been eliminated.

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

        Net Income per Share - Net income per common share - basic is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share - diluted reflects the potential dilution of earnings by including other common stock equivalents, including stock options, warrants, convertible preferred stock and convertible bonds in the weighted average number of common shares outstanding for a period, if dilutive.

        Inventories - Inventories consist primarily of raw materials, packaging materials, work in process and finished goods valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method.

        Property and Equipment - Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are depreciated over the remaining lease term.

        Patents and Trademarks - Patents and trademarks are stated on the basis of cost and are amortized over 12 to 17 years on a straight-line basis.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Foreign Currency Translation - Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders' equity in accumulated other comprehensive loss.

        Goodwill and Other Intangible Assets - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

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

2.     Dumex Medical Inc. Acquisition

        On August 26, 2002, the Company acquired substantially all the assets of Dumex Medical Inc., a leading manufacturer and distributor of wound care and related medical devices to the Canadian market. The acquisition was effected by the Company's wholly owned Canadian subsidiary, Dumex Medical Canada, Inc. The results of operations of Dumex Medical Canada, Inc. have been included in the Company's consolidated financial statements since the acquisition date.

        The acquisition has been accounted for as a purchase and the acquisition cost of $3,940,016 (using an exchange rate of 1.5553 Canadian dollars to 1 U.S. dollar) has been allocated to assets and liabilities based upon estimates of their fair values. Assets acquired totaled $3,940,016 (of which $12,781 was cash) and liabilities were $2,883,698. Cash payments of $1,029,318 and stock options valued at $27,000 were also issued as part of the purchase consideration. The following table summarizes the estimated fair values of the assets and liabilities at the date of acquisition:

                                               Assets Acquired
                                               ---------------
        Receivables                                        $1,205,260
        Inventory                                           1,720,228
        Property and equipment                                874,069
        Other assets                                          140,459
                                                               ------
           Total assets acquired                           $3,940,016
                                                           ==========

                                              Consideration Paid
                                              ------------------
        Senior debt                                        $2,421,823
        Other liabilities                                     461,875
                                                              -------

           Total liabilities and debt                      $2,883,698

        Cash payments                                       1,029,318
        Stock options granted                                  27,000
                                                               ------
           Total consideration paid                        $3,940,016
                                                           ==========

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma information is based on historical results and is not necessarily indicative of the operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                           Three Months Ended September 30
                                                           -------------------------------
                                                             2002                  2001
                                                             ----                  ----
        Revenue                                          $4,250,000            $4,410,000

        Net loss                                           $205,000              $210,000

        Loss per common share - basic and diluted            $(0.05)               $(0.09)

        The Dumex Medical operating results included in the foregoing combined condensed operating results for the three months ended September 30, 2002 and 2001 have been translated at the average exchange rates for the periods of 1.5636 and 1.5462 Canadian dollars to 1 U.S. dollar, respectively.

                                                            Nine Months Ended September 30
                                                            ------------------------------
                                                              2002                 2001
                                                              ----                 ----
        Revenue                                          $13,060,000          $13,550,000

        Net loss                                            $965,000           $1,730,000

        Loss per common share - basic and diluted             $(0.27)              $(0.73)

        The Dumex Medical, Inc. operating results included in the foregoing combined condensed operating results for the nine months ended September 30, 2002 and 2001 have been translated at the average exchange rates for the periods of 1.5709 and 1.5384 Canadian dollars to 1 U.S. dollar, respectively.

3.     Accounts Receivable

        Accounts Receivable comprise the following:

                                                       2002              2001
                                                       ----              ----
        Trade accounts receivable                  $2,261,203         $1,051,283
        Less:  Allowance for doubtful accounts        (40,000)           (50,000)
               Allowance for trade rebates            (88,500)          (100,000)
                                                   -----------        -----------
           Net trade receivables                    2,132,703            901,283
        Other receivables                             115,115             13,175
                                                   -----------        -----------
           Total receivables                       $2,247,818         $  914,458
                                                   ==========         ===========

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

4.     Inventories

        Inventories comprise the following:

                                                  September 30,       December 31,
                                                       2002               2001
                                                       ----               ----
        Finished goods                             $2,440,844         $1,617,449
        Work in process                               122,529               --
        Packaging materials                           376,165            268,001
        Raw materials                                 362,866             96,797
                                                   -----------        -----------
             Gross inventory                        3,302,404          1,982,247
        Reserve for obsolescence                     (133,000)          (195,000)

             Net inventory                         $3,169,404         $1,787,247
                                                   ==========         ==========

5.     Property and Equipment

        Property and equipment comprise the following:

                                                   2002                2001

        Machinery and equipment                  $1,157,299         $  360,188
        Furniture and fixtures                      734,845            668,336
        Leasehold improvements                       62,372                --
                                                 -----------        ----------
             Gross property and equipment         1,954,516          1,028,524
        Less:  Accumulated depreciation            (917,457)          (858,816)
                                                 -----------        ----------
             Net property and equipment          $1,037,059         $  169,708
                                                 ==========         ==========

6.     Goodwill

        Goodwill relates to the acquisition of Sunshine Products, Inc. in 1998. Effective January 1, 2002, in accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and conducted the first of the required annual tests of goodwill impairment. An impairment charge would be recognized if the fair value of Sunshine Products, Inc.'s goodwill is less than its carrying value.

        The results of the initial test indicates that the goodwill carrying value is not impaired. Application of the non-amortization provisions of SFAS No. 142 for the three months and nine months ended September 30, 2001 would have resulted in an increase in net income of $26,500 and $79,500, respectively.

7.     Patents and Trademarks

        Patents and trademarks comprise the following:

                                                  September 30,      December 31,
                                                      2002               2001
                                                      ----               ----
        Patents and trademarks                     $ 451,417          $ 451,417
        Less:   Accumulated amortization            (306,739)          (293,557)
                                                   ----------         ----------
             Net patents and trademarks            $ 144,678          $ 157,860
                                                   ==========         ==========

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

8.     Other Assets

        Other Assets comprise the following:

                                               September 30, 2002
                                               ------------------
        Deferred financing costs                   $180,744
        Other                                         9,760
                                                   --------
             Total other assets                    $190,504
                                                   ========

        Deferred financing costs consists of $22,500 related to the imputed value of the eighteen month reset provision granted to bondholders in connection with the conversion of the Series C and D convertible bonds in January 2002, $73,450 related to deferred lender and legal costs associated with the thirty-six month U.S. revolving credit facility agreement entered into in April 2002 and $84,794 representing the imputed value of stock options granted to a Canadian bank in connection with the Dumex acquisition completed in August 2002. These amounts are being amortized monthly to interest expense over the foregoing eighteen month, thirty-six month and sixty month terms, respectively.

9.     Short Term Borrowings

        Short term borrowings comprise the following:

                                                September 30, 2002
                                                ------------------
        U.S. line of credit                        $1,000,000
        Canadian line of credit                     1,019,187
                                                   ----------
             Total short term borrowings           $2,019,187
                                                   ==========

        On April 30, 2002 the Company entered into a three-year revolving credit facility agreement with a U.S. lender (the "Agreement") for a maximum principal amount of $2,500,000. Effective August 26, 2002, in connection with the Company's acquisition of substantially all of the assets of Dumex Medical Inc., the Agreement was amended to require the Company to maintain a minimum outstanding loan balance of $1,000,000 over the balance of the term of the Agreement. Through September 30, 2002, the Company had drawn $1,000,000 against the credit facility. At September 30, 2002, maximum potential advances under the Agreement were $1,365,000. Advances will be utilized to fund strategic initiatives and for general working capital requirements. Lender and legal fees of $85,297 incident to the revolving credit facility were deferred and are being amortized to interest expense over the three-year term of the Agreement.

         The Company may request advances under the Agreement up to the value of eighty-five percent (85%) of eligible U.S. receivables (as defined) and fifty percent (50%) of eligible finished goods inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the rate of prime plus 2.5% , or 7.5% per annum at September 30, 2002, but not less than 7.5% per annum. The Company will pay a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding each month. In addition, the Company will pay a monthly unused line fee at the rate of 0.6% per annum upon the difference between the daily average amount of advances outstanding and $2,500,000. Outstanding advances are secured by all existing and after-acquired tangible and intangible assets of the Company's U.S. operations. In addition, the U.S. lender has a second lien security interest in the assets of the Company's subsidiary, Dumex Medical Canada, Inc.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

         Effective August 26, 2002, in connection with the acquisition of Dumex Medical Inc. the Company entered into a sixteen month revolving credit facility agreement (the "Dumex Agreement") for a maximum principal amount of $1,575,000 with a Canadian bank. Through September 30, 2002, advances of $1,019,187 have been drawn against the facility. At September 30, 2002, maximum potential advances under the Dumex Agreement were $1,410,000. Advances are utilized to fund general working capital requirements.

         The Company's wholly owned Canadian subsidiary, Dumex Medical Canada, Inc., may request advances under the Dumex Agreement up to the value of seventy-five percent (75%) of its eligible receivables (as defined) and fifty percent (50%) of eligible inventory (as defined) up to a maximum of $600,000. Interest on outstanding advances is payable monthly at the rate of bank prime plus 1.0%, or 5.5% for Canadian advances and 6.25% for U.S. advances outstanding at September 30, 2002. Outstanding advances are secured by all existing and after-acquired tangible and intangible assets of Dumex Medical Canada, Inc. In addition, the Canadian bank has a second lien security interest in the assets of the Company's U.S. operations.

         Over the term of the Dumex Agreement the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. These covenants are measured at the end of each month. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Dumex Agreement. In the event of a margin deficiency or covenant violation, the Company is required to advance up to an additional $315,000 of working capital to Dumex Medical Canada, Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

         The Company previously had a $1,000,000 bank line of credit facility fully secured with cash deposited with a bank. On November 5, 2001, the Company paid off its outstanding loan balance and did not renew the line of credit facility. At September 30, 2001, $580,455 of the line of credit facility was outstanding.

10.     Convertible Bonds

         Effective January 7, 2002, bondholders of all the Company's issued and outstanding Series C and D convertible bonds converted the entirety of the $475,000 principal and $120,200 accrued interest into units at a rate of one unit for each $0.50 of principal and interest converted. Each unit consists of one share of Series C or Series D Preferred Stock and one and one tenth warrants to purchase one share of common stock at a per share exercise price of $0.57 ("Series F Warrants"). Each share of preferred stock is convertible into common stock on a one-for-one basis. Principal and accrued interest under the bonds totaling $595,200 were converted into 1,190,400 shares of convertible preferred stock and 1,309,441 warrants.

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

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

11.     Long Term Debt

         Long term debt comprises the following:

                                                                 September 30, 2002
                                                                 ------------------
        Canadian term loan                                            $1,017,515
        Capital lease obligations                                         61,278
                                                                      ----------
             Total debt                                               $1,078,793
        Less:  current maturities                                        201,740
                                                                      ----------
             Long term debt                                           $  877,053
                                                                      ==========

         Effective August 26, 2002, in connection with the acquisition of substantially all the assets of Dumex Medical Inc., the Company entered into a five-year term loan agreement with a Canadian Bank in the amount of $1,038,000. The loan is repayable in monthly payments consisting of principal and interest commencing October 1, 2002. Principal payments for months 2 through 36 and months 37 through 60 are $12,000 and $14,500 per month, respectively. A $250,000 balloon payment is due not later than the end of the 61st month of the loan term. Interest on the outstanding principal balance is payable monthly at the bank's prime rate (as defined) plus 1.25%, or 5.75% at September 30, 2002. The term loan is secured by all existing and after-acquired tangible and intangible assets of Dumex Medical Canada, Inc. and subject to the same financial covenants applicable to the operating line of credit (Note 9).

         The Company has commitments under capital leases for certain manufacturing equipment. Payments consisting of principal and accrued interest relative to these capital leases are made monthly. Interest rates range from 7.6% to 15.6% per annum. The leases expire at various times through August, 2004.

12.     Shareholders' Equity

     Preferred Stock

         There are 150,003 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding. The Series A Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the Series A Preferred and maintains voting rights identical to the Common Stock on all other matters.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         There are 452,504 shares of Series B Convertible Preferred Stock ("Series B Preferred") outstanding. The Series B Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the Series B Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 719,055 shares of Series C Convertible Preferred Stock ("Series C Preferred") outstanding. The Series C Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.72 per share, votes as a class on matters affecting the Series C Preferred and maintains voting rights identical to the Common Stock on all other matters.

         There are 1,204,680 shares of Series D Convertible Preferred Stock ("Series D Preferred") outstanding. The Series D Preferred is convertible into Common Stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.53 per share, votes as a class on matters affecting the Series D Preferred and maintains voting rights identical to the Common Stock on all other matters.

     Stock Purchase Warrants

         At September 30, 2002, the Company had warrants outstanding to purchase the Company's common stock as outlined below:

         Series       Number of Warrants      Exercise Price    Expiration Date

            E               2,200,009               $0.85       July 18, 2005
            F               1,309,441               $0.57       January 6, 2007

     Other Equity Transactions

         The Company initiated in January 2002 a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share (the "Offering"). Offering proceeds are being used to fund strategic initiatives and for general working capital purposes. As of September 30, 2002, 1,300,000 shares of common stock have been issued pursuant to the Offering and Offering proceeds of $650,000 have been received.

13.     Income Taxes

         A provision for income taxes has been made in the third quarter or the nine months ended September 30, 2002, for $9,690 related to Dumex Medical Canada, Inc. operating results in accordance with Canadian statutory requirements. No other provision for income taxes is required for the Company's U.S. operating results given the available net operating loss carryforwards.

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

14.     Operating Segments

         The Company consists of three operating segments, wound care, wound closure-fasteners and skin care. Products in the wound care segment consist of basic and advanced dressings, ointments and sprays designed to treat wounds. Wound closure-fasteners products include wound closure strips, nasal tube fasteners, a variety of catheter fasteners and net dressings. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care / hygiene programs.

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. The manufacture of advanced wound care and wound closure-fastener products is primarily outsourced. Basic wound care and skin care products are manufactured in-house with the exception of the bath sponge line. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

         Segment sales and gross profit for the nine months ended September 30, 2002 and 2001 are as follows:

                                Nine Months Ended September 30, 2002
                                ------------------------------------
                                    Wound Closure-                                           Total
                      Wound Care      Fasteners         Skin Care       Other Costs         Company
                      ----------      ---------         ---------       -----------         -------

Net sales           $3,120,087         $2,330,386      $1,877,283              ---        $ 7,327,756
                                                                                          ------------

Gross profit         1,934,652          1,162,094         658,163              ---          3,754,909
Total expenses             --                 --              --         ($3,485,169)      (3,485,169)
Provisions for taxes       --                 --              --              (9,690)          (9,690)
                                                                                          ------------
Net income                                                                                $   260,050
                                                                                          ============

                                Nine Months Ended September 30, 2001
                                ------------------------------------
                                     Wound Closure-                                           Total
                      Wound Care       Fasteners         Skin Care       Other Costs         Company
                      ----------       ---------         ---------       -----------         -------
Net sales            $2,241,948         $2,196,836      $2,404,568              --        $  6,843,352
                                                                                          ------------

Gross profit          1,727,218          1,097,781         509,087              --           3,334,086
Total expenses              --                 --              --       ($3,234,602)        (3,234,602)
                                                                                          ------------

Net income                                                                                $     99,484
                                                                                          ============

        With the exception of goodwill associated with the acquisition of Sunshine Products, Inc. (attributable to the Skin Care operations segment) and the Dumex Medical Canada, Inc. property and equipment (attributable to the Wound Care operations segment), the Company's property, equipment and intangible assets support each of the Company's operating segments in approximately equal measure. Accordingly, the Company does not classify its assets by operating segments.

         International sales were $1,130,000 in 2002 and $460,200 in 2001. Dumex Medical Canada, Inc. wound care sales of $650,000 in 2002 and wound closure-fastener sales represent the majority of international sales.

15.     Comprehensive Income

         Total comprehensive income was $155,099 and $69,291 for the three months ended September 30, 2002 and 2001, respectively, and $227,701 and $99,484 for the nine months ended September 30, 2002 and 2001, respectively.

16.     Subsequent Events

         In October 2002, the Company accepted the resignation of its Executive Vice President for Sales and Marketing and will record a fourth quarter charge of $240,000 for severance and other costs related to this resignation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001.

Results of Operations

         Third quarter 2002 operating results include as of August 26, 2002 the operating results of the Company's newly established subsidiary, Dumex Medical Canada, Inc. Unless otherwise indicated by the context, the term "Dumex" is used throughout this discussion in reference to the operations of Dumex Medical Canada, Inc.

         Net sales increased $1,046,055, or 50.0%, to $3,136,541 in the third quarter 2002 from $2,090,486 in the third quarter 2001. Gross profit increased $328,456, or 30.2%, to $1,414,326 in the third quarter 2002 from $1,085,870 in the third quarter 2001. Operating expenses increased $186,386, or 19.0%, in the third quarter 2002 to $1,168,931 from $982,545 in the third quarter 2001. Interest expense decreased $11,673 in the third quarter 2002 to $35,488 from $47,161 in the third quarter 2001. Other expenses, net increased $25,896 in the third quarter 2002 to $12,769 expense from $13,127 income in the third quarter 2001. Provision for income taxes were $9,690 in the third quarter 2002, versus no provision in 2001. Net income of $187,448 was generated in the third quarter of 2002 versus net income of $69,291 in the third quarter of 2001.

         The following table highlights the impact on third quarter of 2002 operating results of the August 26, 2002 acquisition by the Company's subsidiary, Dumex Medical Canada, Inc., of substantially all of the assets of Dumex Medical Inc. (the "Dumex Acquisition").

                                   Dumex Acquisition Impact

                 Net sales                                       $892,418
                                                                 ---------
                 Gross profit                                     229,485
                                                                 ---------
                 Operating expenses                               176,021
                 Interest expense                                  12,887
                 Other income                                      (1,171)
                                                                 ---------
                 Total expenses                                   187,737
                                                                 ---------
                 Income before income taxes                        41,748
                 Provision for taxes                                9,690
                                                                 ---------
                 Net income                                      $ 32,058
                                                                 =========

         Excluding the Dumex Acquisition, third quarter 2002 net sales increased $153,637, or 7.3%, to $2,244,123 versus $2,090,486 in the third quarter 2001. Net income increased $86,099 to $155,390 in the third quarter 2002 versus $69,291 in the third quarter 2001.

Sales Overview

         The Company's sales are derived from its wound care, wound closure-fasteners and skin care product lines. Wound care sales consist mainly of Dermagran ointment and spray and hydrophilic wound dressings and the Dumex product line since the date of acquisition. Wound closure-fasteners sales consist primarily of wound closure strips and catheter fasteners. Skin care sales consist of bath sponges, body washes, shampoos, incontinent care products, skin conditioners, disinfectants and deodorizers.

         Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                  Quarter Ended September 30,
                                  ---------------------------
                                   2002                 2001
                                   ----                 ----
Gross Sales                      $3,407,353          $2,300,940

Trade rebates                      (199,291)           (147,827)
Cash discounts                      (52,771)            (43,877)
Medicaid rebates                    (18,750)            (18,750)
                                    --------            --------
Net Sales                        $3,136,541          $2,090,486
                                 ===========         ===========

         Gross sales increased $1,106,413, or 48.1%, quarter to quarter due to inclusion of Dumex sales of $892,418, higher Percu-Stay sales resulting from back order fulfillment and the return to normal purchasing patterns after working off excess inventory earlier in the year and new business for Suture Strips. These increases were partially offset by softening demand for wound care products due to customer order timing and continued competitive pressure. Trade rebate and cash discount increases on a quarter to quarter basis reflect the higher sales volumes.

         The following table presents net sales by product line expressed in dollars and percentage change:

                                          Quarter Ended September 30,
                                          ---------------------------
Product Line                      2002              2001              Variance
                                  ----              ----              --------

Wound care                     $1,585,763       $  824,529     $  761,234      92.3%
Wound closure-fasteners           905,390          591,129        314,261      53.2%
Skin care                         645,388          674,828        (29,440)     (4.4%)
                               ----------       ----------     -----------     ------

Total                          $3,136,541       $2,090,486     $1,046,055      50.0%
                               ==========       ==========     ==========

         Wound Care sales increased due to the inclusion of Dumex sales partially offset by a quarter to quarter decline in Derma Wound Care sales due to customer order delays and the adverse impact of a competitive marketplace. Wound closure fastener sales increased significantly due to increased sales of Percu-Stay fasteners resulting from fulfillment of customer backorders and return to normal ordering patterns. Sales of suture strips increased due to new business arising from a private label contract entered into at the end of 2001. Sales of Skin Care products were lower due to competitive market pressures, but were helped in 2002 by the introduction of a new patient bathing sponge with sales of $16,758.

Net Sales, Cost of Sales and Gross Profit

         The Company's net sales, cost of sales, gross profit and gross profit margins for the third quarter 2002 and 2001 are outlined in the table below:

                                 Quarter Ended September 30,
                                 ---------------------------
                                2002                     2001                    Variance
                       --------------------     --------------------     ----------------------

Net sales              $3,136,541    100.0%     $2,090,486    100.0%      $1,046,055      50.0%
Cost of sales           1,722,215     54.9%      1,004,616     48.1%         717,599      71.4%
                       ----------    ------     ----------    ------      ----------      -----

Gross profit           $1,414,326     45.1%     $1,085,870     51.9%      $  328,456      30.2%
                       ==========    ======     ==========    ======      ==========      =====

         The third quarter 2002 gross margin increase over 2001 reflects higher 2002 sales. Gross profit margins decreased in the third quarter 2002 versus the third quarter 2001 due principally to inclusion in 2002 of the lower profit margin Dumex business. Excluding Dumex, gross profit margins at 52.8% were relatively consistent with the first two quarters of 2002. Partially offsetting the decline in profit margins were improvements in the Skin Care products line. Skin Care line margins have improved in 2002 due to cost reduction initiatives implemented in response to the loss of the Beverly supply agreement in 2001 and the reclassification to operating expense in 2002 of certain overhead costs previously charged to cost of sales.

Operating Expenses

         A summary of selling, marketing and general administrative expenses for the third quarter 2002 and 2001 are outlined in the table below.

                            Quarter Ended September 30,
                            ---------------------------
                                 2002           2001                Variance
                                 ----           ----                --------
Selling                      $  315,770      $323,452         $ (7,682)        (2.4%)
Marketing                        96,961        93,178            3,783          4.1%
General administrative          756,200       565,915          190,285         33.6%
                             ----------      --------         --------         ------
         Total               $1,168,931      $982,545         $186,386         19.0%
                             ==========      ========         ========         =====

         Selling expenses were lower in the third quarter 2002 versus the third quarter 2001 due to lower commission expense associated with a reduction of the Company's independent manufacturers' representatives network in 2002. This reduction was partially offset by incremental selling expenses arising from the Dumex business. Marketing expenses increased slightly due to the timing of expenditures. The increase in General Administrative expense reflects incremental Dumex expenses, higher compensation and benefit costs for existing employees, together with higher legal and cash management fees that were partially offset by the discontinuation of goodwill amortization.

Interest Expense, net

         Interest expense, net decreased $11,673 to $35,488 in the third quarter 2002 from $47,161 in the third quarter 2001. The decrease is attributable to the non-recurrence of $40,000 of non-cash interest expense associated with amortizing the consideration granted in January 2001 to extend the maturity date of the Series C and D convertible bonds and elimination of convertible bond interest due to the conversion of the bonds in January 2002. The decrease was partially offset by incremental 2002 expense in connection with amortization of deferred financing costs associated with the Series C and D bond conversion reset provision, deferred lender and legal costs associated with securing a new U.S. line of credit agreement, incremental interest expense arising from the draw down of $1.0 million against the U.S. credit facility in August and the debt assumed in connection with the Dumex acquisition.

Other Income and Expense

         Other expense increased $25,896 to $12,769 expense in the third quarter 2002 from $13,127 income in the third quarter 2001. The increase is primarily attributable to internal expenses incurred in connection with the Dumex Acquisition together with the non-recurrence of a $12,500 Medicaid adjustment received in 2001.

Provision for Income Taxes

         Provision for income taxes of $ 9,690 has been provided in the third quarter of 2002 related to operating results of Dumex Medical Canada, Inc. in accordance with Canadian statutory requirements. No provision for income taxes was provided in 2002 and 2001 for the Company's U.S. operating results, given available net operating loss carry forwards.

Net Income

         The Company generated net income of $187,448 including $32,058 of Dumex net income in the third quarter 2002 compared to net income of $69,291 in the third quarter 2001. Non-cash imputed interest costs of $7,500 and $40,000 were included in third quarter 2002 and 2001 net income, respectively. In addition, third quarter 2001 net income includes $26,500 of goodwill amortization expense. Adjusting for the non-cash interest charges and goodwill amortization, net income would have been $194,948 and $135,791 in the third quarter 2002 and 2001, respectively.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

Results of Operations

         Net sales increased $484,404, or 7.1%, to $7,327,756 in the nine months ended September 2002 from $6,843,352 in the nine months ended September 2001. Gross profit margins improved to 51.2% in the nine months ended September 2002 from 48.7% in the nine months ended September 2001. Gross profit was $3,754,909 in the nine months September 2002 versus $3,334,086 in the nine months September 2001. Operating expenses increased $96,119, or 3.1%, in the nine months ended September 2002 to $3,226,144 from $3,130,025 in the nine months ended September 2001. Interest expense increased $25,573 to $166,585 from $141,012. Other expense, net increased $128,875 in the nine months ended September 2002 to $92,440 from $36,435 income in the nine months ended September 2001. Provision for income taxes were $9,690 in the nine months ended September 2002, versus no provision for the nine months ended September 2001. Net income of $260,050 was generated in the nine months ended September 2002 versus $99,484 in the nine months ended September 2001.

         The impact of the Dumex Acquisition on operating results for the nine months ended September 2002 is identical to such impact for the third quarter 2002 as described in the Dumex Acquisition Impact table set forth hereinabove.

         Excluding the Dumex Acquisition, September 2002 year-to-date net sales decreased $408,014, or 6.0%, to $6,435,338 versus $6,843,352 in 2001. Net income increased $128,508 to $227,992 in 2002 versus $99,484 in 2001.

Sales Overview

         Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                   Nine Months Ended September 30,
                                   -------------------------------
                                        2002             2001
                                        ----             ----
Gross Sales                        $8,036,954        $7,658,838

Trade rebates                        (512,203)         (610,084)
Cash discounts                       (140,870)         (149,152)
Medicaid rebates                      (56,125)          (56,250)
                                   -----------       -----------
Net Sales                          $7,327,756        $6,843,352
                                   ===========       ===========

         Gross sales increased $378,116, or 5.0%, year-to-date due to inclusion of Dumex sales from August 26, 2002, together with higher Suture Strip and Percu-Stay sales, partially offset by lower Skin Care sales associated principally with the loss of the Beverly contract in May 2001. Trade rebates are lower in 2002 due principally to the reduction in rebate intensive Beverly skin care sales.

         The following table represents net sales by product line expressed in dollars and percentage change:

                                   Nine Months ended September 30,
                                   -------------------------------
                                        2002             2001                      Variance
Product Line                            ----             ----                      --------
------------
Wound Care                         $3,120,087         $2,241,948             $878,139        39.2%
Wound Closure-Fasteners             2,330,386          2,196,836              133,550         6.1%
Skin Care                           1,877,283          2,404,568             (527,285)      (21.9%)
                                   ----------         ----------             ---------
         Total                     $7,327,756         $6,843,352             $484,404         7.1%
                                   ==========         ==========             =========

         Net sales increased $484,404, or 7.1%, in the first nine months of 2002 versus 2001. Wound Care sales increased principally due to inclusion of the Dumex sales. Excluding Dumex sales, Wound Care sales were down slightly, due to an increasingly price-competitive marketplace. Skin Care sales decreased principally due to the loss of the Beverly supply agreement effective May 31, 2002 and overall competitive market pressure, partially offset by incremental sales of the Company's new bath sponge of $56,960. Wound closure fastener sales increased primarily due to increased sales from the private label Suture Strip agreement initiated in late 2001.

Net Sales, Costs of Sales and Gross Profit

         The Company's net sales, cost of sales, gross profit and gross profit margins for the nine months ended 2002 and 2001 are outlined in the table below:

                                 Nine Months ended September 30,
                                 -------------------------------
                                2002                         2001                       Variance
                                ----                         ----                       --------

Net sales              $7,327,756       100.0%     $6,843,352       100.0%        $484,404          7.1%
Cost of sales           3,572,847        48.8%      3,509,266        51.3%          63,581          1.8%
                       ----------       ------     ----------       ------        --------
Gross profit           $3,754,909        51.2%     $3,334,086        48.7%        $420,823         12.6%
                       ==========       ======     ==========       ======        ========

         Gross profit and gross profit margins increased in the first nine months of 2002 versus 2001 due to higher sales and a favorable sales mix. Excluding Dumex sales, higher margin Wound Care sales increased to 39% of net sales in 2002 versus 33% in 2001. Lower margin Skin Care products were 26% of net sales in 2002 versus 35% in 2001. Skin Care line margins have improved in 2002 versus 2001 due to cost reduction initiatives implemented in response to the loss of the Beverly business in 2001 and the reclassification to operating expense in 2002 of certain overhead costs previously charged to cost of sales. The impact of a favorable sales mix and improving Skin Care margins in 2002 were partially offset by the inclusion of low margined (approximately 26%) Dumex business beginning in the third quarter of 2002.

Operating Expenses

         A summary of selling, marketing and general administrative expenses for the first nine months of 2002 and 2001 are outlined in the table below:

                                  Nine Months ended September 30,
                                  -------------------------------
                                    2002              2001                  Variance
                                    ----              ----                  --------

Selling                        $   978,899        $1,068,046            ($89,147)        (8.3%)
Marketing                          318,886           288,139              30,747         10.7%
General Administrative           1,928,359         1,773,840             154,519          8.7%
                                ----------        ----------             -------

                    Total       $3,226,144        $3,130,025             $96,119          3.1%
                                ==========        ==========             =======

         Selling expenses were lower in the first nine months of 2002 versus 2001 principally due to lower commission expense associated with a restructuring of the Company's independent manufacturers' representatives network, partially offset by incremental Dumex selling expenses. Lower travel and entertainment and administrative costs associated with the Company's ongoing cost reduction initiative also contributed. The increase in marketing expense reflects increased promotional activities coupled with several marketing studies by outside consultants, partially offset by a significant reduction in clinical support activity in 2002 versus 2001. The increase in General Administrative expense reflects incremental Dumex expenses and higher compensation and benefit costs for existing employees, along with higher legal expenses, partially offset by a discontinuation of goodwill amortization.

Interest Expense, net

         Interest expense, net increased $25,573 to $166,585 in the first nine months of 2002 from $141,012 in 2001. The increase is attributable to an imputed interest charge of $142,700 associated with the conversion of the Company's Series C and D bonds in January 2002, a $11,847 charge related to the amortization to interest expense of deferred lender and legal costs associated with obtaining the U.S. line of credit commencing May 2002, incremental interest expense beginning in August 2002 associated with the draw down of $1.0 million against the U.S. line of credit facility and debt assumed in connection with the Dumex acquisition. These increases were partially offset by the non-recurrence of $120,000 of non-cash imputed interest expense in 2001 associated with amortizing the consideration granted to extend the maturity date of the Series C and D convertible bonds and elimination of convertible bond interest coincident with the conversion of all outstanding bonds in January 2002.

Other Income and Expense

         Other expense increased $128,875 to $92,440 expense in the first nine months of 2002 from $36,435 income in 2001. The increase is primarily attributable to the $94,928 write-off of acquisition costs associated with a cancelled initiative together with the non-recurrence of a $31,300 Medicaid adjustment received in 2001.

Provision for Income Taxes

         Provision for income taxes of $9,690 has been provided in the third quarter 2002 based upon Dumex operating results in accordance with Canadian statutory requirements. No provision for income taxes have been provided in the first nine months of 2002 and 2001 for the U.S. operating results given available net operating loss carry forwards.

Net Income

         The Company generated net income of $260,050, or $0.07 per share (basic) and $0.04 per share (diluted), in the first nine months of 2002 including $32,058 of Dumex related net income compared to net income of $99,484, or $0.04 per share (basic) or $0.02 per share (diluted) in 2001. Nine months 2002 net income includes a $94,928 charge for expenses associated with a cancelled acquisition initiative. Non-cash imputed interest costs of $142,700 and $120,000 were included in 2002 and 2001 net income, respectively. In addition, nine months 2001 net income includes $79,500 of goodwill amortization expense. Adjusting for these items, net income would have been $497,678 and $298,984 in the first nine months of 2002 and 2001, respectively.

Liquidity and Capital Resources

         Operating results for the third quarter and nine months ended September 2002 versus the corresponding periods last year are positive. Third quarter 2002 sales were up significantly over 2001, benefiting from the inclusion of Dumex sales since the date of acquisition and improving historical sales. Year to date, historical sales remain softer than expected but in line with the last three quarters. Operating expenses remain in line with revenues. Net income continues to improve and cash flow remains positive.

         At September 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $1,265,174 and $524,783, respectively. The $740,391 increase in cash was provided by $575,480 of positive cash flow from operations, $1,251,068 from financing activities (primarily line of credit and stock sales proceeds), partially offset by investment spending of $1,016,537 relative to the Dumex Acquisition and $69,498 in capital expenditures and $122 of exchange rate changes on cash. Working capital increased to $3,416,539 from $1,862,072 primarily attributable to the Dumex Acquisition.

         On August 26, 2002 in connection with the Dumex Acquisition, the Company entered into a sixteen month revolving credit facility with a maximum principal amount of $1,575,000 and a five year term loan with a Canadian bank. At closing, the bank advanced $1,312,000 against the revolving credit facility and $1,038,000 against the term loan for a total of $2,350,000 to finance the purchase. Pursuant to the purchase agreement, the Company provided $450,000 of working capital at closing in the form of cash, which was applied against the revolving credit facility to lower the advances outstanding to $862,000. The $713,000 difference between the revolving credit facility balance of $862,000 and the maximum principal amount of $1,575,000 was designated to provide sufficient working capital for Dumex Medical Canada, Inc.

         At September 30, 2002 outstanding advances against the Canadian revolving credit facility were $1,020,000. Maximum potential advances under the agreement were $1,410,000.

         As part of the Dumex purchase agreement, the Company's U.S. revolving credit facility agreement was amended whereby the Company is required to maintain a minimum outstanding advance balance of $1,000,000 over the balance of the term of the Agreement. The proceeds were invested in a short term institutional money market fund. These proceeds will ultimately be used to fund strategic initiatives and for general working capital purposes.

         At September 30, 2002, the U.S. revolving credit facility advance balance is $1,000,000. The corresponding proceeds remain on deposit. Maximum potential advances under the agreement were $1,365,000 at September 30, 2002.

         The Company initiated in January 2002 a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share (the "Offering"). Offering proceeds will be used to fund strategic initiatives and for general working capital purposes. As of September 30, 2002 the Company had sold 1,300,000 shares and received proceeds of $650,000 relative to the Offering.

         Effective January 7, 2002, bondholders of all the Company's issued and outstanding Series C and D convertible bonds converted the entirety of the $475,000 principal and $120,200 accrued interest into units at a rate of one unit for each $0.50 of principal and interest converted. Each unit consists of one share of Series C or Series D Preferred Stock and one and one tenth warrants to purchase one share of common stock at a per share exercise price of $0.57 ("Series F Warrants"). Each share of preferred stock is convertible into common stock on a one-for-one basis. Principal and accrued interest under the bonds totaling $595,200 were converted into 1,190,400 shares of convertible preferred stock and 1,309,441 warrants.

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

Item 3. CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II - Other Information

Item 1. Legal Proceedings

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits. All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on April 1, 2002, are incorporated herein by reference.

Exhibit	Description

99.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 regarding Form 10-QSB for the quarter ended September 30, 2002

99.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 regarding Form 10-QSB for the quarter ended September 30, 2002

         (b) Reports on Form 8-K. Form 8-K was filed on August 1, 2002 relative to the Registrant's entering into an agreement to acquire the assets of Dumex Medical Inc. Form 8-K was filed on September 10, 2002 relative to the Registrant's consummation of the purchase of the assets of Dumex Medical Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: November 14, 2002	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer

Certification of Principal Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Edward J. Quilty, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Derma Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Certification of Principal Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, John E. Yetter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Derma Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ John E. Yetter
John E. Yetter, CPA
Vice President and Chief Financial Officer
(Principal Executive Officer)

25