Form 10KSB
period 2002-12-31
DERMA SCIENCES INC
filed 2003-03-31
CIK 892160

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of small business issuer in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 100, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (800) 825-4325

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Boston Stock Exchange
Common Stock, $.01 par value	Pacific Stock Exchange

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
         Yes    X          No

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

        Issuer's revenues for its most recent fiscal year were $11,749,742.

        The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of February 28, 2003, was approximately $816,418.

        The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2003, was 4,631,276.

        Documents Incorporated by Reference:  None

Part I

Item 1. Description of Business

Overview

        Derma Sciences, Inc. (“Derma Sciences”) was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996 Derma Sciences changed its state of domicile to Pennsylvania.

        In September, 1998 Derma Sciences acquired Genetic Laboratories Wound Care, Inc. (“Genetic Labs”) by means of a tax-free reorganization whereby Genetic Labs became a wholly-owned subsidiary of Derma Sciences. In December, 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased.

        In November, 1998 Derma Sciences purchased the stock of Sunshine Products, Inc. (“Sunshine Products”) in a cash transaction. As a result of the stock purchase, Sunshine Products became a wholly-owned subsidiary of Derma Sciences.

        In August, 2002 Derma Sciences acquired the assets of Dumex Medical Inc, a leading manufacturer and distributor of wound care and related medical devices to the Canadian market. The acquisition was effected by Derma Sciences’ wholly-owned Canadian subsidiary, Dumex Medical Canada Inc. (“Dumex Canada”).

        Derma Sciences and its subsidiaries Sunshine Products and Dumex Canada are referred to collectively as the “Company.” The Company’s executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey.

        The Company engages in the manufacture, marketing and sale of three dermatological related product lines: wound care, wound closure-fasteners and skin care. The Company’s customers consist of various health care agencies and institutions such as nursing homes, hospitals, home healthcare agencies, physicians offices and retail and closed door pharmacies. The Company sells its products principally through distributors servicing these markets in the Unites States and select international markets. In Canada, the majority of the sales are made directly to hospitals. The company’s principal manufacturing and distribution facilities are located in St. Louis, Missouri and Toronto, Canada. The Company through a wholly-owned subsidiary of Dumex Canada maintains a manufacturing facility in Nantong, China producing wound care products.

The Company’s Markets

Wound Care

        The Company markets a line of wound care and surgical products to doctors, clinics, nursing homes, hospitals and other institutions. The Wound Care line consists of basic and advanced dressings, ointments and sprays designed to manage and treat a wide range of skin conditions from basic burns, skin tears, abrasions and incontinence related skin impairment to chronic non-healing skin ulcerations such as pressure, diabetic and venous ulcers, surgical incisions and serious burns. Many of the Company’s chronic wound care products seek to provide an environment conducive to wound healing by addressing, in addition to healing factors such as protection and infection control, additional healing factors such as vitamins, minerals, zinc, moisture, pH balance and nutrition.

Wound Closure — Fasteners

        The Company markets a line of wound closure strips, nasal tube fasteners and a variety of catheter fasteners to doctors, clinics, nursing homes, hospitals and other institutions. The Company’s wound closure strips eliminate the need for sutures on the surface of many surgical wounds, decrease the incidence of scarring and infection and promote wound healing. In contrast to the characteristics of surgical tapes, these wound closure strips yield to the movement of the skin thereby reducing traction blisters at the wound site. In addition, these wound closure strips provide excellent adherence, optimum surgical wound security and protection from irritation and skin shearing.

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

Skin Care

        The Company markets general purpose and specialized skin care products to nursing homes, hospitals, home healthcare agencies and other institutions. These products include bath sponges, antibacterial skin cleansers, soaps, hair and body washes, lotions, body oil and moisturizers. The Company’s skin care products are designed to enable customers to implement and maintain successful skin care/hygiene programs.

The Company’s Products

        Descriptions of the Company’s principle products and their intended uses are set forth below:

Wound Care Product Line

Primary Dressings - Wound Care

Dermagran® Ointment	Topical ointment with a lanolin odor, packaged in both jars and tubes. Active ingredient: aluminum hydroxide gel. Used to manage stage I and II pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran® Spray	Colorless, odorless liquid, packaged in translucent plastic bottles with pump spray nozzles. Active ingredient: zinc acetate. Used to manage stage I pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran® Hydrophilic Wound Dressing	Advanced zinc hydrogel formulation impregnated in gauze pad. Used for the management of stages II through IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions. Also packaged in tubes and sold as Dermagran®-B Hydrophilic Wound Dressing.

Primary Dressings - Hydrocolloid Dressings

Primacol Hydrocolloid Dressing	Sterile, transparent, hydrocolloid dressing packaged in various sizes to accommodate different uses. Used to protect the wound from outside contamination such as bacteria, fecal mater, or urine. Available in the following configurations: Primacol Bordered Hydrocolloid Dressing, Primacol Thin Hydrocolloid Dressing, Primacol Specialty Hydrocolloid Dressing – Sacral and Primacol Specialty Hydrocolloid Dressing – Heel and Elbow.

Primary Dressings - Calcium Alginate Dressings

Algicell Calcium Alginate Dressing	Sterile dressing containing alginate ropes. Used for the absorption of moderate to large amounts of wound exudate and management of minor bleeding.

Primary Dressings - Hydrogel Dressings

AquaSite Amorphous Hydrogel Dressing	Clear sterile gel packaged in bellows and tubes. Used for filling wounds, while keeping them moist, and absorbing small to moderate amounts of wound exudate.

AquaSite Impregnated Dressings	Sterile, gauze dressing (either non-woven or sponge) impregnated with absorbent hydrogel. Used for packing wounds and treating lightly exudating, partial or full thickness wounds.

Primary Dressings - Foam Dressings

HydroCell Foam Dressings	Sterile polyurethane foam sheet with protective film. Used to protect the wound from outside contaminants. Available in adhesive and non-adhesive forms in the following configurations: HydroCell Adhesive Foam Dressing and HydroCell Thin Adhesive Foam Dressing.

SorbaCell Foam Dressing	Sterile foam dressing used to absorb exudate while cushioning and protecting the wound.

Primary Dressings - Wet Dressings

Water and Saline Wet Dressings	Sterile wet dressings create a moist wound environment to enhance natural wound healing and facilitate debridement.

Primary Dressings - Gauze Dressings and Sponges

DuCare® Gauze Dressings/ Sponges – Non-Sterile and Sterile	Woven sponges made from 100% USP cotton. Used for general use or for debriding, covering, and packing wounds. Also available as non-woven sponges/dressings (DuSoft Non-Woven Dressings/Sponges – Non-Sterile and Sterile) and pre-slit for use with tracheotomies.

Packing Strips	Sterile gauze strips used to fill or pack wounds and prevent premature wound closure. Strips are also available impregnated with sterile Idoform.

Primary Dressings — Hypertonic and Odor Eliminator Dressings

Absorb-a-Salt Wet Hypertonic Dressings	Sterile hypertonic saline in a gauze dressing used for packing infected or draining wounds and odor control.

Primary Dressings - Sponges

Durlix® 100% Cotton 6 Ply Fluff Sponge – Non Sterile and Sterile	Gauze sponges made from 100% cotton. Used for absorbing wound exudate and packing wounds.

Secondary Dressings - Bandages

Conforming Bandages	Stretch gauze bandages used as secondary dressing for wrapping legs and arms and to hold dressings in place. Available in the following configurations: Dutex® 100% Cotton 2 Ply Conforming Bandage – Non-Sterile and Sterile, Durlex® Bandage Rolls – Non Sterile and Sterile, DuForm® Knitted Synthetic Conforming Bandage – Non-Sterile and Sterile, DuForm® Synthetic Conforming Bandage and DuFlex® Woven Synthetic Conforming Bandage – Non-Sterile and Sterile.

Durlex® Bandage Rolls – Non Sterile and Sterile	Washed low-linting woven gauze rolls. Used for wrapping or packing large and deep wounds.

Compression Bandaging Systems	Latex free systems of multiple layers used for graduated compression on venous leg ulcers. The Company’s bandaging systems are available in the following configurations: DuBoot Two-Layer Paste Compression Bandaging System, TresFlex Three-Layer Compression Bandaging System and DuFore Four Layer Compression Bandaging System.

UnnaPress Paste Bandage	Latex free bandage (with or without calamine lotion). Used for maintaining a moist wound environment, resisting edema formation, and protecting the wound from external contamination and mechanical disruption during the healing process.

ElasTive Elastic Adhesive Bandage	Latex free, non-allergenic, adhesive bandage made of 100% cotton. Used to conform to body contours without restriction.

DuSor Elastic Bandage Premium and Economy	Latex free, cotton-wrapped bandage with heat resistant rubber strands. Used for firm compression and vascular and muscle support. Available in premium and economy versions as well as with a velcro closure (“PrimaCare Elastic Bandage with Velcro Closure”).

Operating Room Sponges

Laparotomy Sponges – Non-sterile and Sterile, X-Ray Detectable	Pre-washed or non-washed low lint, X-Ray detectable sponges used to absorb blood and other fluids during surgery.

Surgical Gauze Packing – Plain and X-Ray Detectable	A 100% USP fine mesh absorbent cotton gauze available as a roll or strip with folded or sewn ends. Used for drainage of sinuses or abscesses and for other delicate surgery. Available as sterile dressings as Pak-Its Plain Gauze Packing – Sterile, X-Ray Detectable.

DuPaque Non-Sterile and Sterile X-Ray Detectable Gauze Sponges	Opaque sponge made of 100% USP fine mesh absorbent cotton with folded edges. Used to absorb blood and other fluids during surgery. Includes an X-Ray Detectable mono-filament thread.

Secondary Dressings - Abdominal Pads

DuPad® Sealed-End Abdominal Pads – Non-Sterile and Sterile	Sealed-end, absorbent secondary dressing used to absorb and disperse wound exudate.

Secondary Dressings - Burn Dressings

DuPress Sterile Burn Dressing	Gauze dressing filled with cellulose. Used to absorb large amounts of fluids and minimize trauma and adherence to the wound.

Secondary Dressings - Wound Cleansing Products

Sterile Water or Saline	Sterile water or saline packaged in plastic squirt bottles for use in wound cleansing.

Other

Narcotics and Controlled Substances	Cocaine, methadone, sodium barbital and testosterone distributed by Dumex Canada and sold exclusively in Canada under license to institutions, laboratories and clinics for use in surgery, addiction treatment and other medical uses.

Enteral Feeding Systems	Enteral feeding systems distributed by Dumex Canada and sold exclusively in Canada. Used to administer nutrients to patients unable to feed themselves through normal means.

Wound Closure Fastener Product Line

Suture Strip and Strip Plus®	Latex-free, flexible, moisture resistant wound closure strips made of a macroporous non-woven polyamide and adhesive. Used in surgical and wound closure procedures.

NG Strip® Nasal Tube Fastener	Latex-free, flexible, moisture resistant securement device made of a macroporous non-woven polyamide with adhesive. Used with any nasogastric or nasal feeding tube. Available in adult, pediatric and infant sizes.

UC Strip® Catheter Tubing Fastener	Latex-free, flexible, moisture resistant, one-piece catheter/tubing fastener made of a macroporous non-woven polyamide with adhesive. Used to secure urinary and gastrostomy catheter tubing to the patient.

Cath-Strip® Recloseable Catheter Fastener	Latex-free, flexible, moisture resistant multi-use recloseable catheter fastener with adhesive. Used with urinary catheters, gastrostomy and jejunostomy tubes, wound drainage systems, central line catheters, and multi-port IVs.

Percu-Stay®	Sterile, self-adhesive catheter fastener used to secure percutaneous drainage catheters. Adhesion to patient skin is provided by a combination moisture absorbent hydrocolloid surrounded by a breathable non-woven backing.

Epi-Stay®	Sterile, self-adhesive catheter fastener specially designed to secure epidural and other long dwelling catheters. A distinctive foam support component prevents the catheter from kinking. A transparent window made of polyurethane film dressing maintains visualization of the exit site and catheter position. Specially designed to minimize the unintended and accidental removal of the catheter.

Skin Care Product Line

Skin Care and Personal Hygiene Products

Soft Wash Bathing Sponge	Latex-free, no rinse, single use bath sponge impregnated with a gentle soap and moisturizers.

Optima Bath Additive	Bath additive or after-bath moisturizer enhanced with acetylated lanolin alcohol. Used to lubricate and soften the skin.

Hydro-soft Skin Conditioner	Concentrated blend of skin emollients and gentle skin cleansers for moisturizing and conditioning the skin. Used in whirlpool and hydrotherapy units.

Hair and Skin Cleansers and Washes	The Company has various hair and skin cleansers/washes: Swash Conditioning Shampoo and Body Wash, Therabath Hair and Skin Cleanser, Hospi Bath Hair and Skin Cleanser, Bathe Away® Hair and Skin Cleanser and ApriVera® Hair and Skin Cleanser with AloeVera.

Skin Conditioners and Moisturizers

Skin Care Lotion	Lotion to moisturize and soften the skin.

PrimaDerm Hand Barrier Lotion	Hand barrier lotion containing urea, lactic acid. Used to restore moisture and protect hands.

PrimaDerm High Potency Moisturizing Cream 10, 20 and 30	Body moisturizing cream containing urea and lactic acid. Used to moisturize and soften dry skin.

PrimaDerm Heel Cream	Fragrance-free heel cream containing urea and lactic acid. Used to moisturize and soften hard, dry, callused heels and feet.

Incontinence Products

In-Between® Perineal Spray Skin Cleanser	An odor eliminating skin cleanser used to cleanse the entire perineal skin area.

Dermagran® GP General Skin Protectant Ointment	An ointment containing allantoin and aloe vera gel. Used as a moisture barrier on external skin areas where repeated exposure to body excrements and exudates may cause skin break down. May be used as skin barrier on friction points.

Dermagran® BC Perineal Protectant Ointment	An ointment consisting of a non-greasy formulation based upon the Company's proprietary Zinc-Nutrient and balanced pH technology. Used as a protectant against minor skin irritations due to moisture, urine, feces and perspiration.

Skin Protectants

Dermagran® AF Antifungal Ointment	An ointment containing miconazole nitrate and the Company’s Zinc-Nutrient and balanced pH technology. Used for maintaining healthy skin and providing a long-acting barrier against moisture. Miconazole nitrate is used to treat jock itch, ringworm and athlete’s foot.

ClearCell Transparent Film Dressing	Non-sterile adhesive transparent film dressing used for protecting intact skin from friction, shear and breakdown from incontinence and drainage.

Sanitizing Products

Mysotrol® No rinse Hand Sanitizer	Waterless, no rinse hand sanitizer containing ethyl alcohol. Provides germicidal and virucidal action and meets OSHA protocol for a healthcare personnel handwash while reducing the risk of nosocomial infections.

Antibacterial Soap	An antibacterial soap containing chloroxylenol used to reduce nosocomial infections including both gram-positive and gram-negative organisms as well as yeast and fungus in institutional environments.

Bacti-Guard Antibacterial Hand Soap	An antibacterial hand soap containing triclosan, aloe vera and glycerin. Used to reduce nosocomial infections including both gram-positive and gram-negative organisms, as well as yeast and fungus in institutional environments.

Whirlpool/Hard Surface Detergent/Disinfectant	A detergent used specifically for cleaning hard surfaces and whirlpool units in nursing homes, hospitals and other institutions. Also effective as a bactericide, mildewstat, sanitizer, virucide and fungicide in the presence of organic soil (5% blood serum).

Distribution and Sales

United States

        In the United States, the Company employs a direct sales force, manufacturers representatives and a number of regional and local distributors (with their own sales forces) to sell the Company’s products. The majority of the Company’s sales are made to national, regional and local distributors and large institutional customers who sell the products to end users. Direct sales to end users are not a significant part of the Company’s business.

        The Company’s direct sales force consists of a Vice President – Sales and Marketing, a Vice President – Corporate Accounts and five Regional Sales Managers together with varying numbers of manufacturers representatives as market opportunities require. Company sales employees receive a base salary together with commissions based upon sales and gross profit achievement within their area of responsibility. Manufacturers representatives receive commissions based upon sales in their territory and market segment.

Canada

        In Canada, the Company employs a Sales Manager, two direct sales representatives, one each in Ontario and Quebec, the two most densely populated provinces, and a manufacturers representative located in British Colombia. Company sales employees receive a base salary together with commissions based upon sales and gross profit achievement within their areas of responsibility. The majority of the Company’s Canadian sales are to hospitals pursuant to tender contracts with national, provincial and local buying groups. These institutional contracts are generally exclusive in nature and are awarded for a term of 1 to 5 years. Sales in the provinces of Saskatchewan and Newfoundland are made through dealers. Nursing home, home healthcare, physician office and retail sales are for the most part made through local dealers and government sponsored Community Care Access Centres (CCAC) agencies. While not a significant means of sale in Canada, the Company also conducts business through a number of distributors.

        The majority of the Company’s Canadian products are distributed directly to end users through the Company’s distribution facility servicing Ontario and Quebec and a network of public warehouses strategically located throughout Canada. Distribution of products in Saskatchewan and Newfoundland are made to the dealers servicing those provinces.

Other Foreign Markets

        The Company’s products are sold throughout the rest of the world through various licensing and distribution agreements. Sales are made principally to Europe and Latin America. Sales made to other foreign markets totaled approximately $675,000 in 2002 and $602,000 in 2001.

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

        In the United States, the Company’s basic wound care products compete in a very competitive commodity oriented marketplace with Johnson & Johnson, Kendall Tyco, Medical Action and a number of others. In the advanced wound care products marketplace, the Company competes principally with Bristol-Myers Squibb — Convatec, Smith & Nephew and Johnson & Johnson. The market for wound closure strips and catheter fasteners is characterized by a wide range of generic competition. The most dominant competitor in the suture strip market is 3M. The Company’s skin care products compete in a commodity oriented marketplace with Provon, Chester Laboratories, Calgon Vestal – Steris and a number of others.

        In Canada, the Company’s basic wound care products compete in a very competitive commodity-oriented marketplace with Kendall Tyco, Medicom, Medical Mart, Johnson & Johnson, Source Medical and a number of others. In the advanced wound care products marketplace, the Company competes principally with the same competitors as it competes with in the United States together with a number of domestic generic companies.

        The ability of the Company to remain competitive is based on its ability to provide its customers with a broad range of quality products, at a competitive price with superior customer service. The prospective ability to cost effectively develop and or acquire and commercialize new products that provide superior value is an integral component of the Company’s ability to stay competitive. The Company believes that the breadth and quality of its existing product lines, the infrastructure in place to cost effectively source and market its products and the skill and dedication of its employees will allow the Company to successfully compete.

Product Sourcing

        The Company maintains manufacturing facilities in St. Louis, Missouri, Toronto, Canada and Nantong, China. The St. Louis facility manufactures the Company’s line of skin care products with the exception of the patient bathing sponge. The Toronto and Nantong facilities manufacture the Company’s Dumex Canada wound care products. The Derma line of wound care, wound closure-fastener products and the patient bathing sponge are outsourced. A number of Dumex Canada basic and advanced wound care products are sourced in semi-finished and finished form directly from suppliers. Dumex Canada also serves in a distributor capacity (sourcing finished product directly from suppliers) for a number of medical device products in Canada.

        The Company maintains a long-standing network of suppliers for its outsourced products. The majority of the Company’s outsourced products utilize readily available components. Accordingly, there are numerous companies capable of manufacturing these products to applicable regulatory standards. Given the ready availability of other suppliers, as well as the Company’s policy regarding maintenance of adequate safety stock levels, the Company does not believe that a temporary interruption in supply or loss of one or more of its suppliers would have a long-term detrimental impact on its operations.

        The Nantong facility is ISO certified. The Toronto facility is presently preparing for an ISO audit in May 2003 and anticipates receipt of its certification shortly thereafter. The Company requires that all of its suppliers conform to the standards set forth in the Good Manufacturing Practice (“GMP”) regulations promulgated by the United States FDA and local health agencies.

Patents, Proprietary and Non-Proprietary Technology

        Under the title “Two-Step Procedure for Indolent Wound Healing and Aqueous Medium and Topical Ointment Used in Connection therewith,” the Company’s Dermagran Ointment and Dermagran Spray incorporating a unique Zinc Nutrient formulation and balanced pH technology have received patent protection in the United States and a number of foreign countries. These patents will begin to expire in 2003. The Company does not anticipate that the expiration of these patents will significantly affect sales.

        Under the title “Topical Barrier Composition Containing Silicone and Bentonite,” the Company’s Dermagran BC (barrier cream) has received patent protection in the United States for its non-greasy formulation offering a long lasting barrier effect. This patent will expire in the year 2017.

        The Company also has patents on its line of wound closure Suture Strips and line of catheter and tube fasteners comprised of NG Strips, UC Strip and Cath-Strip in the United States and United Kingdom incorporating an exclusive non woven material and skin friendly adhesive designed to provide the superior performance of dynamic adherence. These patents begin to expire in the year 2005.

        The Company has submitted patent applications relative to: the suspension of particles in a cosmetic composition, the dispensing of gauze packing and a vitamin formulation for chronic wounds.

        The Company has a trademark on the name “Derma Sciences” in the United States and “Dumex” in the United States and Canada. A significant number of the Company’s products in the United States are trademarked. The Company possesses a number of non-patented formulations and process technologies that provide competitive advantages in the marketplace.

        The Company believes the aforementioned patent, proprietary and non-proprietary technology affords reasonable protection to the Company against the unauthorized copying of the technology embodied in the subject products. However, the specific means whereby these products promote wound healing and skin care are unknown and the chemical and biological processes bearing upon wound healing and skin care are highly complex and subject to a wide variety of influences and stimuli. As such, it is possible that competitors will develop products equal to or superior to those of the Company without infringing upon the Company’s intellectual property.

        Patent law relating to the scope of claims with respect to wound care pharmaceutical products is still evolving and the Company’s patent rights are subject to uncertainty. Furthermore, the existence of patent rights does not provide absolute assurance against infringement of these rights. The prosecution and defense of patent claims is both costly and time consuming, regardless of the outcome.

        An important component of the Company’s growth strategy is to acquire, by purchase or license, both proprietary and non-proprietary wound and skin care technology. There can be no assurance that the Company will be able to obtain such technology on acceptable terms, if at all. Future inability to acquire or license wound and skin care technology could have a material adverse effect on the Company’s business.

Government Regulation

United States — Scope of Regulation

        The manufacture, distribution and advertising of the Company and its products are subject to regulation by numerous federal and state governmental agencies in the United States. The United States Food and Drug Administration (“FDA”) is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, (“FDC Act”) which regulates drugs and devices manufactured and distributed in interstate commerce. Many of the Company’s products are classified either as over-the-counter drugs or medical devices pursuant to the FDC Act. The Federal Trade Commission (“FTC”) administers the Federal Trade Commission Act (“FTC Act”) which regulates the advertising of products including over-the-counter drugs and devices. All states have individual laws that resemble the FDC Act and the FTC Act.

      Medical Devices

        The FDC Act requires that all devices for human use marketed in the United States prior to May 28, 1976 (“Pre-amendment Devices”) be classified by the FDA, based on recommendations of expert panels, into one of three regulatory classes. Class I products are subject only to the general controls which apply to all devices, irrespective of class. General controls include the registration of manufacturers, record-keeping requirements, labeling requirements, and Good Manufacturing Practice (“GMP”) regulations.

        The following products are registered with the FDA as Class I “devices” pursuant to the regulations under Section 510(k) of the FDC Act: Dermagran Zinc-Saline Dressing, Dermagran Hydrogel Wound Dressing, Dermagran Hydrophilic Wound Dressing, Dermagran-B Hydrophilic Wound Dressing, Dermagran Wound Cleanser, Suture Strip, NG Strip, Cath-Strip and UC Strip.

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

        Devices marketed after May 28, 1976 are considered to be one of two kinds: those that are and those that are not substantially the same as a Pre-amendment Device. Those that are substantially equivalent to a Pre-amendment Device are given the same classification as the equivalent Pre-amendment Device. New devices which are not substantially equivalent to Pre-amendment Devices are automatically placed in Class III thereby requiring pre-market approval.

        All manufacturers are required to give the FDA ninety days notice before they can introduce a device on the market. During the ninety-day period, the FDA will determine whether the device is or is not substantially equivalent to a Pre-amendment Device. If the FDA determines that the device is not substantially equivalent to a Pre-amendment Device, it is automatically placed in Class III and the manufacturer will have to provide the FDA with a Premarket Approval Application (“PMA”) containing evidence that the device is safe and effective before the device may be commercially distributed to the public. However, the manufacturer may request that the FDA reclassify the device by filing a reclassification petition. All of the devices currently marketed by the Company, with the exceptions of Sterile Water and Sterile Saline, have been found by the FDA to be substantially equivalent to a Pre-amendment Device and are, therefore, classified in Class I. Sterile Water and Sterile Saline are classified in Class II.

      Over-the-Counter Drugs

        Prescription drugs may be dispensed only on the prescription of a licensed practitioner and must be labeled: “Caution: Federal law prohibits dispensing without prescription.” In general, a drug is restricted to the prescription class if it is not safe for use except under professional supervision. All drugs having characteristics that do not require prescription dispensing are considered to be over-the-counter (“OTC”) drugs. Those of the Company’s products which are classified as over-the-counter drugs pursuant to the FDC Act are: Dermagran Spray, Dermagran Ointment, Mysotrol, Antibacterial Soap, Dermagran AF, Dermagran BC and Dermagran GP.

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

        Dermagran Spray, Dermagran Ointment, Dermagran AF, Dermagran BC and Dermagran GP are currently being marketed as over-the-counter skin protectant drug products. Skin protectant products are the subject of an ongoing FDA rule making procedure which will result in the issuance of a final regulation specifying those active ingredients which are permitted in, and designating labeling requirements for, such products. Preliminary Monographs and Tentative Final Monographs applicable to Dermagran Spray and Dermagran Ointment have been issued by the FDA in 1978 and 1984, respectively. As of February 2003 the Tentative Final Monographs are still under review.

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

Canada – Scope of Regulation

      Medical Devices

        The Medical Devices Regulations have been established under the authority of the Food and Drugs Act and apply to all medical devices imported and sold in Canada. The Medical Devices Bureau of the Therapeutic Products Directorate is the national authority that monitors and evaluates the safety, effectiveness and quality of diagnostic and therapeutic medical devices in Canada.

        On July 1, 1998 the Medical Devices Regulations set forth the requirements governing the sale, importation and advertisement of medical devices in Canada. Regulatory scrutiny is applied in these areas based on risk management principles that classify medical devices into four classes, with Class I representing the lowest risk and Class IV the highest.

        Every medical device imported or sold in Canada, with the exception of Class I medical devices, is required to be licensed prior to being imported or sold. A device license will be issued to the manufacturer of a device if it is determined that the device meets applicable safety and effectiveness requirements. Although Class I devices do not require a license, they are monitored through Establishment Licenses. An Establishment License permits importers, distributors and manufacturers of Class I devices to operate in Canada without using a licensed importer.

        As of January 1, 2003 manufacturers of Class II, III and IV devices are required to have a quality system registered to ISO 13485 or ISO 13488 by a registrar recognized by Health Canada. Proof of registration must be submitted with any new license application after January 1, 2003 and with the renewal of existing licenses after November 1, 2003.

        The following Company products have been licensed as Class II products with the Therapeutic Products Directorate: Cotton Gauze Packing – X Ray detectable, Packing strips — Cotton, Dupaque X Ray Detectable Sponges, Bulb Syringe for irrigation, Tonsil Sponges, Eye Spear, Hydrogel Wound Dressing, Surgical Sponges, Calcium Alginate Dressing, Sterile Gastrostomy Tube, Foam Dressing, Composite Dressing, Laparotomy Sponges, Tracheostomy Sponges and Hydrocolloid Dressing Sterile.

      Drugs

        The Health Products and Food Branch Inspectorate of Health Canada is mandated to regulate drugs and the processes used to manufacture drugs. A Drug Establishment License is required for activities such as fabrication, packaging/labeling, importation, distribution, wholesale and testing. Dumex Canada underwent an inspection by Health Products and Food Branch Inspectorate on October 24, 2001 which successfully resulted in the issuance of the Drug Establishment License.

        Once a drug has been approved, the Therapeutic Products Directorate issues a DIN (Drug Identification Number) which permits the manufacturer to market the drug in Canada. A DIN lets the user know that the product has undergone and passed a review of its formulation, labeling and instructions for use. A drug product sold in Canada without a DIN is not in compliance with Canadian Law. The Company’s product, Iodoform Packing Strip 5% W/W, has been assigned a DIN number by Health Canada.

        In order to sell narcotics/controlled substances in Canada, a license must be obtained from Health Canada. Individuals who handle the narcotics/controlled substances, as well as customers, must also be approved by Health Canada. Unless the customer is a licensed dealer, a hospital or pharmacy, a letter of authorization must be obtained from Health Canada. A monthly sales report and annual inventory report must be filed with Health Canada by the licensed dealer.

Registration and Status of Dumex Products Sold in United States

        All products manufactured at Dumex Canada are Class I devices with the exception of Sterile Water and Sterile Saline which are classified as Class II devices. Dumex Canada also manufactures over-the-counter drugs such as skin care products, wound cleanser and UnnaPress Paste Bandages.

        Dumex Canada has passed inspection by the United States Food and Drug Administration.

Other Foreign Regulatory Authorities

        Whether or not USFDA approval has been obtained, approval of medical drugs and devices by regulatory authorities in foreign countries must be obtained prior to marketing drugs and devices in such countries. The requirements governing the conduct of clinical trials and product approval vary widely from country to country and the time required for approval may be longer or shorter than that required for FDA approval. Although there are procedures for unified filings for certain European countries, most countries currently maintain their own product approval procedures and requirements.

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

Third Party Reimbursement

        In the United States, the Company sells its wound care products to nursing homes, hospitals, home healthcare agencies, retail and “closed door” pharmacies and similar institutions. The patients at these institutions for whose care the Company’s products are purchased often are covered by medical insurance. Accordingly, the Company’s customers routinely seek reimbursement for the cost of the Company’s wound care products from third party payors such as Medicare, Medicaid, health maintenance organizations and private insurers. The availability of reimbursement from such third party payors is a factor in the Company’s sales of wound care products.

        Medicaid is a federally funded program administered by the states. Medicaid insurance is available to individuals who have no Medicare or private health insurance or to individuals who have exhausted their Medicare benefits. Included in the Medicaid insurance coverage are in-patient stays in long term care facilities, hospitalization and drugs.

        Medicaid reimbursement of the Company’s products is dependent upon Company paid rebates to state Medicaid agencies. Effective January 1, 1991, the Omnibus Budget Reconciliation Act of 1990 requires pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, to enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company’s quarterly net sales and the average manufacturer price of the individual products. In 2002, Medicaid sales were 5% of total Company sales and 27% of sales for products subject to Medicaid rebates. Medicaid rebates represent approximately 1% of net sales.

        Medicare is a federally funded program administered by four private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. Several of the Company’s wound care products, together with Cath-Strip and Percu-Stay, are eligible for Medicare reimbursement.

        The Prospective Payment Systems (PPS) enacted by Congress as part of the Balanced Budget Act of 1997 places “per capita” (per patient) limits on the amount of Medicare payments for goods and services provided by skilled nursing facilities. PPS has generally had a negative impact on the long-term care industry as well as suppliers to this industry, including the Company.

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

Product Development

        The Company conducts limited product development activities. The Company’s development resources are directed towards line extensions and coordinating and implementing changes to product and packaging specifications. The Company relies heavily on purchasing and licensing of products to expand its product lines.

Employees

        The Company maintained 141 full-time and 5 part-time employees at December 31, 2002. Of these employees, 35 are located in the United States, 70 in Canada and 41 in China. The Company considers its employee relations to be satisfactory.

Item 2. Description of Property

        The Company’s executive offices are located in Princeton, New Jersey. The Company has a lease for its executive office space, at a rate of $9,759 per month, that expires in August, 2007. The Company has a month-to-month lease for a sales office located in Wilkes Barre, Pennsylvania at a rate of $1,542 per month. The Company has a month-to-month lease for 8,200 square feet of warehouse space in Old Forge, Pennsylvania at a rate of $1,925 per month. The Company has a month-to-month lease for 24,000 square feet of office, light manufacturing and warehouse space in St. Louis, Missouri at a rate of $7,298 per month and a month-to-month lease for 2,000 additional adjacent square feet of warehouse space in St. Louis at a rate of $1,000 per month.

        Dumex Canada operates from a 51,700 square foot leased manufacturing facility, at a rate of $13,200 per month, that expires in August, 2007 and a 20,400 square foot distribution facility, at a rate of $5,500 per month, that expires in August, 2004 both located in Toronto, Canada. Dumex Canada also leases, month-to-month, 5,000 square feet of warehouse space in Atlanta, Georgia at a rate of $2,125 per month and a 11,400 square foot manufacturing facility in Nantong, China at a rate of $1,000 per month that expires in June, 2008.

Item 3. Legal Proceedings

        The Company is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter to a vote of shareholders during the fourth quarter, 2002.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol “DMS.” The Company’s Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company’s Common Stock:

                    Quarter Ended                         High        Low
                    -------------                         ----        ---

                    March 31, 2001                        $0.59      $0.22
                    June 30, 2001                         $0.65      $0.23
                    September 30, 2001                    $0.71      $0.38
                    December 31, 2001                     $0.80      $0.25
                    March 31, 2002                        $0.80      $0.53
                    June 30, 2002                         $0.72      $0.35
                    September 30, 2002                    $0.85      $0.35
                    December 31, 2002                     $0.85      $0.35

        The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company’s preferred stock.

        As of the close of business on February 28, 2003, there were 1,215 holders of record of the Common Stock.

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

Results of Operations

        The 2002 operating results include as of August 26, 2002 the operating results of the Company’s newly established subsidiary, Dumex Medical Canada Inc. Unless otherwise indicated by the context, the term “Dumex” is used throughout this discussion in reference to the operations of Dumex Medical Canada Inc.

        Net sales increased $2,687,397, or 29.7%, to $11,749,472 in 2002 from $9,062,075 in 2001. Gross profit decreased to 44.8% in 2002 from 49.2% in 2001. Operating expenses increased $746,096, or 18.0%, in 2002 to $4,891,019 from $4,144,923 in 2001. Interest expense increased $51,603 in 2002 to $239,079 from $187,476 in 2001. Other expense increased $142,163 in 2002 to $66,586 from $75,577 income in 2001. Net income of $61,368 was generated in 2002 versus $192,398 in 2001.

        The following table highlights the impact on 2002 operating results of the August 26, 2002 acquisition by the Company’s subsidiary, Dumex Medical Canada Inc., of substantially all of the assets of Dumex Medical Inc. (the “Dumex Acquisition”).

                                                           2002                              2001
                                       ---------------------------------------------         ----
                                       Consolidated       Dumex (*)         Derma            Derma
                                       ------------       ---------         -----            -----

Net sales                               $11,749,472       $3,026,600      $8,722,872       $9,062,075
                                        -----------       ----------      ----------       ----------
Gross profit                              5,260,202          543,095       4,717,107        4,457,720
                                        -----------       ----------      ----------       ----------
Operating expenses                        4,891,019          673,365       4,217,654        4,144,923
Interest expense                            239,079           45,587         193,492          187,476
Other expense (income)                       66,586            6,357          60,229          (75,577)
                                        -----------       ----------      ----------       ----------
Total expenses                            5,196,684          725,309       4,471,375        4,256,822
Income (loss) before income taxes            63,518         (182,214)        245,732          200,898
Provision for taxes                           2,150                0           2,150            8,500
                                        -----------       ----------      ----------       ----------
Net income (loss)                       $    61,368       $ (182,214)     $  243,582       $  192,398
                                        ===========       ===========     ==========       ==========

_______________
(*)Since August 26, 2002.

        Excluding the Dumex acquisition, 2002 net sales decreased $339,203, or 3.7%, to $8,722,872 versus $9,062,075 in 2001. Derma net sales were adversely impacted by loss of the Beverly contract and competitive pressure principally in the skin care line. Excluding the Dumex acquisition, net income increased $51,184 to $243,582 in 2002 versus $192,398 in 2001 due to improved asset management and cost controls.

Sales Overview

        The Company’s sales are derived from its wound care, wound closure-fasteners and skin care product lines. Wound care sales consist mainly of Dermagran ointment and spray and hydrophilic wound dressings and the Dumex product line. Wound closure-fasteners sales consist primarily of wound closure strips and catheter fasteners. Skin care sales consist of bath sponges, body washes, shampoos, incontinent care products, skin conditioners, disinfectants and deodorizers.

        Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                    Year ended December 31,
                                    -----------------------
                                   2002                 2001
                                   ----                 ----

Gross sales                     $12,707,351         $10,085,620

Trade rebates                      (689,967)           (763,683)
Cash discounts                     (193,037)           (194,985)
Medicaid rebates                    (74,875)            (64,877)
                                ------------        ------------
Net sales                       $11,749,472         $ 9,062,075
                                ===========         ===========

        Gross sales increased $2,621,731, or 26.0%, in 2002 versus 2001 due to the inclusion of Dumex sales from August 26, 2002 together with higher wound care and wound closure-fastener product sales, partially offset by lower skin care sales associated principally with the loss of the Beverly contract in May 2001. Trade rebates were lower due principally to discontinuation of a wound care related incentive rebate agreement in November 2001 and to the absence of any rebate intensive Beverly skin care sales in 2002.

        The following table presents net sales by product line expressed in dollars and percentage change:

                                 Year Ended December 31,
                                 -----------------------
Product Line                      2002             2001                  Variance
------------                      ----             ----                  --------

Wound care                    $ 6,007,456       $2,979,406      $3,028,050       101.6%
Wound closure-fasteners         3,157,218        2,898,321         258,897         8.9%
Skin care                       2,584,798        3,184,348        (599,550)      (18.8%)
                              -----------       ----------      -----------
Total                         $11,749,472       $9,062,075      $2,687,397        29.7%
                              ===========       ==========      ==========

        Net sales increased $2,687,397, or 29.7%, in 2002 versus 2001. Wound care sales increased due to the acquisition of Dumex on August 26, 2002. Excluding Dumex sales, wound care sales were flat compared to 2001. In 2002, wound care net sales excluding Dumex were favorably impacted by a reduction in rebates payable which were offset by competitive pressures. Wound closure-fasteners sales increased $258,897, or 8.9%, due principally to increased sales from the private label Suture Strip agreement initiated in late 2001. Additional factors in this increase were higher Percu Stay sales attributable to a large customer’s work-off of excess inventory and return to normal ordering patterns, along with modest inroads into non-acute care markets. Sales of skin care products were lower due to competitive market pressures and termination of the Beverly contract, but were helped by the introduction of a new patient bathing sponge.

Net Sales, Cost of Sales and Gross Profit

        The Company’s net sales, cost of sales, gross profit and gross profit margins for 2002 and 2001 are outlined in the table below:

                                Year ended December 31,
                                -----------------------
                             2002                     2001                    Variance
                   ---------------------     --------------------      ---------------------

Net sales          $11,749,472    100.0%     $9,062,075    100.0%      $2,687,397      29.7%
Cost of sales        6,489,270     55.2%      4,604,355     50.8%       1,884,915      40.9%
                   -----------    ------     ----------    ------      ----------

Gross profit       $ 5,260,202     44.8%     $4,457,720     49.2%      $  802,482      18.0%
                   ===========     =====     ==========     =====      ==========

        Gross profit increased 18.0% in 2002 to $5,260,202 from $4,457,720 in 2001 due to higher sales volume arising from the Dumex acquisition and a more profitable sales mix in the core Derma business. Excluding 2002 Dumex sales, the 2002 gross profit was higher than 2001 as a result of increased sales of higher margin wound fasteners and decreased sales of lower margin skin care products.

        The 2002 and 2001 gross profit percentages were 44.8% and 49.2%, respectively. The decrease in the 2002 versus 2001 gross profit is attributable to the inclusion of lower margin Dumex product sales. In 2002, Dumex products had a gross profit of 18% which was adversely impacted by valuing the acquired finished goods inventory at fair market value less direct selling costs. Excluding the flow through of the inventory fair market value valuation required by purchase accounting, the Dumex products gross profit would have been $130,000 higher and the gross profit percentage would have been 22.2%. Product line net sales as a percentage of total net sales, together with the gross profit percentages attributable to each line, are outlined below:

                                                     Percentage of Total Net Sales
                                                  ----------------------------------
                              Gross Profit        2002          2002            2001
       Product Line            Percentage    Consolidated     Derma Only      Derma Only
       ------------           ------------   ------------     ----------      ----------

Wound care - Derma             60% - 80%         25.4%          34.2%           32.9%
Wound care - Dumex             15% - 40%         25.7%           N/A             N/A
                                                 -----           ---             ---
Total wound care                                 51.1%          34.2%           32.9%

Wound closure fasteners        40% - 60%         26.9%          36.2%           32.0%
Skin care                      20% - 40%         22.0%          29.6%           35.1%
                                                 -----          -----           -----
Total                                           100.0%         100.0%          100.0%

Operating Expenses

        Operating expenses increased $746,096, or 18.0%, to $4,891,019 in 2002 from $4,144,923 in 2001. A summary of selling, marketing and general and administrative expenses for 2002 and 2001 are outlined in the table below:

                               Year Ended December 31,
                               -----------------------
Operating Expense                2002          2001                 Variance
-----------------                ----          ----                 --------

Selling                      $1,474,581    $1,402,935         $ 71,646       5.1%
Marketing                       378,666       343,200           35,466      10.3%
General administrative        3,037,772     2,398,788          638,984      26.6%
                             ----------    ----------         --------
   Total                     $4,891,019    $4,144,923         $746,096      18.0%
                             ==========    ==========         ========

        Selling expenses increased 5.1% in 2002 versus 2001 primarily attributable to incremental selling expenses arising from the Dumex acquisition and severance expense to a former sales executive, partially offset by lower commission expense associated with a reduction of the Company’s independent manufacturers representatives network in 2002. Marketing expenses increased 10.3% in 2002 versus 2001 primarily as a result of several market studies conducted by outside consultants, partially offset by significantly lower clinical support activities. General and administrative expenses increased 26.6% in 2002 versus 2001 primarily as a result of incremental Dumex expenses which includes an acquisition related $64,000 performance achievement payment, higher compensation to existing employees, higher legal expenses and internal acquisition related expenses, partially offset by lower bad debt and accounting expense and discontinuation of goodwill amortization.

        Excluding Dumex related operating expenses of $673,365, the Company’s operating expenses would have increased $72,731, or 1.8%, to $4,217,654 versus $4,144,923 in 2001.

Interest Expense, net

        Interest expense, net increased $51,603 to $239,079 in 2002 from $187,476 in 2001. The increase is attributable to an imputed interest charge of $150,200 associated with the conversion of the Company’s series C and D bonds in January 2002, a $18,955 charge related to the amortization to interest expense of deferred lender and legal costs associated with obtaining the U.S. line of credit commencing May 2002, $42,955 for incremental interest expense beginning in August 2002 associated with the draw down of $1.0 million against the U.S. line of credit facility and $45,587 for debt assumed in connection with the Dumex acquisition. These increases were partially offset by the non-recurrence of $160,000 of non-cash imputed interest expense in 2001 associated with amortizing the consideration granted to extend the maturity date of the series C and D convertible bonds and elimination of convertible bond interest coincident with the conversion of all outstanding bonds in January 2002.

Other Income and Expense, net

        Other expense, net increased $142,163 to $66,586 expense in 2002 from $75,577 income in 2001. The increase is attributable to $94,928 spent in 2002 associated with a cancelled acquisition initiative and one-time 2001 income items for Medicaid adjustments of $31,320 and reversal of an excess restructuring reserve of $19,468.

Provision for Income Taxes

        A provision for state income taxes of $2,150 and $8,500 have been provided in 2002 and 2001, respectively.

Net Income Per Share

        In 2002, the Company generated net income of $61,368, or $0.02 per share (basic) and $0.01 per share (diluted), compared to net income of $192,398, or $0.08 per share (basic) or $0.04 (diluted), in 2001. The results for 2002 include $182,214 of Dumex related net loss. Excluding one-time costs for the inventory fair market adjustment of $130,000 and payment of the acquisition related performance achievement of $64,000, Dumex would have generated $11,786 in net income.

        Adjusting for one-time items, the Company’s net income would have been $740,496 and $458,398 in 2002 and 2001, respectively. The following table provides an analysis of one-time items for 2002 and 2001.

                                                                     2002           2001
                                                                     ----           ----

Net income, as reported                                          $  61,368       $192,398

Cancelled acquisition initiative                                    94,928            -
Severance and other costs related to resignation of
   Executive Vice President of Sales and Marketing                 240,000            -
Dumex acquisition related performance achievement payment           64,000            -
Dumex finished goods inventory fair market value adjustment        130,000            -
Non-cash imputed interest costs                                    150,200        160,000
Goodwill amortization                                                  -          106,000
                                                                  --------       --------
Net income, excluding one-time items                              $740,496       $458,398
                                                                  ========       ========

Liquidity and Capital Resources

        Operating results for 2002 versus 2001 were positive. Sales were up significantly over 2001 benefiting from inclusion of Dumex sales subsequent to the date of acquisition. Excluding Dumex, Derma sales were less than planned, especially in the skin care line due to competitive pressures. Overall, sales and gross profit were in line with expectations. Operating expenses continued to be closely monitored. Adjusted for one-time items, net income continued to grow and cash flow from operating activities, and in total, was positive.

        On a stand-alone basis through December 31, 2002, Dumex met its operating and cash flow objectives and, as a result, is better positioned to move forward financially to meet its 2003 objectives.

        At December 31, 2002 and December 31, 2001, the Company had cash and cash equivalents of $1,496,357 and $524,783, respectively. The $971,574 increase in cash was provided by $836,819 of positive cash flow from operations driven by a significant reduction in receivables and inventory, the latter being attributable to improved turnover ratios, and $1,267,028 from financing activities due primarily to a line of credit draw down and stock sale proceeds. The foregoing increases in cash were partially offset by investment spending of $1,132,508 consisting of $1,047,762 in costs relative to the Dumex acquisition and capital expenditures of $84,746. Working capital increased $1,492,929 to $3,355,001 at December 31, 2002 from $1,862,072 at December 31, 2001 due principally to conversion of the convertible bonds and related accrued interest to equity, proceeds from the Company’s private offering of common stock and positive cash flow from operations.

        In connection with the Dumex acquisition, the Company entered into a sixteen month $1,585,000 revolving credit facility agreement expiring December 31, 2003 to fund day-to-day operations. Maximum potential advances under the agreement at December 31, 2002 were $1,375,000. Advances outstanding against the credit facility were $962,627 at December 31, 2002, leaving $412,373 available for working capital.

        As part of the Dumex purchase agreement, the Company’s U.S. revolving credit facility agreement was amended to provide that the Company is required to maintain a minimum outstanding advance balance of $1,000,000 through the April 30, 2005 expiration of the agreement. At December 31, 2002, this advance was maintained in a short-term institutional money market fund. Maximum potential advances under the agreement at December 31, 2002 were $1,175,000, leaving an additional $175,000 available for borrowing.

        The Company initiated in January 2002 a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share. As of December 31, 2002, the Company had sold 1,600,000 shares and received proceeds of $753,320, net of $46,680 in offering expenses.

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

         For 2003, the Company seeks to increase sales and profits by, among other initiatives, launching sale of the Dumex product line in the U.S., driving organic growth of our core product lines both in the U.S. and Canada and integrating the Dumex business more fully into Derma. Steps are planned to minimize year-to-year product cost increases and improve overall supply chain efficiency and cost effectiveness. Plans are also in place to invest in upgrading sales and marketing resources. Operating expenses will continue to be properly balanced with revenues.

         Among the potential sources of capital the Company expects to utilize to finance its growth plans in 2003 are anticipated improved profitability, anticipated additional stock sale proceeds and prudent utilization of available lines of credit.

        Strategically, the Company’s plan is to stay focused on its base business while considering external opportunities to leverage its core capabilities for growth.

U.S. Line of Credit Termination

        Effective February 28, 2003 the Company terminated its existing credit facility and paid from cash-on-hand all outstanding indebtedness thereunder, together with a $50,000 early termination fee. In connection with this termination, the Company wrote off $66,342 of deferred financing costs related to the facility that was being amortized to interest expense over the facility’s original 36 month term.

Renewal of St. Louis Lease

        In February, 2003 the Company signed a one year operating lease effective February 1, 2003 on its existing facility in St. Louis, Missouri. The company utilizes the facility for the manufacture and distribution of its skin care line of products. Minimum future non-cancelable rental payments for the twelve months lease term ending January 31, 2004 are $89,300.

New U.S. Line of Credit

        In March, 2003 the Company entered into a one year line of credit agreement (subject to annual renewal) with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,000,000. No funds have been drawn against the line to date. Estimated maximum potential advances under the Agreement on the date of signing were $1,250,000, less any outstanding standby letters of credit. Advances will be utilized to fund strategic initiatives and for general working capital purposes.

        The Company may request advances under the Agreement up to the value of 80% of eligible U.S. receivables (as defined) and 50% of eligible U.S. inventory (as defined), excluding work-in-process inventory. Interest on outstanding advances is payable monthly in arrears at the one month LIBOR rate (as published in “The Wall Street Journal”), plus 3.0%, or 4.3% on the date of signing. In addition, the Company will pay an annual line fee of $20,000. This line fee and any one-time lender or legal costs associated with securing the line of credit will be deferred and amortized to interest expense over the line term.

        Outstanding advances are secured by all tangible and intangible assets of the Company’s U.S. operations. Over the term of the Agreement, the Company has agreed to maintain its fixed charge ratio (as defined) at not less than 1.25:1.0 as measured quarterly on a twelve month trailing basis. Additional covenants governing permitted indebtedness, changes in entity status, purchase of securities and protection of collateral are included in the Agreement.

        As security for indebtedness of the Company’s subsidiary, Dumex Medical Canada Inc., the Company has accorded a Canadian bank its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. In connection with the Agreement and in return for a standby letter of credit in the amount of $200,000 ($300,000 Canadian equivalent) against the new line of credit, the Canadian bank has agreed not to exercise its rights under its second lien security interest and guarantee against the Company’s U.S. assets without the U.S. lender’s approval. The standby letter of credit serves to reduce the Company’s potential borrowing capacity under the Agreement by $200,000.

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

Inventory

        The Company writes down the value of inventory by the estimate of the difference between the cost of the inventory and its net realizable value. The estimate takes into account projected sales of the inventory on hand and the age of the inventory in stock. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The provision for the write-down of inventory is recorded in cost of sales.

Goodwill Impairment

        As discussed in Note 6 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and other Intangible Assets” on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At December 31, 2002, the Company’s skin care segment had $1,110,967 of goodwill. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the skin care segment with recognized goodwill for the purposes of the fiscal 2002 financial statements, the Company made estimates and judgments about the future cash flows of this segment. The Company’s cash flow forecasts were based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company made certain judgments about allocating shared assets to the balance sheet for this segment. Based on such estimates, the Company has concluded that there is no impairment of goodwill. However, changes in these estimates would cause the skin care segment to be valued differently in the future.

Item 7. Financial Statements

Financial Index

Report of Independent Auditors

To the Shareholders and Board of Directors
Derma Sciences, Inc.

        We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc., as of December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc., at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and its related amortization.

/s/  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 21, 2003

Financial Index

DERMA SCIENCES, INC.

Consolidated Balance Sheets

                                                                                December 31,
ASSETS                                                                    2002                2001
---------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                          $  1,496,357        $    524,783
  Accounts receivable, net                                              1,975,993             914,458
  Inventories                                                           2,875,755           1,787,247
  Prepaid expenses and other current assets                               281,066              54,661
---------------------------------------------------------------------------------------------------------
Total current assets                                                    6,629,171           3,281,149
Property and equipment, net                                               987,891             169,708
Goodwill                                                                1,110,967           1,110,967
Patents and trademarks, net                                               140,378             157,860
Other assets                                                              220,177               -
---------------------------------------------------------------------------------------------------------
Total Assets                                                         $  9,088,584        $  4,719,684
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit                                                     $  1,962,627        $      -
  Current maturities of long-term debt                                    173,493               -
  Convertible bonds                                                         -                 475,000
  Accounts payable                                                        692,259             551,428
  Accrued expenses and other current liabilities                          445,791             392,649
---------------------------------------------------------------------------------------------------------
Total current liabilities                                               3,274,170           1,419,077
---------------------------------------------------------------------------------------------------------
Long-term debt                                                            845,455               -
---------------------------------------------------------------------------------------------------------
Total Liabilities                                                       4,119,625           1,419,077
---------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 4,631,276 shares in 2002; 2,407,109 shares
  in 2001                                                                  46,313              24,071
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,526,242 shares in 2002;
  1,960,009 shares in 2001 (liquidation preference of $4,460,237 at
  December 31, 2002)                                                       25,262              19,600
Additional paid-in capital                                             15,588,698          13,987,882
Accumulated other comprehensive loss                                      (21,736)              -
Accumulated deficit                                                   (10,669,578)        (10,730,946)
---------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                              4,968,959           3,300,607
---------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                           $  9,088,584        $  4,719,684
=========================================================================================================

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations

                                                                   Year ended December 31
                                                                    2002            2001
----------------------------------------------------------------------------------------------

Net sales                                                       $11,749,472      $9,062,075

Cost of sales                                                     6,489,270       4,604,355
----------------------------------------------------------------------------------------------
Gross Profit                                                      5,260,202       4,457,720
----------------------------------------------------------------------------------------------
Operating expenses                                                4,891,019       4,144,923
Interest expense, net                                               239,079         187,476
Other (income) expense, net                                          66,586         (75,577)
----------------------------------------------------------------------------------------------
Total Expenses                                                    5,196,684       4,256,822
----------------------------------------------------------------------------------------------
Income before provision for income taxes                             63,518         200,898
Provision for income taxes                                            2,150           8,500
----------------------------------------------------------------------------------------------
Net Income                                                      $    61,368      $  192,398
----------------------------------------------------------------------------------------------
Income per common share - basic                                 $      0.02      $    0.08
----------------------------------------------------------------------------------------------
Income per common share - diluted                               $      0.01      $    0.04
----------------------------------------------------------------------------------------------
Shares used in computing income per common share - basic          3,740,307       2,375,299
----------------------------------------------------------------------------------------------
Shares used in computing income per common share - diluted        6,886,113       4,398,341
==============================================================================================

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows

                                                                               Year Ended December 31
                                                                               2002              2001
------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                          $    61,368       $ 192,398
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                           97,081          73,673
      Amortization                                                           72,248         123,668
      Deferred financing costs                                              120,200         160,000
      Provision for bad debts and rebates                                    25,248         110,717
      Provision for inventory obsolescence                                   55,297          63,521
      Changes in operating assets and liabilities
          Restricted cash                                                     -             640,000
          Accounts receivable                                               164,379         536,458
          Inventories                                                       566,788        (568,398)
          Prepaid expenses and other current assets                        (122,579)         21,255
          Other assets                                                      (32,905)          -
          Accounts payable                                                 (287,135)       (425,652)
          Accrued expenses and other current liabilities                    116,829        (109,273)
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   836,819         818,367
------------------------------------------------------------------------------------------------------
Investing Activities
    Purchases of property and equipment                                     (84,746)        (39,352)
    Purchase of assets of Dumex Medical Inc., net of cash acquired       (1,047,762)          -
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (1,132,508)        (39,352)
------------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                       662,950        (640,000)
    Deferred financing costs                                                (97,797)          -
    Long-term debt repayments                                               (51,445)          -
    Proceeds from the issuance of stock, net of issuance costs              753,320         (38,397)
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       1,267,028        (678,397)
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                         235           -
------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                   971,574         100,618

Cash and cash equivalents
  Beginning of year                                                         524,783         424,165
------------------------------------------------------------------------------------------------------
  End of year                                                           $ 1,496,357       $ 524,783
------------------------------------------------------------------------------------------------------

Supplemental cash flow information
    Conversion of bonds payable and accrued interest to preferred stock    $595,200           -
    Common stock and warrants issued for debt conversion/extension         $120,200        $160,000
    Bond conversion reset provision charged to paid-in capital              $45,000           -
    Stock options granted in connection with Dumex acquisition              $27,000           -
    Stock options granted in connection with Canadian bank loan             $88,000           -
======================================================================================================

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Shareholders' Equity

                                                                                             Accumulated
                                 Common     Preferred              Convertible  Additional      Other       Accumu-      Total
                                 Shares      Shares      Common     Preferred     Paid-In   Comprehensive    lated    Shareholders'
                                 Issued      Issued       Stock       Stock       Capital        Loss       Deficit      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000      2,120,940   2,189,178     $21,209     $21,892   $13,866,849        -     $(10,923,344) $2,986,606
------------------------------------------------------------------------------------------------------------------------------------

Net income                           -           -           -           -                -        -          192,398     192,398
Common stock issued in
  consideration for series C
  and series D convertible bonds
  maturity date extension          57,000        -            570        -          159,430        -             -        160,000
Conversion of preferred shares    229,169    (229,169)      2,292      (2,292)         -           -             -           -
Common stock issuance costs          -           -           -           -          (38,397)       -             -        (38,397)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001      2,407,109   1,960,009      24,071      19,600    13,987,882        -      (10,730,946)  3,300,607
------------------------------------------------------------------------------------------------------------------------------------

Net income                           -           -           -           -             -           -           61,368      61,368
Foreign currency translation
  adjustment                         -           -           -           -             -        (21,736)         -        (21,736)
Comprehensive income - total         -           -           -           -             -                         -         39,632
Issuance of common stock in
  private placement, net of
  issuance costs of $46,680     1,600,000        -         16,000        -          737,320        -             -        753,320
Conversion of convertible bonds      -      1,190,400        -         11,904       748,496        -             -        760,400
Conversion of preferred shares    624,167    (624,167)      6,242      (6,242)         -           -             -           -
Stock options granted in
  connection with acquisition
  and related financing              -           -           -           -          115,000        -             -        115,000
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002      4,631,276   2,526,242     $46,313     $25,262   $15,588,698    $(21,736) $(10,669,578) $4,968,959
====================================================================================================================================

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the “Company”) are full line providers of wound care, wound closure-fasteners and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s principal manufacturing and distribution facilities are located in St. Louis, Missouri and Toronto, Canada. The Company also has a manufacturing facility in Nantong, China.

      Summary of Significant Accounting Policies:

        Principles of Consolidation – The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

        Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive loss.

        Cash and Cash Equivalents — The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

        Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is determined by analyzing historical data and trends. Past due or delinquency status is based on contractual terms. Charges for doubtful accounts are recorded in operating expenses.

        Inventories — Inventories consist primarily of raw materials, packaging materials, work in process and finished goods valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method.

        Property and Equipment – Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are depreciated over the lesser of their useful lives or the remaining lease term.

        Patents and Trademarks – Patents and trademarks are stated on the basis of cost and are amortized over 12 to 17 years on a straight-line basis.

        Goodwill – On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill is deemed to have an indefinite life and is no longer to be amortized but is subject to an annual impairment test.

        Cash Flow Information — Interest paid during 2002 and 2001 amounted to $88,542 and $31,280, respectively. Income taxes paid in 2002 and 2001 were $4,073 and $1,090, respectively.

        Stock Based Compensation — The Company grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Option No. 25, “Accounting for Stock Issued to Employees”, and, accordingly recognizes no compensation expense for the stock option grants.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001: risk-free interest rate of 4.0% and 6.0%, respectively; dividend yield of 0%; a volatility factor of the expected market price of the Company’s common stock of 0.753 and 1.173, respectively; and an expected option life of 5 and 10 years, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options.

        Further, changes in the subjective input assumptions related to the options can materially affect the fair value estimate. Therefore, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

                                                            2002              2001
                                                         ----------        ----------

         Net income - as reported                        $  61,368         $ 192,398
         Pro forma compensation expense                   (199,380)         (117,944)

         Pro forma net (loss) income                     $(138,012)        $  74,454
                                                         ----------        ----------

         Income (loss) per common share - basic
             As reported                                    $0.02             $0.08
             Pro forma                                     $(0.04)            $0.03

         Income (loss) per common share - diluted
             As reported                                    $0.01             $0.04
             Pro forma                                     $(0.04)            $0.02

        The weighted average fair value per share of options granted during 2002 and 2001 was $0.39 and $0.38, respectively.

        Revenue Recognition — The Company operates in three segments: wound care, wound closure-fasteners and skin care. Sales are recorded when product is shipped and title passes to customers. Gross sales are adjusted for cash discounts, Medicaid rebates and trade rebates to derive net sales. Freight costs to ship product to customers are recorded as a component of cost of sales. Freight costs billed to and reimbursed by customers are recorded as a component of revenue.

        Advertising and Promotion Costs — Advertising and promotion costs are expensed in the year incurred and were $257,131 and $237,145 in 2002 and 2001, respectively.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

        Reclassifications – Certain reclassifications have been made to prior year amounts and balances to conform with the 2002 presentation.

2. Dumex Medical Inc. Acquisition

        On August 26, 2002, the Company acquired substantially all the assets of Dumex Medical Inc., a leading manufacturer and distributor of wound care and related medical devices to the Canadian market. The acquisition was effected by the Company’s wholly owned Canadian subsidiary, Dumex Medical Canada Inc. The results of operations of Dumex Medical Canada Inc. have been included in the Company’s consolidated financial statements since the acquisition date.

        The acquisition has been accounted for as a purchase and the acquisition cost of $3,976,425 has been preliminarily allocated to assets and liabilities based upon estimates of their fair values. Assets acquired totaled $3,976,425 and liabilities were $2,888,882. Cash payments of $1,060,543 and stock options valued at $27,000 were also issued as part of the purchase consideration. The following table summarizes the estimated fair values of the assets and liabilities at the date of acquisition:

                                    Assets Acquired
                                    ---------------

        Cash                                 $   12,781
        Receivables                           1,268,983
        Inventory                             1,732,853
        Property and equipment                  842,296
        Other assets                            119,512
                                             ----------
           Total assets acquired                                 $3,976,425
                                                                 ==========

                                  Consideration Paid
                                  ------------------

        Senior debt                          $2,397,893
        Other liabilities                       490,989
                                             ----------
           Total liabilities and debt                            $2,888,882

        Cash payments                                             1,060,543
        Stock options granted                                        27,000
                                                                 ----------
           Total consideration paid                              $3,976,425
                                                                 ==========

        In connection with the acquisition, the Company signed a contingent promissory note in the amount of approximately $128,000 ($200,000 Canadian) payable on behalf of the former owner of Dumex Medical Inc. The note is payable in equal installments on December 31, 2002 and 2003. Payment is conditioned upon and subject to Dumex Medical Canada Inc.’s attainment of certain financial objectives in 2002 (subsequent to the date of acquisition) and 2003 and the continued employment of Dumex Medical Inc.’s former owner. Given the contingent nature of these payments, the payment is being accounted for as a period expense.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        As of December 31, 2002, qualification for the initial payment of $64,000 was achieved and the corresponding expense was accrued. Actual payment was made in February, 2003.

        The unaudited pro forma information below presents results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma information is based on historical results and is not necessarily indicative of the operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                           Year Ended December 31
                                                           ----------------------
                                                           2002              2001
                                                           ----              ----

        Revenue                                        $17,480,000       $18,020,000

        Net loss                                       $(1,100,000)      $(4,730,000)

        Loss per common share - basic and diluted          $(0.29)           $(1.99)

        The Dumex Medical Inc. operating results included in the foregoing condensed operating results for the years ended December 31, 2002 and 2001 have been translated at the average exchange rates for the periods of 1.5706 and 1.5490 Canadian dollars to 1 U.S. dollar, respectively.

3. Accounts Receivable

        Accounts receivable include the following:

                                                               December 31,
                                                        -------------------------
                                                         2002               2001
                                                         ----               ----

        Trade accounts receivable                     $1,943,674         $1,051,283
        Less:  Allowance for doubtful accounts           (40,000)           (50,000)
               Allowance for trade rebates               (96,000)          (100,000)
                                                      -----------        -----------
             Net trade receivables                     1,807,674            901,283
        Other receivables                                168,319             13,175
                                                      -----------        -----------
             Total receivables                        $1,975,993         $  914,458
                                                      ===========        ===========

        Trade receivable write-offs were $29,798 and $270,717 in 2002 and 2001, respectively. The allowance for trade rebates reflects estimated rebates embedded in outstanding trade receivables. Other receivables at December 31, 2002 include $133,065 related to a contract settlement fee recorded in connection with the Dumex Medical Inc. acquisition that was received in January 2003.

4. Inventories

        Inventories include the following:

                                                          December 31,
                                                   --------------------------
                                                    2002                2001
                                                    ----                ----

        Finished goods                           $2,111,546          $1,441,760
        Work in process                              91,788                  -
        Packaging materials                         287,903             251,849
        Raw materials                               384,518              93,638
                                                 ----------          ----------
             Total inventory                     $2,875,755          $1,787,247
                                                 ==========          ==========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

5. Property and Equipment

        Property and equipment include the following:

                                                          December 31,
                                                   --------------------------
                                                    2002                2001
                                                    ----                ----

        Machinery and equipment                  $1,043,383          $  360,188
        Furniture and fixtures                      165,858             668,336
        Leasehold improvements                       40,714                  -
                                                 -----------         -----------
             Gross property and equipment         1,249,955           1,028,524
        Less:  Accumulated depreciation            (262,064)           (858,816)
                                                 -----------         -----------
             Net property and equipment          $  987,891          $  169,708
                                                 ===========         ===========

        During 2002, a review of property and equipment resulted in writing off fully depreciated machinery and equipment of $128,930 and furniture and fixtures of $512,400 that were no longer in use at December 31, 2002.

6. Goodwill

        Goodwill of $1,110,967 at December 31, 2002 and 2001, respectively, relates to the acquisition of Sunshine Products, Inc. in 1998. In 2001, $106,000 of goodwill amortization expense was recognized. Effective January 1, 2002, in accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and conducted the first of the required annual tests of goodwill impairment. An impairment charge would be recognized if the fair value of Sunshine Products, Inc.’s goodwill is less than its carrying value. The results of the initial and subsequent tests which the Company completes in the fourth quarter, indicate that the goodwill carrying value is not impaired.

        A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization for the year ended December 31, 2001 is as follows:

                                                          2001
                                                          ----

        Reported net income                             $192,398
        Add:  Goodwill Amortization                      106,000
                                                        --------
       Adjusted net income                              $298,398
                                                        ========

       Adjusted earnings per share - basic                $0.13
       Adjusted earnings per share - diluted              $0.07

        Given the Company’s net operating loss position there is no tax impact associated with this adjustment.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

7. Patents and Trademarks

        Patents and trademarks include the following:

                                                          December 31,
                                                   -------------------------
                                                    2002               2001
                                                    ----               ----

        Patents and trademarks                   $ 444,067          $ 451,417
        Less:    Accumulated amortization         (303,689)          (293,557)
                                                 ----------         ----------
                 Net patents and trademarks      $ 140,378          $ 157,860
                                                 ==========         ==========

8. Other Assets

        Other assets include the following:

                                             December 31, 2002
                                             -----------------

        Deferred financing costs                   $162,314
        Deposits                                     57,863
                                                   --------
             Total other assets                    $220,177
                                                   ========

        Deferred financing costs consists of $15,000 related to the imputed value of the eighteen month reset provision granted to bondholders in connection with the conversion of the series C and D convertible bonds in January 2002, $66,342 related to deferred lender and legal costs associated with the thirty-six month U.S. revolving credit facility agreement entered into in April 2002 and $80,972 related to the imputed value of stock options granted to a Canadian bank in connection with the Dumex acquisition completed in August 2002. These amounts are being amortized monthly to interest expense over the foregoing eighteen month, thirty-six month and sixty month terms, respectively.

9. Short Term Borrowings

        Short term borrowings include the following:

                                             December 31, 2002
                                             -----------------

        U.S. line of credit                        $1,000,000
        Canadian line of credit                       962,627
                                                   ----------
             Total short term borrowings           $1,962,627
                                                   ==========

        On April 30, 2002 the Company entered into a three-year revolving credit facility agreement with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,500,000. Effective August 26, 2002, in connection with the Company’s acquisition of substantially all of the assets of Dumex Medical Inc., the Agreement was amended to require the Company to maintain a minimum outstanding loan balance of $1,000,000 over the balance of the term of the Agreement. Through December 31, 2002, the Company had drawn $1,000,000 against the credit facility which amount is maintained by the Company in a short-term institutional money market fund. Advances will be utilized to fund strategic initiatives and for general working capital requirements. Lender and legal fees of $85,297 incident to the revolving credit facility were deferred and are being amortized to interest expense over the three-year term of the Agreement.

        The Company may request advances under the Agreement up to the value of eighty-five percent (85%) of eligible U.S. receivables (as defined) and fifty percent (50%) of eligible finished goods inventory (as defined).

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At December 31, 2002, the required interest rate was 7.5%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding each month. In addition, the Company pays a monthly unused line fee at the rate of 0.6% per annum upon the difference between the daily average amount of advances outstanding and $2,500,000. Outstanding advances are secured by all tangible and intangible assets of the Company’s U.S. operations. In addition, the U.S. lender has a second lien security interest in the assets of the Company’s subsidiary, Dumex Medical Canada Inc. Dumex Medical Canada Inc. has also guaranteed payment of amounts due under the credit facility.

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

        Effective August 26, 2002, in connection with the acquisition of Dumex Medical Inc., the Company entered into a sixteen month revolving credit facility agreement (the “Dumex Agreement”) for a maximum principal amount of $1,585,000 with a Canadian bank. Through December 31, 2002, advances of $962,627 have been drawn against the facility.

        The Company’s wholly owned Canadian subsidiary, Dumex Medical Canada Inc., may request advances under the Dumex Agreement up to the value of seventy-five percent (75%) of its eligible receivables (as defined) and fifty percent (50%) of eligible inventory (as defined) up to a maximum of $600,000. Interest on outstanding advances is payable monthly at the prime rate (as defined) plus 1.0%, or 5.5% for Canadian advances and 5.75% for U.S. advances outstanding at December 31, 2002. Outstanding advances are secured by all tangible and intangible assets of Dumex Medical Canada Inc. In addition, the Canadian bank has a second lien security interest in the assets of the Company’s U.S. operations. The Company has also guaranteed payment of amounts due under the Dumex Agreement.

        Over the term of the Dumex Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. These covenants are measured at the end of each month. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Dumex Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $315,000 of working capital to Dumex Medical Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        The Company previously had a $1,000,000 bank line of credit facility fully secured with cash deposited with a bank. On November 5, 2001, the Company paid off its outstanding loan balance and did not renew the line of credit facility.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

10. Convertible Bonds

        Effective January 7, 2002, bondholders of all the Company’s issued and outstanding series C and D convertible bonds converted the entirety of the $475,000 principal and $120,200 accrued interest into units at a rate of one unit for each $0.50 of principal and interest converted. Each unit consists of one share of series C or series D preferred stock and one and one tenth warrants to purchase one share of common stock at a per share exercise price of $0.57 (“Series F Warrants”). Each share of preferred stock is convertible into common stock on a one-for-one basis. Principal and accrued interest under the bonds totaling $595,200 were converted into 1,190,400 shares of convertible preferred stock and 1,309,441 series F warrants.

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

11. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

                                                                          December 31,
                                                                     ---------------------
                                                                      2002           2001
                                                                      ----           ----

        Accrued compensation and related taxes                      $233,093       $124,251
        Convertible bond interest                                      -            119,563
        Accrued sales, goods and services taxes                       59,217          -
        Other                                                        153,481        148,835
                                                                    --------       --------
          Total accrued expenses and other current liabilities      $445,791       $392,649
                                                                    ========       ========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

12. Long Term Debt

        Long term debt includes the following:

                                             December 31, 2002
                                             -----------------

        Canadian term loan                       $  987,576
        Capital lease obligations                    31,372
                                                 ----------
             Total debt                          $1,018,948
        Less:  current maturities                   173,493
                                                 ----------
             Long term debt                      $  845,455
                                                 ==========

        Effective August 26, 2002, in connection with the acquisition of substantially all the assets of Dumex Medical Inc., the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest commencing October 1, 2002. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 5.75% at December 31, 2002. The term loan is secured by all tangible and intangible assets of Dumex Medical Canada Inc. and subject to the same financial covenants applicable to the operating line of credit (Note 9).

        The Company has commitments under capital leases for certain manufacturing equipment. Payments consisting of principal and accrued interest relative to these capital leases are made monthly. Interest rates range from 8.7% to 10.1% per annum. The leases expire at various times through August, 2004.

        The following are the required maturities for the next 5 years:

                           Capital Leases      Term Loan             Total
                           --------------      ---------             -----

              2003             $28,970          $144,523          $  173,493
              2004               2,402           144,523             146,925
              2005                 -             154,666             154,666
              2006                 -             174,949             174,949
              2007                 -             368,915             368,915
                               -------          --------          ----------
                               $31,372          $987,576          $1,018,948
                               =======          ========          ==========

13. Shareholders’ Equity

      Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 452,504 shares of series B convertible preferred stock outstanding. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 719,055 shares of series C convertible preferred stock outstanding. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.71 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        There are 1,204,680 shares of series D convertible preferred stock outstanding. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.53 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

      Stock Purchase Warrants

        At December 31, 2002, the Company had warrants outstanding to purchase the Company’s common stock as outlined below:

          Series    Number of Warrants      Exercise Price    Expiration Date
          ------    ------------------      --------------    ---------------

             E          2,200,009               $0.85         July 18, 2005
             F          1,309,441               $0.57         January 6, 2007

        The Company’s 666,673 series B warrants with an exercise price of $6.75 per share expired on June 15, 2002. In connection with the conversion of the Company series C and D convertible bonds on January 2, 2002 described in Note 10, 1,309,441 series F warrants were issued. The Company’s 450,000 series A warrants with an exercise price of $4.50 per share expired on November 15, 2001. Other warrants numbering 10,000 with an exercise price of $15.63 per share expired on August 2, 2001.

      Other Equity Transactions

        The Company initiated in January 2002 a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share. Offering proceeds are being used to fund strategic initiatives and for general working capital purposes. As of December 31, 2002, 1,600,000 shares of common stock have been issued pursuant to the offering and offering proceeds of $753,320, net of $46,680 in offering expenses, have been received.

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

14. Income Taxes

        Income before income taxes consists of the following components:

                                                     2002               2001
                                                     ----               ----

        Domestic                                 $ 245,732           $200,898
        Foreign                                   (182,214)              -
                                                 ----------          --------
        Total income before income taxes         $  63,518           $200,898
                                                 ==========          ========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                      -------------------------
                                                       2002               2001
                                                       ----               ----
      Deferred tax liabilities:
        Prepaid insurance                        $   (10,531)       $    (6,155)
        Patent amortization                          (51,537)           (45,957)
        Deferred financing costs                     (26,930)              -
                                                 ------------       ------------
          Total deferred tax liabilities             (88,998)           (52,112)
      Deferred tax assets:
        Net operating loss carryforwards - U.S.    2,849,013          2,775,333
        Net operating loss foreign                    61,953               -
        Depreciation                                  80,481            146,454
        Amortization of intangibles                   94,759             79,794
        Accrued expenses                             148,931            281,469
        Allowance for bad debts                       16,237             20,297
        Other                                         16,814              9,728
                                                 ------------       ------------
          Gross deferred tax assets                3,268,188          3,313,075
        Valuation allowance                       (3,179,190)        (3,260,963)
                                                 ------------       ------------
          Total deferred tax assets                   88,998             52,112
                                                 ------------       ------------

      Net deferred tax assets                    $      -           $      -
                                                 ------------       ------------

        The majority of the valuation allowance relates to net operating loss carryforwards for which realization is not assured.

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                   December 31,
                                                              ---------------------
                                                               2002           2001
                                                               ----           ----

        Tax expense at U.S. statutory rates                $  21,596       $ 68,305
        State income taxes, net of federal benefit            23,183         16,268
        Decrease in valuation allowance                     (143,726)       (90,427)
        Foreign losses not benefited                          61,953           -
        Utilization of net operating loss carryforwards       34,744           -
        Nondeductible expenses                                 4,400         14,354
                                                           ----------      ---------
        Provision for income taxes                         $   2,150       $  8,500
                                                           ----------      ---------

        At December 31, 2002, the Company has net operating loss carryforwards of approximately $7,000,000 for federal income tax purposes that begin to expire in years 2012 through 2020. For state income tax purposes, the Company has net operating loss carryforwards of approximately $7,000,000 that expire in years 2004 through 2010. As of December 31, 2002, the Company has foreign net operating loss carryforwards of approximately $182,000 which begin to expire in 2009. Based on transactions occurring in periods prior to 2001, the Company may have had a change in control as defined in Internal Revenue Code Section 382. Consequently, certain limitations may apply to the timing and amount of the utilization of the federal operating loss carryforwards.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

15. Operating Segments

        The Company consists of three operating segments: wound care, wound closure-fasteners and skin care. Products in the wound care segment consist of basic and advanced dressings, ointments and sprays designed to treat wounds. Wound closure-fasteners products include wound closure strips, nasal tube fasteners, a variety of catheter fasteners and net dressings. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care / hygiene programs. As of August 26, 2002, Dumex Medical Canada Inc.’s operating results have been included in the wound care segment.

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

        Segment sales and gross profit for 2002 and 2001 are as follows:

                                        Year Ended December 31, 2002
                                        ----------------------------

                                          Wound Closure-                                       Total
                          Wound Care        Fasteners       Skin Care      Other Costs        Company
                          ----------        ---------       ---------      -----------        -------

Net sales                 $6,007,456       $3,157,218      $2,584,798             -         $11,749,472
                          ----------       ----------      ----------      ------------     ------------
Gross profit               2,815,534        1,579,807         864,861             -           5,260,202
Total expenses                  -                -               -         $(5,198,834)      (5,198,834)
                                                                                            ------------
Net income                                                                                  $    61,368
                                                                                            ============
Net long-lived assets     $  946,321             -         $1,250,536      $    42,379      $ 2,239,236
                          ==========       ==========      ==========      ============     ============

                                        Year Ended December 31, 2001
                                        ----------------------------

                                          Wound Closure-                                       Total
                          Wound Care        Fasteners       Skin Care      Other Costs        Company
                          ----------        ---------       ---------      -----------        -------

Net sales                 $2,979,406       $2,898,321      $3,184,348             -          $9,062,075
                          ----------       ----------      ----------      ------------     ------------
Gross profit               2,278,555        1,411,447         767,718             -           4,457,720
Total expenses                  -                -               -          (4,265,322)      (4,265,322)
                                                                                            ------------
Net income                                                                                  $   192,398
                                                                                            ============
Net long-lived assets     $  165,982       $      623      $1,212,610      $    59,320      $ 1,438,535
                          ==========       ==========      ==========      ============     ============

        Long-lived assets consist of property, plant and equipment, patents and trademarks and goodwill. Wound care long-lived assets consist principally of Dumex Medical Canada Inc. property, plant and equipment in 2002 and patents and trademarks in both years. Wound closure and fastener products are for the most part outsourced and accordingly are not appreciably supported internally by long-lived assets. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. and property plant and equipment associated therewith.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        A geographical breakdown of the Company’s sales, gross profit and long-lived assets is outlined below:

                           United States        Canada           Other           Total
                           -------------        ------           -----           -----
2002

Net sales                    $8,799,412       $2,274,516       $675,544       $11,749,472
                             ----------       ----------       --------       -----------
Gross profit                 $4,615,202       $  410,000       $235,000       $ 5,260,202
                             ----------       ----------       --------       -----------
Net long-lived assets        $1,439,254       $  757,159       $ 42,823       $ 2,239,236
                             ----------       ----------       --------       -----------

2001

Net sales                    $8,460,075             -          $602,000       $ 9,062,075
                             ----------       ----------       --------       -----------
Gross profit                 $4,247,720             -          $210,000       $ 4,457,720
                             ----------       ----------       --------       -----------
Net long-lived assets        $1,438,535             -              -          $ 1,438,535
                             ----------       ----------       --------       -----------

        Other sales relate principally to wound closure-fastener sales in Europe. Other assets relate to the Company’s manufacturing facility in China obtained with the acquisition of Dumex Medical Inc. in 2002.

16. Operating Leases

        The Company has operating lease agreements for its facilities and equipment expiring in various years through 2008. Expense under these agreements amounted to $399,941 and $308,991 in 2002 and 2001, respectively. Minimum future rental payments under non-cancelable operating leases as of December 31, 2002 are:

            Year Ending                               Minimum Future
            December 31,                                  Payments
            ------------                                  --------

              2003                                     $  444,733
              2004                                        384,414
              2005                                        326,824
              2006                                        312,938
              2007                                        205,223
              Thereafter                                    6,047
                                                       ----------
            Total minimum future rental payments       $1,680,179
                                                       ==========

17. Stock Options

        The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its stock options. Under APB 25, compensation expense is recognized if the exercise price of the Company’s stock options is less than the market price of the underlying stock on the date of grant.

        The Company has a stock option plan under which options to purchase a maximum of 300,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company (excluding members of the Compensation Committee) and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. As of December 31, 2002, options to purchase 29,000 shares of the Company’s common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The Company may, from time to time, grant nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). Non-plan options to purchase 1,698,000 and 740,000 shares of common stock were granted to officers, directors, agents and employees in 2002 and 2001, respectively, with exercise prices ranging from $0.40 to $0.85 per share. All non-plan options were granted at the fair market value at the date of grant.

        A summary of the Company’s stock option activity and related information for the years ended December 31, 2002 and 2001 follows:

                                              2002                           2001
                                    --------------------------     ---------------------------
                                                   Weighted                        Weighted
                                                   Average                         Average
                                     Options    Exercise Price      Options     Exercise Price
                                     -------    --------------      -------     --------------

Outstanding - beginning of year     1,273,435       $1.97            533,435        $4.14
    Granted                         1,698,000       $0.55            740,000        $0.40
    Exercised                            -            -                 -             -
    Forfeited                        (183,520)      $2.06               -             -
                                    ----------                     ---------
Outstanding - end of year           2,787,915       $1.11          1,273,435        $1.97
                                    ==========                     =========
Exercisable at end of year          1,352,415       $1.71            706,685        $3.21
                                    ---------       -----          ---------        -----

        Exercise prices for options outstanding December 31, 2002 ranged from $0.40 to $12.50. The weighted average remaining contractual life of options outstanding at December 31, 2002 was 7.9 years.

18. Related Party Transactions

        The Company has a consulting agreement with its founder, former president and former director. In 2002 and 2001 compensation and reimbursed expenses under this agreement were $56,742 and $56,095, respectively.

        The Company purchases marketing services from a firm owned by a director and his son. Total expenses for services rendered in 2002 and 2001 were $54,363 and $50,816, respectively.

        A director of the Company is a general partner in the firm that owned $475,000 of convertible bonds which were converted into common stock in January 2002. This firm also holds a significant equity ownership in the Company.

19. Retirement Benefits

        The Company maintains a profit sharing/401(k) plan for eligible full-time U.S. employees. Participants may contribute up to 12% of their salary to the plan, subject to IRS limitations. The Company initiated a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan, effective November, 2001. Company contributions to the plan for the years ended December 31, 2002 and 2001 were $35,723 and $5,682, respectively.

20. Non-recurring Fourth Quarter 2002 Charges

        The Company’s fourth quarter 2002 operating results were adversely impacted by several non-recurring charges. In October 2002, the Company accepted the resignation of an officer and recorded a $240,000 charge for severance and other related costs. In connection with the acquisition of substantially all of the assets of Dumex Medical Inc., the Company entered into an agreement with the former owner of Dumex Medical Inc. to pay a $64,000 obligation of the owner if certain pre-determined financial objectives were met by year-end and the individual was still employed by the Company. The criteria for payment having been fulfilled, the liability was recorded at year-end and paid in February, 2003.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

21. Subsequent Events (Unaudited)

U.S. Line of Credit Termination

        Effective February 28, 2003 the Company terminated its existing credit facility and paid from cash-on-hand all outstanding indebtedness thereunder, together with a $50,000 early termination fee. In connection with this termination, the Company will write off, in the first quarter, 2003, the $66,342 of deferred financing costs related to the facility that were being amortized to interest expense over the facility’s original 36 month term.

Renewal of St. Louis Lease

        In February, 2003 the Company renewed its lease for one year on its existing facility in St. Louis, Missouri. The company utilizes the facility for the manufacture and distribution of its skin care line of products. Minimum future non-cancelable rental payments for the twelve months lease term ending January 31, 2004 are $89,300.

New U.S. Line of Credit

        In March, 2003 the Company entered into a one year line of credit agreement (subject to annual renewal) with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,000,000. No funds have been drawn against the line to date. Estimated maximum potential advances under the Agreement on the date of signing were $1,250,000, less any outstanding standby letters of credit. Advances will be utilized to fund strategic initiatives and for general working capital purposes.

        The Company may request advances under the Agreement up to the value of 80% of eligible U.S. receivables (as defined) and 50% of eligible U.S. inventory (as defined), excluding work-in-process inventory. Interest on outstanding advances is payable monthly in arrears at the one month LIBOR rate (as published in “The Wall Street Journal”), plus 3.0%, or 4.3% on the date of signing. In addition, the Company will pay an annual line fee of $20,000. This line fee and any one-time lender or legal costs associated with securing the line of credit will be deferred and amortized to interest expense over the line term of one year.

        Outstanding advances are secured by all existing and after-acquired tangible and intangible assets of the Company’s U.S. operations. Over the term of the Agreement, the Company has agreed to maintain its fixed charge ratio (as defined) at not less than 1.25:1.0 as measured quarterly on a twelve month trailing basis. Additional covenants governing permitted indebtedness, changes in entity status, purchase of securities and protection of collateral are included in the Agreement.

        As security for indebtedness of the Company’s subsidiary, Dumex Medical Canada Inc., the Company has accorded a Canadian bank its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. In connection with the Agreement and in return for a standby letter of credit in the amount of $200,000 ($300,000 Canadian equivalent) against the new line of credit, the Canadian bank has agreed not to exercise its rights under its second lien security interest and guarantee against the Company’s U.S. assets without the U.S. lender’s approval. The standby letter of credit serves to reduce the Company’s potential borrowing capacity under the Agreement by $200,000.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

        The directors and executive officers of the Company are:

Name	Age	Position held with the Company

Edward J. Quilty (1)	52	Chairman, President and Chief Executive Officer
John E. Yetter, CPA	50	Vice President and Chief Financial Officer
William Goodwin	43	Executive Vice President - President Dumex Medical Canada Inc.
Robert C. Cole	50	Vice President - Sales & Marketing
Srini Conjeevaram (1)(2)(3)	44	Director
Stephen T. Wills, CPA, MST (1)(2)(3)	46	Director
James T. O'Brien (2)	64	Director
C. Richard Stafford, Esq. (2)(3)	67	Director
Richard J. Keim (3)	67	Director

_______________
(1)   Member of the Nominating Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Audit Committee.

Information Relative to Directors and Executive Officers

        Edward J. Quilty has served as Chief Executive Officer of the Company since November, 1996, Chairman of the Board since May, 1996 and as a director of the Company since March, 1996. Mr. Quilty was the Chairman of the Board of Palatin Technologies, Inc., a publicly traded biopharmaceutical company specializing in peptide drug design for diagnostic and therapeutic agents from November, 1995 until May, 2000. During the period November, 1996 through May, 2000 Mr. Quilty held the Chief Executive Officer positions at both the Company and Palatin Technologies, Inc. From July, 1994 through November, 1995, he was President and Chief Executive Officer of MedChem Products, Inc., a publicly traded developer and manufacturer of specialty medical products which was acquired by C. R. Bard in November, 1995. From March, 1992 through July, 1994 Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc., a publicly traded developer and manufacturer of specialty medical products including wound healing agents. The assets of Life Medical Sciences were purchased by MedChem Products, Inc. During the period January, 1987 through September, 1991 Mr. Quilty served as Vice President – Sales and Marketing and later as Executive Vice President with McGaw Laboratories, a pharmaceutical and medical device company. Previously, he served from 1974 in a variety of sales, marketing and management positions with Baxter/American Hospital Supply Corporation. Mr. Quilty has over 25 years of experience in the healthcare industry primarily in strategic planning, management and sales and marketing. Mr. Quilty is director of the MedTech Group, a privately held medical products company. He earned a Bachelor of Science degree from Southwest Missouri State University, Springfield, Missouri in 1973 and a Master of Business Administration degree from Ohio University, Athens, Ohio in 1987.

        John E. Yetter, CPA has served as Vice President and Chief Financial Officer of the Company since August, 2000. Prior to joining the Company, Mr. Yetter held a variety of senior financial positions with Bristol-Myers Squibb. Before his association with Bristol-Myers, he held several supervisory financial positions with Cooper Industries, Inc., Price Waterhouse and Hulse Manufacturing Company. Mr. Yetter is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants. He earned a Bachelor of Science in Accounting, magna cum laude, from Boston College School of Management, Boston, Massachusetts in 1975.

        William M. Goodwin has served as Executive Vice President of the Company and President of the Company’s subsidiary, Dumex Medical Canada Inc., since August, 2002. He is the founder and former President of Dumex Medical Inc. In 1998, Mr. Goodwin, as a member of the Team Canada Mission, accompanied the Canadian Prime Minister and Provincial Premiers on trade missions to Mexico and South America. He served two years on the Executive Committee, a worldwide association of corporate Presidents organized to develop and promote business excellence. Mr. Goodwin has over 25 years experience in the medical products industry. He received a certificate in marketing from Ryerson University, Toronto, Ontario.

        Robert C. Cole has served as the Company’s Vice President – Sales and Marketing since January, 2003. Prior to joining the Company, Mr. Cole held a variety of executive sales positions with B. Braun Medical and predecessor firms beginning in 1974, most recently as Vice President, Sales, Eastern Zone. Mr. Cole earned his Bachelor of Science degree in Biology, cum laude, from St. Vincent’s College, Latrobe, Pennsylvania, in 1974.

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

        Stephen T. Wills, CPA, MST has served as a director of the Company since May, 2000. He also served as Chief Financial Officer of the Company from July, 1997 and Vice President from November, 1997 until his resignation from these positions in July, 2000. Mr. Wills currently serves as Vice President and Chief Financial Officer of Palatin Technologies, Inc., a publicly traded biopharmaceutical company. Mr. Wills is a member of the American Institute of Certified Public Accountants, New Jersey Society of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. He earned a Bachelor of Science degree in Accounting from West Chester University, West Chester, Pennsylvania in 1979 and a Master of Science in Taxation from Temple University, Philadelphia, Pennsylvania in 1994.

        James T. O’Brien has served as a director of the Company since May, 2001. He currently serves as the President and Chief Executive Officer of O’Brien Marketing & Communications, a full-service advertising agency which he formed in 1991. Previously, Mr. O’Brien served from 1989 to 1991 as President and Chief Operating Officer for Elan Corporation (NYSE: ELN), a multi-national medical products and pharmaceutical company. In 1986, Mr. O’Brien founded O’Brien Pharmaceuticals and served as its President and Chief Executive Officer until the acquisition of this company by Elan Corporation. During the period 1980 to 1986, Mr. O’Brien held several division presidencies with the Revlon Health Care Group. Prior to his association with Revlon, he served for seventeen years with Sandoz Pharmaceuticals, Inc., most recently as Vice President of U.S. Marketing and Sales. Mr. O’Brien serves on the boards of directors of Ashni Naturaceuticals, CyDex, Inc., Crititech, Inc., Pharmquest, Inc., Benedictine College and The Sports Connection. He earned a Bachelor of Science in Business Administration from Benedictine College, Atchison, Kansas, in 1960 and attended the Harvard University Advanced Management Program in 1974.

        C. Richard Stafford, Esq. has served as a director of the Company since May, 2002. Mr. Stafford is a consultant to the pharmaceutical industry. Previously, he was Vice President for Corporate Development and a member of the operating committee of Carter-Wallace, Inc., a multinational manufacturer of pharmaceutical, toiletry and diagnostic products. Prior to joining Carter-Wallace, Inc. in 1977, Mr. Stafford was President of Caithness Corporation, a natural resources development firm, and an adjunct professor of law at New York Law School. Mr. Stafford earned his Bachelor of Arts, cum laude, from Harvard College, his Bachelor of Laws from Harvard Law School and his Master of Laws from New York University Law School.

        Richard J. Keim has served as a director of the Company since May, 2002. He is the founder and Managing Director of Kensington Management Group, LLC, a portfolio manager with assets in excess of $60 million. Prior to organizing Kensington in 1986, Mr. Keim founded and served as Executive Vice President of the Buckingham Research Group Incorporated, a registered broker-dealer, from 1982 through 1993 and Executive Vice President and Chief Investment Officer of Buckingham Capital Management from 1985 until 1993. Mr. Keim received his Bachelor of Arts in Business Administration from the University of Wisconsin and his Master of Business Administration from the University of Chicago. He is a Senior Security Analyst, a Chartered Financial Analyst, and a member of the New York Society of Security Analysts and the Financial Analyst Federation.

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

        To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed with the exception of Form 3 – Initial Statement of Beneficial Ownership of Securities by Richard J. Keim and Kensington Management Group, LLC the filing of which was untimely.

Item 10. Executive Compensation

Compensation of Executive Officers

Summary Compensation Table

        The following table shows all compensation paid by the Company for the years 2000, 2001 and 2002 to: its Chief Executive Officer, four individuals who served as the Company’s officers or directors on December 31, 2002 whose compensation exceeded $100,000 for their services (in all capacities), and up to two individuals who would have been disclosed herein under the foregoing criteria if they had been an officer on December 31, 2002:

                                            Annual Compensation
                                           ---------------------     # of Options     All Other
Name and Principal Position     Year       Salary          Bonus        Granted     Compensation
---------------------------     ----       ------          -----        -------     ------------

Edward J. Quilty                2002      $247,167        $30,000        30,000          --
Chairman, President and         2001      $187,583           --         225,000          --
Chief Executive Officer         2000      $168,750           --            --            --

John E. Yetter, CPA             2002      $174,458        $20,000        20,000          --
Vice President and              2001      $152,020           --         100,000          --
Chief Financial Officer         2000       $62,077 (1)    $15,000 (2)    60,000          --

William M. Goodwin              2002       $56,644 (3)       --         500,000          --
Executive Vice President

Martha A. Crimmins              2002       $92,645         $9,282          --            --
Vice President - Operations     2001       $90,000         $8,100        50,000          --
                                2000       $83,333           --            --            --

John T. Borthwick               2002      $121,189        $24,545          --            --
Vice President for Sales        2001      $114,762        $14,589        75,000          --
                                2000      $165,375           --          37,800      $9,962 (4)

_______________
(1)   Represents compensation earned during the period August through December, 2000.
(2)   Sign-on bonus.

(3)   Represents compensation earned during the period August through December, 2002.
(4)   The Company enrolled Mr. Borthwick in a split-dollar life insurance program on July 1, 1993. The monthly premiums were $830.18 for $500,000 of coverage. This policy was terminated effective December 31, 2000.

Option Grants Table

        The following table sets forth information regarding grants of stock options to the following named executive officers and directors during the year ended December 31, 2002:

                                                 Percent of Total
                                                Options Granted to     Exercise
                               # of Options        Employees and        Price
              Name                Granted        Directors in 2002    ($/Share)     Expiration Date
              ----                -------        -----------------    ---------     ---------------

C. Richard Stafford, Esq.         90,000 (1)           6.41%             $0.51      May 21, 2012
Srini Conjeevaram                 80,000 (2)           5.69%             $0.51      May 21, 2012
William M. Goodwin               500,000 (3)          35.59%             $0.50      August 26, 2009
Richard J. Keim                   90,000 (1)           6.41%             $0.51      May 21, 2012
James T. O'Brien                  80,000 (2)           5.69%             $0.51      May 21, 2012
Edward J. Quilty                  30,000 (4)           2.14%             $0.61      February 26, 2012
Stephen T. Wills, CPA, MST        80,000 (2)           5.69%             $0.51      May 21, 2012
Stephen T. Wills, CPA, MST        25,000 (5)           1.78%             $0.50      November 8, 2012
John E. Yetter, CPA               20,000 (4)           1.42%             $0.61      February 26, 2012

_______________
(1)   These options vest at the rate of 60,000 on the date of grant and 10,000 per year thereafter.
(2)   These options vest at the rate of 57,500 on the date of grant and 7,500 per year thereafter.
(3)   These options were granted pursuant to the acquisition of Dumex Medical Inc. These options vest at the rate of
        100,000 on date of grant and 400,000 on August 26, 2003.
(4)   These options vest at the rate of 40% on date of grant and 20% per year thereafter.
(5)   These options were completely vested on date of grant.

Aggregate Year End Option Value Table

The following table sets forth information regarding the aggregate number and value of options to purchase Common Stock held by the named executive officers as of December 31, 2002. No options have been exercised:

                                Number of Shares                $ Value of Unexercised
                             Underlying Unexercised              In-The-Money Options
                          Options at December 31, 2002         At December 31, 2002 (1)
                          ----------------------------       -----------------------------
   Name                   Exercisable    Unexercisable       Exercisable     Unexercisable
   ----                   -----------    -------------       -----------     -------------

   Edward J. Quilty          238,055        153,000            $43,380          $65,070
   John E. Yetter, CPA       108,000         72,000            $25,920          $29,880
   William M. Goodwin        100,000        400,000            $35,000         $140,000
   Martha A. Crimmins         20,000         30,000             $9,000          $13,500
   John T. Borthwick          97,800         45,000            $13,500          $20,250

_______________
(1)   Determined based on the fair market value for the Company's Common Stock at December 31, 2002 of $0.85 per share.

47

Employment Arrangements

Edward J. Quilty

        The Company employed Edward J. Quilty, its Chairman, President and Chief Executive Officer, through May 31, 2001 under an oral agreement providing for compensation at the rate of $175,000 per year. Effective June 1, 2001, the Company executed a one-year employment agreement with Mr. Quilty providing for base compensation in the amount of $200,000 per year and incentive compensation in the discretion of the Company’s board of directors. Base compensation under the agreement is currently $250,000 per year. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms. In addition, upon a change in control of the Company, Mr. Quilty may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation. The Compensation Committee of the Board of Directors has approved an extension of the term of Mr. Quilty’s employment contract through May 31, 2004.

John E. Yetter, CPA

        The Company employed John E. Yetter, CPA, its Vice President and Chief Financial Officer, through May 31, 2001 under an oral agreement providing for a sign-on bonus of $15,000 (paid in August, 2000) and compensation at the rate of $150,000 per year. Effective June 1, 2001, the Company executed a one-year employment agreement with Mr. Yetter providing for base compensation in the amount of $160,500 per year and incentive compensation in the discretion of the board of directors. Base compensation under the agreement is currently $175,000 per year. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms. In addition, upon a change in control of the Company, Mr. Yetter may, within six-months of the change in control tender his resignation and receive one-year’s severance compensation. The Compensation Committee of the Board of Directors has approved an extension of the term of Mr. Yetter’s employment contract through May 31, 2004.

William M. Goodwin

        The Company employs William M. Goodwin, its Executive Vice President, pursuant to an agreement dated August 26, 2002. Mr. Goodwin also serves as the President and Chief Executive Officer of Dumex Medical Canada Inc., the Company’s Canadian subsidiary. The term of the agreement is three years and provides for base compensation of $250,000 (Canadian) per year together with performance based bonuses. The agreement also granted Mr. Goodwin the option to purchase 500,000 shares of the Company’s Common Stock at a price of $0.50 per share. These options vest at the rate of 100,000 on date of grant and 400,000 on August 26, 2003. The agreement further provides for the payment of severance compensation in the amount of two years’ salary together with payment of salary due over the remaining term of the agreement upon termination of the agreement by the Company (other than “for cause”) or upon a change in control of the Company. If, on March 18, 2004, Mr. Goodwin gives six months’ notice of his intention to terminate the agreement, he will receive severance compensation in the amount of one year’s salary together with salary through the agreement’s termination date.

Martha A. Crimmins

        The Company employs Martha A. Crimmins, its Vice President – Operations, pursuant to an employment agreement dated December 28, 2001. The agreement provides for base compensation of $90,000 per year together with performance-based bonuses. The agreement also provides for the payment of severance compensation in the amount of six months’ salary upon termination of the agreement by the Company (other than “for cause”). In addition, upon a change in control of the Company, Ms. Crimmins may, within six-months of the change in control, tender her resignation and receive six months’ severance compensation.

John T. Borthwick

        The Company employs John T. Borthwick, its Vice President – Sales, pursuant to an employment agreement dated December 28, 2001. The agreement provides for base compensation of $110,000 per year together with performance-based bonuses. The agreement also provides for the payment of severance compensation in the amount of six months’ salary upon termination of the agreement by the Company (other than “for cause”). In addition, upon a change in control of the Company, Mr. Borthwick may, within six-months of the change in control, tender his resignation and receive six months’ severance compensation.

Stock Option Plan

        The Company adopted the Stock Option Plan (the “Plan”) July 18, 1991 and amended the Plan January 14, 1994, May 22, 1996, July 14, 1998 and February 6, 2003. The number of shares of Common Stock reserved for issuance pursuant to the Plan is 300,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as “incentive stock options” (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) nonqualified stock options (“NQSOs”). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the “Compensation Committee”). Subject to the provisions of the Plan, the Compensation Committee determines who is eligible to receive stock options, together with the nature, amount, timing, exercise price, vesting schedule and all other terms and conditions of the options to be granted.

        Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Stock options granted under the Plan which have lapsed or terminated revert to the status of “unissued” and become available for reissuance.

        At December 31, 2002, options to purchase 29,000 shares of the Company’s Common Stock at prices of $4.00 and $5.00 per share were issued and outstanding under the Plan.

Equity Compensation Plan Information

        The following table provides information concerning the Company’s equity compensation plans or individual arrangements that were approved by shareholders and those that were not approved by shareholders as of December 31, 2002:

                                                                                   Number of Securities
                                                                                  Remaining Available for
                              Number of Securities to       Weighted-Average       Future Issuance Under
                              be Issued Upon Exercise       Exercise Price of    Equity Compensation Plans
                              of Outstanding Options,     Outstanding Options,     (Excluding Securities
Plan Category                   Warrants and Rights        Warrants and Rights     Reflected in Column 1)
-------------                   -------------------        -------------------     ----------------------

Equity Compensation Plans
Approved by Shareholders
                                      29,000 (1)                  $4.31                  271,000
Equity Compensation Plans
Not Approved by
Shareholders                       2,758,915 (2)                  $1.08                        0
                                   ---------                      -----                  -------
Total                              2,787,915                      $1.11                  271,000
                                   ---------                      -----                  -------
_______________
(1)	The securities consist of Incentive Stock Options granted to officers in 1998 pursuant to the Company's Stock Option Plan. The per share exercise price of the options is $4.00 and $5.00. The shares of Common Stock underlying the options have not been registered under the Securities Act of 1933.
(2)	The securities consist of Nonqualified Stock Options granted to officers, directors, employees and consultants of the Company during the period 1995 through 2002. These options were effected pursuant to employment agreements or stock option agreements recommended by the Compensation Committee of the Company's Board of Directors and approved by its Board of Directors. The per share exercise price of the options is in the range of $0.40 to $12.50. The shares of Common Stock underlying the options have not been registered under the Securities Act of 1933.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of February 28, 2003 certain information regarding the current beneficial ownership of shares of the Company’s Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:

                                                                                    Percent
                                                           Number of Shares       Beneficially
Name and Address of Beneficial Owner (1)               Beneficially Owned (16)     Owned (16)
----------------------------------------               -----------------------     ----------

Srini Conjeevaram (2)..................................        4,278,016            48.33%
Kensington Management Group, LLC (3)...................        1,372,000            26.74%
Hambrecht & Quist California (4).......................        1,064,167            20.98%
Redwood Asset Management (5)...........................          833,337            16.04%
Edward J. Quilty (6)...................................          759,740            14.93%
Dolphin Offshore Partners (7)..........................          480,002            10.05%
Guerrilla Partners (8).................................          308,000             6.65%
Stephen T. Wills, CPA, MST (9).........................          288,836             5.98%
John E. Yetter, CPA (10)...............................          128,000             2.70%
James T. O'Brien (11)..................................          124,100             2.63%
William Goodwin (12)...................................          100,000             2.11%
C. Richard Stafford, Esq. (13).........................           60,000             1.28%
Robert C. Cole (14)....................................           35,000              (*)
All directors and officers as a group (9 persons) (15)         7,145,692             (* *)
____________________

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
     619,055 shares of Class C Convertible Preferred Stock ("Class C
     Preferred"); 1,071,346 shares of Class D Convertible Preferred Stock
     ("Class D Preferred"); 550,003 warrants to purchase Common Stock exercisable at $0.75 per share ("Class E Warrants"); 1,309,441 warrants to purchase common stock exercisable at $0.50 per share ("Class F Warrants");
     and exercisable options to purchase 129,500 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within
     60 days of February 28, 2003.

(3)  Richard J. Keim is a Managing Director of Kensington Management Group, LLC.
     Kensington Management Group, LLC can be reached at: 200 Park Avenue, New
     York, New York 10016. Includes shares owned by Kensington Partners L.P.,
     Kensington Partners II L.P., Bald Eagle Fund Ltd., Peter Orthwein Managed
     Account and Peter Orthwein Family Trust. Ownership consists of: 872,000 shares of Common Stock, 440,000 Class E Warrants and exercisable options to purchase 60,000 shares of Common Stock. No additional options to purchase
     Common Stock will become exercisable within 60 days of February 28, 2003.

(4)  Hambrecht & Quist California can be reached at: One Bush Street, San
     Francisco, California 94104. Ownership consists of: 624,167 shares of
     Common Stock and 440,000 Class E Warrants.

(5)  Redwood Asset Management can be reached at: Ovre Ullorn Terrasse 32, 0358
     Oslo, Norway. Ownership consists of: 270,001 shares of Common Stock;
     100,000 shares of Class C Preferred; 133,334 shares of Class D Preferred;
     and 330,002 Class E Warrants.

(6)  Ownership consists of: 301,684 shares of Common Stock; 220,001 Class E
     Warrants; and exercisable options to purchase 238,055 shares of Common
     Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 28, 2003.

(7)  Dolphin Offshore Partners can be reached at: 129 East 17th Street, New
     York, New York 10003. Ownership consists of: 333,334 shares of Common Stock and 146,668 Class E Warrants.

(8)  Guerrilla Partners can be reached at: 237 Park Avenue, New York, New York
     10017. Includes shares owned by Guerrilla Partners and Guerrilla IRA
     Partners. Ownership consists of: 308,000 shares of Common Stock.

(9)  Ownership consists of: 85,668 shares of Common Stock; 58,668 Class E
     Warrants; and exercisable options to purchase 144,500 shares of Common
     Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 28, 2003.

(10) Ownership consists of: 20,000 shares of Common Stock; and exercisable options to purchase 108,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February
     28, 2003.

(11) Ownership consists of: 41,600 shares of Common Stock; and exercisable options to purchase 82,500 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February
     28, 2003.

(12) Ownership consists of exercisable options to purchase 100,000 shares of
     Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 28, 2003.

(13) Ownership consists of exercisable options to purchase 60,000 shares of
     Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 28, 2003.

(14) Ownership consists of exercisable options to purchase 35,000 shares of
     Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 28, 2003.

(15) Ownership consists of: an aggregate of 7,145,692 shares of Common Stock,
     Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred,
     Class E Warrants, Class F Warrants and options currently exercisable and exercisable within 60 days of February 28, 2003 to purchase shares of
     Common Stock.

(16) The number of shares beneficially owned and the percent beneficially owned by each entity or individual assume the exercise of all exercisable options
     (including those that would be exercisable within 60 days of February 28,
     2003), the exercise of all warrants and the conversion into Common Stock of all Convertible Preferred Stock owned by such entity or individual. The percent beneficially owned is a fraction the numerator of which is the number of shares of Common Stock beneficially owned by each entity or individual and the denominator of which is the number of outstanding shares of Common Stock plus the number of shares of Common Stock which would be issued upon exercise by the subject entity or individual of its/his/her own options and warrants and the conversion into Common Stock of its/his/her own Convertible Preferred Stock. This method of computing the percent beneficially owned results in the aggregate ownership percentages exceeding
     100%.

(*)  Less than one percent
(**) In excess of 100 percent. See note 16.

Item 12. Certain Relationships and Related Transactions

        The Company has a consulting agreement with its founder, former president and former director. In 2002 and 2001 compensation and reimbursed expenses under this agreement were $56,742 and $56,095, respectively.

        The Company purchases marketing services from a firm owned by a director and his son. Total expenses for services rendered in 2002 and 2001 were $54,363 and $50,816, respectively.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                                                   Description
------                                                   -----------

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
10.02                Asset Purchase Agreement and amendments thereto, dated June 28, 2002, July 12, 2002 and
                        July 18, 2002, by and between Derma Sciences, Inc. and Dumex Medical, Inc.
                        (previously filed as Exhibits 2.01, 2.02, and 2.03 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference)
10.03*               Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and
                        Edward J. Quilty (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).
10.04*               Employment Agreement, dated November 26, 2002, between the Company and Robert C. Cole
                        (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on December 30,
                        2002 and incorporated herein by reference).
10.05*               Employment Agreement, dated July 23, 2002, between the Company and William M. Goodwin.
10.06*               Stock Option Agreement, dated July 23, 1997, between the Company and Stephen T. Wills,
                        CPA, MST (previously filed as Exhibit 10.01 to the Company's Form 10-QSB filed on
                        August 15, 1997 and incorporated herein by reference).
10.07*               Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and
                        John T. Borthwick (previously filed as Exhibit 10.06 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.08                Stock Option Agreement dated October 29, 1998 by and between Derma Sciences, Inc. and
                        Martha A. Crimmins (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on November 13, 1998 and incorporated by reference).
10.09                Revolving Credit, Term Loan and Security Agreement dated April 30, 2002 by and between
                        CapitalSource Finance LLC and the Company (previously filed as Exhibit 10.01 to the
                        Company's Form 8-K filed on May 22, 2002).
10.10                Lease Agreement, dated January 5, 1994, between James S. Reid, Frances S. Reid and Joan
                        R. Milburn and Sunshine Products, Inc. (previously filed as Exhibit 10.38 to the
                        Company's Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).
10.11                Lease Agreement, dated July 1, 1997, between the Company and Cross Creek Pointe
                        (previously filed as Exhibit 10.44 to the Company's Form 10-KSB filed on March 31,
                        1998 and incorporated by reference).
10.12                Lease Agreement, dated September 1, 1993, between the Company and Mariotti Building
                        Products (previously filed as Exhibit 10.51 to the Company's Registration Statement
                        filed on Form SB-2, No. 33-52246-NY, declared effective on May 13, 1994 and incorporated herein by reference).
10.13                Sales Agreement, dated June 4, 1999, between the Company and Beverly Enterprises, Inc.
                        (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on June 11, 1999 and incorporated herein by reference.)
10.14                Generic Products Agreement, dated September 29, 1997, between the Company and
                        Innovative Technologies Ltd. (previously filed as Exhibit 10.01 to the Company's
                        Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).
10.15                Private Label Agreement, dated September 29, 1997, between the Company and Innovative
                        Technologies Ltd. (previously filed as Exhibit 10.02 to the Company's Form 10-QSB filed on November 10, 1997 and incorporated herein by reference).
10.16                Manufacturers Agreement, dated August 25, 1992, between the Company and TapeMark
                        Company (previously filed as Exhibit 10.50 to the Company's Form 10-KSB filed on
                        March 31, 1999 and incorporated herein by reference).
10.17*               Stock Option Plan, dated July 18, 1991 (previously filed as Exhibit 10.01 to the
                        Company's Registration Statement and incorporated herein by reference).
10.18*               Stock Option Plan Amendment, dated January 14, 1994 (previously filed as Exhibit 10.02 to the Company's Registration Statement and incorporated herein by reference).
10.19*               Stock Option Plan Amendment, dated November 21, 1995 (previously filed as Exhibit 10.03 to the Company's Form 10-KSB filed on March 31, 1996 and incorporated herein by reference).
10.20*               Stock Option Plan Amendment, dated July 14, 1998 (previously filed as Appendix C to the
                        Company's Registration Statement on Form S-4 filed July 17, 1998 and incorporated herein by reference).
10.21*               The Company's 401(k) Plan, dated June 30, 1995 (previously filed as Exhibit 10.56 to the Company's Form 10-KSB filed on March 31, 1996 and incorporated herein by reference).
10.22*               401(k) Plan Amendment, dated January 1, 2000 (previously filed as Exhibit 10.28 to the
                        Company's Form 10-KSB/A-1 filed on August 10, 2001 and incorporated herein by reference).
10.23*               Employment Agreement, dated February 1, 2000, between the Company and John T. Borthwick
                        (previously filed as Exhibit 10.29 to the Company's Form 10-KSB/A-1 filed on August
                        10, 2001 and incorporated herein by reference).
10.24*               Stock Option Agreement, dated August 28, 2000, between the Company and John E. Yetter,
                        CPA (previously filed as Exhibit 10.31 to the Company's Form 10-KSB/A-1 filed on
                        August 10, 2001 and incorporated herein by reference).
10.25                Purchase Agreement, dated July 18, 2000, between the Company and Edward J. Quilty,
                        Kensington Management Group, LLC, Dolphin Offshore Partners and Redwood Asset
                        Management (previously filed as Exhibit 10.01 to the Company's Form 8-K/A filed
                        August 14, 2000 and incorporated by reference).

10.26                Registration Rights Agreement, dated July 18, 2000, between the Company and Edward J.
                        Quilty, Kensington Management Group, LLC, Dolphin Offshore Partners and Redwood
                        Asset Management (previously filed as Exhibit 10.02 to the Company's Form 8-K/A filed August 14, 2000 and incorporated by reference).
10.27                Warrant Agreement, dated July 18, 2000, between the Company and Edward J. Quilty,
                        Kensington Management Group, LLC, Dolphin Offshore Partners and Redwood Asset
                        Management (previously filed as Exhibit 10.03 to the Company's Form 8-K/A filed
                        August 14, 2000 and incorporated by reference).
10.28                Distribution Agreement, dated July 13, 2000, between the Company and Merit Medical
                        Systems, Inc. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed
                        August 1, 2000 and incorporated by reference).
10.29*               Employment Agreement, dated June 1, 2001, between the Company and Edward J. Quilty
                        (previously filed as Exhibit10.01 to the Company's Form 8-K filed June 13, 2001 and incorporated herein by reference).
10.30*               Employment Agreement, dated May 22, 2001, between the Company and John E. Yetter, CPA
                        (previously filed as Exhibit10.02 to the Company's Form 8-K filed June 13, 2001 and incorporated herein by reference).
10.31                Bond Amendment Agreement, dated January 5, 2001 between the Company and Galen Partners
                        III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P.
                        (previously filed as Exhibit 10.01 to the Company's Form 8-K filed March 19, 2001 and incorporated herein by reference).
10.32                Purchase Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on
                        March 6, 2002 and incorporated herein by reference).
10.33                Registration Rights Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on March 6, 2002 and incorporated herein by reference).
10.34                Offer of Finance dated July 23, 2002 relative to financing by the Company of the purchase of the assets of Dumex Medical Inc. through the Laurentian Bank of Canada
                        (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on September 10,
                        2002 and incorporated herein by reference).
10.35                Guarantee of Dumex Medical Canada Inc. dated on or about August 26, 2002 of indebtedness of the Company to CapitalSource Finance LLC (previously filed as
                        Exhibit 10.02 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.36                Guarantee of the Company dated on or about August 26, 2002 of indebtedness of Dumex
                        Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit
                        10.03 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.37                Guarantee of the subsidiary of the Company, Sunshine Products, Inc., dated on or about
                        August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank
                        of Canada (previously filed as Exhibit 10.04 to the Company's Form 8-K filed on
                        September 10, 2002 and incorporated herein by reference).
10.38                Security Agreement of the Company dated on oar about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.05 to the Company's
                        Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.39                Security Agreement of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 collateral to secure its guarantee of indebtedness of Dumex
                        Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit
                        10.06 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.40                Security Agreement of Dumex Medical Canada Inc. dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of the Company to
                        CapitalSource Finance, LLC (previously filed as Exhibit 10.07 to the Company's Form
                        8-K filed on September 10, 2002 and incorporated herein by reference).

10.41                Bond Conversion Agreement, dated January 7, 2002, between the Company and Galen
                        Partners III, Galen Partners International III, Galen Employee Fund III (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on March 7, 2002 and incorporated herein by reference).
10.42                Code of ethics applicable to the Company's principal executive officer, principal financial officer and principal accounting officer.
21                   Information relative to subsidiaries.
23.1                 Consent of Ernst & Young LLP.
99.1                 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 regarding this Form 10-KSB for the year ended December 31, 2002
99.2                 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 regarding this Form 10-KSB for the year ended December 31, 2002
__________________
*  Management contract or compensatory plan.

(b)     Reports on Form 8-K

        Form 8-K/A was filed on November 12, 2002 relative to financial information in respect of the Registrant’s acquisition of substantially all of the assets of Dumex Medical Inc. Form 8-K was filed on December 30, 2002 relative to the hiring by the Registrant of Robert C. Cole as its Vice President – Sales and Marketing.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon an evaluation of these controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in Internal Controls

        The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

March 31, 2003	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003.

Signatures:	Title:

/s/ Edward J. Quilty	President, Chief Executive Officer and Chairman of the Board
Edward J. Quilty	of Directors (Principal Executive Officer)

/s/ John E. Yetter	Vice President and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ James T. O'Brien	Director
James T. O'Brien

/s/ C. Richard Stafford	Director
C. Richard Stafford, Esq.

/s/ Richard J. Keim	Director
Richard J. Keim

Certification of Principal Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Edward J. Quilty, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Derma Sciences, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ Edward J. Quilty Edward J. Quilty Chairman, President and Chief Executive Officer (Principal Executive Officer)

Certification of Principal Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, John E. Yetter, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Derma Sciences, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ John E. Yetter John E. Yetter, CPA Vice President and Chief Financial Officer (Principal Financial Officer)