Form 10QSB
period 2003-03-31
DERMA SCIENCES INC
filed 2003-05-15
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2003
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: March 31, 2003	Class: Common Stock, par value $.01 per share
Shares Outstanding: 4,631,276

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

Part I - Financial Information

Item 1. FINANCIAL STATEMENTS

DERMA SCIENCES, INC.

Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------
                                                                       March 31,      December 31,
                                                                          2003            2002
                                                                      (Unaudited)
ASSETS
--------------------------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                                        $     471,426    $   1,496,357
  Accounts receivable, net                                             2,091,430        1,975,993
  Inventories                                                          3,017,866        2,875,755
  Prepaid expenses and other current assets                              445,485          281,066
--------------------------------------------------------------------------------------------------
Total current assets                                                   6,026,207        6,629,171
Property and equipment, net                                            1,034,317          987,891
Goodwill                                                               1,110,967        1,110,967
Patents and trademarks, net                                              136,152          140,378
Other assets, net                                                        158,366          220,177
--------------------------------------------------------------------------------------------------
Total Assets                                                       $   8,466,009    $   9,088,584
--------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit                                                   $   1,221,092    $   1,962,627
  Current maturities of long-term debt                                   160,512          173,493
  Accounts payable                                                       873,242          692,259
  Accrued expenses and other current liabilities                         266,325          445,791
--------------------------------------------------------------------------------------------------
Total current liabilities                                              2,521,171        3,274,170
--------------------------------------------------------------------------------------------------
Long-term debt                                                           867,284          845,455
--------------------------------------------------------------------------------------------------
Total Liabilities                                                      3,388,455        4,119,625
--------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 4,631,276 shares                                46,313           46,313
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,526,242 shares (liquidation
  preference of $4,460,237)                                               25,262           25,262
Additional paid-in capital                                            15,583,056       15,588,698
Accumulated other comprehensive income (loss)                             84,431          (21,736)
Accumulated deficit                                                  (10,661,508)     (10,669,578)
--------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                             5,077,554        4,968,959
--------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                         $   8,466,009    $   9,088,584
==================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

-------------------------------------------------------------------------------------------
                                                                Three months ended
                                                                       March 31,
                                                                 2003            2002
----------------------------------------------------------------------------------------
Net sales                                                   $ 4,216,239     $ 2,140,457

Cost of sales                                                 2,689,229         975,920
----------------------------------------------------------------------------------------
Gross Profit                                                  1,527,010       1,164,537
----------------------------------------------------------------------------------------
Operating expenses                                            1,455,097         985,521
Interest expense, net                                           113,439         124,375
Other income, net                                               (49,596)         (9,574)
----------------------------------------------------------------------------------------
Total Expenses                                                1,518,940       1,100,322
----------------------------------------------------------------------------------------
Income before provision for income taxes                          8,070          64,215
Provision for income taxes                                        -               -
----------------------------------------------------------------------------------------
Net Income                                                  $     8,070     $    64,215
----------------------------------------------------------------------------------------
Income per common share - basic                             $      0.00     $      0.03
----------------------------------------------------------------------------------------
Income per common share - diluted                           $      0.00     $      0.01
----------------------------------------------------------------------------------------
Shares used in computing income per common share - basic      4,631,276       2,407,109
----------------------------------------------------------------------------------------
Shares used in computing income per common share - diluted    7,174,116       5,843,397
========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                               Three months ended
                                                                                   March 31,
                                                                              2003            2002
----------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                          $     8,070       $  64,215
    Adjustments to reconcile net income to
      net cash (used in) provided by operating activities:
       Depreciation                                                          37,206          16,615
       Amortization                                                          74,072           4,394
       Deferred financing costs                                               7,500         127,700
       Provision for bad debts and rebates                                    5,176           5,000
       Provision for inventory obsolescence                                  12,000           9,000
       Loss on disposal of fixed assets                                       2,132           -
       Changes in operating assets and liabilities
           Restricted cash                                                    -            (565,000)
           Accounts receivable                                              (31,709)        (36,566)
           Inventories                                                      (41,184)        210,769
           Prepaid expenses and other current assets                       (129,439)       (221,228)
           Other assets                                                      (6,893)          -
           Accounts payable                                                 165,185         (66,934)
           Accrued expenses and other current liabilities                  (192,548)        538,813
----------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                         (90,432)         86,778
----------------------------------------------------------------------------------------------------
Investing Activities
    Purchases of property and equipment                                     (26,572)        (33,980)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (26,572)        (33,980)
----------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                      (817,548)          -
    Deferred financing costs                                                (19,757)          -
    Long-term debt repayments                                               (65,929)          -
    Stock issuance costs                                                     (5,642)          -
----------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                    (908,876)          -
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                         949           -
----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                     (1,024,931)         52,798

Cash and cash equivalents
  Beginning of period                                                     1,496,357         524,783
----------------------------------------------------------------------------------------------------
  End of period                                                        $    471,426       $ 577,581
----------------------------------------------------------------------------------------------------

Supplemental cash flow information
  Conversion of bonds payable and accrued interest to preferred stock  $       -           $595,200
  Common stock and warrants issued for debt conversion/extension       $       -           $120,200
  Bond conversion reset provision charge to paid-in capital            $       -            $45,000
====================================================================================================

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

        Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss).

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

                                                          Quarter Ended March 31,
                                                          -----------------------
                                                           2003              2002
                                                         ---------         ---------
         Net income - as reported                        $  8,070          $ 64,215
         Pro forma compensation expense                   (81,247)          (20,794)
                                                         ---------         ---------
         Pro forma net (loss) income                     $(73,177)         $ 43,421
                                                         =========         =========
         Income (loss) per common share - basic
             As reported                                   $0.00             $0.03
             Pro forma                                    $(0.02)            $0.02

         Income (loss) per common share - diluted
             As reported                                   $0.00             $0.01
             Pro forma                                    $(0.02)            $0.01

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

        Advertising and Promotion Costs – Advertising and promotion costs are expensed in the period incurred.

        Net Income Per Share – Net income per common share – basic is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share – diluted reflects the potential dilution of earnings by including other common stock equivalents, including stock options, warrants and convertible preferred stock in the weighted average number of common shares outstanding for a period, if dilutive.

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

3. Accounts Receivable

        Accounts receivable include the following:

                                                          March 31,        December 31,
                                                            2003              2002
                                                            ----              ----

        Trade accounts receivable                        $2,202,092        $1,943,674
        Less:  Allowance for doubtful accounts              (35,000)          (40,000)
               Allowance for trade rebates                  (96,000)          (96,000)
                                                         -----------       -----------
           Net trade receivables                          2,071,092         1,807,674
        Other receivables                                    20,338           168,319
                                                         -----------       -----------

           Total receivables                             $2,091,430        $1,975,993
                                                         ===========       ===========

4. Inventories

        Inventories include the following:

                                                          March 31,       December 31,
                                                            2003              2002
                                                            ----              ----

        Finished goods                                   $2,168,458        $2,111,546
        Work in process                                     109,612            91,788
        Packaging materials                                 350,015           287,903
        Raw materials                                       389,781           384,518
                                                         -----------       -----------

             Total inventory                             $3,017,866        $2,875,755
                                                         ===========       ===========

5. Property and Equipment

        Property and equipment include the following:

                                                          March 31,       December 31,
                                                            2003              2002
                                                            ----              ----

        Machinery and equipment                          $1,121,950        $1,043,383
        Furniture and fixtures                              169,730           165,858
        Leasehold improvements                               43,759            40,714
                                                         -----------       -----------
             Gross property and equipment                 1,335,439         1,249,955

        Less:  Accumulated depreciation                    (301,122)         (262,064)
                                                         -----------       -----------

             Net property and equipment                  $1,034,317        $  987,891
                                                         ===========       ===========

6. Goodwill

        Goodwill of $1,110,967 relates to the 1998 acquisition of Sunshine Products, Inc. Effective January 1, 2002, in accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and conducted the first of the required annual tests of goodwill impairment. An impairment charge would be recognized if the fair value of Sunshine Products, Inc.‘s goodwill is less than its carrying value. The results of the initial and subsequent tests which the Company completed in the fourth quarter, 2002 indicate that the goodwill carrying value is not impaired.

7. Patents and Trademarks

        Patents and trademarks include the following:

                                                          March 31,       December 31,
                                                            2003              2002
                                                            ----              ----

        Patents and trademarks                           $  444,067         $ 444,067
        Less:   Accumulated amortization                   (307,915)         (303,689)
                                                         -----------       -----------

             Net patents and trademarks                  $  136,152         $ 140,378
                                                         ===========       ===========

8. Other Assets

        Other assets include the following:

                                                          March 31,       December 31,
                                                            2003              2002
                                                            ----              ----

        Deferred financing costs                         $   82,367        $  162,314
        Deposits                                             53,305            57,863
        Other                                                22,694             -
                                                         -----------       -----------

             Total other assets                          $  158,366        $  220,177
                                                         ===========       ===========

        Other relates to legal and consulting expenses associated with a proposed acquisition. These deferred costs will be expensed if the transaction is not completed.

9. Short Term Borrowings

        Short term borrowings include the following:

                                                          March 31,       December 31,
                                                            2003              2002
                                                            ----              ----

        Canadian line of credit                           1,221,092        $  962,627
        U.S. line of credit                                     -           1,000,000
                                                         -----------       -----------

             Total short term borrowings                 $1,221,092        $1,962,627
                                                         ===========       ===========

      Canadian Line of Credit

        Effective August 26, 2002, in connection with the acquisition of Dumex Medical Inc., the Company entered into a sixteen month revolving credit facility agreement (the “Dumex Agreement”) for a maximum principal amount of $1,700,000 with a Canadian bank. At March 31, 2003 and December 31, 2002, advances of $1,221,092 and $962,627, respectively, have been drawn against the facility.

        The Company’s wholly owned Canadian subsidiary, Dumex Medical Canada Inc., may request advances under the Dumex Agreement up to the value of seventy-five percent (75%) of its eligible receivables (as defined) and fifty percent (50%) of eligible inventory (as defined) up to a maximum of $645,000. Interest on outstanding advances is payable monthly at the prime rate (as defined) plus 1.0%, or 5.75% for advances outstanding at March 31, 2003. Outstanding advances are secured by all tangible and intangible assets of Dumex Medical Canada Inc. In addition, the Canadian bank has a second lien security interest in the assets of the Company’s U.S. operations. The Company has also guaranteed payment of amounts due under the Dumex Agreement.

        Over the term of the Dumex Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. These covenants are measured at the end of each month. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Dumex Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $340,000 of working capital to Dumex Medical Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

      U.S. Line of Credit

        In March, 2003 the Company entered into a new one year line of credit agreement (subject to annual renewal) with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,000,000. No funds have been drawn against the line to date. Estimated maximum potential advances under the Agreement on the date of signing were $1,250,000, less any outstanding standby letters of credit. Advances will be utilized to fund strategic initiatives and for general working capital purposes. The Company terminated its prior U.S. line of credit on February 28, 2003 by repaying the $1,000,000 outstanding indebtedness and paying a $50,000 early termination fee. In addition, the Company charged $66,342 to interest expense for deferred financing costs associated with the prior U.S. line of credit.

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

        As security for indebtedness of the Company’s subsidiary, Dumex Medical Canada Inc., the Company has accorded a Canadian bank its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. In connection with the Agreement and in return for a standby letter of credit in the amount of $200,000 against the new line of credit, the Canadian bank has agreed not to exercise its rights under its second lien security interest and guarantee against the Company’s U.S. assets without the U.S. lender’s approval. The standby letter of credit serves to reduce the Company’s potential borrowing capacity under the Agreement by $200,000.

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

11. Long-Term Debt

        Long-term debt includes the following:

                                                          March 31,       December 31,
                                                            2003              2002
                                                            ----              ----

        Canadian term loan                               $1,022,619        $  987,576
        Capital lease obligations                             5,177            31,372
                                                         -----------       -----------

             Total debt                                  $1,027,796        $1,018,948
        Less:  current maturities                           160,512           173,493
                                                         -----------       -----------

             Long-term debt                              $  867,284        $  845,455
                                                         ===========       ===========

        Effective August 26, 2002, in connection with the acquisition of substantially all the assets of Dumex Medical Inc., the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest commencing October 1, 2002. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 6.0% at March 31, 2003. The term loan is secured by all tangible and intangible assets of Dumex Medical Canada Inc. and subject to the same financial covenants applicable to the operating line of credit (Note 9).

12. Shareholders’ Equity

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

      Stock Purchase Warrants

        At March 31, 2003, the Company had warrants outstanding to purchase the Company’s common stock as outlined below:

           Series       Number of Warrants      Exercise Price    Expiration Date

              E               2,200,009               $0.85       July 18, 2005
              F               1,309,441               $0.57       January 6, 2007

        The Company’s 666,673 series B warrants with an exercise price of $6.75 per share expired on June 15, 2002. In connection with the conversion of the Company series C and D convertible bonds on January 7, 2002 described in Note 10, 1,309,441 series F warrants were issued.

      Other Equity Transactions

        The Company initiated in January 2002 a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share. Offering proceeds are being used to fund strategic initiatives and for general working capital purposes. Through March 31, 2003, 1,600,000 shares of common stock have been issued pursuant to the offering and offering proceeds of $747,678, net of $52,322 in offering expenses, have been received.

        In May 2002, a total of 624,167 shares of series A, B and C preferred stock were converted into 624,167 shares of common stock.

13. Comprehensive Income

        The Company’s total comprehensive income was as follows:

                                                           Quarter Ended March 31,
                                                              2003           2002
                                                           --------       --------
         Net income - as reported                          $  8,070       $ 64,215
         Other comprehensive income:
             Foreign currency translation adjustment        106,167           -
                                                           --------       --------

         Comprehensive income                              $114,237       $ 64,215
                                                           ========       ========

14. Promissory Note

        On January 9, 2003 the Company loaned $50,000 to a supplier pursuant to a secured promissory note. The stated maturity date of the note is December 31, 2003. The note may be prepaid without penalty, bears interest at the annual rate of 5% and is secured by the tangible and intangible property of the supplier. The funds advanced are to be used by the supplier for general working capital purposes in the ordinary course of business. The promissory note is included in prepaid and other current assets on the balance sheet of March 31, 2003.

15. Income taxes

        No provision for income taxes has been made in either the first quarter 2003 and 2002 given the Company’s available net operating loss carryforwards.

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

16. Operating Segments

        The Company consists of three operating segments: wound care, wound closure-fasteners and skin care. Products in the wound care segment consist of basic and advanced dressings, ointments and sprays designed to treat wounds. Wound closure-fasteners products include wound closure strips, nasal tube fasteners, a variety of catheter fasteners and net dressings. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care/hygiene programs. As of August 26, 2002, Dumex Medical Canada Inc.‘s operating results have been included in the wound care segment.

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

        Segment sales and gross profit for the three months ended March 31, 2003 and 2002 are as follows:

                                Three Months Ended March 31, 2003
                                ---------------------------------
                                    Wound Closure-                                           Total
                     Wound Care       Fasteners         Skin Care       Other Costs         Company
                     ----------       ---------         ---------       -----------         -------

Net sales            $2,810,985        $845,256          $559,998              -          $4,216,239
                     ----------        --------          --------       ------------      -----------

Gross profit            965,121         394,434           167,455              -           1,527,010
Total expenses             -               -                 -          $(1,518,940)      (1,518,940)
                                                                                          -----------

Net income                                                                                $    8,070
                                                                                          ===========

Net long-lived assets  $970,946           -            $1,274,758           $35,732       $2,281,436
                       ========        ========        ==========       ============      ===========

                                Three Months Ended March 31, 2003
                                ---------------------------------
                                    Wound Closure-                                           Total
                     Wound Care       Fasteners         Skin Care       Other Costs         Company
                     ----------       ---------         ---------       -----------         -------

Net sales              $751,377        $771,250          $617,830            -            $2,140,457
                     ----------        --------          --------       ------------      -----------

Gross profit            571,514         392,943           200,080            -             1,164,537
Total expenses             -               -                 -          $(1,100,322)      (1,100,322)
                                                                                          -----------

Net income                                                                                $   64,215
                                                                                          ===========

Net long-lived assets  $161,068           $459          $1,225,165          $64,815       $1,451,507
                       ========        ========        ==========       ============      ===========

        Long-lived assets consist of property and equipment, patents and trademarks and goodwill. Wound care long-lived assets consist principally of Dumex Medical Canada Inc. property and equipment in the first quarter 2003 and patents and trademarks in the first quarter 2003 and 2002. Wound closure and fastener products are for the most part outsourced, and accordingly, are not appreciably supported internally by long-lived assets. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. and associated property and equipment.

        International sales (excluding Canada) were $217,925 and $162,000 in the first quarter of 2003 and 2002, respectively. Wound closure-fastener sales represent the majority of international sales.

17. Subsequent Event

        Subsequent to March 31, 2003, the Company sold 820,000 additional shares of its common stock at a price of $0.50 per share and received gross proceeds of $410,000, pursuant to the private offering discussed in Note 12. The proceeds will be used for general working capital purposes and to fund strategic initiatives.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002.

Results of Operations

        Net sales increased $2,075,782, or 97.0%, to $4,216,239 in the first quarter 2003 from $2,140,457 in the first quarter 2002. Gross profit increased $362,473, or 31.1%, to $1,527,010 in the first quarter 2003, from $1,164,537 in the first quarter 2002. Gross profit margins decreased to 36.2% in the first quarter 2003 from 54.4% in the first quarter 2002. Operating expenses increased $469,576, or 47.6%, in the first quarter 2003 to $1,455,097 from $985,521 in the first quarter 2002. Interest expense decreased $10,936 in the first quarter 2003 to $113,439 from $124,375 in the first quarter 2002. Other income increased $40,022 in the first quarter 2003 to $49,596 from $9,574 in the first quarter 2002. Net income of $8,070 and $64,215 was generated in the first quarters of 2003 and 2002, respectively.

        The following table highlights the impact on first quarter 2003 operating results of the August 26, 2002 acquisition by the Company’s subsidiary, Dumex Medical Canada, Inc., of substantially all of the assets of Dumex Medical Inc.

                                                                                         Quarter Ended
                                              Quarter Ended March 31, 2003               March 31, 2002
                                              ----------------------------               --------------
                                    Consolidated          Dumex            Derma          (Derma Only)
                                    ------------          -----            -----          ------------

Net sales                            $4,216,239        $2,079,712       $2,136,527        $2,140,457
                                     -----------       -----------      -----------       -----------
Gross profit                          1,527,010           432,650        1,094,360         1,164,537
                                     -----------       -----------      -----------       -----------
Operating expenses                    1,455,097           454,264        1,000,833           985,521
Interest expense, net                   113,439            32,788           80,651           124,375
Other income, net                       (49,596)          (10,570)         (39,026)           (9,574)
                                     -----------       -----------      -----------       -----------
Total expenses                        1,518,940           476,482        1,042,458         1,100,322
Income (loss) before income taxes         8,070           (43,832)          51,902            64,215
Provision for taxes                        -                 -                -                 -
                                     -----------       -----------      -----------       -----------

Net income (loss)                    $    8,070        $  (43,832)      $   51,902        $   64,215
                                     ===========       ============     ===========       ===========

Derma Business Overview

        Excluding the Dumex acquisition, first quarter 2003 net sales were essentially flat at $2,136,527 versus $2,140,457 in the first quarter 2002. The Derma business net sales were lower in both the wound and skin care segments primarily due to lower sales volume and competitive pricing pressure. The wound closure-fastener segment experienced a 9.6% increase in sales due to stronger Percu Stay catheter fasteners sales, partially offset by lower sales of other wound closure-fastener products.

        The Derma business gross profit in the first quarter of 2003 decreased $70,177, or 6.0%, to $1,094,360 versus $1,164,537 in the first quarter 2002. This decrease is attributable to decreases in profitability in the wound care line due to pricing pressures and the skin care line due to lower volumes and competitive pricing pressures, partially offset by a modest gross profit increase in the wound closure-fastener segment.

        The Derma business total expenses in the first quarter of 2003 decreased $57,864, or 5.3%, to $1,042,458 from $1,100,322 in the first quarter of 2002. The first quarter of 2003 was favorably impacted by receipt from the Internal Revenue Service of $32,553 and the reversal of a $65,000 accrued liability relative to the settlement of a prior year civil tax penalty and lower interest expense of $43,724, largely offset by a one-time $50,000 U.S. line of credit early termination fee and a $66,342 write-off of deferred financing interest costs associated with the U.S. line of credit. Net income for the Derma business in the first quarter 2003 decreased 19.2% to $51,902 from $64,215 in the first quarter 2002.

Dumex Business Overview

        The Dumex business acquired on August 26, 2002, generated first quarter 2003 net sales of $2,079,712. Net sales were slightly lower than plan in local currency, but benefited approximately 4% in translation due to a stronger than anticipated Canadian to U.S. dollar exchange rate. All areas of the Dumex wound care business performed well in the first quarter of 2003 versus plan.

        Gross profit of $432,650 and gross profit percentage of 20.8% in the first quarter met expectations. Gross profit benefited from favorable material prices which were partially offset by higher than anticipated freight and utility costs and unfavorable foreign exchange.

        First quarter 2003 operating expenses of $454,264 were 11% higher than plan due primarily to higher general and administrative costs for fringe benefits and accounting fees, along with higher selling related expenses and unfavorable foreign exchange. The higher sales and marketing expenses are consistent with the plan to expand resources in this area.

        The Dumex business had a first quarter net loss of $43,832 versus the plan to essentially break-even. This unfavorability to plan was primarily due to the higher operating expenses discussed above.

Sales Overview

        The Company’s sales are derived from its wound care, wound closure-fasteners and skin care product lines. Wound care sales consist mainly of Dermagran ointment and spray, hydrophilic wound dressings and the Dumex product line. Wound closure-fasteners sales consist primarily of wound closure strips and catheter fasteners. Skin care sales consist of bath sponges, body washes, shampoos, incontinent care products, skin conditioners, disinfectants and deodorizers.

        Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                     Quarter Ended March 31,
                                     -----------------------
                                    2003                 2002
                                    ----                 ----
           Gross Sales           $4,454,232          $2,326,867

           Trade rebates           (190,081)           (124,372)
           Cash discounts           (34,605)            (43,413)
           Medicaid rebates         (13,307)            (18,625)
                                 -----------         -----------

           Net Sales             $4,216,239          $2,140,457
                                 ===========         ===========

        Gross sales increased $2,127,365, or 91.4%, from the same quarter of the prior year due to inclusion of Dumex sales for the entire first quarter of 2003, along with higher wound closure-fastener sales, slightly offset by lower skin care sales. Gross to net sales adjustments relate primarily to the Derma business and are not significantly impacted by Dumex activity. Trade rebates were higher due to more aggressive pricing and a higher percentage of bid related business. Cash discounts decreased on a quarter-to-quarter basis principally due to a reduction in the Derma cash discount rate to general industry terms for several customers, effective January 1, 2003.

        The following table presents net sales by product line expressed in dollars and percentage change:

                                   Quarter Ended March 31,
                                   -----------------------
    Product Line                    2003             2002                  Variance
                                    ----             ----                  --------

    Wound care                  $2,810,985       $  751,377         $2,059,608    274.1%
    Wound closure-fasteners        845,256          771,250             74,006      9.6%
    Skin care                      559,998          617,830            (57,832)    (9.4)%
                                ----------       ----------         -----------

    Total                       $4,216,239       $2,140,457         $2,075,782     97.0%
                                ==========       ==========         ===========

        Net sales increased $2,075,782, or 97.0%, in the first quarter 2003 versus the first quarter 2002. Wound care net sales increased due to the acquisition of Dumex in August 2002. Excluding Dumex net sales, quarter-to-quarter wound care net sales decreased $20,104, or 2.7%, largely due to competitive pricing pressures. Wound closure- fasteners sales increased $74,006, or 9.6%, due principally to an increase in sales of Percu-Stay catheter fasteners. Net sales of skin care products were down $57,832, or 9.4%, from the same quarter of the prior year due to increased competition.

Net Sales, Cost of Sales and Gross Profit

        The Company’s net sales, cost of sales, gross profit and gross profit margins for the first quarter of 2003 and 2002 are outlined in the table below:

                               Quarter Ended March 31,
                               -----------------------
                           2003                       2002                   Variance
                           ----                       ----                   --------

Net sales         $4,216,239    100.0%      $2,140,457    100.0%      $2,075,782     97.0%
Cost of sales      2,689,229     63.8%         975,920     45.6%       1,713,309    175.6%
                  ----------    ------      ----------    ------      ----------

Gross profit      $1,527,010     36.2%      $1,164,537     54.4%      $  362,473     31.1%
                  ==========    ======      ==========    ======      ==========

        Gross profit increased 31.1% in the first quarter of 2003 to $1,527,010 from $1,164,537 in the first quarter of 2002 due to higher sales volume arising from the Dumex acquisition. Excluding Dumex sales, the first quarter 2003 gross profit was lower than the first quarter 2002 gross profit as a result of pricing pressures in the wound care business, lower sales volumes in the skin care business and increased sales of lower margin international sales in the wound care and wound closure-fasteners businesses.

        The first quarter 2003 and 2002 gross profit percentages were 36.2% and 54.4%, respectively. The decrease in the 2003 first quarter to 2002 first quarter gross profit percentage is primarily attributable to the inclusion of lower margin Dumex product sales and a decline in the gross profit margin of the Derma business on a stand-alone basis of 3.2% from 54.4% in 2002 to 51.2% in 2003. The Derma business gross profit margin decline was attributable to pricing pressures in the wound care line and pricing and volume pressures in the skin care line. The Dumex business on a stand-alone basis generated a 20.8% gross profit which met first quarter 2003 expectations.

Operating Expenses

        Operating expenses increased $469,576, or 47.6%, to $1,455,097 in the first quarter of 2003 from $985,521 in the first quarter of 2002. A summary of selling, marketing and general and administrative expenses for the first quarter 2003 and 2002 are outlined in the table below.

                               Quarter Ended March 31,
                               -----------------------
                                 2003           2002                Variance
                                 ----           ----                --------

Selling                     $  403,090       $348,703         $ 54,387      15.6%
Marketing                       46,732         64,574          (17,842)    (27.6%)
General administrative       1,005,275        572,244          433,031      75.7%
                            ----------       --------         ---------

         Total              $1,455,097       $985,521         $469,576      47.6%
                            ==========       ========         ========

        Selling expenses increased from the same quarter of the prior year due principally to incremental Dumex selling expenses of $92,247, partially offset by a decrease in Derma business selling expenses of $37,860. The decrease in Derma business selling expenses is attributable to lower compensation and commissions as the sales department implements a reorganization. Marketing expenses, which relate primarily to the Derma business, decreased due primarily to a delay in promotional activities and sales literature expenses. General and administrative expenses increased from the same quarter of the prior year as a result of incremental Dumex expenses, along with the Derma business incurring higher compensation, accounting, insurance, consulting and public relations expenses, partially offset by lower bad debt and regulatory expenses.

        Excluding Dumex related operating expenses of $454,264 operating expenses increased $15,312, or 1.6%, to $1,000,833 versus $985,521 on a quarter-to-quarter basis.

Interest Expense, net

        Interest expense, net decreased $10,936 to $113,439 in the first quarter 2003 from $124,375 in the first quarter 2002. The decrease is attributable to the non-recurrence of an imputed non-cash interest charge of $122,700 associated with the conversion of the Company’s Series C and D bonds and accrued interest outstanding in January 2002, which was largely offset by the February 28, 2003 termination of the Company’s existing U.S. line of credit facility resulting in the write-off of $66,342 of deferred financing costs, Dumex interest expense of $32,835 related to its line of credit and long-term indebtedness, and $19,662 of interest incurred on the U.S. line of credit prior to its termination.

Other Income

        Other income, net increased $40,022 to $49,596 in the first quarter of 2003 from $9,574 in the first quarter of 2002. The increase is attributable to the settlement of an Internal Revenue Service civil tax penalty resulting in the return of credits applied against the penalty of $23,553 and the reversal of a $65,000 accrued liability allocated to the IRS civil tax penalty and sale and/or conversion of previously reserved, discontinued and slow-moving inventory of $31,200, partially offset by the payment of a $50,000 fee associated with the early termination of the Company’s U.S. line of credit on February 28, 2003 and miscellaneous expenses of approximately $20,000.

Provision for Income Taxes

        Given available net operating loss carry forwards, no provision for income taxes has been made in the first quarter of 2003 and 2002.

Net Income

        The Company generated net income of $8,070, or $0.00 per share (basic) and $0.00 per share (diluted), in the first quarter 2003 compared to net income of $64,215, or $0.03 per share (basic) and $0.01 per share (diluted), in the first quarter 2002.

Liquidity and Capital Resources

        Sales in the first quarter of 2003 increased over the first quarter of 2002 due to the inclusion of Dumex sales in 2003. Excluding Dumex sales, on a quarter-to-quarter basis, 2003 Derma business sales were essentially flat. On a quarter-to-quarter basis, the gross profit increased due to the inclusion of Dumex sales, but the gross profit percentage declined due to the inclusion of lower margin Dumex products and competitive pressures in the Derma business. Operating expenses continued to be closely monitored. Net income of $8,070 for the first quarter of 2003 was consistent with plan expectations.

        At March 31, 2003, and December 31, 2002, the Company had cash and cash equivalents of $471,426 and $1,496,357, respectively. For the first quarter ended March 31, 2003, there was a $1,024,931 decrease in cash and cash equivalents, principally attributable to cash used in financing and operating activities of $908,876 and $90,432, respectively. In the first quarter, the Company terminated and repaid its $1,000,000 U.S. line of credit and entered into a new, more cost effective U.S. line of credit. Cash used in operating activities primarily related to the pre-payment of operating expenses that will be amortized over the balance of 2003, a $50,000 interest bearing promissory note to a supplier of one of the Company’s products to be used for working capital purposes, reversal of a $65,000 accrued liability no longer required due to resolution of an Internal Revenue Service civil tax penalty and payment of a $64,000 obligation to the former owner of Dumex Medical Inc. Cash provided from operating activities primarily relates to the timing of accounts payable obligations and the write-off of deferred financing costs associated with the terminated U.S. line of credit. Working capital increased $150,035 at March 31, 2003 to $3,505,036 from $3,355,001 at December 31, 2002.

        In connection with the Dumex acquisition, the Company entered into a sixteen month $1,700,000 revolving credit facility expiring December 31, 2003 to fund day-to-day operations. Maximum potential advances under the agreement at March 31, 2003 were $1,470,000. Advances outstanding against the credit facility were $1,221,092 at March 31, 2003, leaving an additional $248,908 available for borrowing.

        In March 2003 the Company entered into a new one year line of credit agreement (subject to annual renewal) with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,000,000. No funds have been drawn against the line to date. Estimated maximum potential advances under the Agreement on the date of signing were $1,250,000, less any outstanding standby letters of credit. Advances will be utilized to fund strategic initiatives and for general working capital purposes.

        As security for indebtedness of the Company’s subsidiary, Dumex Medical Canada Inc., the Company has accorded a Canadian bank its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. In connection with the Agreement and in return for a standby letter of credit in the amount of $200,000 against the new line of credit, the Canadian bank has agreed not to exercise its rights under its second lien security interest and guarantee against the Company’s U.S. assets without the U.S. lender’s approval. The standby letter of credit serves to reduce the Company’s potential borrowing capacity under the Agreement by $200,000.

        The Company initiated in January 2002, a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share. Through March 31, 2003, the Company had sold 1,600,000 shares and received proceeds of $747,678, net of $52,322 in offering expenses. As of May 12, 2003, an additional 820,000 shares were sold for which the Company received gross proceeds of $410,000.

        For 2003, the Company seeks to increase sales and profits by, among other initiatives, launching sale of the Dumex product line in the U.S., driving organic growth of its core product lines both in the U.S. and Canada and integrating the Dumex business more fully into Derma. Steps are planned to minimize year-to-year product cost increases and improve overall supply chain efficiency and cost effectiveness. Plans are also in place to invest in upgrading sales and marketing resources. Operating expenses will continue to be properly balanced with revenues.

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

Goodwill Impairment

        At March 31, 2003, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the skin care segment with recognized goodwill, the Company makes estimates and judgments about the future cash flows of this segment. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. Changes in these estimates would cause the skin care segment to be valued differently in the future.

Item 3. CONTROLS AND PROCEDURES

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II - Other Information

Item 1. Legal Proceedings

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits. All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on March 31, 2003, are incorporated herein by reference.

Exhibit	Description

99.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 regarding Form 10-QSB for the quarter ended March 31, 2003

99.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 regarding Form 10-QSB for the quarter ended March 31, 2003

         (b) Reports on Form 8-K.  Form 8-K was filed on February 14, 2003 relative to the Registrant's termination of its credit facility with Capital Source Finance, LLC.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: May 15, 2003	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer

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

Dated: May 15, 2003	/s/ Edward J. Quilty Edward J. Quilty Chairman, President and Chief Executive Officer (Principal Executive Officer)

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

Dated: May 15, 2003	/s/ John E. Yetter John E. Yetter Vice President and Chief Financial Officer (Principal Financial Officer)