Form 10QSB
period 2003-06-30
DERMA SCIENCES INC
filed 2003-08-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2003
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: June 30, 2003	Class: Common Stock, par value $.01 per share
Shares Outstanding: 7,031,256

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	28

Item 6.	Exhibits and Reports on Form 8-K	28

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

Part I - Financial Information

Item 1. FINANCIAL STATEMENTS

DERMA SCIENCES, INC.

Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------
                                                                        June 30,      December 31,
                                                                          2003            2002
                                                                       Unaudited)
ASSETS
----------------------------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                                            1,478,487   $   1,496,357
  Accounts receivable, net                                             2,390,962       1,975,993
  Inventories                                                          3,367,138       2,875,755
  Prepaid expenses and other current assets                              425,564         281,066
----------------------------------------------------------------------------------------------------
Total current assets                                                   7,662,151       6,629,171
Property and equipment, net                                            1,097,969         987,891
Goodwill                                                               1,110,967       1,110,967
Patents and trademarks, net                                              131,956         140,378
Other assets, net                                                        141,469         220,177
----------------------------------------------------------------------------------------------------
Total Assets                                                        $ 10,144,512   $   9,088,584
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit                                                       1,516,999   $   1,962,627
  Current maturities of long-term debt                                   173,904         173,493
  Accounts payable                                                       804,237         692,259
  Accrued expenses and other current liabilities                         281,891         445,791
----------------------------------------------------------------------------------------------------
Total current liabilities                                              2,777,031       3,274,170
----------------------------------------------------------------------------------------------------
Long-term debt                                                           902,412         845,455
----------------------------------------------------------------------------------------------------
Total Liabilities                                                      3,679,443       4,119,625
----------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 7,031,256 shares at June 30, 2003 and
  4,631,276 shares at December 31, 2002                                   70,313          46,313
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,526,242 shares (liquidation
  preference of $4,460,237)                                               25,262          25,262
Additional paid-in capital                                            16,723,861      15,588,698
Accumulated other comprehensive income (loss)                            225,774         (21,736)
Accumulated deficit                                                  (10,580,141)    (10,669,578)
----------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                             6,465,069       4,968,959
----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                          $ 10,144,512   $   9,088,584
====================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

==========================================================================================
                                                                Three months ended
                                                                     June 30,
                                                             2003                2002
------------------------------------------------------------------------------------------
Net sales                                                   $ 4,636,189     $ 2,102,207

Cost of sales                                                 2,949,660         926,161
------------------------------------------------------------------------------------------
Gross Profit                                                  1,686,529       1,176,046
------------------------------------------------------------------------------------------
Operating expenses                                            1,545,895       1,071,692
Interest expense, net                                            57,047           6,723
Other (income)/expense, net                                       2,220          89,244
------------------------------------------------------------------------------------------
Total Expenses                                                1,605,162       1,167,659
------------------------------------------------------------------------------------------
Income before provision for income taxes                         81,367           8,387
Provision for income taxes                                        -               -
------------------------------------------------------------------------------------------
Net Income                                                  $    81,367     $     8,387
------------------------------------------------------------------------------------------
Income per common share - basic                             $      0.02     $      0.00
------------------------------------------------------------------------------------------
Income per common share - diluted                           $      0.01     $      0.00
------------------------------------------------------------------------------------------
Shares used in computing income per common share - basic      5,000,507       3,854,609
------------------------------------------------------------------------------------------
Shares used in computing income per common share - diluted   10,154,959       7,154,322
==========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

==========================================================================================
                                                                 Six months ended
                                                                     June 30,
                                                             2003                2002
------------------------------------------------------------------------------------------
Net sales                                                   $ 8,852,428     $ 4,242,664

Cost of sales                                                 5,638,889       1,902,081
------------------------------------------------------------------------------------------
Gross Profit                                                  3,213,539       2,340,583
------------------------------------------------------------------------------------------
Operating expenses                                            3,000,992       2,057,213
Interest expense                                                170,486         131,098
Other (income)/expense, net                                     (47,376)         79,670
------------------------------------------------------------------------------------------
Total Expenses                                                3,124,102       2,267,981
------------------------------------------------------------------------------------------
Income before provision for income taxes                         89,437          72,602
Provision for income taxes                                        -               -
------------------------------------------------------------------------------------------
Net Income                                                  $    89,437     $    72,602
------------------------------------------------------------------------------------------
Income per common share - basic                             $      0.02     $      0.02
------------------------------------------------------------------------------------------
Income per common share - diluted                           $      0.01     $      0.01
------------------------------------------------------------------------------------------
Shares used in computing income per common share - basic      4,815,892       3,438,970
------------------------------------------------------------------------------------------
Shares used in computing income per common share - diluted    8,664,538       6,814,264
==========================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows (Unaudited)

=====================================================================================================
                                                                               Six months ended
                                                                                   June 30,
                                                                             2003            2002
-----------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                         $    89,437      $   72,602
    Adjustments to reconcile net income to
      net cash (used in) provided by operating activities:
       Depreciation                                                         75,553          35,311
       Amortization                                                         98,834          28,527
       Deferred financing costs                                             15,000         120,200
       Provision for doubtful accounts and trade rebates                     5,000          (3,186)
       Provision for inventory obsolescence                                 14,085          19,297
       Loss on disposal of property and equipment                            2,132           -
       Changes in operating assets and liabilities
           Restricted cash                                                   -             (60,000)
           Accounts receivable                                            (201,037)        (13,633)
           Inventories                                                    (232,356)         (8,270)
           Prepaid expenses and other current assets                      (111,451)       (126,071)
           Other assets                                                     22,341          (3,718)
           Accounts payable                                                 76,227         301,146
           Accrued expenses and other current liabilities                 (196,850)          7,258
-----------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                       (343,085)        369,463
-----------------------------------------------------------------------------------------------------
Investing Activities
    Purchases of property and equipment                                    (55,823)        (46,481)
    Deferred acquisition costs                                               -            (132,602)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (55,823)       (179,083)
-----------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                     (638,348)          -
    Deferred financing costs                                               (26,923)        (85,297)
    Long-term debt repayments                                             (108,153)          -
    Proceeds from issuance of stock, net of issuance costs               1,154,992         509,408
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  381,568         424,111
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                       (530)          -
-----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                       (17,870)        614,491

Cash and cash equivalents
  Beginning of period                                                    1,496,357         524,783
-----------------------------------------------------------------------------------------------------
  End of period                                                        $ 1,478,487      $1,139,274
-----------------------------------------------------------------------------------------------------

Supplemental cash flow information
  Conversion of bonds payable and accrued interest to preferred stock  $     -            $595,200
  Common stock and warrants issued for debt conversion/extension       $     -            $120,200
  Bond conversion reset provision charge to paid-in capital            $     -             $45,000
  Stock subscriptions receivable                                       $     -             $55,000
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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

        Goodwill – On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is deemed to have an indefinite life and is no longer to be amortized but is subject to an annual impairment test.

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

                                           Three Months Ended June 30,      Six Months Ended June 30,
                                           ---------------------------      -------------------------
                                               2003          2002              2003          2002
                                              ------        ------            ------        ------

Net income - as reported                    $  81,367      $  8,387         $  89,437      $ 72,602
Pro forma compensation expense               (320,335)      (28,743)         (401,582)      (49,537)
                                              -------        ------           -------        ------

Pro forma net (loss) income                 $(238,968)     $(20,356)        $(312,145)     $ 23,065
                                              =======        ======           =======        ======

Income (loss) per common share - basic
    As reported                                $0.02         $0.00             $0.02         $0.02
    Pro forma                                 $(0.05)       $(0.01)           $(0.06)        $0.01

Income (loss) per common share - diluted
    As reported                                $0.01         $0.00             $0.01         $0.01
    Pro forma                                 $(0.05)       $(0.01)           $(0.06)        $0.00

        Revenue Recognition — The Company operates in three segments: wound care, wound closure-fasteners and skin care. Sales are recorded when product is shipped and title passes to customers. Gross sales are adjusted for cash discounts, Medicaid rebates and trade rebates to derive net sales. Freight costs to ship product to customers are recorded as a component of cost of sales. Freight costs billed to and reimbursed by customers are recorded as a component of net sales.

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

3. Accounts Receivable

        Accounts receivable include the following:

                                                                           June 30,          December 31,
                                                                             2003                2002
                                                                             ----                ----
        Trade accounts receivable                                         $2,516,514           $1,943,674
        Less:  Allowance for doubtful accounts                               (25,000)             (40,000)
               Allowance for trade rebates                                  (116,000)             (96,000)
                                                                           ----------           ----------
           Net trade receivables                                           2,375,514            1,807,674
        Other receivables                                                     15,448              168,319
                                                                           ----------           ----------

           Total receivables                                              $2,390,962           $1,975,993
                                                                           ==========           ==========

4. Inventories

        Inventories include the following:

                                                                           June 30,          December 31,
                                                                             2003                2002
                                                                             ----                ----
        Finished goods                                                     $2,477,088         $2,111,546
        Work in process                                                       130,342             91,788
        Packaging materials                                                   278,287            287,903
        Raw materials                                                         481,421            384,518
                                                                            ----------         ----------

             Total inventory                                               $3,367,138         $2,875,755
                                                                            ==========         ==========

5. Property and Equipment

        Property and equipment include the following:

                                                                           June 30,          December 31,
                                                                             2003                2002
                                                                             ----                ----
        Machinery and equipment                                            $1,222,131         $1,043,383
        Furniture and fixtures                                                174,169            165,858
        Leasehold improvements                                                 47,666             40,714
                                                                            ----------         ----------
             Gross property and equipment                                   1,443,966          1,249,955

        Less:  Accumulated depreciation                                      (345,997)          (262,064)
                                                                            ----------         ----------

             Net property and equipment                                    $1,097,969        $   987,891
                                                                            ==========         ==========

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

7. Patents and Trademarks

        Patents and trademarks include the following:

                                                                           June 30,          December 31,
                                                                             2003                2002
                                                                             ----                ----
        Patents and trademarks                                              $ 444,067          $ 444,067
        Less:   Accumulated amortization                                     (312,111)          (303,689)
                                                                             ---------          ---------

             Net patents and trademarks                                     $ 131,956          $ 140,378
                                                                             =========          =========

8. Other Assets

        Other assets include the following:

                                                                           June 30,          December 31,
                                                                             2003                2002
                                                                             ----                ----
        Deferred financing costs                                            $  84,642           $162,314
        Deposits                                                               56,827             57,863
                                                                             ---------          ---------

             Total other assets                                              $141,469           $220,177
                                                                             =========          =========

9. Short Term Borrowings

        Short term borrowings include the following:

                                                                           June 30,          December 31,
                                                                             2003                2002
                                                                             ----                ----
        Canadian line of credit                                            $1,516,999        $   962,627
        U.S. line of credit                                                       -            1,000,000
                                                                            ----------         ----------

             Total short term borrowings                                   $1,516,999         $1,962,627
                                                                            ==========         ==========

      Canadian Line of Credit

        Effective August 26, 2002, in connection with the acquisition of Dumex Medical Inc., the Company entered into a sixteen month revolving credit facility agreement (the “Dumex Agreement”) for a maximum principal amount of $1,855,000 with a Canadian bank.

        The Company’s wholly owned Canadian subsidiary, Dumex Medical Canada Inc., may request advances under the Dumex Agreement up to the value of seventy-five percent (75%) of its eligible receivables (as defined) and fifty percent (50%) of its eligible inventory (as defined) up to a maximum of $705,000. Interest on outstanding advances is payable monthly at the Canadian prime rate (as defined) plus 1.0%, or 6.0% for advances outstanding at June 30, 2003. Outstanding advances are secured by all tangible and intangible assets of Dumex Medical Canada Inc. In addition, the Canadian bank has a second lien security interest in the assets of the Company’s U.S. operations. The Company has also guaranteed payment of amounts due under the Dumex Agreement.

        Over the term of the Dumex Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. These covenants are measured at the end of each month. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Dumex Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $370,000 of working capital to Dumex Medical Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

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

        The Company may request advances under the Agreement up to the value of 80% of eligible U.S. receivables (as defined) and 50% of eligible U.S. inventory (as defined), excluding work-in-process inventory. Interest on outstanding advances is payable monthly in arrears at the one month LIBOR rate (as published in “The Wall Street Journal”), plus 3.0%, or 4.1% on June 30, 2003. In addition, the Company will pay an annual line fee of $20,000. This line fee and any one-time lender or legal costs associated with securing the line of credit will be deferred and amortized to interest expense over the line term of one year.

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

        In connection with the conversion, the Company recognized an imputed non-cash interest charge of $165,200. A charge of $45,000 was taken to account for the value of the reset concession granted to the bondholders. This charge was amortized over the eighteen-month term of the reset concession. A charge of $120,200 was taken immediately to account for the conversion terms associated with the accrued interest.

11. Long-Term Debt

         Long-term debt includes the following:
                                                           June 30,          December 31,
                                                             2003               2002
                                                             ----               ----

        Canadian term loan                                $1,071,615         $  987,576
        Capital lease obligations                              4,701             31,372
                                                           ---------          ---------

             Total debt                                   $1,076,316         $1,018,948
        Less:  current maturities                            173,904            173,493
                                                           ---------          ---------

             Long-term debt                               $  902,412         $  845,455
                                                           =========          =========

        Effective August 26, 2002, in connection with the acquisition of substantially all the assets of Dumex Medical Inc., the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest commencing October 1, 2002. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 6.25% at June 30, 2003. The term loan is secured by all tangible and intangible assets of Dumex Medical Canada Inc. and subject to the same financial covenants applicable to the operating line of credit (Note 9).

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

      Stock Purchase Warrants

        At June 30, 2003, the Company had warrants outstanding to purchase the Company’s common stock as outlined below:

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

      Other Equity Transactions

        The Company closed in June 2003 a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share initiated in January 2002. Offering proceeds are being used to fund strategic initiatives and for general working capital purposes. From January 2002 through June 30, 2003, 4,000,000 shares of common stock were issued pursuant to the offering and offering proceeds of $1,908,312, net of $91,688 in offering expenses, have been received.

        In May 2002, a total of 624,167 shares of series A, B and C preferred stock were converted into 624,167 shares of common stock.

13. Comprehensive Income

        The Company’s total comprehensive income was as follows:

                                                             Six Months Ended June 30,
                                                               2003              2002
                                                              ------            ------

         Net income - as reported                            $ 89,437           $72,602
         Other comprehensive income:
             Foreign currency translation adjustment          247,510              -
                                                              -------            ------

         Comprehensive income                                $336,947           $72,602
                                                              =======            ======

14. Promissory Note

        On January 9, 2003 the Company loaned $50,000 to a supplier pursuant to a secured promissory note. The stated maturity date of the note is December 31, 2003. The note may be prepaid without penalty, bears interest at the annual rate of 5% and is secured by the tangible and intangible property of the supplier. The funds advanced are to be used by the supplier for general working capital purposes in the ordinary course of business. The promissory note, together with accrued interest of $1,190, is included in prepaid expenses and other current assets.

15. Income taxes

        No provision for income taxes has been made in the three or the six months ended June 30, 2003 or 2002 given the Company’s available net operating loss carryforwards.

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

        Segment sales and gross profit for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                     Three Months Ended June 30, 2003
                                     --------------------------------

                                     Wound Closure-                                      Total
                         Wound Care    Fasteners       Skin Care     Other Costs        Company
                         ----------    ---------       ---------     -----------        -------

Net sales              $3,395,393         $723,108      $517,688            -         $ 4,636,189
                        ---------          -------       -------      ----------       ----------

Gross profit            1,187,213          354,441       144,875            -           1,686,529
Total expenses               -               -              -        $(1,605,162)      (1,605,162)
                                                                                        ---------

Net income                                                                            $    81,367
                                                                                       ==========

Net long-lived assets  $1,008,985            -        $1,300,487         $31,420      $ 2,340,892
                        =========                      =========          ======       ==========

                                     Three Months Ended June 30, 2002
                                     --------------------------------

                                     Wound Closure-                                      Total
                         Wound Care    Fasteners       Skin Care     Other Costs        Company
                         ----------    ---------       ---------     -----------        -------

Net sales              $  785,519         $660,642      $656,046            -         $ 2,102,207
                        ---------          -------       -------      ----------       ----------

Gross profit              616,345          324,193       235,508            -           1,176,046
Total expenses              -                -             -         $(1,167,659)      (1,167,659)
                                                                                        ---------

Net income                                                                            $     8,387
                                                                                       ==========

Net long-lived assets  $  156,155             $295    $1,229,690         $54,777      $ 1,440,917
                        =========                      =========          ======       ==========

                                      Six Months Ended June 30, 2003
                                      ------------------------------

                                     Wound Closure-                                      Total
                         Wound Care    Fasteners       Skin Care     Other Costs        Company
                         ----------    ---------       ---------     -----------        -------

Net sales              $6,206,378       $1,568,364    $1,077,686            -         $ 8,852,428
                        ---------          -------       -------      ----------       ----------

Gross profit            2,152,334          748,875       312,330            -           3,213,539
Total expenses               -               -              -        $(3,124,102)      (3,124,102)
                                                                                        ---------

Net income                                                                            $    89,437
                                                                                       ==========

Net long-lived assets  $1,008,985            -        $1,300,487         $31,420      $ 2,340,892
                        =========                      =========          ======       ==========

                                      Six Months Ended June 30, 2002
                                      ------------------------------

                                     Wound Closure-                                      Total
                         Wound Care    Fasteners       Skin Care     Other Costs        Company
                         ----------    ---------       ---------     -----------        -------

Net sales              $1,536,896       $1,431,892    $1,273,876            -         $ 4,242,664
                        ---------          -------       -------      ----------       ----------

Gross profit            1,187,859          717,136       435,588            -           2,340,583
Total expenses              -                -             -         $(2,267,981)      (2,267,981)
                                                                                        ---------

Net income                                                                             $   72,602
                                                                                       ==========

Net long-lived assets     $156,155            $295     $1,229,690        $54,777       $1,440,917
                        =========                      =========          ======       ==========

        Long-lived assets consist of property and equipment, patents and trademarks and goodwill. Wound care long-lived assets consist principally of Dumex Medical Canada Inc. property and equipment in the first six months ended June 30, 2003 and patents and trademarks in the first six months of 2003 and 2002. Wound closure-fastener products are for the most part outsourced, and accordingly, are not appreciably supported internally by long-lived assets. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. and associated property and equipment.

        International sales (excluding Canada) were $444,063 and $328,500 in 2003 and 2002, respectively. Wound closure-fasteners sales represent the majority of international sales.

17. Subsequent Event

        On August 5, 2003, the Company purchased for cash all right, title and interest to Genesis Ointment for $112,000 from Gericare Providers, Inc. Genesis Ointment is a vitamin enriched moisture barrier and skin protectant that both competes with and complements the Company’s existing wound care product line. Sales of Genesis Ointment approximate $150,000 to $200,000 per year.

        The asset purchase agreement further provides that Gericare Providers, Inc. not enter into any business that competes in any way with Genesis Ointment or Derma Sciences’ Dermagran line of wound care products for a period of five years from the date of the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002.

Results of Operations

        Net sales increased $2,533,982, or 120.5%, to $4,636,189 in the second quarter 2003 from $2,102,207 in the second quarter 2002. Gross profit increased $510,483, or 43.4%, to $1,686,529 in the second quarter 2003 from $1,176,046 in the second quarter 2002. Gross profit margins decreased to 36.4% in the second quarter 2003 from 55.9% in the second quarter 2002. Operating expenses increased $474,203, or 44.3%, in the second quarter 2003 to $1,545,895 from $1,071,692 in the second quarter 2002. Interest expense increased $50,324 in the second quarter 2003 to $57,047 from $6,723 in the second quarter 2002. Other expense decreased $87,024 in the second quarter 2003 to $2,220 from $89,244 in the second quarter 2002. Net income of $81,367 and $8,387 was generated in the second quarters of 2003 and 2002, respectively.

        The following table highlights the impact on second quarter 2003 operating results of the August 26, 2002 acquisition by the Company’s subsidiary, Dumex Medical Canada Inc., of substantially all of the assets of Dumex Medical Inc.

                                                                                          Quarter Ended
                                                  Quarter Ended June 30, 2003             June 30, 2002
                                                  ---------------------------             -------------
                                      Consolidated        Dumex              Derma        (Derma Only)
                                      ------------        -----              -----        ------------

Net sales                               $4,636,189      $2,650,985         $1,985,204       $2,102,207
                                         ---------       ---------          ---------        ---------
Gross profit                             1,686,529         636,094          1,050,435        1,176,046
                                         ---------       ---------          ---------        ---------
Operating expenses                       1,545,895         500,117          1,045,778        1,071,692
Interest expense, net                       57,047          42,432             14,615            6,723
Other expenses (income), net                 2,220         (14,479)            16,699           89,244
                                         ---------       ---------          ---------        ---------
Total expenses                           1,605,162         528,070          1,077,092        1,167,659
Income (loss) before income taxes           81,367         108,024            (26,657)           8,387
Provision for taxes                         -               -                  -                -
                                         ---------       ---------          ---------        ---------

Net income (loss)                       $   81,367      $  108,024        $   (26,657)     $     8,387
                                         =========       =========          =========        =========

Derma Business Overview

        Excluding the Dumex acquisition, second quarter 2003 net sales decreased $117,003, or 5.6% to $1,985,204 versus $2,102,207 in the second quarter 2002. Net sales were lower in the wound and skin care lines primarily due to competitive pricing pressure. The wound closure-fasteners line experienced a 9.5% increase in sales due to stronger suture strip and catheter fastener sales.

        Gross profit in the second quarter of 2003 decreased $125,611, or 10.7%, to $1,050,435 versus $1,176,046 in the second quarter 2002. This decrease is attributable to decreases in the skin and wound care lines due to competitive pricing pressures, partially offset by an increase in the wound closure-fasteners line gross profit due to higher sales volume.

        Total expenses in the second quarter 2003 decreased $90,567, or 7.8%, to $1,077,092 from $1,167,659 in the second quarter of 2002. The decrease in expenses is primarily attributable to the 2002 write off of $94,900 of acquisition costs associated with a cancelled acquisition initiative. In the second quarter of 2003, the Derma business generated a $26,657 loss versus net income of $8,387 in the second quarter of 2002.

Dumex Business Overview

        The Dumex business acquired on August 26, 2002, generated second quarter 2003 net sales of $2,650,985. Net sales were slightly higher than plan in local currency and benefited approximately 11% in translation due to a stronger Canadian to U.S. dollar exchange rate. Canadian sales exceeded plan due to the sale of face masks, which are outside the core Dumex business, in response to the Sudden Acute Respiratory Syndrome (SARS) epidemic and the positive impact of renewed and expanded long-term supply contracts, partially offset by lower than anticipated sales of traditional wound care products to hospitals due to the SARS epidemic and lower than expected private label sales.

        Gross profit of $636,094 and a gross profit percentage of 24% met expectations. Gross profit improved as a result of higher gross margins on masks in response to the SARS epidemic, favorable exchange rates on U.S. dollar inventory related purchases, partially offset by lower margins on the renewal of long-term supply contracts.

        Operating expenses of $500,117 were higher than plan due primarily to a stronger than anticipated Canadian versus U.S. dollar, along with higher than anticipated employee benefit costs and sample expense due to increased marketing efforts.

        Dumex returned to profitability in the second quarter of 2003 generating net income of $108,024.

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

        Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                    Quarter Ended June 30,
                                    ----------------------
                                   2003                 2002
                                   ----                 ----

Gross Sales                      $4,860,098          $2,354,183

Trade rebates                      (178,136)           (188,540)
Cash discounts                      (34,817)            (44,686)
Medicaid rebates                    (10,956)            (18,750)
                                    --------            --------

Net Sales                        $4,636,189          $2,102,207
                                  =========           =========

        Gross sales increased $2,505,915, or 106.5%, from the same quarter of the prior year due to inclusion of Dumex sales for the entire second quarter of 2003, along with higher wound closure-fasteners sales, slightly offset by lower skin care and Derma related wound care sales. Gross to net sales adjustments relate primarily to the Derma business and are not significantly impacted by Dumex activity. Trade rebates were lower due to lower Derma skin care sales in the second quarter 2003 versus 2002. Cash discounts decreased on a quarter-to-quarter basis principally due to a reduction in the Derma cash discount rate to general industry terms for several customers, effective January 1, 2003. Medicaid rebates declined as a result of lower Derma related wound care sales.

        The following table presents net sales by product line expressed in dollars and percentage change:

                               Quarter Ended June 30,
                               ----------------------
Product Line                  2003              2002                 Variance
                              ----              ----                 --------

Wound care                 $3,395,393       $  785,519         $2,609,874    332.2%
Wound closure-fasteners       723,108          660,642             62,466      9.5%
Skin care                     517,688          656,046           (138,358)   (21.1)%
                            ---------        ---------          ---------

Total                      $4,636,189       $2,102,207         $2,533,982    120.5%
                            =========        =========          =========

        Net sales increased $2,533,982, or 120.5%, in the second quarter 2003 versus the second quarter 2002. Wound care net sales increased due to the acquisition of Dumex in August 2002. Excluding Dumex net sales, quarter-to-quarter wound care net sales decreased $117,003, or 5.6%, largely due to competitive pricing pressures. Wound closure-fasteners sales increased $62,466, or 9.5%, due principally to an increase in suture strip and catheter fastener sales. Net sales of skin care products were down $138,358, or 21.1%, from the same quarter of the prior year due to increased competition.

Net Sales, Cost of Sales and Gross Profit

        The Company’s net sales, cost of sales, gross profit and gross profit margins for the second quarter of 2003 and 2002 are outlined in the table below:

                               Quarter Ended June 30,
                               ----------------------
                           2003                      2002                    Variance
                   --------------------     --------------------      ---------------------

Net sales          $4,636,189    100.0%     $2,102,207    100.0%      $2,533,982     120.5%
Cost of sales       2,949,660     63.6%        926,161     44.1%       2,023,499     218.5%
                    ---------                ---------                ----------

Gross profit       $1,686,529     36.4%     $1,176,046     55.9%      $  510,483      43.4%
                    =========               ==========                 =========

        Gross profit increased 43.4% in the second quarter of 2003 to $1,686,529 from $1,176,046 in the second quarter of 2002 due to higher sales volume arising from the Dumex acquisition. Excluding Dumex sales, the second quarter 2003 gross profit was lower than the second quarter 2002 gross profit as a result of pricing pressures in the wound and skin care lines.

        The second quarter 2003 and 2002 gross profit percentages were 36.4% and 55.9%, respectively. The decrease in the 2003 second quarter versus the 2002 second quarter gross profit percentage is primarily attributable to the inclusion of lower margin Dumex product sales and a decline in the gross profit margin of the Derma business on a stand-alone basis of 3.0% from 55.9% in 2002 to 52.9% in 2003. The Derma business gross profit margin decline was attributable to pricing pressures in the wound and skin care lines. The Dumex business on a stand-alone basis generated a 24% gross profit which met second quarter 2003 expectations.

Operating Expenses

        Operating expenses increased $474,203, or 44.2%, to $1,545,895 in the second quarter of 2003 from $1,071,692 in the second quarter of 2002. A summary of selling, marketing and general administrative expenses for the second quarter 2003 and 2002 are outlined in the table below.

                                 Quarter Ended June 30,
                                 ----------------------
                                  2003             2002                Variance
                                  ----             ----         --------------------

Selling                      $  459,875     $   314,426         $145,449      46.3%
Marketing                        58,851         157,351          (98,500)    (62.6%)
General administrative        1,027,169         599,915          427,254      71.2%
                              ---------       ---------          -------

         Total               $1,545,895      $1,071,692         $474,203      44.2%
                              =========       =========          =======

        Selling expenses increased from the same quarter of the prior year due principally to incremental Dumex selling expenses of $117,058 and an increase in Derma selling expenses of $28,391. The increase in Derma selling expenses is attributable to an upgrade and expansion of the sales organization. Marketing expenses, which relate primarily to the Derma business, decreased due to lower outside consulting expenses and promotional activities. General administrative expenses increased from the same quarter of the prior year as a result of incremental Dumex expenses, along with the Derma business incurring higher compensation, travel, insurance, public relations and accounting expense, partially offset by lower bad debt, regulatory and depreciation expenses.

        Excluding Dumex related operating expenses of $500,117, operating expenses decreased $25,914, or 2.4%, to $1,045,778 versus $1,071,692 on a quarter-to-quarter basis.

Interest Expense, net

        Interest expense, net increased $50,324 to $57,047 in the second quarter 2003 from $6,723 in the second quarter 2002. Interest expense, net in the second quarter of 2003 is principally comprised of U.S. line of credit costs of $10,500 and Dumex interest expense related to its line of credit and long-term indebtedness of $42,500, while the second quarter of 2002 primarily relates to amortization of deferred financing costs associated with the U.S. line of credit of $4,750.

Other Expense, net

        Other expense, net decreased $87,024 to $2,220 in the second quarter of 2003 from $89,244 in the second quarter of 2002. Other expense, net in the second quarter of 2003 is primarily comprised of the write-off of a cancelled acquisition initiative of $22,500, temporary storage and demurrage of containers of $21,900, exchange losses of $12,300, and one-time ISO consulting expenses of $9,700, partially offset by the sale and/or conversion of previously reserved, discontinued and slow moving inventory of $54,400. Other expense in the second quarter of 2002 is principally related to the write-off of deferred costs related to a cancelled acquisition initiative of $94,900.

Provision for Income Taxes

        Given available net operating loss carryforwards, no provision for income taxes has been made in the second quarter 2003 and 2002.

Net Income

        The Company generated net income of $81,367, or $0.02 per share (basic) and $0.01 per share (diluted), in the second quarter 2003 compared to net income of $8,387, or $0.00 per share (basic) and $0.00 per share (diluted), in the second quarter 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002.

Results of Operations

        Net sales increased $4,609,764, or 108.7%, to $8,852,428 in the six months ended June 2003 from $4,242,664 in the six months ended June 2002. Gross profit increased $872,956, or 37.3%, to $3,213,539 from $2,340,583. Gross profit margins decreased to 36.3% from 55.2%. Operating expenses increased $943,779, or 45.9%, from $2,057,213 to $3,000,992. Interest expense, net increased $39,388 to $170,486 from $131,098. Other income, net increased $127,046 to $47,376 income from $79,670 expense. Net income of $89,437 and $72,602 was generated in the six months ended June 2003 and 2002, respectively.

        The following table highlights the impact on the first six months of 2003 operating results of the August 26, 2002 acquisition by the Company’s subsidiary, Dumex Medical Canada Inc., of substantially all of the assets of Dumex Medical Inc.

                                                                               Six Months Ended
                                         Six Months Ended June 30, 2003          June 30, 2002
                                         ------------------------------        ---------------
                               Consolidated         Dumex           Derma        (Derma Only)
                               ------------         -----           -----        ------------

Net sales                        $8,852,428       $4,730,697      $4,121,731      $4,242,664
                                  ---------        ---------       ---------       ---------
Gross profit                      3,213,539        1,068,744       2,144,795       2,340,583
                                  ---------        ---------       ---------       ---------
Operating expenses                3,000,992          954,381       2,046,611       2,057,213
Interest expense, net               170,486           75,220          95,266         131,098
Other (income) expense, net         (47,376)         (25,049)        (22,327)         79,670
                                  ---------        ---------       ---------       ---------
Total expenses                    3,124,102        1,004,552       2,119,550       2,267,981
Income before income taxes           89,437           64,192          25,245          72,602
Provision for taxes                  -                -               -               -
                                  ---------        ---------       ---------       ---------

Net income                       $   89,437       $   64,192      $   25,245      $   72,602
                                  =========        =========       =========       =========

Derma Business Overview

        Excluding the Dumex acquisition, the first six months of 2003 net sales decreased $120,933, or 2.9%, to $4,121,731 versus $4,242,664 in the first six months of 2002. The Derma business net sales were lower in both the wound and skin care lines primarily due to competitive pricing pressure. The wound closure-fasteners line experienced a 9.5% increase in sales due to stronger catheter fasteners sales.

        The Derma business gross profit in the first six months of 2003 decreased $195,788, or 8.4%, to $2,144,795 in the first six months of 2003 from $2,340,583 in the first six months of 2002. The decrease is attributable to lower profitability in the wound and skin care lines due to competitive pricing pressure, partially offset by a gross profit increase in the wound closure fasteners line resulting from higher sales of catheter fasteners.

        The Derma business total expenses in the first six months of 2003 decreased $148,431, or 6.5%, to $2,119,550 from $2,267,981 in the first six months of 2002. The first six months of 2003 were favorably impacted by the settlement of an Internal Revenue Service claim of $88,000, lower acquisition related costs of $72,400, lower non-cash interest changes of $120,200 associated with the conversion of the Company’s Series C and D bonds and accrued interest outstanding in January 2002, partially offset by interest costs, one-time early termination fee and write-off of deferred financing costs associated with the previous U.S. line of credit of $136,000. Net income in the first six months of 2003 decreased $47,357 to $25,245 from $72,602 in the first six months of 2002.

Dumex Business Overview

        The Dumex business for the first six months of 2003 generated net sales of $4,730,697. Net sales were lower than plan in local currency, but benefited approximately 8% in translation due to a stronger Canadian to U.S. dollar exchange rate. Canadian sales were benefited by the sale of face masks, which are outside the core Dumex business, in response to the SARS epidemic and the positive impact of the renewal, and in some cases expansion, of long-term supply agreements, partially offset by lower than anticipated sales of traditional wound care products to hospitals due to the SARS epidemic and lower than expected private label sales.

        For the first six months of 2003, Dumex generated a gross profit of $1,068,744 and a gross profit percentage of 24%. Gross profit benefited from the sale of higher margin face masks, favorable exchange rates on U.S. dollar inventory related purchases, partially offset by lower gross margins on new or expanded long-term supply contracts.

        Operating expenses of $954,381 exceeded plan principally due to the strengthening of the Canadian dollar versus the U.S. dollar, along with higher than plan costs for utilities, employee benefits and samples.

        Net income for the first six months of 2003 was $64,192.

Sales Overview

        Gross sales are adjusted for trade rebates, cash discounts and Medicaid rebates to derive net sales. Gross to net sales adjustments comprise the following:

                                   Six Months Ended June 30,
                                   -------------------------
                                   2003                 2002
                                   ----                 ----

Gross Sales                      $9,314,330          $4,681,050

Trade rebates                      (368,217)           (312,912)
Cash discounts                      (69,422)            (88,099)
Medicaid rebates                    (24,263)            (37,375)
                                     ------              ------

Net Sales                        $8,852,428          $4,242,664
                                  =========           =========

        Gross sales increased $4,633,280, or 99.0%, period to period principally reflecting the inclusion of Dumex sales for the six months of 2003, along with higher wound closure-fasteners sales, slightly offset by lower skin care and Derma related wound care sales. Gross to net sales adjustments relate primarily to the Derma business and are not significantly impacted by Dumex activity. Trade rebates were higher due to more aggressive pricing and a higher percentage of contract price related business. Cash discounts decreased on a period to period basis principally due to a reduction in the Derma cash discount rate to general industry terms for several customers, effective January 1, 2003. The Medicaid rebates decrease is attributable to lower Derma related wound care sales.

        The following table presents net sales by product line expressed in dollars and percentage change:

                              Six Months Ended June 30,
                              ----------------------
                               2003           2002              Variance
                               ----           ----              --------
Product Line

Wound care                  $6,206,378    $1,536,896      $4,669,482     303.8%
Wound closure-fasteners      1,568,364     1,431,892         136,472       9.5%
Skin care                    1,077,686     1,273,876        (196,190)    (15.4%)
                             ---------     ---------        ---------

Total                       $8,852,428    $4,242,664      $4,609,764     108.7%
                            ==========    ==========      ==========

        Net sales increased $4,609,764, or 108.7%, in the six months ended June 30, 2003 versus 2002. Wound care sales increased due to the acquisition of Dumex in August 2002. Excluding Dumex net sales, period to period wound care sales decreased $61,215, or 4.0%, largely due to competitive pricing pressures. Wound closure-fasteners sales increased $136,472, or 9.5%, due principally to an increase in sales of catheter fasteners. Net sales of skin care products decreased $196,190, or 15.4%, due to lower sales volumes associated with a competitive market place.

Net Sales, Cost of Sales and Gross Profit

        The Company’s net sales, cost of sales, gross profit and gross profit margins for the six months ended 2003 and 2002 are outlined in the table below:

                                    Six Months Ended June 30,
                                    -------------------------
                                 2003                     2002                  Variance
                                 ----                     ----                  --------

Net sales              $8,852,428    100.0%     $4,242,664    100.0%      $4,609,764     108.7%
Cost of sales           5,638,889     63.7%      1,902,081     44.8%       3,736,808     196.5%
                        ---------                ---------                 ---------

Gross profit           $3,213,539     36.3%     $2,340,583     55.2%      $  872,956      37.3%
                       ==========               ==========                ==========

        Gross profit increased 37.3% in the first six months of 2003 to $3,213,539 from $2,340,583 in the first six months of 2002 due to higher sales volume arising from the Dumex acquisition. Excluding Dumex sales, the first six months of 2003 gross profit was lower than the first six months of 2002 gross profit as a result of competitive pricing pressure in the wound and skin care businesses.

        The first six months of 2003 and 2002 gross profit percentages were 36.3% and 55.2%, respectively. The decrease in the 2003 six month gross profit percentage is primarily attributable to the inclusion of lower margin Dumex product sales and a decline in the gross profit margin of the Derma business on a stand-alone basis of 3.3% from 55.2% in 2002 to 51.9% in 2003. The Derma business gross profit decline was attributable to pricing pressure in the wound and skin care lines. The Dumex business on a stand-alone basis generated a 22.6% gross profit in line with expectations.

Operating Expenses

        A summary of selling, marketing and general administrative expenses for the first six months of 2003 and 2002 are outlined in the table below:

                               Six Months Ended June 30,
                               -------------------------
                                 2003           2002                 Variance
                                 ----           ----                 --------

Selling                     $  862,965      $  663,129         $199,836      30.1%
Marketing                      105,583         221,925         (116,342)    (52.4%)
General administrative       2,032,444       1,172,159          860,285      73.4%
                             ---------       ---------          -------

         Total              $3,000,992      $2,057,213         $943,779      45.9%
                            ==========      ==========         ========

        Selling expenses increased from the same six months of the prior year due principally to incremental Dumex selling expenses of $209,305, partially offset by a modest decline in Derma business selling expenses of $9,469. Marketing expenses, which relate primarily to the Derma business, decreased primarily due to lower promotional and outside consulting expense. General administrative expenses increased as a result of incremental Dumex expenses, along with the Derma business incurring higher compensation, accounting, insurance, travel, consulting and public relations expenses, partially offset by lower regulatory, bad debt and depreciation expense.

        Excluding Dumex related operating expenses of $954,381, operating expenses decreased $10,602, or 0.5%, to $2,046,611 versus $2,057,213 for the first six months of 2003 versus 2002.

Interest Expense, net

        Interest expense, net increased $39,388 to $170,486 in the first six months of 2003 from $131,098 in the first six months of 2002. Interest expense, net in the first six months of 2003 is principally comprised of Dumex interest expense of $75,200 related to its line of credit and long-term indebtedness, the February 28, 2003 termination of the Company’s previous U.S. line of credit facility resulting in the write-off of $66,342 of deferred financing costs, $19,700 interest incurred on the U.S. line of credit prior to termination, non-cash interest charges of $15,000 and $10,480 related to financing costs associated with the new U.S. line of credit, partially offset by interest income of $16,050. Prior year interest expense, net of $131,098, related principally to non-cash interest charges of $137,700 associated with the conversion of the Company’s Series C and D bonds and accrued interest outstanding in January 2002.

Other Income, net

        Other income, net increased $127,046 to $47,376 income in the first six months of 2003 from $79,670 expense in 2002. Other income in 2003 is principally comprised of $88,000 resulting from the favorable settlement of an Internal Revenue Service claim, sale and/or conversion of previously reserved, discontinued and slow-moving inventory of $87,100, partially offset by the payment of a $50,000 fee associated with the early termination of the Company’s previous U.S. line of credit, exchange losses of $23,200, storage and demurrage for containers of $25,000 and one-time ISO consulting and audit expenses of $18,100. Other expense, net in the first six months of 2002 relates to cancelled initiative costs of $94,900.

Provision for Income Taxes

        No provision for income taxes has been provided in the first six months of 2003 and 2002 given available net operating loss carry forwards.

Net Income

        The Company generated net income of $89,437, or $0.02 per share (basic) and $0.01 per share (diluted), in the first six months of 2003 compared to net income of $72,602, or $0.02 per share (basic) or $0.01 per share (diluted), in 2002.

Liquidity and Capital Resources

        Sales in the first six months of 2003 increased significantly over the prior year due to the inclusion of Dumex sales in 2003. Excluding Dumex, sales were down approximately 3%. Dumex sales in Canada are growing modestly in line with expectations on a local currency basis and have benefited from a stronger Canadian dollar. Dumex sales in the United States are growing in response to focused sales and marketing efforts. Dumex’s private label business is off versus historical levels due to the loss of several customers. Derma sales are softer than expected and down slightly versus the prior year due principally to lower wound and skin care sales associated with a competitive marketplace. Gross profit is higher in 2003 versus 2002 due to inclusion of the Dumex sales. Overall gross profit margin percentages are lower in 2003 versus 2002 reflecting inclusion of the lower margin Dumex business in 2003. On a stand-alone basis, Dumex gross margins have remained relatively stable as the unfavorable impact of price erosion has been offset by lower product costs and favorable exchange. Derma’s gross margin percentage in 2003 versus 2002 is lower due to pricing pressures in the wound and skin care lines. Operating expenses continue to be closely monitored and are in line with expected revenues. Net income improved in the second quarter over the first, bolstered by the improving performance of the Dumex Canadian operations.

        At June 30, 2003, and December 31, 2002, the Company had cash and cash equivalents of $1,478,487 and $1,496,357, respectively. The slight decrease in cash is attributable to cash used in operating activities of $343,085, cash used for the purchase of equipment of $55,823 and cash provided by financing activities of $381,568. Cash used in operating activities was driven by increases in accounts receivable and inventory in support of existing and anticipated sales growth, prepayment of normal operating expenses, a $50,000 advance in the form of a promissory note to a supplier and the pay down of accrued liabilities. Cash provided by financing activities relates to net proceeds of $1,154,992 from the sale of common stock and an increase in the draw down of Dumex’s line of credit of $361,652, offset by repayment of Derma’s previous U.S. line of credit of $1,000,000 in February 2003 and scheduled debt repayments. Working capital increased $1,530,119 to $4,885,120 at June 30, 2003 from $3,355,001 at December 31, 2002.

        In connection with the Dumex acquisition, the Company entered into a sixteen month $1,855,000 revolving credit facility expiring December 31, 2003 to fund day-to-day operations. Maximum potential advances under the agreement at June 30, 2003 were $1,740,000. Advances outstanding against the credit facility were $1,516,999 at June 30, 2003, leaving an additional $223,001 available for borrowing.

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

        Among the potential sources of capital the Company expects to utilize to finance its growth plans in 2003 are anticipated improved profitability and prudent utilization of available lines of credit.

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

Goodwill Impairment

        At June 30, 2003, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the skin care segment with recognized goodwill, the Company makes estimates and judgments about the future cash flows of this segment. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. Changes in these estimates would cause the skin care segment to be valued differently in the future.

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

Part II — Other Information

Item 1. Legal Proceedings

      None

Item 6. Exhibits and Reports on Form 8-K

    (a)        Exhibits. All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on March 31, 2003, are incorporated herein by reference.

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)        Reports on Form 8-K. Forms 8-K were filed on April 4, 2003 relative to the Registrant’s, financial results for the fourth quarter and year ended December 31, 2002, on May 2, 2003 relative to the Registrant’s initiation of a $2,000,000 revolving credit facility and on June 12, 2003 relative to completion of the Registrant’s private placement of 4,000,000 shares of its common stock.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: August 13, 2003	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer