Form 10QSB
period 2003-09-30
DERMA SCIENCES INC
filed 2003-11-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2003
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: September 30, 2003	Class: Common Stock, par value $.01 per share
Shares Outstanding: 7,462,695

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	23

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

Part I - Financial Information

Item 1. FINANCIAL STATEMENTS

DERMA SCIENCES, INC.

Consolidated Balance Sheets

====================================================================================================
                                                                     September 30,      December 31,
                                                                          2003              2002
                                                                      (Unaudited)
ASSETS
----------------------------------------------------------------------------------------------------

Current Assets
Cash and cash equivalents                                            $  1,114,880      $  1,496,357
Accounts receivable, net                                                2,184,374         1,975,993
Inventories                                                             3,769,448         2,875,755
Prepaid expenses and other current assets                                 337,162           281,066
----------------------------------------------------------------------------------------------------
Total current assets                                                    7,405,864         6,629,171
Property and equipment, net                                             1,099,201           987,891
Goodwill                                                                1,110,967         1,110,967
Patents and trademarks, net                                               127,784           140,378
Other assets, net                                                         186,574           220,177
----------------------------------------------------------------------------------------------------
Total Assets                                                         $  9,930,390      $  9,088,584
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Current Liabilities
Line of credit                                                       $  1,162,136      $  1,962,627
Current maturities of long-term debt                                      172,635           173,493
Accounts payable                                                        1,133,080           692,259
Accrued expenses and other current liabilities                            266,758           445,791
----------------------------------------------------------------------------------------------------
Total current liabilities                                               2,734,609         3,274,170
----------------------------------------------------------------------------------------------------
Long-term debt                                                            858,582           845,455
----------------------------------------------------------------------------------------------------
Total Liabilities                                                       3,593,191         4,119,625
----------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
issued and outstanding: 7,462,695 shares at September 30, 2003 and
4,631,276 shares at December 31, 2002                                      74,627            46,313
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,284,574 shares at September 30,
2003 (liquidation preference of $4,235,233) and 2,526,242 shares at
December 31, 2002 (liquidation preference of $4,460,237)                   22,846            25,262
Additional paid-in capital                                             16,691,598        15,588,698
Accumulated other comprehensive income (loss)                             224,006           (21,736)
Accumulated deficit                                                   (10,675,878)      (10,669,578)
----------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                              6,337,199         4,968,959
----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                           $  9,930,390      $  9,088,584
====================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

=================================================================================================
                                                                           Three months ended
                                                                               September 30,
                                                                           2003            2002
-------------------------------------------------------------------------------------------------
Net sales                                                              $4,212,619      $3,159,598

Cost of sales                                                           2,812,161       1,745,272

-------------------------------------------------------------------------------------------------
Gross Profit                                                            1,400,458       1,414,326
-------------------------------------------------------------------------------------------------
Operating expenses                                                      1,469,362       1,168,931
Interest expense, net                                                      44,750          35,488
Other (income)/expense, net                                               (17,917)         22,459
-------------------------------------------------------------------------------------------------
Total Expenses                                                          1,496,195       1,226,878
-------------------------------------------------------------------------------------------------
(Loss) income before provision for income taxes                           (95,737)        187,448
Provision for income taxes                                                   -               -
-------------------------------------------------------------------------------------------------
Net (Loss) Income                                                      $  (95,737)     $  187,448
-------------------------------------------------------------------------------------------------
(Loss) income per common share - basic                                 $    (0.01)     $     0.04
-------------------------------------------------------------------------------------------------
(Loss) income per common share - diluted                               $    (0.01)     $     0.03
-------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - basic         7,338,682       4,331,276
-------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - diluted       7,338,682       7,043,889
=================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Operations (Unaudited)

==================================================================================================
                                                                           Nine months ended
                                                                             September 30,
                                                                       2003                2002
--------------------------------------------------------------------------------------------------
Net sales                                                             $13,065,047       $7,402,262

Cost of sales                                                           8,451,050        3,647,353
--------------------------------------------------------------------------------------------------
Gross Profit                                                            4,613,997        3,754,909
--------------------------------------------------------------------------------------------------
Operating expenses                                                      4,470,354        3,226,144
Interest expense, net                                                     215,236          166,585
Other (income)/expense, net                                               (65,293)         102,130
--------------------------------------------------------------------------------------------------
Total Expenses                                                          4,620,297        3,494,859
--------------------------------------------------------------------------------------------------
(Loss) income before provision for income taxes                            (6,300)         260,050
Provision for income taxes                                                   -                -
--------------------------------------------------------------------------------------------------
Net (Loss) Income                                                     $    (6,300)      $  260,050
--------------------------------------------------------------------------------------------------
(Loss) income per common share - basic                                $      0.00       $     0.07
--------------------------------------------------------------------------------------------------
(Loss) income per common share - diluted                              $      0.00       $     0.04
--------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - basic         5,656,822        3,736,405
--------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - diluted       5,656,822        6,890,805
==================================================================================================

See accompanying notes.

DERMA SCIENCES, INC.

Consolidated Statement of Cash Flows (Unaudited)

======================================================================================================
                                                                                Nine months ended
                                                                                    September 30,
                                                                              2003            2002
------------------------------------------------------------------------------------------------------
Operating Activities
    Net (loss) income                                                     $   (6,300)     $   260,050
    Adjustments to reconcile net (loss) income to
      net cash (used in) provided by operating activities:
       Depreciation                                                          115,532           58,720
       Amortization                                                          116,979           48,981
       Amortization of deferred financing costs                               15,000          120,200
       Provision for doubtful accounts and trade rebates                       6,871           12,525
       Provision for inventory obsolescence                                   16,072           37,297
       Loss on disposal of property and equipment                              2,132             -
       Changes in operating assets and liabilities:
           Accounts receivable                                               (21,815)        (165,962)
           Inventories                                                      (576,674)         267,537
           Prepaid expenses and other current assets                         (32,916)        (137,487)
           Other assets                                                       10,138           (9,760)
           Accounts payable                                                  408,370           53,377
           Accrued expenses and other current liabilities                   (212,291)          30,002
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                         (158,902)         575,480
------------------------------------------------------------------------------------------------------
Investing Activities
    Purchase of inventory and product rights                                (114,691)            -
    Purchases of property and equipment                                      (98,885)         (69,498)
    Acquisition of business assets, net of cash acquired                        -          (1,016,537)
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (213,576)      (1,086,035)
------------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                       (964,930)         725,794
    Deferred financing costs                                                 (29,423)         (85,297)
    Long-term debt repayments                                               (150,734)          (8,415)
    Proceeds from issuance of stock, net of issuance costs                 1,128,798          618,986
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                          (16,289)       1,251,068
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                        7,290             (122)
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                        (381,477)         740,391

Cash and cash equivalents
  Beginning of period                                                      1,496,357          524,783
------------------------------------------------------------------------------------------------------
  End of period                                                           $1,114,880      $ 1,265,174
------------------------------------------------------------------------------------------------------

Supplemental cash flow information
  Conversion of bonds payable and accrued interest to preferred stock     $     -            $595,200
  Common stock and warrants issued for debt conversion/extension          $     -            $120,200
  Bond conversion reset provision charge to paid-in capital               $     -             $45,000
  Stock options granted in connection with acquisition                    $     -            $115,000
======================================================================================================

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

        Foreign Currency Translation — Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss).

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

        Property and Equipment — Property and equipment are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are depreciated over the lesser of their useful lives or the remaining lease term.

        Patents and Trademarks – Patents and trademarks are stated on the basis of cost and are amortized over 12 to 17 years on a straight-line basis.

        Goodwill — On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is deemed to have an indefinite life and is no longer amortized but is subject to an annual impairment test.

        Stock Based Compensation — The Company grants stock options to employees with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly recognizes no compensation expense for the stock option grants.

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

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                                    -------------                 -------------
                                                 2003          2002            2003          2002
                                                ------        ------          ------        ------

Net (loss) income - as reported              $ (95,737)     $187,448       $  (6,300)     $260,050
Pro forma compensation expense                (185,879)      (50,015)       (587,461)      (99,552)
                                              --------       -------        --------       -------

Pro forma net (loss) income                  $(281,616)     $137,433       $(593,761)     $160,498
                                              ========       =======        ========       =======

(Loss) income per common share - basic
    As reported                                $(0.01)        $0.04           $0.00         $0.07
    Pro forma                                  $(0.04)        $0.03          $(0.10)        $0.04

(Loss) income per common share - diluted
    As reported                                $(0.01)        $0.03           $0.00         $0.04
    Pro forma                                  $(0.04)        $0.02          $(0.10)        $0.02

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

        Advertising and Promotion Costs — Advertising and promotion costs are expensed in the period incurred.

        Net (Loss) Income Per Share – Net (loss) income per common share – basic is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Net (loss) income per common share – diluted reflects the potential dilution of earnings by including other common stock equivalents, including stock options, warrants and convertible preferred stock in the weighted average number of common shares outstanding for a period, if dilutive.

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

3. Accounts Receivable

        Accounts receivable include the following:

                                                   September 30,   December 31,
                                                        2003            2002
                                                        ----            ----

        Trade accounts receivable                  $2,296,691      $1,943,674
        Less:  Allowance for doubtful accounts        (27,871)        (40,000)
               Allowance for trade rebates           (115,000)        (96,000)
                                                    ---------       ---------
           Net trade receivables                    2,153,820       1,807,674
        Other receivables                              30,554         168,319
                                                    ---------       ---------

           Total receivables                       $2,184,374      $1,975,993
                                                    =========       =========

4. Inventories

        Inventories include the following:

                                                   September 30,   December 31,
                                                        2003            2002
                                                        ----            ----

        Finished goods                             $2,706,928       $2,111,546
        Work in process                               132,852           91,788
        Packaging materials                           350,426          287,903
        Raw materials                                 579,242          384,518
                                                    ---------       ---------

             Total inventory                       $3,769,448       $2,875,755
                                                    =========       =========

5. Property and Equipment

        Property and equipment include the following:

                                                   September 30,   December 31,
                                                        2003            2002
                                                        ----            ----

        Machinery and equipment                    $1,256,854      $1,043,383
        Furniture and fixtures                        181,267         165,858
        Leasehold improvements                         47,581          40,714
                                                    ---------       ---------
             Gross property and equipment           1,485,702       1,249,955

        Less:  Accumulated depreciation              (386,501)       (262,064)
                                                    ---------       ---------

             Net property and equipment            $1,099,201      $  987,891
                                                    =========       =========

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

7. Patents and Trademarks

        Patents and trademarks include the following:

                                                   September 30,   December 31,
                                                        2003            2002
                                                        ----            ----

        Patents and trademarks                      $ 444,067       $ 444,067
        Less:   Accumulated amortization             (316,283)       (303,689)
                                                     --------        --------

             Net patents and trademarks             $ 127,784       $ 140,378
                                                     ========        ========

8. Other Assets

        Other assets include the following:

                                                   September 30,   December 31,
                                                        2003            2002
                                                        ----            ----

        Deferred financing costs, net                $ 79,422        $162,314
        Deposits                                       67,827          57,863
        Intangible assets-product rights, net          38,313            -
        Other                                           1,012            -
                                                      -------         -------

             Total other assets                      $186,574        $220,177
                                                      =======         =======

9. Short Term Borrowings

        Short term borrowings include the following:

                                                   September 30,   December 31,
                                                        2003            2002
                                                        ----            ----

        Canadian line of credit                    $1,162,136      $  962,627
        U.S. line of credit                               -         1,000,000
                                                    ---------       ---------

             Total short term borrowings           $1,162,136      $1,962,627
                                                    =========       =========

      Canadian Line of Credit

        Effective August 26, 2002, in connection with the acquisition of Dumex Medical Inc., the Company entered into a sixteen month revolving credit facility agreement (the “Dumex Agreement”) for a maximum principal amount of $1,630,000 with a Canadian bank. The Company’s wholly owned Canadian subsidiary, Dumex Medical Canada Inc., may request advances under the Dumex Agreement up to the value of seventy-five percent (75%) of its eligible receivables (as defined) and fifty percent (50%) of its eligible inventory (as defined) up to a maximum of $704,000. Interest on outstanding advances is payable monthly at the Canadian prime rate (as defined) plus 1.0%, or 5.5% for advances outstanding at September 30, 2003. Outstanding advances are secured by all tangible and intangible assets of Dumex Medical Canada Inc. In addition, the Canadian bank has a second lien security interest in the assets of the Company’s U.S. operations. The Company has also guaranteed payment of amounts due under the Dumex Agreement.

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

      U.S. Line of Credit

        In March, 2003 the Company entered into a new one year line of credit agreement (subject to annual renewal) with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,000,000. No funds have been drawn against the line to date. Estimated maximum potential advances under the Agreement at September 30, 2003 were $1,680,000, less any outstanding standby letters of credit. Advances will be utilized to fund strategic initiatives and for general working capital purposes. The Company terminated its prior U.S. line of credit on February 28, 2003 by repaying the $1,000,000 outstanding indebtedness and paying a $50,000 early termination fee. In addition, the Company charged $66,342 to interest expense for deferred financing costs associated with the prior U.S. line of credit.

        The Company may request advances under the Agreement up to the value of 80% of eligible U.S. receivables (as defined) and 50% of eligible U.S. inventory (as defined), excluding work-in-process inventory. Interest on outstanding advances is payable monthly in arrears at the one month LIBOR rate (as published in “The Wall Street Journal”), plus 3.0%, or 4.1% on September 30, 2003. In addition, the Company will pay an annual line fee of $20,000. This line fee and any one-time lender or legal costs associated with securing the line of credit will be deferred and amortized to interest expense over the line term of one year.

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

        In connection with the conversion, the Company recognized an imputed non-cash interest charge of $165,200. A charge of $45,000 was taken to account for the value of the reset concession granted to the bondholders. This charge was amortized over the eighteen-month term of the reset concession. A charge of $120,200 was recorded to account for the conversion terms associated with the accrued interest.

11. Long-Term Debt

        Long-term debt includes the following:

                                                   September 30,   December 31,
                                                        2003            2002
                                                        ----            ----

        Canadian term loan                         $1,027,483      $   987,576
        Capital lease obligations                       3,734           31,372
                                                    ---------       ---------

             Total debt                             1,031,217        1,018,948
        Less:  current maturities                     172,635          173,493
                                                    ---------       ---------

             Long-term debt                        $  858,582      $   845,455
                                                    =========       ==========

        Effective August 26, 2002, in connection with the acquisition of substantially all the assets of Dumex Medical Inc., the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest commencing October 1, 2002. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 5.75% at September 30, 2003. The term loan is secured by all tangible and intangible assets of Dumex Medical Canada Inc. and is subject to the same financial covenants applicable to the operating line of credit (Note 9).

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

        There are 444,170 shares of series B convertible preferred stock outstanding. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

      Stock Purchase Warrants

        At September 30, 2003, the Company had warrants outstanding to purchase the Company’s common stock as outlined below:

          Series       Number of Warrants      Exercise Price    Expiration Date
          ------       ------------------      --------------    ---------------

             E               1,870,007               $0.85       July 18, 2005
             F               1,309,441               $0.57       January 6, 2007

        The Company’s 666,673 series B warrants with an exercise price of $6.75 per share expired on June 15, 2002. In connection with the conversion of the Company series C and D convertible bonds on January 7, 2002 as described in Note 10, 1,309,441 series F warrants were issued.

      Other Equity Transactions

        In June 2003, the Company closed a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share initiated in January 2002. Offering proceeds are being used to fund strategic initiatives and for general working capital purposes. From January 2002 through September 30, 2003, 4,000,000 shares of common stock were issued pursuant to the offering and offering proceeds of $1,882,118, net of $117,882 in offering expenses, have been received.

        In July 2003, a total of 241,668 shares of Series B, C and D preferred stock were converted into 241,668 shares of common stock. In addition, in July 2003 there was a cashless exercise of 330,002 Series E warrants into 189,751 shares of common stock.

        In May 2002, a total of 624,167 shares of series A, B and C preferred stock were converted into 624,167 shares of common stock.

13. Comprehensive Income

        The Company’s total comprehensive income was as follows:

                                                               Nine Months Ended
                                                                 September 30,
                                                             2003            2002
                                                            ------          ------

         Net (loss) income - as reported                  $ (6,300)       $260,050
         Other comprehensive income (loss):
             Foreign currency translation adjustment       245,742         (32,349)
                                                           -------          ------

         Comprehensive income                             $239,442        $227,701
                                                           =======         =======

14. Promissory Note

        On January 9, 2003 the Company loaned $50,000 to a supplier pursuant to a secured promissory note. The stated maturity date of the note is December 31, 2003. The note may be prepaid without penalty, bears interest at the annual rate of 5% and is secured by the tangible and intangible property of the supplier. The funds advanced are to be used by the supplier for general working capital purposes in the ordinary course of business. The promissory note, together with accrued interest of $1,838, is included in prepaid expenses and other current assets.

15. Income taxes

        No provision for income taxes has been provided for in the three or the nine months ended September 30, 2003 or 2002 given the Company’s available net operating loss carryforwards.

        At December 31, 2002, the Company had net operating loss carryforwards of approximately $6,855,000 for federal income tax purposes that begin to expire in years 2012 through 2020. For state income tax purposes, the Company has net operating loss carryforwards of approximately $6,855,000 that expire in years 2004 through 2010. As of December 31, 2002, the Company has foreign net operating loss carryforwards of approximately $182,000 which begin to expire in 2009.

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

        Segment sales and gross profit for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                     Three Months Ended September 30, 2003
                                     -------------------------------------

                                           Wound Closure-                                       Total
                            Wound Care       Fasteners         Skin Care     Other Costs       Company
                            ----------       ---------         ---------     -----------       -------

Net sales                 $3,059,851           $651,924        $500,844            -         $ 4,212,619
                           ---------            -------         -------         -------       ----------

Gross profit                 941,038            326,826         132,594            -           1,400,458
Total expenses                  -                 -                -        $(1,496,195)      (1,496,195)
                                                                                              ----------
Net loss                                                                                     $   (95,737)
                                                                                              ==========
Net long-lived assets     $1,017,710              -          $1,327,829         $30,726      $ 2,376,265
                           =========            =======       =========          ======       ==========

                                     Three Months Ended September 30, 2002
                                     -------------------------------------

                                           Wound Closure-                                       Total
                            Wound Care       Fasteners         Skin Care     Other Costs       Company
                            ----------       ---------         ---------     -----------       -------

Net sales                 $1,586,916          $908,480          $664,202            -         $3,159,598
                           ---------           -------           -------         -------       ---------

Gross profit                 746,361           444,527           223,438            -          1,414,326
Total expenses                 -                 -                 -         $(1,226,878)     (1,226,878)
                                                                                               ---------
Net income                                                                                    $  187,448
                                                                                               =========
Net long-lived assets     $1,000,392              $132        $1,245,861          $46,320     $2,292,705
                           =========               ===         =========           ======      =========

                                      Nine Months Ended September 30, 2003
                                     -------------------------------------

                                           Wound Closure-                                       Total
                            Wound Care       Fasteners         Skin Care     Other Costs       Company
                            ----------       ---------         ---------     -----------       -------

Net sales                 $9,266,229        $2,220,288        $1,578,530            -        $13,065,047
                           ---------         ---------         ---------         -------      ----------

Gross profit               3,093,372         1,075,701           444,924            -          4,613,997
Total expenses                  -                -                  -        $(4,620,297)     (4,620,297)
                                                                                               ---------
Net loss                                                                                     $    (6,300)
                                                                                              ==========
Net long-lived assets     $1,017,710             -            $1,327,829         $30,726     $ 2,376,265
                           =========             =====         =========          ======      ==========

                                      Nine Months Ended September 30, 2002
                                     -------------------------------------

                                           Wound Closure-                                       Total
                            Wound Care       Fasteners         Skin Care     Other Costs       Company
                            ----------       ---------         ---------     -----------       -------

Net sales                 $3,123,812        $2,340,372        $1,938,078            -         $7,402,262
                           ---------         ---------         ---------         -------       ---------

Gross profit               1,934,220         1,161,663           659,026            -          3,754,909
Total expenses                 -                 -                 -          $(3,494,859)    (3,494,859)
                                                                                               ---------
Net income                                                                                    $  260,050
                                                                                               =========
Net long-lived assets      $1,000,392             $132         $1,245,861        $46,320      $2,292,705
                            =========              ===          =========         ======       =========

        Long-lived assets consist of property and equipment, patents and trademarks and goodwill. Wound care long-lived assets consist principally of Dumex Medical Canada Inc. property and equipment in the three and nine months ended September 30, 2003 and 2002. Wound closure-fastener products are for the most part outsourced, and accordingly, are not appreciably supported internally by long-lived assets. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. and associated property and equipment.

        International sales (excluding Canada) were $582,087 and $482,619 in 2003 and 2002, respectively. Wound closure-fasteners sales represent the majority of international sales.

17. Product Rights Purchase

        On August 5, 2003, the Company purchased for cash all right, title and interest to Genesis Ointment for $114,691 from Gericare Providers, Inc. Genesis Ointment is a vitamin enriched moisture barrier and skin protectant that both competes with and complements the Company’s existing wound care product line.

        The asset purchase agreement consisted of inventory and intangible assets related to the product and further provides that Gericare Providers, Inc. not enter into any business that competes in any way with Genesis Ointment or Derma Sciences’ Dermagran line of wound care products for a period of five years from the date of the agreement.

        The purchase price of $114,691, including transaction related costs, has been recorded as inventory at estimated fair market value less selling costs of $74,124 and intangible assets of $40,567. The intangible assets are being amortized to operating expense over three years.

18. New Lease Agreement

        On August 22, 2003, as part of the rationalization of its U.S. distribution network the Company entered into a five year lease for a 42,400 square foot facility in Fenton, Missouri. The facility will serve as the primary U.S. distribution center for the Company’s products. Lease payments will commence on or about December 15, 2003. First year lease payments are $143,417, increasing to $270,710 in year five. Minimum lease payments over the term of the lease are $1,035,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002.

Results of Operations

        The following table highlights the third quarter of 2003 and 2002 operating results:

                                             Three Months Ended September 30,
                                             --------------------------------
                                                2003              2002                 Variance
                                                ----              ----                 --------

Net sales                                    $4,212,619       $3,159,598         $1,053,021      33%
Gross profit                                  1,400,458        1,414,326            (13,868)    (1)%
Operating expenses                            1,469,362        1,168,931            300,431      26%
Interest expense, net                            44,750           35,488              9,262      26%
Other (income) expense, net                     (17,917)          22,459            (40,376)      -
Total expenses                                1,496,195        1,226,878            269,317      22%
(Loss) income before income taxes               (95,737)         187,448           (283,185)      -
Provision for income taxes                         -                -                  -          -
                                              ---------        ---------          ---------

Net (loss) income                            $  (95,737)      $  187,448         $ (283,185)
                                              =========        =========          =========

        Net sales increased $1,053,021, or 33%, to $4,212,619 in the third quarter 2003 from $3,159,598 in the third quarter 2002. The increase is due to inclusion of the Dumex Business for the entire three month period ended September 2003 versus the shorter period in the same quarter of the prior year from the August 26, 2002 acquisition date to the end of September 2002. Dumex sales for the quarter ended September 2003 were slightly below expectation due to a significant shortfall in private label sales. Institutional sales were in line with expectations. Dumex sales in the U.S. were off slightly in the quarter due to temporary product supply issues associated with the integration of the U.S. distribution network. Derma sales were 18% lower versus the third quarter 2002. This decrease is principally attributable to competitive pressures in the wound-closure fasteners and skin care businesses. Higher sales of a wound-closure product in 2002 due to an inventory adjustment by a customer, coupled with the return to a normal ordering pattern in 2003, also contributed. Sales of Derma wound care products increased slightly in the third quarter 2003 versus 2002.

        Gross profit decreased $13,868, or 1%, to $1,400,458 in the third quarter 2003 from $1,414,326 in the third quarter 2002. Despite a significant sales increase, gross profit dollars declined compared to the third quarter 2002 due to an adverse sales mix towards a higher concentration of lower margin Dumex sales as a percentage of total sales, coupled with gross profit erosion due to pricing and product cost pressures. The gross profit percentages for the third quarter 2003 and 2002 were 33% and 45%, respectively. Dumex margins deteriorated in 2003 as a result of lower sales prices due to competitive pressure, higher raw material (cotton) costs for traditional wound care products and unfavorable fixed overhead absorption attributable to outsourcing of a portion of Dumex’s production to China. Derma’s margins in the third quarter of 2003 compared to 2002 were lower in the wound care and wound-closure fasteners lines due to pricing pressures. Skin care margins were significantly lower compared with the prior year because of lower sales volumes and its adverse impact on operational efficiency and fixed overhead absorption.

        Operating expenses increased $300,431, or 26%, to $1,469,362 in the third quarter 2003 from $1,168,931 in the third quarter 2002. The increase is primarily attributable to the inclusion of Dumex expenses for the entire third quarter 2003 versus five weeks of the third quarter 2002. Dumex operating expenses met expectations on a local currency basis but were adversely impacted by the strengthening Canadian dollar. Derma expenses in the third quarter 2003 increased 6% over the third quarter 2002. Derma selling expenses increased as a result of the reorganization, expansion and upgrade of the sales force at the beginning of 2003 which was partially offset by lower marketing expenses and integration savings in the regulatory area.

        Interest expense, net increased $9,262 to $44,750 in the third quarter 2003 from $35,488 in the third quarter of 2002. Interest expense, net in the third quarter 2003 is comprised of Dumex interest expense of $37,648 related to its line of credit and long-term indebtedness and $10,945 related to financing costs associated with the new U.S. line of credit, partially offset by interest income of $3,879. Prior year interest expense, net of $35,488 primarily consisted of the Dumex interest expense of $12,894 related to its line of credit and long-term indebtedness for a five week period and $19,816 for interest and amortization of deferred financing costs related to its U.S. line of credit, partially offset by interest income.

        Other income increased $40,376 to $17,917 income in the third quarter 2003 from $22,459 expense in the third quarter 2002. The increase is primarily attributable to the sale and/or conversion of previously reserved, discontinued and slow moving inventory of $28,000, together with the non-recurrence of $22,300 in acquisition related costs in 2002, partially offset by storage and demurrage costs of $8,500.

        No provision for income taxes has been provided for in the third quarter of 2003 and 2002 due to the availability of net operating loss carry forwards.

        The Company generated a net loss of $95,737, or $(0.01) per share (basic and diluted), in the third quarter of 2003 compared to net income of $187,448, or $0.04 per share (basic) and $0.03 per share (diluted), in the third quarter 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

Results of Operations

        The following table highlights the first nine months of 2003 and 2002 operating results:

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                2003              2002                 Variance
                                                ----              ----                 --------

Net sales                                   $13,065,047       $7,402,262         $5,662,785      77%
Gross profit                                  4,613,997        3,754,909            859,088      23%
Operating expenses                            4,470,354        3,226,144          1,244,210      39%
Interest expense, net                           215,236          166,585             48,651      29%
Other (income) expense, net                     (65,293)         102,130           (167,423)      -
Total expenses                                4,620,297        3,494,859          1,125,438      32%
(Loss) income before income taxes                (6,300)         260,050           (266,350)      -
Provision for income taxes                         -                -                  -          -
                                             ----------        ---------          ---------

Net (loss) income                           $    (6,300)      $  260,050         $ (266,350)
                                             ==========        =========          =========

        Net sales increased $5,662,785, or 77%, to $13,065,047 in the nine months ended September 30, 2003 from $7,402,262 in the nine months ended September 2002. The increase is attributable to the inclusion of Dumex sales since the acquisition date of August 26, 2003. Dumex institutional sales in Canada are growing in line with expectations on a local currency basis and have benefited from a stronger Canadian dollar. Dumex was successful in renewing and expanding its business with two large buying groups in 2003. Dumex’s private label business is down significantly versus historical levels due to the loss of several customers. Dumex sales in the United States are growing modestly in response to a focused sales effort. Derma sales are down 9% versus the prior year. This softer than expected performance is due to competitive pressure across the entire Derma product line coupled with the Company’s decision to focus a significant portion of its sales and marketing resources on expanding the U.S. Dumex business.

        Gross profit increased $859,088, or 23% in the first nine months of 2003 to $4,613,997 from $3,754,909 in the first nine months of 2002 due to inclusion of the incremental Dumex sales. Overall, gross margin percentages have decreased from 51% to 35%. This significant decrease is attributable to the increasingly higher percentage of lower margin Dumex sales as a percentage of total sales coupled with pricing and product cost pressures in certain segments of the business. Dumex margins have deteriorated in 2003 due principally to aggressive competitive pricing and higher raw material (cotton) costs for traditional wound care products. Lower fixed overhead absorption associated with outsourcing products to China versus in-house manufacture also contributed. Derma’s margins are lower in the wound care and wound-closure fastener line due to pricing pressures. Skin care line margins are down significantly due to the adverse impact of lower sales volumes on operational efficiency and fixed overhead absorption.

        Operating expenses increased $1,244,210, or 39%, in the first nine months of 2003 to $4,470,354 from $3,226,144 in the first nine months of 2002 due principally to the inclusion of incremental Dumex expenses. On a local currency basis, Dumex operating expenses are slightly higher than expected due to higher insurance, accounting, health benefit and travel costs. A planned increase in sales resources also contributed. In addition, Dumex operating expenses were adversely impacted by the strengthening Canadian dollar. Derma operating expenses increased 2% over the prior year. Marketing expense decreased significantly due to a lower level of promotion activities as the focus was shifted to the sales force and building the Dumex business. Sales expense has increased 10% consistent with the plan initiated in January 2003 to reorganize and upgrade the sales team. General administrative expenses are up 5% over the prior period. The increase is due to higher occupancy, public relations, accounting, insurance and travel costs coupled with increased costs associated with upgrading the finance and information technology resources in response to the Dumex acquisition in August 2002. These increases have been partially offset by integration savings in the regulatory area and lower bad debt, legal, consulting and recruiting costs.

        Interest expense, net increased $48,651 to $215,236 in the first nine months of 2003 from $166,585 in the first nine months of 2002. Interest expense, net in the first nine months of 2003 is principally comprised of Dumex interest expense of $112,898 related to its line of credit and long-term indebtedness, the February 28, 2003 termination of the Company’s previous U.S. line of credit facility resulting in the write-off of $66,342 of deferred financing costs, $19,662 interest incurred on the U.S. line of credit prior to termination, non-cash interest charges of $15,000 and $21,426 related to financing costs associated with the new U.S. line of credit, partially offset by interest income of $18,003. Prior year interest expense, net of $166,585 consisted of non-cash interest charges of $142,700 associated with the conversion of the Company’s Series C and D bonds and accrued interest outstanding in January 2002 and five weeks worth of Dumex and U.S. line of credit interest from the acquisition date.

        Other expense, net increased $167,423 to $65,293 income in the first nine months of 2003 from $102,130 expense in 2002. Other income in 2003 is principally comprised of $88,000 resulting from the favorable settlement of an Internal Revenue Service claim and the sale and/or conversion of previously reserved, discontinued and slow-moving inventory of $115,100, partially offset by the payment of a $50,000 fee associated with the early termination of the Company’s previous U.S. line of credit, exchange losses of $23,100, storage and demurrage for containers of $33,500 and one-time ISO consulting and audit expenses of $18,100. Other expense, net in the first nine months of 2002 relates to the write-off of deferred costs related to a cancelled acquisition initiative of $94,900.

        No provision for income taxes has been provided in the first nine months of 2003 and 2002 given available net operating loss carry forwards.

        The Company generated a net loss of $6,300, or $0.00 per share (basic and diluted), in the first nine months of 2003 compared to net income of $260,050, or $0.07 per share (basic) and $0.04 per share (diluted), in 2002.

Liquidity and Capital Resources

        At September 30, 2003 and December 31, 2002 the Company had cash and cash equivalents of $1,114,880 and $1,496,357, respectively. The decrease in cash and cash equivalents is attributable to cash used in operating activities of $158,902, cash used to purchase product rights of $114,691, cash used for the purchase of equipment of $98,885 and cash used in financing activities of $16,289. Cash used in operating activities was driven principally by increases in inventory in support of existing and planned sales growth and the pay down of accrued liabilities, partially offset by an increase in accounts payable.

        The purchase of equipment reflects an orderly plan to upgrade the Company’s manufacturing and information technology equipment. Cash used in financing activities relates to net proceeds of $1,128,798 from the sale of common stock and an increase in the borrowings on Dumex’s line of credit of $35,070, offset by repayment of Derma’s previous U.S. line of credit of $1,000,000 in February 2003 and scheduled long-term debt repayments. Working capital increased $1,316,254 to $4,671,255 at September 30, 2003 from $3,355,001 at December 31, 2002.

        In connection with the Dumex acquisition, the Company entered into a sixteen month $1,630,000 revolving credit facility expiring December 31, 2003 to fund day-to-day operations. Maximum potential advances under the agreement at September 30, 2003 were $1,365,000. Advances outstanding against the credit facility were $1,162,136 at September 30, 2003, leaving an additional $202,864 available for borrowing.

        In March 2003 the Company entered into a new one year line of credit agreement (subject to annual renewal) with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,000,000. No funds have been drawn against the line to date. Estimated maximum potential advances under the Agreement at September 30, 2003 were $1,680,000, less any outstanding standby letters of credit. Advances will be utilized to fund strategic initiatives and for general working capital purposes.

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

        Prospectively, the Company seeks to increase sales and profits by, among other initiatives, focusing on growing Dumex product line sales in the U.S., driving organic growth of its core product lines both in the U.S. and Canada and integrating the Dumex business more fully into Derma. Steps are planned to improve overall supply chain efficiency and cost effectiveness. Plans are also in place to invest in upgrading sales and marketing resources. Operating expenses will continue to be properly balanced with revenues.

        Among the potential sources of capital the Company expects to utilize to finance its growth plans are anticipated improved profitability and prudent utilization of available lines of credit.

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

Critical Accounting Policies

        The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies are the most critical to the Company.

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

Goodwill Impairment

        At September 30, 2003, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment in the forth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments at many points during the analysis. In estimating the fair value of the skin care segment with recognized goodwill, the Company makes estimates and judgments about the future cash flows of this segment. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. Changes in these estimates would cause the skin care segment to be valued differently in the future.

Item 3. CONTROLS AND PROCEDURES

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

      (b)      Reports on Form 8-K. Forms 8-K were filed on August 19, 2003 relative to the Registrant’s financial results for the three months and six months ended June 30, 2003 and on August 29, 2003 relative to the Registrant’s purchase of the rights to a skin care product.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: November 13, 2003	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer