Form 10KSB
period 2003-12-31
DERMA SCIENCES INC
filed 2004-03-30
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of small business issuer in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 100, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (800) 825-4325

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Boston Stock Exchange
Common Stock, $.01 par value	Pacific Stock Exchange

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
         Yes    X          No

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

        Issuer's revenues for its most recent fiscal year were $17,941,451.

        The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of February 29, 2004, was approximately $7,874,492.

        The number of shares outstanding of each of the issuer's classes of common equity, as of February 29, 2004, was 9,524,007.

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

        In August, 2002 Derma Sciences acquired the assets of Dumex Medical Inc., a leading manufacturer and distributor of wound care and related medical devices to the Canadian market. The acquisition was effected by Derma Sciences’ wholly-owned Canadian subsidiary, Dumex Medical Canada Inc. (“Dumex Canada”).

        Derma Sciences and its subsidiaries Sunshine Products and Dumex Canada are referred to collectively as the “Company.” The Company’s executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey.

        The Company engages in the manufacture, marketing and sale of three dermatological related product lines: wound care, wound closure-fasteners and skin care. The Company’s customers consist of various health care agencies and institutions such as nursing homes, hospitals, home healthcare agencies, physicians offices and retail and closed door pharmacies. The Company sells its products principally through distributors servicing these markets in the United States and select international markets. In Canada, the majority of the sales are made directly to hospitals. The Company’s principal manufacturing and distribution facilities are located in St. Louis, Missouri and Toronto, Canada. The Company, through Dumex Canada, maintains a manufacturing facility in Nantong, China producing wound care products.

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

The Company’s Products

        Descriptions of the Company’s principle products and their intended uses are set forth below:

Wound Care Product Line

Primary Dressings - Wound Care

Dermagran® Ointment	Topical ointment with a lanolin odor, packaged in both jars and tubes. Active ingredient: aluminum hydroxide gel. Used to manage stage I pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran® Spray	Colorless, odorless liquid, packaged in opaque plastic bottles with pump spray nozzles. Active ingredient: zinc acetate. Used to manage stage I pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran® Hydrophilic Wound Dressing	Advanced zinc hydrogel formulation impregnated in gauze pad. Used for the management of stages II through IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions. Also packaged in tubes and sold as Dermagran®-B Hydrophilic Wound Dressing.

Primary Dressings - Hydrocolloid Dressings

Primacol Hydrocolloid Dressing	Sterile, transparent, hydrocolloid dressing packaged in various sizes to accommodate different uses. Used to protect the wound from outside contamination such as bacteria, fecal mater, or urine. Available in the following configurations: Primacol Bordered Hydrocolloid Dressing, Primacol Thin Hydrocolloid Dressing, Primacol Specialty Hydrocolloid Dressing – Sacral and Primacol Specialty Hydrocolloid Dressing – Heel and Elbow.

Primary Dressings - Calcium Alginate Dressings

Algicell Calcium Alginate Dressing	Sterile dressing containing alginate ropes. Used for the absorption of moderate to large amounts of wound exudate and management of minor bleeding.

Primary Dressings - Hydrogel Dressings

AquaSite Amorphous Hydrogel Dressing	Clear sterile gel packaged in bellows and tubes. Used for filling wounds, while keeping them moist, and absorbing small to moderate amounts of wound exudate.

AquaSite Impregnated Dressings	Sterile, gauze dressing (either non-woven or sponge) impregnated with absorbent hydrogel. Used for packing wounds and treating lightly exudating, partial or full thickness wounds.

Primary Dressings - Foam Dressings

HydroCell Foam Dressings	Sterile polyurethane foam sheet with protective film. Used to protect the wound from outside contaminants. Available in adhesive and non-adhesive forms in the following configurations: HydroCell Adhesive Foam Dressing and HydroCell Thin Adhesive Foam Dressing.

SorbaCell Foam Dressing	Sterile foam dressing used to absorb exudate while cushioning and protecting the wound.

Primary Dressings - Silver

Silver Dressing	Dressing Sterile, silver plated nylon fabric in a wide range of dressings for wound and burn care. Long lasting (up to 7 days) with superior anti-microbial properties.

Primary Dressings - Wet Dressings

Water and Saline Wet Dressings	Sterile wet dressings create a moist wound environment to enhance natural wound healing and facilitate debridement.

Primary Dressings - Gauze Dressings and Sponges

DuCare® Gauze Dressings/ Sponges – Non-Sterile and Sterile	Woven sponges made from 100% USP cotton. Used for general use or for debriding, covering, and packing wounds. Also available as non-woven sponges/dressings (DuSoft Non-Woven Dressings/Sponges – Non-Sterile and Sterile) and pre-slit for use with tracheotomies.

Packing Strips	Sterile gauze strips used to fill or pack wounds and prevent premature wound closure. Strips are also available impregnated with sterile Iodoform.

Primary Dressings — Hypertonic and Odor Eliminator Dressings

Absorb-a-Salt Wet Hypertonic Dressings	Sterile hypertonic saline in a gauze dressing used for packing infected or draining wounds and odor control.

Primary Dressings - Sponges

Durlix® 100% Cotton 6 Ply Fluff Sponge – Non Sterile and Sterile	Gauze sponges made from 100% cotton. Used for absorbing wound exudate and packing wounds.

Secondary Dressings - Bandages

Conforming Bandages	Stretch gauze bandages used as secondary dressing for wrapping legs and arms and to hold dressings in place. Available in the following configurations: Dutex® 100% Cotton 2 Ply Conforming Bandage – Non-Sterile and Sterile, Durlex® Bandage Rolls – Non Sterile and Sterile, DuForm® Knitted Synthetic Conforming Bandage – Non-Sterile and Sterile, DuForm® Synthetic Conforming Bandage and DuFlex® Woven Synthetic Conforming Bandage – Non-Sterile and Sterile.

Gazetex® Bandage Rolls – Non Sterile and Sterile	Washed low-linting woven gauze rolls. Used for wrapping or packing large and deep wounds.

Compression Bandaging Systems	Latex free systems of multiple layers used for graduated compression on venous leg ulcers. The Company’s bandaging systems are available in the following configurations: DuBoot Two-Layer Paste Compression Bandaging System, TresFlex Three-Layer Compression Bandaging System and DuFore Four Layer Compression Bandaging System.

UnnaPress® Paste Bandage	Latex free bandage (with or without calamine lotion). Used for maintaining a moist wound environment, resisting edema formation, and protecting the wound from external contamination and mechanical disruption during the healing process.

ElasTive Elastic Adhesive Bandage	Latex free, non-allergenic, adhesive bandage made of 100% cotton. Used to conform to body contours without restriction.

DuSor Elastic Bandage Premium and Economy	Latex free, cotton-wrapped bandage with heat resistant rubber strands. Used for firm compression and vascular and muscle support. Available in premium and economy versions as well as with a velcro closure (“PrimaCare Elastic Bandage with Velcro Closure”).

Operating Room Sponges

Laparotomy Sponges – Non-sterile and Sterile, X-Ray Detectable	Pre-washed or non-washed low lint, X-Ray detectable sponges used to absorb blood and other fluids during surgery.

Surgical Gauze Packing – Plain and X-Ray Detectable	A 100% USP fine mesh absorbent cotton gauze available as a roll or strip with folded or sewn ends. Used for drainage of sinuses or abscesses and for other delicate surgery. Available as sterile dressings as Pak-Its Plain Gauze Packing – Sterile, X-Ray Detectable.

DuPaque Non-Sterile and Sterile X-Ray Detectable Gauze Sponges	Opaque sponge made of 100% USP fine mesh absorbent cotton with folded edges. Used to absorb blood and other fluids during surgery. Includes an X-Ray Detectable mono-filament thread.

Secondary Dressings - Abdominal Pads

DuPad® Sealed-End Abdominal Pads – Non-Sterile and Sterile	Sealed-end, absorbent secondary dressing used to absorb and disperse wound exudate.

Secondary Dressings - Burn Dressings

DuPress Sterile Burn Dressing	Gauze dressing filled with cellulose. Used to absorb large amounts of fluids and minimize trauma and adherence to the wound.

Secondary Dressings - Wound Cleansing Products

Sterile Water or Saline	Sterile water or saline packaged in plastic squirt bottles for use in wound cleansing.

Other

Enteral Feeding Systems	Enteral feeding systems distributed by Dumex Canada and sold exclusively in Canada. Used to administer nutrients to patients unable to feed themselves through normal means.

Wound Closure Fastener Product Line

Suture Strip and Strip Plus®	Latex-free, flexible, moisture resistant wound closure strips made of a macroporous non-woven polyamide and adhesive. Used in surgical and wound closure procedures.

NG Strip® Nasal Tube Fastener	Latex-free, flexible, moisture resistant securement device made of a macroporous non-woven polyamide with adhesive. Used with any nasogastric or nasal feeding tube. Available in adult, pediatric and infant sizes.

UC Strip® Catheter Tubing Fastener	Latex-free, flexible, moisture resistant, one-piece catheter/tubing fastener made of a macroporous non-woven polyamide with adhesive. Used to secure urinary and gastrostomy catheter tubing to the patient.

Cath-Strip® Recloseable Catheter Fastener	Latex-free, flexible, moisture resistant multi-use recloseable catheter fastener with adhesive. Used with urinary catheters, gastrostomy and jejunostomy tubes, wound drainage systems, central line catheters, and multi-port IVs.

Percu-Stay®	Sterile, self-adhesive catheter fastener used to secure percutaneous drainage catheters. Adhesion to patient skin is provided by a combination moisture absorbent hydrocolloid surrounded by a breathable non-woven backing.

Epi-Stay®	Sterile, self-adhesive catheter fastener specially designed to secure epidural and other long dwelling catheters. A distinctive foam support component prevents the catheter from kinking. A transparent window made of polyurethane film dressing maintains visualization of the exit site and catheter position. Specially designed to minimize the unintended and accidental removal of the catheter.

Skin Care Product Line

Skin Care and Personal Hygiene Products

Soft Wash Bathing Sponge	Latex-free, no rinse, single use bath sponge impregnated with a gentle soap and moisturizers.

Optima Bath Additive	Bath additive or after-bath moisturizer enhanced with acetylated lanolin alcohol. Used to lubricate and soften the skin.

Hydro-soft Skin Conditioner	Concentrated blend of skin emollients and gentle skin cleansers for moisturizing and conditioning the skin. Used in whirlpool and hydrotherapy units.

Hair and Skin Cleansers and Washes	The Company has various hair and skin cleansers/washes: Swash Conditioning Shampoo and Body Wash, Therabath Hair and Skin Cleanser, Hospi Bath Hair and Skin Cleanser, Bathe Away® Hair and Skin Cleanser and ApriVera® Hair and Skin Cleanser with AloeVera.

Skin Conditioners and Moisturizers

Skin Care Lotion	Lotion to moisturize and soften the skin.

Incontinence Products

In-Between® Perineal Spray Skin Cleanser	An odor eliminating skin cleanser used to cleanse the entire perineal skin area.

Dermagran® GP General Skin Protectant Ointment	An ointment containing allantoin and aloe vera gel. Used as a moisture barrier on external skin areas where repeated exposure to body excrements and exudates may cause skin break down. May be used as skin barrier on friction points.

Dermagran® BC Perineal Protectant Ointment	An ointment consisting of a non-greasy formulation based upon the Company's proprietary Zinc-Nutrient and balanced pH technology. Used as a protectant against minor skin irritations due to moisture, urine, feces and perspiration.

Skin Protectants

Dermagran® AF Antifungal Ointment	An ointment containing miconazole nitrate and the Company’s Zinc-Nutrient and balanced pH technology. Used for maintaining healthy skin and providing a long-acting barrier against moisture. Miconazole nitrate is used to treat jock itch, ringworm and athlete’s foot.

ClearCell Transparent Film Dressing	Non-sterile adhesive transparent film dressing used for protecting intact skin from friction, shear and breakdown from incontinence and drainage.

Sanitizing Products

Mysotrol® No rinse Hand Sanitizer	Waterless, no rinse hand sanitizer containing ethyl alcohol. Provides germicidal and virucidal action and meets OSHA protocol for a healthcare personnel handwash while reducing the risk of nosocomial infections.

Antibacterial Soap	An antibacterial soap containing chloroxylenol used to reduce nosocomial infections including both gram-positive and gram-negative organisms as well as yeast and fungus in institutional environments.

Bacti-Guard Antibacterial Hand Soap	An antibacterial hand soap containing triclosan, aloe vera and glycerin. Used to reduce nosocomial infections including both gram-positive and gram-negative organisms, as well as yeast and fungus in institutional environments.

Whirlpool/Hard Surface Detergent/Disinfectant	A detergent used specifically for cleaning hard surfaces and whirlpool units in nursing homes, hospitals and other institutions. Also effective as a bactericide, mildewstat, sanitizer, virucide and fungicide in the presence of organic soil (5% blood serum).

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

        The Company’s direct sales force consists of a Vice President – Sales and Marketing, a Vice President – Corporate Accounts and three Regional Sales Managers together with varying numbers of manufacturers representatives as market opportunities require. Company sales employees receive a base salary together with commissions based upon sales and gross profit achievement within their area of responsibility. Manufacturers representatives receive commissions based upon sales in their territory and market segment.

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

        The majority of the Company’s Canadian products are distributed directly to end users through the Company’s distribution facility servicing Ontario, Quebec, the Maritime Provinces and a network of public warehouses strategically located throughout Western Canada. Distribution of products in Saskatchewan and Newfoundland are made to the dealers servicing those provinces.

Other Foreign Markets

        The Company’s products are sold throughout the rest of the world through various licensing and distribution agreements. Foreign sales are made principally to Europe and Latin America. Sales made to other foreign markets totaled approximately $773,146 in 2003 and $675,544 in 2002.

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

        In the United States, the Company’s basic wound care products compete in a very competitive commodity oriented marketplace with Kendall Tyco, Medical Action and a number of others. In the advanced wound care products marketplace, the Company competes principally with Bristol-Myers Squibb — Convatec, Smith & Nephew and Johnson & Johnson. The market for wound closure strips and catheter fasteners is characterized by a wide range of generic competition. The most dominant competitor in the suture strip market is 3M. The Company’s skin care products compete in a commodity oriented marketplace with Provon, Chester Laboratories, Calgon Vestal – Steris and a number of others.

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

        The Nantong facility is ISO 9002 certified. The Toronto facility is ISO 9001 2000/ISO 13485/EN 46001 certified. Action has been initiated to prepare the Company’s St. Louis facility for ISO certification in 2005. The Company requires that all of its suppliers conform to the standards set forth in the Good Manufacturing Practice (“GMP”) regulations promulgated by the United States FDA and local health agencies.

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

        The Company believes the aforementioned patents, proprietary and non-proprietary technology affords reasonable protection to the Company against the unauthorized copying of the technology embodied in the subject products. However, the specific means whereby these products promote wound healing and skin care are unknown and the chemical and biological processes bearing upon wound healing and skin care are highly complex and subject to a wide variety of influences and stimuli. As such, it is possible that competitors will develop products equal to or superior to those of the Company without infringing upon the Company’s intellectual property.

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

        Dermagran Spray, Dermagran Ointment, Dermagran AF, Dermagran BC and Dermagran GP are currently being marketed as over-the-counter skin protectant drug products. Skin protectant products are the subject of an ongoing FDA rule making procedure which has resulted in the issuance of a final monograph specifying those active ingredients which are permitted in, and defining labeling requirements for, such products. The FDA has released its final monograph for skin protectant drug products for OTC human use to be effective June 4, 2004.

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

        As of January 1, 2003, manufacturers of Class II, III and IV devices are required to have a quality system registered to ISO 13485 or ISO 13488 by a registrar recognized by Health Canada. Proof of registration must be submitted with any new license application after January 1, 2003 and with the renewal of existing licenses after November 1, 2003.

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

        Medicaid reimbursement of the Company’s products is dependent upon Company paid rebates to state Medicaid agencies. Effective January 1, 1991, the Omnibus Budget Reconciliation Act of 1990 requires pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, to enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company’s quarterly net sales and the average manufacturer price of the individual products. In 2003, Medicaid sales were 3% of total Company sales and 23% of sales for products subject to Medicaid rebates. Medicaid rebates represent approximately 1% of net sales.

        Medicare is a federally funded program administered by private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. Several of the Company’s wound care products, together with Cath-Strip and Percu-Stay, are eligible for Medicare reimbursement.

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

Employees

        The Company maintained 130 full-time and 7 part-time employees at December 31, 2003. Of these employees, 41 are located in the United States, 62 in Canada and 34 in China. The Company considers its employee relations to be satisfactory.

Item 2. Description of Property

        The Company’s executive offices are located in Princeton, New Jersey. The Company has a lease for its executive office space, at a rate of $10,246 per month, that expires in August, 2007. The Company has a month-to-month lease for 8,200 square feet of warehouse space in Old Forge, Pennsylvania at a rate of $1,925 per month. The Company has a three year lease for 24,000 square feet of office, light manufacturing and warehouse space in St. Louis, Missouri expiring in January 2007 at a rate of $7,440 per month and a month-to-month lease for 2,000 additional adjacent square feet of warehouse space in St. Louis at a rate of $1,000 per month. In March 2004, the Company will commence leasing a 42,400 square foot warehouse in Fenton, Missouri at a rate of $11,951 per month that expires in October 2008. This facility will serve as the major United States distribution center for the Company’s products, while the St Louis, Missouri facility will be used primarily for light manufacturing.

        Dumex Canada operates from a 51,700 square foot leased manufacturing facility, at a rate of $16,900 per month, that expires in August, 2007 and a 20,400 square foot distribution facility, at a rate of $6,900 per month, that expires in August, 2004 both located in Toronto, Canada. A subsidiary of Dumex Canada also leases a 11,400 square foot manufacturing facility in Nantong, China at a rate of $1,030 per month that expires in June, 2008. Dumex Canada’s facilities are adequate to meet its manufacturing and distribution requirements.

Item 3. Legal Proceedings

        The Company is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter to a vote of shareholders during the fourth quarter, 2003.

Part II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol “DMS.” The Company’s Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company’s Common Stock:

Quarter Ended	High	Low
2002
March 31, 2002	$0.80	$0.53
June 30, 2002	$0.72	$0.35
September 30, 2002	$0.85	$0.35
December 31, 2002	$0.85	$0.35
2003
March 31, 2003	$0.60	$0.35
June 30, 2003	$2.10	$0.36
September 30, 2003	$2.30	$0.75
December 31, 2003	$1.45	$0.90

        The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company’s preferred stock. As of the close of business on February 27, 2004, there were 1,199 holders of record of the Common Stock. The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operations

Reference to Consolidated Financial Statements

        Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements set forth below under Item 7.

Results of Operations

        The 2003 operating results include the financial results of Dumex Medical Canada Inc. for all of 2003 and for 2002 from the August 26, 2002 acquisition date. Unless otherwise indicated by the context, the term Dumex is used throughout this discussion in reference to the operations of Dumex Medical Canada Inc. and the term Derma is used throughout this discussion in reference to the operations of the Company excluding Dumex.

        The following table highlights the 2003 and 2002 operating results.

	Year Ended December 31
	2003	2002	Variance

Net sales	$17,941,451	$11,749,472	$6,191,979	53%
Gross profit	6,137,549	5,260,202	877,347	17%
Operating expenses	6,059,516	4,891,019	1,168,497	24%
Interest expense, net	263,253	239,079	24,174	10%
Other (income) expense, net	(207,461)	68,736	276,197	--
Total expenses	6,115,308	5,198,834	916,474	18%
Income before income taxes	22,241	61,368	(39,127)	(64%	)
Provision for income taxes	--	--	--	--

Net income	$22,241	$61,368	$(39,127)	(64%	)

        Net sales increased $6,191,979, or 53%, to $17,941,451 in 2003 from $11,749,472 in 2002. The increase is due to the inclusion of the Dumex business in the Company’s operating results for the entire 2003 year versus the August 26, 2002 acquisition date in 2002. The Derma product line sales declined 6% in 2003 compared with 2002. Derma wound care sales increased 4% in 2003, primarily as a result of an aggressive sales and marketing effort at the end of 2003 to sell, at a discount, selected Derma wound care products. The sales of Derma wound closure fasteners and skin care businesses declined 5% and 20%, respectively, primarily due to competitive pressures across these product lines, along with the Company’s decision to focus a significant portion of its sales and marketing resources on expanding the U.S. Dumex business.

        Dumex 2003 hospital sales grew in line with expectations on a local currency basis and benefited from a stronger Canadian dollar and two major contracts that provided significant volumes albeit at approximately 20% lower pricing than 2002 due to the competitive nature of basic wound care products in Canada. Private label sales declined significantly in 2003 due to the loss of several customers and are expected to remain at minimal levels in 2004.

        Gross profit increased $877,347, or 17%, in 2003 to $6,137,549 from $5,260,202 in 2002 due principally to the inclusion of the incremental Dumex sales. Overall, gross profit percentages have decreased to 34% from 45% in 2002. This decrease is attributable to the increasingly higher percentage of lower margin Dumex sales as a percentage of total sales coupled with pricing and product cost pressures in certain segments of the business. Overall, Dumex margins improved approximately 1.5% in 2003 versus 2002. Dumex margins in 2003 were negatively impacted by higher China sourced raw material cotton and freight costs, competitive sales pricing and lower fixed overhead absorption as a result of outsourcing products to China versus in-house manufacture. These negative gross profit impacts were offset by the strengthening of the Canadian dollar versus the U.S. dollar resulting in significant cost savings on U.S. dollar denominated inventory purchases.

        With respect to the Derma product lines, 2003 versus 2002 gross profit percentages declined 2% in the wound care line due to pricing pressures, were flat in the wound closure fasteners business and declined 8% in the skin care line. The skin care line margins declined due to the adverse impact of lower sales volumes on operational efficiency and fixed overhead absorption.

        Operating expenses increased $1,168,497, or 24%, to $6,059,516 in 2003 from $4,891,019 in 2002. The increase is attributable to the inclusion of Dumex operating expenses for all of 2003 versus the August 26, 2002 acquisition date in 2002. Derma total operating expenses were flat in 2003 compared to 2002. Derma warehouse expenses increased 30% in 2003 which was primarily attributable to additional resources required to distribute the Dumex product line to U.S. customers commencing July 1, 2003. Derma 2003 versus 2002 marketing expenses decreased by 52% as a result of lower printing, promotion and consulting activities, while management devoted additional resources to the reorganization, expansion and upgrade of the sales force. Derma 2003 versus 2002 sales expenses increased 3%. Excluding a 2002 severance expense relating to a former sales executive, sales expenses increased 20% in 2003. Derma 2003 versus 2002 general and administrative expenses increased 2% as a result of higher employee compensation, accounting, insurance and public relations fees, partially offset by integration savings in the regulatory area, along with lower bad debt, bank charge and depreciation expenses.

        Dumex 2003 operating expenses met expectations on a local currency basis but were adversely impacted by the strengthening Canadian dollar versus the U.S. dollar. The Canadian dollar appreciated approximately 11% versus the U.S. dollar when comparing the 12 month 2003 versus the last four months of 2002 Canadian dollar versus U.S. dollar average exchange rate. In 2003, Dumex realized approximately $100,000 in warehouse and customer service costs savings resulting from the mid-year closure of the Atlanta distribution center and the transfer of Dumex’s U.S. customer service functions to the Company’s St. Louis facility. These 2003 versus 2002 cost savings were offset by increased resources devoted to the sales function to more aggressively promote the Dumex product line in Canada, and increased utility, travel, insurance and accounting costs.

        Interest expense, net increased $24,174 to $263,253 in 2003 versus $239,079 in 2002. The increase in 2003 is primarily due to the inclusion of Dumex interest expense for the entire year 2003 of $104,959 and the write off of deferred financing costs related to the February 28, 2003 termination of the Company’s former U.S. line of credit in the amount of $66,342, partially offset by the decrease attributable to the non-recurrence of an imputed non-cash interest charge of $135,200 associated with the conversion of the Company’s series C and D bonds and accrued interest outstanding in January 2002.

        Other income, net increased $276,197 in 2003 to $207,461 of income from $68,736 of expense in 2002. The following table highlights the major other (income) expense items for the years ended December 31, 2003 and 2002:

	2003	2002

Gain on sale and/or conversion of slow moving inventory	$(202,087)	-
Settlement of payroll tax liability	(88,712)	-
Other	83,338	68,736

Total	$(207,461)	$68,736

        The Company did not record any tax expense in 2003 or 2002 as net operating loss carryforwards have been available to offset taxable income. At December 31, 2003 the Company has net operating loss carryforwards of approximately $6,750,000 for federal and state income tax purposes. The federal net operating loss carryforwards begin to expire in 2012-2020 and the state net operating loss carryforwards begin to expire in 2004-2010. The Company also has foreign net operating loss carryforwards of $157,000 that begin to expire in 2009.

        The Company generated net income of $22,241, or $0.00 per share (basic) and $0.00 per share (diluted), in 2003 compared to net income of $61,368, or $0.02 per share (basic) and $0.01 share (diluted), in 2002.

Liquidity and Capital Resources

        In June 2003, the Company closed a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share. Offering proceeds were used to fund strategic initiatives and for general working capital purposes. From January 2002 through December 31, 2003, 4,000,000 shares of common stock were issued pursuant to the offering and offering proceeds of $1,879,810, net of $120,190 in offering expenses, were received of which $1,126,490 was received in 2003.

        As of November 23, 1999 the Company entered into a 4 year agreement to serve as the exclusive distributor in the United States for certain catheter fasteners. The manufacturer of the fasteners has given the Company the required nine months notice of its intention not to renew the agreement in its present form. Accordingly, the Company’s rights under the current agreement will terminate on August 23, 2004. The parties are presently engaged in negotiations with a view to executing a new agreement. However, no assurance can be given that these negotiations will prove successful. Annual sales of catheter fasteners under the current agreement aggregate approximately $750,000.

        At December 31, 2003 and December 31, 2002, the Company had cash and cash equivalents of $439,837 and $1,496,357, respectively. The $1,056,520 decrease in cash primarily arose from the investment of $915,305 in operating activities, principally related to receivables arising from a year-end sales increase and an increase in inventory to take advantage of anticipated market opportunities, together with investing activities of $200,325 consisting of the purchase of product rights in the amount of $114,691 and capital expenditures of $85,634. Funds provided by financing activities were $77,780 principally relating to proceeds from issuance of stock, net of offering costs, of $1,126,490, an increase in the Canadian line of credit of $176,523, partially offset by debt repayments of $195,810, payoff of the U.S. line of credit of $1,000,000 and deferred financing costs of $29,423. Working capital increased $1,481,967 to $4,836,968 at December 31, 2003 due principally to increases in accounts receivable arising from strong December 2003 sales and an increase in inventory to support anticipated 2004 business opportunities.

        The Company renewed its revolving credit facility agreement to fund Dumex’s day-to-day operations on December 31, 2003. Maximum potential advances under the agreement at December 31, 2003 were $1,429,000. Advances outstanding against the credit facility were $1,361,708 at December 31, 2003, leaving an additional $67,292 available for borrowing.

        The Company has a line of credit agreement with a U.S. lender for a maximum principal amount of $3,000,000. No funds have been drawn against the line to date. Estimated maximum potential advances under the line at December 31, 2003 were $1,630,000. Advances will be utilized to fund strategic initiatives and for general working capital purposes.

        On January 9, 2004, the Company purchased certain wound care assets and product rights from the Kimberly-Clark Corporation for total consideration of approximately $2.0 million. The consideration consisted of cash of $434,000 and a seller financed, non interest bearing promissory note due on or before December 31, 2004 of $1,566,000. The cash outlay consists of $300,100 paid at closing and $133,900 for estimated acquisition related costs to be paid as incurred. The equipment purchased will be transferred and installed in the Company’s manufacturing facility in Toronto, Canada in the second quarter 2004. Estimated costs, the majority of which will be capitalized, to complete the transfer, installation and validation of the equipment are $300,000.

        In accordance with the purchase agreement, the Company began to record sales effective January 1, 2004. Kimberly-Clark will manufacture wound care products, for the account of the Company, at its facility through March 31, 2004 to meet current customer demand and to build sufficient inventory to cover the period during which production at the Kimberly-Clark facility is discontinued and the equipment is transferred to the Company’s facility in Toronto, Canada. Upon cessation of manufacturing at Kimberly-Clark’s facility, the Company will purchase, in accordance with a pre-determined formula, inventory consisting of raw materials and a three to four months supply of finished goods. The price of this inventory is estimated to be $750,000.

        In January and February, 2004, the Company entered into capital and operating lease obligations totaling $296,200 for distribution equipment for the Company’s Fenton, Missouri distribution facility, expected to come on-line in March 2004, and upgrades to Company-wide telephone and information technology equipment.

        On January 30, 2004 the Company entered into a new one year line of credit agreement with its U.S. lender. The maximum principal amount of the line increased to $4,000,000 from $3,000,000. Estimated maximum potential advances under the agreement are equal to the lesser of (A) $4,000,000 or (B) the sum of (i) 80% of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company’s behalf up to $1,000,000, less the aggregate of any outstanding letters of credit issued by the lender. All other terms and conditions of the agreement remained unchanged. In connection with entering into the new line of credit agreement, the Company deposited $1,000,000 of cash in a restricted account with the U.S. lender and the lender issued an irrevocable standby letter of credit on the Company’s behalf for the benefit of Kimberly-Clark Corporation in the amount of $1,566,000.

        Estimated maximum potential advances under the new line of credit agreement on the date of signing were $1,130,000. No funds have been drawn against the line to date. Advances will be utilized for general working capital purposes. The restricted cash of $1,000,000 together with available cash on hand or available line borrowing capacity will be utilized to pay the $1,566,000 Kimberly-Clark promissory note due December 31, 2004.

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds will be used to fund strategic initiatives and for general working capital purposes. Offering proceeds of $1,975,000, net of estimated offering expenses of $185,000, have been received.

        On March 9, 2004 the Company terminated the employment of William M. Goodwin, its Executive Vice President and President of its Dumex Medical Canada Inc. subsidiary. Mr. Goodwin’s duties will be assumed by the Company President and Chief Executive Officer, Edward J. Quilty. The Company does not expect that the departure of Mr. Goodwin will have an adverse effect upon its operations or those of its Dumex Medical Canada subsidiary. The Company anticipates taking a charge of approximately $250,000 in the first quarter, 2004 relative to severance and other costs related to Mr. Goodwin’s termination.

        Prospectively, the Company seeks to increase sales and profits by, among other initiatives, integration of the Kimberly-Clark Corporation wound care assets into the Company’s operations, increased private label activity with certain major distributors, increased in-house manufacturing of selected products currently purchased from outside manufacturers, increased Dumex product line sales in the U.S. and organic growth of its core product lines in the U.S. and Canada. In 2004, the Company anticipates higher costs arising from the larger, stand-alone Fenton, Missouri distribution center facility, additional resources devoted to sales and marketing to enable the Company to more aggressively promote its products, integration costs related to the Kimberly-Clark Corporation wound care assets acquisition and higher expenses related to upgrading the Company’s information technology computer systems and network. The Company will increase inventory levels, as necessary, during the first quarter 2004 in order to support anticipated 2004 business opportunities.

        During the remainder of 2004, an additional $200,000 to $300,000 is expected to be incurred to upgrade the Company’s manufacturing capability.

        Among the potential sources of capital the Company expects to utilize to finance its growth plans are anticipated improved profitability, prudent utilization of available lines of credit, leasing arrangements and the proceeds of its most recently completed common stock private offering. Strategically, the Company’s plan is to stay focused on its base business while considering external opportunities to leverage its core capabilities for growth. The Company believes that its available funds from operations, the U.S. and Canadian lines of credit and the capital raised from the private offerings in 2003 and the first quarter of 2004 will be sufficient to meet the Company's capital requirements for the foreseeable future.

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common stock is also traded on the Boston and Pacific Stock Exchanges under the symbol “DMS.” The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

Additional Financial Information

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

Critical Accounting Policies

        Estimates and assumptions are required in the determination of sales deductions for trade rebates, discounts and allowances. Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any individual estimate or assumption made by us, there may also be other reasonable estimates or assumptions. We believe, however, that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on our consolidated results of operations, financial position or cash flows for the periods represented in this section. Our most critical accounting policies are described below:

Revenue Recognition and Adjustments to Revenue

        Revenue is recognized when product is shipped and title passes to the customer. When we recognize revenue from the sale of our products, we simultaneously adjust revenue for estimated trade rebates. A trade rebate represents the difference between our invoice price to the wholesaler and the indirect customer’s contract price. These rebates are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with our wholesale and indirect customers and other competitive factors. If the assumptions we used to calculate these rebates do not appropriately reflect future activity, our financial position, results of operations and cash flows could be impacted. We continually monitor the factors that influence these rebates and make adjustments as necessary.

Goodwill

        At December 31, 2003, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Item 7. Consolidated Financial Statements

Financial Index

Report of Independent Auditors

To the Shareholders and Board of Directors
Derma Sciences, Inc.

        We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 20, 2004,
except for Note 21, as to which the
date is March 9, 2004

Financial Index

DERMA SCIENCES, INC.

Consolidated Balance Sheets

===================================================================================================
                                                                               December 31,
ASSETS                                                                    2003             2002
---------------------------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                                          $    439,837     $  1,496,357
  Accounts receivable, net                                              2,627,092        1,975,993
  Inventories                                                           4,003,258        2,875,755
  Prepaid expenses and other current assets                               351,962          281,066
---------------------------------------------------------------------------------------------------
Total current assets                                                    7,422,149        6,629,171
Property and equipment, net                                             1,077,688          987,891
Goodwill                                                                1,110,967        1,110,967
Patents and trademarks, net                                               123,671          140,378
Other assets, net                                                         191,698          220,177
---------------------------------------------------------------------------------------------------
Total Assets                                                         $  9,926,173     $  9,088,584
---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit                                                     $  1,361,708     $  1,962,627
  Current maturities of long-term debt                                    178,720          173,493
  Accounts payable                                                        731,438          692,259
  Accrued expenses and other current liabilities                          313,315          445,791
---------------------------------------------------------------------------------------------------
Total current liabilities                                               2,585,181        3,274,170
---------------------------------------------------------------------------------------------------
Long-term debt                                                            849,981          845,455
---------------------------------------------------------------------------------------------------
Total Liabilities                                                       3,435,162        4,119,625
---------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 7,462,695 shares in 2003; 4,631,276 shares
  in 2002                                                                  74,627           46,313
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,284,574 shares in 2003;
  2,526,242 shares in 2002 (liquidation preference of $4,235,233
  at December 31, 2003)                                                    22,846           25,262
Additional paid-in capital                                             16,746,690       15,588,698
Accumulated other comprehensive income (loss)                             294,185          (21,736)
Accumulated deficit                                                   (10,647,337)     (10,669,578)
---------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                              6,491,011        4,968,959
---------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                           $  9,926,173     $  9,088,584
===================================================================================================

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations

===================================================================================================
                                                                     Year ended December 31
                                                                     2003            2002
---------------------------------------------------------------------------------------------------

Net Sales                                                            $ 17,941,451     $ 11,749,472

Cost of sales                                                          11,803,902        6,489,270
---------------------------------------------------------------------------------------------------
Gross Profit                                                            6,137,549        5,260,202
---------------------------------------------------------------------------------------------------
Operating expenses                                                      6,059,516        4,891,019
Interest expense, net                                                     263,253          239,079
Other (income) expense, net                                              (207,461)          68,736
---------------------------------------------------------------------------------------------------
Total Expenses                                                          6,115,308        5,198,834
---------------------------------------------------------------------------------------------------
Income before provision for income taxes                                   22,241           61,368
Provision for income taxes                                                  -                -
---------------------------------------------------------------------------------------------------
Net Income                                                           $     22,241     $     61,368
---------------------------------------------------------------------------------------------------
Income per common share - basic                                      $       0.00     $       0.02
---------------------------------------------------------------------------------------------------
Income per common share - diluted                                    $       0.00     $       0.01
---------------------------------------------------------------------------------------------------
Shares used in computing income per common share - basic                6,108,290        3,740,307
---------------------------------------------------------------------------------------------------
Shares used in computing income per common share - diluted             10,795,026        6,886,113
===================================================================================================

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows

===================================================================================================
                                                                          Year Ended December 31
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                          $    22,241     $     61,368
  Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
    Depreciation                                                          156,771           97,081
    Amortization                                                           88,232           72,248
    Deferred financing costs                                               66,342          120,200
    Provision for bad debts and rebates                                   111,785           25,248
    Provision for inventory obsolescence                                   50,453           55,297
    Loss on disposal of property and equipment                              2,132            -
    Employee stock option expense                                          57,400            -
    Changes in operating assets and liabilities:
       Accounts receivable                                               (507,346)         164,379
       Inventories                                                       (732,986)         566,788
       Prepaid expenses and other current assets                          (46,784)        (122,579)
       Other assets                                                         1,529          (32,905)
       Accounts payable                                                    (7,308)        (287,135)
       Accrued expenses and other current liabilities                    (177,766)         116,829
---------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                      (915,305)         836,819
---------------------------------------------------------------------------------------------------
Investing Activities
  Purchase of product rights                                             (114,691)           -
  Purchases of property and equipment                                     (85,634)         (84,746)
  Acquisition of business assets, net of cash acquired                      -           (1,047,762)
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (200,325)      (1,132,508)
---------------------------------------------------------------------------------------------------
Financing Activities
  Net change in bank line of credit                                      (823,477)         662,950
  Deferred financing costs                                                (29,423)         (97,797)
  Long-term debt repayments                                              (195,810)         (51,445)
  Proceeds from issuance of stock, net of offering costs                1,126,490          753,320
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  77,780        1,267,028
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   (18,670)             235
---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                   (1,056,520)         971,574

Cash and cash equivalents
  Beginning of year                                                     1,496,357          524,783
---------------------------------------------------------------------------------------------------
  End of year                                                        $    439,837     $  1,496,357
---------------------------------------------------------------------------------------------------

Supplemental cash flow information
  Bond conversion reset provision charged to paid-in capital                -              $45,000
  Conversion of bonds payable and accrued interest to preferred stock       -             $595,200
  Common stock and warrants issued for debt conversion/extension            -             $120,200
  Stock options granted in connection with acquisition                      -             $115,000
===================================================================================================

See accompanying notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Shareholders' Equity

=========================================================================================================================================
                                                                                               Accumulated
                                  Common     Preferred             Convertible   Additional        Other                        Total
                                  Shares      Shares     Common     Preferred      Paid-In     Comprehensive  Accumulated   Shareholders'
                                  Issued      Issued      Stock       Stock        Capital     Income (Loss)    Deficit        Equity
-----------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001      2,407,109   1,960,009    $24,071     $19,600    $13,987,882          -      $(10,730,946)   $3,300,607
-----------------------------------------------------------------------------------------------------------------------------------------

Net income                           -           -          -           -              -             -            61,368        61,368
Foreign currency translation
  adjustment                         -           -          -           -              -          (21,736)          -          (21,736)
                                                                                                                               --------
Comprehensive income - total         -           -          -           -              -             -              -           39,632
Issuance of common stock in
  private placement, net of
  offering costs of $46,680     1,600,000        -        16,000        -           737,320          -              -          753,320
Conversion of convertible bonds      -      1,190,400       -         11,904        748,496          -              -          760,400
Conversion of preferred shares    624,167    (624,167)     6,242      (6,242)          -             -              -             -
Stock options granted in
  connection with acquisition
  and related financing              -           -          -           -           115,000          -              -          115,000
-----------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002      4,631,276   2,526,242    $46,313     $25,262    $15,588,698      $(21,736)  $(10,669,578)   $4,968,959
-----------------------------------------------------------------------------------------------------------------------------------------

Net income                           -           -          -           -              -             -            22,241        22,241
Foreign currency translation
  adjustment                         -           -          -           -              -          315,921           -          315,921
                                                                                                                               -------
Comprehensive income - total         -           -          -           -              -             -              -          338,162
Issuance of common stock in
  private placement, net of
  offering costs of $73,510     2,400,000        -        24,000        -         1,102,490          -              -        1,126,490
Conversion of preferred shares    241,668    (241,668)     2,416      (2,416)         -              -              -             -
Cashless exercise of common
  stock warrants                  189,751        -         1,898        -            (1,898)         -              -             -
Employee stock option expense        -           -          -           -            57,400          -              -           57,400
-----------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003      7,462,695   2,284,574    $74,627     $22,846    $16,746,690      $294,185   $(10,647,337)   $6,491,011
=========================================================================================================================================

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

        Concentration of Credit Risk — Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions, and the Company’s policy is designed to limit exposure to any one institution. The Company’s accounts receivable is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the company ceases collection efforts.

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

        Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company’s long-term debt approximates book value as such notes are at market rates currently available to the Company.

        Patents and Trademarks – Patents and trademarks are stated on the basis of cost and are amortized over 12 to 17 years on a straight-line basis.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Goodwill — Goodwill of $1,110,967 represents the excess of the purchase price over the fair value of identifiable net assets acquired in the 1998 acquisition of Sunshine Products. This business combination was accounted for as a purchase. The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but instead are subject to periodic (annual) testing for impairment. The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. The Company conducted the required annual impairment review in the fourth quarter of 2003 and determined that the goodwill carrying value is not impaired.

        Long Lived Assets — In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long Lived Assets” the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

        Cash Flow Information — Interest paid during 2003 and 2002 amounted to $170,233 and $88,567, respectively.

        Stock Based Compensation — SFAS No.123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense or to continue with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company’s stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, generally no compensation expense is recognized. During 2003, certain executives received common stock options with vesting based on the achievement of certain performance targets. The Company recognized compensation expense of $57,400 in 2003 related to these options. As of December 31, 2003, there were no unvested performance-based options outstanding.

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rate of 4.0%, dividend yield of 0%; a volatility factor of the expected market price of the Company’s Common Stock of 1.663 and 0.753, respectively; and an expected option life of 5 years.

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

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

	2003	2002

Net income - as reported	$22,241	$61,368
APB 25 compensation expense	57,400	-
Pro forma compensation expense	(646,007)	(199,380)

Pro forma net loss	$(566,366)	$(138,012)

Income (loss) per common share - basic
As reported	$0.00	$0.02
Pro forma	$(0.09)	$(0.04)

Income (loss) per common share - diluted
As reported	$0.00	$0.01
Pro forma	$(0.09)	$(0.04)

        The weighted average fair value per share of options granted during 2003 and 2002 was $0.96 and $0.39, respectively.

        Income Taxes — The Company accounts for taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

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

        Advertising and Promotion Costs — Advertising and promotion costs are expensed in the year incurred and were $234,919 and $260,631 in 2003 and 2002, respectively.

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

        Reclassifications – Certain reclassifications have been made to prior year amounts reported to conform with the 2003 presentation.

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

        The acquisition was accounted for as a purchase and the acquisition cost of $3,976,425 was allocated to assets and liabilities based upon estimates of their fair values. Assets acquired totaled $3,976,425 and liabilities were $2,888,882. Cash payments of $1,060,543 and stock options valued at $27,000 were also issued as part of the purchase consideration. The following table summarizes the estimated fair values of the assets and liabilities at the date of acquisition:

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

                                        Assets Acquired
                                        ---------------

     Cash                                      $     12,781
     Receivables                                  1,268,983
     Inventory                                    1,732,853
     Property and equipment                         842,296
     Other assets                                   119,512

       Total assets acquired                                         $3,976,425

                                      Consideration Paid
                                      ------------------

     Senior debt                                 $2,397,893
     Other liabilities                              490,989

       Total liabilities and debt                                    $2,888,882

     Cash payments                                                    1,060,543
     Stock options granted                                               27,000

       Total consideration paid                                      $3,976,425

        The unaudited pro forma information below presents results of operations as if the acquisition had occurred on January 1, 2002. The pro forma information is based on historical results and is not necessarily indicative of the operations of the combined entity had the acquisition occurred on January 1, 2002, nor is it necessarily indicative of future results.

                                                   Year Ended December 31, 2002
                                                   ----------------------------

    Net sales                                                $17,480,000

    Net loss                                                 $(1,100,000)

    Loss per common share - basic and diluted                   $(0.29)

        The Dumex Medical Inc. operating results included in the foregoing condensed operating results for the year ended December 31, 2002 have been translated at the average exchange rate of 1.5706 Canadian dollars to 1 U.S. dollar.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

3.     Accounts Receivable

        Accounts receivable include the following:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----

    Trade accounts receivable                        $2,802,985      $1,943,674
    Less:  Allowance for doubtful accounts              (35,785)        (40,000)
           Allowance for trade rebates                 (212,000)        (96,000)
                                                      ----------      ----------
         Net trade receivables                        2,555,200       1,807,674
    Other receivables                                    71,892         168,319
                                                      ----------      ----------

         Total receivables                           $2,627,092      $1,975,993
                                                      ==========      ==========

        The allowance for trade rebates reflects estimated rebates embedded in outstanding trade receivables. Other receivables at December 31, 2003 include $34,709 related to the sale of the Dumex Medical Canada Inc. narcotics product line that was sold in December 2003. Other receivables at December 31, 2002 include $133,065 related to a contract settlement fee recorded in connection with the Dumex Medical Inc. acquisition that was received in January 2003.

4.     Inventories

        Inventories include the following:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----

        Finished goods                               $2,814,651      $2,111,546
        Work in process                                 172,536          91,788
        Packaging materials                             307,635         287,903
        Raw materials                                   708,436         384,518
                                                      ----------      ----------

             Total inventory                         $4,003,258      $2,875,755
                                                      ==========      ==========

5.     Property and Equipment

        Property and equipment include the following:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----

        Machinery and equipment                      $1,277,352      $1,043,383
        Furniture and fixtures                          183,967         165,858
        Leasehold improvements                           49,541          40,714
                                                      ----------      ----------
             Gross property and equipment             1,510,860       1,249,955
        Less:  accumulated depreciation                (433,172)       (262,064)
                                                      ----------      ----------

             Net property and equipment              $1,077,688      $  987,891
                                                      ==========      ==========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

6.     Patents and Trademarks

        Patents and trademarks include the following:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----

        Patents and trademarks                       $  444,067      $  444,067
        Less:    accumulated amortization              (320,396)       (303,689)
                                                      ----------      ----------

                 Patents and trademarks, net         $ 123,671       $  140,378
                                                      ==========      ==========

        At December 31,2003, the expected amortization of patents and trademarks is $16,707 per year in 2004 through 2008. The weighted average remaining useful life of these intangibles is 7.4 years.

7.     Other Assets

        Other assets include the following:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----

        Deferred financing costs, net                $   77,415      $  162,314
        Deposits                                         69,834          57,863
        Other                                            44,449            -
                                                      ----------      ----------

             Total other assets                      $  191,698      $  220,177
                                                      ==========      ==========

8.     Short-Term Borrowings

        Short-term borrowings include the following:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----

        U.S. line of credit                                -         $1,000,000
        Canadian line of credit                      $1,361,708         962,627
                                                      ----------      ----------

             Total short-term borrowings             $1,361,708      $1,962,627
                                                      ==========      ==========

        U.S. Line of Credit

        In March, 2003 the Company entered into a one year line of credit agreement (subject to annual renewal) with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,000,000. On December 24, 2003, the Company entered into a new one year line of credit agreement with its U.S. lender for a maximum principal amount of $3,000,000. No funds have been drawn against the line to date. Advances will be utilized to fund strategic initiatives and for general working capital purposes. The Company terminated its prior U.S. line of credit on February 28, 2003 by repaying the $1,000,000 outstanding indebtedness and paying a $50,000 early termination fee. In addition, the Company charged $66,342 to interest expense for deferred financing costs associated with the prior U.S. line of credit.

        The Company may request advances under the Agreement up to the value of 80% of eligible U.S. receivables (as defined) and 50% of eligible U.S. inventory (as defined), excluding work-in-process inventory. Interest on outstanding advances is payable monthly in arrears at the one month LIBOR rate (as published in “The Wall Street Journal”), plus 3.0%, or 4.1% on December 31, 2003. In addition, the Company will pay an annual line fee of $30,000. This line fee and any one-time lender or legal costs associated with securing the line of credit will be deferred and amortized to interest expense over the line term of one year.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

        Canadian Line of Credit

        On December 30, 2003, the Company renewed its revolving credit facility agreement (the “Dumex Agreement”) for a maximum principal amount of $1,700,000 with a Canadian bank. The renewed credit facility expires on December 31, 2004. The Company’s wholly owned Canadian subsidiary, Dumex Medical Canada Inc., may request advances under the Dumex Agreement up to the value of seventy-five percent (75%) of its eligible receivables (as defined) and fifty percent (50%) of eligible inventory (as defined) up to a maximum of $730,000. Interest on outstanding advances is payable monthly at the prime rate (as defined) plus 1.0%, or 5.5% for advances outstanding at December 31, 2003. Outstanding advances are secured by all tangible and intangible assets of Dumex Medical Canada Inc. In addition, the Canadian bank has a second lien security interest in the assets of the Company’s U.S. operations. The Company has also guaranteed payment of amounts due under the Dumex Agreement.

        Over the term of the Dumex Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. These covenants are measured at the end of each month. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Dumex Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $385,000 of working capital to Dumex Medical Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        As security for indebtedness of the Company’s subsidiary, Dumex Medical Canada Inc., the Company has accorded a Canadian bank its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. In connection with the Dumex Agreement and in return for a standby letter of credit in the amount of $200,000 against the new line of credit, the Canadian bank has agreed not to exercise its rights under its second lien security interest and guarantee against the Company’s U.S. assets without the U.S. lender’s approval. The standby letter of credit serves to reduce the Company’s potential borrowing capacity under the Agreement by $200,000.

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

        In connection with the conversion, the Company recognized an imputed non-cash interest charge of $165,200. A charge of $45,000 was taken to account for the value of the reset concession granted to the bondholders. This charge was amortized over the eighteen-month term of a reset concession. A charge of $120,200 was taken immediately in 2002 to account for the conversion terms associated with the accrued interest.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

10.   Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----

     Accrued compensation and related taxes          $  105,783      $  233,093
     Accrued sales, goods and services taxes            154,974          59,217
     Other                                               52,558         153,481
                                                      ----------      ----------

       Total accrued expenses and other current
         liabilities                                 $  313,315      $  445,791
                                                      ==========      ==========

11.   Long-Term Debt

        Long-term debt includes the following:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----

     Canadian term loan                              $1,025,839      $  987,576
     Capital lease obligations                            2,862          31,372
                                                      ----------      ----------

          Total debt                                  1,028,701       1,018,948
     Less:  current maturities                          178,720         173,493
                                                      ----------      ----------

          Long-term debt                             $  849,981      $  845,455
                                                      ==========      ==========

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc., the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 5.75% at December 31, 2003. The term loan is secured by all tangible and intangible assets of Dumex Medical Canada Inc. and subject to the same financial covenants applicable to the operating line of credit (See Note 8).

        The Company has commitments under a capital lease for certain manufacturing equipment. Payments consisting of principal and accrued interest at an annual rate of 10.75% are made monthly. The lease expires in August 2004.

        The following are the term loan and capital lease maturities for the next 4 years:

                      Term Loan            Capital Lease           Total
                      ---------            -------------           -----

     2004            $  175,858                $2,862           $  178,720
     2005               188,199                  -                 188,199
     2006               212,881                  -                 212,881
     2007               448,901                  -                 448,901
                      ---------                 -----            ---------

                     $1,025,839                $2,862           $1,028,701
                      =========                 =====            =========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        During the period January 1, 2004 through February 20, 2004, the Company entered into two capital leases with total lease commitments of $215,600. The Company entered into a 36 month computer equipment and a 60 month distribution center related equipment lease with lease commitments of $50,600 and $165,000, respectively. The Company also entered into two operating leases with total lease commitments of $80,600 for telephone system, computer networking and office equipment.

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

        There are 1,071,346 shares of series D convertible preferred stock outstanding. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

        Stock Purchase Warrants

        At December 31, 2003, the Company had warrants outstanding to purchase the Company’s common stock as outlined below:

    Series       Number of Warrants      Exercise Price    Expiration Date
    ------       ------------------      --------------    ---------------

      E                1,870,007              $0.85        July 18, 2005
      F                1,309,441              $0.57        January 6, 2007

        The Company’s 666,673 series B warrants with an exercise price of $6.75 per share expired on June 15, 2002. In connection with the conversion of the Company series C and D convertible bonds on January 2, 2002, 1,309,441 series F warrants were issued. In July 2003 there was a cashless exercise of 330,002 series E warrants into 189,751 shares of common stock.

        Other Equity Transactions

        In June 2003, the Company closed a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share initiated in January 2002. Total offering proceeds of $1,879,810, net of $120,190 in offering expenses, were used to fund strategic initiatives and for general working capital purposes.

        In July 2003, a total of 241,668 shares of series B, C and D preferred stock were converted into 241,668 shares of common stock.

        In May 2002, a total of 624,167 shares of series A, B and C preferred stock were converted into 624,167 shares of common stock.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Shares Reserved for Future Issuance

        At December 31, 2003, the Company has reserved the following shares of common stock for future issuance:

    Convertible preferred shares (series A - D)           2,284,574
    Common stock options outstanding                      3,676,155
    Common stock options available for grant                604,500
    Common stock warrants (series E - F)                  3,179,448
                                                          ---------

    Total common stock shares reserved                    9,744,677
                                                          =========

13.   Operating Segments

        The Company consists of three operating segments: wound care, wound closure-fasteners and skin care. Products in the wound care segment consist of basic and advanced dressings, ointments and sprays designed to treat wounds. Wound closure-fasteners products include wound closure strips, nasal tube fasteners, a variety of catheter fasteners and net dressings. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care / hygiene programs. Dumex Medical Canada Inc.‘s operating results have been included in the wound care segment for all of 2003 and in 2002 since the acquisition date of August 26, 2002.

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

         Segment sales and gross profit for 2003 and 2002 are as follows:

                                        Year Ended December 31, 2003
                                        ----------------------------

                                        Wound Closure-                                    Total
                          Wound Care      Fasteners        Skin Care    Other Costs      Company
                          ----------      ---------        ---------    -----------      -------

Net sales                $12,873,602       $3,005,517     $2,062,332           -       $17,941,451
                          ----------        ---------      ---------     -----------    -----------

Gross profit               4,150,237        1,467,747        519,565           -         6,137,549
Total expenses                  -                -              -       $(6,115,308)    (6,115,308)
                                                                                        -----------

Net income                                                                             $    22,241
                                                                                        ===========

Net long-lived assets    $   992,628            -         $1,328,507    $     26,123   $ 2,347,258
                          ==========                       =========     ============   ===========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

                                        Year Ended December 31, 2002
                                        ----------------------------

                                        Wound Closure-                                    Total
                          Wound Care      Fasteners        Skin Care    Other Costs      Company
                          ----------      ---------        ---------    -----------      -------

Net sales                $  6,007,456      $3,157,218     $2,584,798           -       $11,749,472
                          ----------        ---------      ---------     -----------    -----------

Gross profit                2,815,534       1,579,807        864,861           -         5,260,202
Total expenses                   -               -              -       $(5,198,834)    (5,198,834)
                                                                                        -----------

Net income                                                                             $    61,368
                                                                                        ===========

Net long-lived assets    $    946,321            -         $1,250,536   $    42,379    $ 2,239,236
                          ==========                       =========     ============   ===========

        Long-lived assets consist of property and equipment, patents and trademarks and goodwill. Wound care long-lived assets consist principally of Dumex Medical Canada Inc. property and equipment and patents and trademarks. Wound closure and fastener products are for the most part outsourced and accordingly are not supported internally by long-lived assets. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. and property and equipment associated therewith.

        A geographical breakdown of the Company’s sales, gross profit and long-lived assets is outlined below:

                         United States      Canada        Other        Total
                         -------------      ------        -----        -----
2003
----

Net sales                  $9,163,379     $8,004,926    $773,146    $17,941,451
                            ---------      ---------     -------     ----------
Gross profit               $4,340,601     $1,526,348    $270,600    $ 6,137,549
                            ---------      ---------     -------     ----------
Net long-lived assets      $1,531,415     $  757,321    $ 58,522    $ 2,347,258
                            ---------      ---------     -------     ----------

2002
----

Net sales                  $8,799,412     $2,274,516    $675,544    $11,749,472
                            ---------      ---------     -------     ----------
Gross profit               $4,615,202     $  410,000    $235,000    $ 5,260,202
                            ---------      ---------     -------     ----------
Net long-lived assets      $1,439,254     $  757,159    $ 42,823    $ 2,239,236
                            ---------      ---------     -------     ----------

        Other sales and gross profit relate principally to wound closure-fastener sales in Europe. Other long-lived assets relate to the Company’s manufacturing facility in China.

14.   Income Taxes

        Income before income taxes consists of the following components:

                                                        2003            2002
                                                        ----            ----
    Domestic                                         $ (3,620)      $ 243,582
    Foreign                                            25,861        (182,214)
                                                       -------       ---------

    Total income before income taxes                 $ 22,241       $  61,368
                                                       =======       =========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----
    Deferred tax liabilities:
       Prepaid insurance                             $  (12,326)     $  (10,531)
       Patent amortization                              (44,755)        (51,537)
       Deferred financing costs                          (5,267)        (26,930)
                                                      ----------      ----------
         Total deferred tax liabilities                 (62,348)        (88,998)
    Deferred tax assets:
       Net operating loss carryforwards - U.S.        2,741,346       2,849,013
       Net operating loss foreign                        53,296          61,953
       Depreciation                                      60,418          80,481
       Amortization of intangibles                       85,881          94,759
       Accrued expenses                                 159,007         148,931
       Allowance for doubtful accounts                   12,178          16,237
       Other                                             23,301          16,814
                                                      ----------      ----------
         Gross deferred tax assets                    3,135,427       3,268,188
       Valuation allowance                           (3,073,079)     (3,179,190)
                                                      ----------      ----------
         Total deferred tax assets                       62,348          88,998
                                                      ----------      ----------

    Net deferred tax assets                          $     -         $     -
                                                      ==========      ==========

        The majority of the valuation allowance relates to net operating loss carryforwards for which realization is not assured.

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                            December 31,
                                                       ----------------------
                                                        2003            2002
                                                        ----            ----

    Tax expense at U.S. statutory rates              $    7,562      $   21,596
    Differential in foreign taxes                        (8,793)         61,953
    Use of net operating loss carryforwards             (67,529)        (93,715)
    Nondeductible expenses                               68,760          10,166
                                                      ----------      ----------

    Provision for income taxes                       $     -         $     -
                                                      ==========      ==========

        At December 31, 2003, the Company has net operating loss carryforwards of approximately $6,750,000 for federal income tax purposes that begin to expire in years 2012 through 2020. For state income tax purposes, the Company has net operating loss carryforwards of approximately $6,750,000 that expire in years 2004 through 2010. As of December 31, 2003, the Company has foreign net operating loss carryforwards of approximately $157,000 which begin to expire in 2009. The timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code section 382 regarding changes in ownership of corporations.

15.   Operating Leases

        The Company has operating lease agreements for its facilities and equipment expiring in various years through 2009. Expense under these agreements amounted to $636,298 and $399,941 in 2003 and 2002, respectively. Minimum future rental payments under non-cancelable operating leases as of December 31, 2003 are:

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

         Year Ending                              Minimum Future
         December 31,                                Payments
         ------------                                --------

            2004                                   $  623,949
            2005                                      633,593
            2006                                      672,313
            2007                                      496,730
            2008                                      278,066
            Thereafter                                 45,118
                                                    ---------

         Total minimum future rental payments      $2,749,769
                                                    =========

16.   Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 1,300,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Options under the plan to purchase 671,000 shares of common stock were granted to officers, directors, agents and employees in 2003 with exercise prices ranging from $0.90 to $1.70 per share. As of December 31, 2003, options to purchase 695,500 shares of the Company’s common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). Non-plan options to purchase 221,740 and 1,698,000 shares of common stock were granted to officers, directors, agents and employees in 2003 and 2002, respectively, with exercise prices ranging from $0.37 to $1.70 per share. All non-plan options were granted at the fair market value at the date of grant. As of December 31, 2003, non-plan options to purchase 2,980,655 shares of the Company’s common stock were issued and outstanding.

        A summary of the Company’s stock option activity and related information for the years ended December 31, 2003 and 2002 follows:

                                               2003                               2002

                                                   Weighted                       Weighted
                                                   Average                        Average
                                     Options    Exercise Price      Options    Exercise Price
                                     -------    --------------      -------    --------------

Outstanding - beginning of year    2,787,915        $1.11         1,273,435        $1.97
  Granted                            946,000        $1.01         1,698,000        $0.55
  Forfeited                          (57,760)       $0.57          (183,520)       $2.06
                                   ----------                     ----------

Outstanding - end of year          3,676,155        $1.09         2,787,915        $1.11
                                   =========                      =========

Exercisable at end of year         2,501,705        $1.22         1,352,415        $1.71
                                   =========         ====         =========         ====

        Exercise prices for options outstanding December 31, 2003 ranged from $0.37 to $12.50. The weighted average remaining contractual life of options outstanding at December 31, 2003 was 7.6 years.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

17.   Related Party Transactions

        The Company has a consulting agreement with its founder, former president and former director. In 2003 and 2002 compensation and reimbursed expenses under this agreement were $34,167 and $56,742, respectively.

        The Company purchases marketing services from a firm owned by the son of a director. Total expenses for services rendered in 2003 and 2002 were $16,832 and $54,371, respectively.

        A director of the Company is a general partner in the firm that owned $475,000 of convertible bonds which were converted into common stock in January 2002. This firm also holds a significant equity ownership in the Company.

18.   Retirement Benefits

        The Company maintains a profit sharing/401(k) plan for eligible full-time U.S. employees. Participants may contribute up to 12% of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan. Company contributions to the plan for the years ended December 31, 2003 and 2002 were $31,437 and $35,723, respectively.

19.   Distribution Agreement

        As of November 23, 1999 the Company entered into a 4 year agreement to serve as the exclusive distributor in the United States for certain catheter fasteners. The manufacturer of the fasteners has given the Company the required nine months notice of its intention not to renew the agreement in its present form. Accordingly, the Company’s rights under the current agreement will terminate on August 23, 2004. The parties are presently engaged in negotiations with a view to executing a new agreement. However, no assurance can be given that these negotiations will prove successful. Annual sales of catheter fasteners under the current agreement aggregate approximately $750,000.

20.   Acquisition of Kimberly-Clark Corporation's Wound Care Assets and Related Increase in U.S. Line of Credit

        On January 9, 2004, the Company purchased substantially all of Kimberly-Clark Corporation’s wound care product line. Kimberly-Clark Corporation’s annual sales relative to this product line approximated $2.0 million. The assets acquired consist of manufacturing equipment, product rights and other intangibles. The purchase price for the assets was approximately $2.0 million. The purchase price was (or will be) paid as follows: (1) $ 300,100 paid at closing; (2) $1,566,000 via a seller financed promissory note due December 31, 2004, without interest; and (3) $133,900 cash to be paid as incurred for estimated transaction costs. The purchase price has been preliminarily allocated to equipment in the amount of $1,600,000 and intangible assets in the amount of $400,000 based upon these assets’ estimated fair market values.

        In accordance with the purchase agreement, the Company began to record sales effective January 9, 2004. Kimberly-Clark will manufacture wound care products, for the account of the Company, at its facility through March 31, 2004 to meet current customer demand and to build sufficient inventory to cover the period during which production at the Kimberly-Clark facility is discontinued and the equipment is transferred to the Company’s facility in Toronto, Canada. Upon cessation of manufacturing at Kimberly-Clark’s facility, the Company will purchase, in accordance with a pre-determined formula, inventory consisting of raw materials and a three to four months supply of finished goods. The price of this inventory is estimated to be $750,000. Cash on hand or draws against available credit lines will be used to pay for this inventory.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The Company expects that it will take three months from the date of cessation of manufacturing at Kimberly-Clark to transfer, install and validate the equipment and commence manufacturing in Toronto, Canada. The cost to complete the transfer is estimated at $300,000. The majority of this cost is expected to be capitalized.

        On January 30, 2004 the Company entered into a new one year line of credit agreement with its U.S. lender. The maximum principal amount of the line increased to $4,000,000 from $3,000,000. Estimated maximum potential advances under the agreement are equal to the lesser of (A) $4,000,000 or (B) the sum of (i) 80% of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company’s behalf up to $1,000,000, less the aggregate of any outstanding letters of credit issued by the lender. All other terms and conditions of the agreement remained unchanged. In connection with entering into the new line of credit agreement, the Company deposited $1,000,000 of cash in a restricted account with the U.S. lender and the lender issued an irrevocable standby letter of credit on the Company’s behalf for the benefit of Kimberly-Clark Corporation in the amount of $1,566,000.

21.   Subsequent Events

Common Stock Private Offering

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds of $1,975,000, net of $185,000 in estimated offering expenses, will be used to fund strategic initiatives and for general working capital purposes.

Termination of William M. Goodwin Employment

        On March 9, 2004 the Company terminated the employment of William M. Goodwin, its Executive Vice President and President of its Dumex Medical Canada Inc. subsidiary. Mr. Goodwin’s duties will be assumed by the Company President and Chief Executive Officer, Edward J. Quilty. The Company does not expect that the departure of Mr. Goodwin will have an adverse effect upon its operations or those of its Dumex Medical Canada subsidiary. The Company anticipates taking a charge of approximately $250,000 in the first quarter, 2004 relative to severance and other costs related to Mr. Goodwin’s termination.

Item 8A.   Controls and Procedures

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

        The directors and executive officers of the Company are:

Name	Age	Position held with the Company

Edward J. Quilty (1)	53	Chairman, President and Chief Executive Officer
John E. Yetter, CPA	51	Vice President and Chief Financial Officer
Robert C. Cole	51	Vice President - Sales & Marketing
Srini Conjeevaram (1)(2)(3)	45	Director
Stephen T. Wills, CPA, MST (1)(2)(3)	47	Director
James T. O'Brien (2)	65	Director
C. Richard Stafford, Esq. (2)(3)	68	Director
Richard J. Keim (2)(3)	68	Director
William Goodwin (4)	44	Executive Vice President - President Dumex Medical Canada Inc.

_______________
(1)   Member of the Nominating Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Audit Committee.
(4)   Effective March 9, 2004, Mr. Goodwin's employment with the Company and its Canadian subsidiary was terminated.

Information Relative to Directors and Executive Officers

        Edward J. Quilty has served as Chief Executive Officer of the Company since November, 1996, Chairman of the Board since May, 1996 and as a director of the Company since March, 1996. Mr. Quilty was the Chairman of the Board of Palatin Technologies, Inc., a publicly traded biopharmaceutical company specializing in peptide drug design for diagnostic and therapeutic agents from November, 1995 until May, 2000. During the period November, 1996 through May, 2000 Mr. Quilty held the Chief Executive Officer positions at both the Company and Palatin Technologies, Inc. From July, 1994 through November, 1995, he was President and Chief Executive Officer of MedChem Products, Inc., a publicly traded developer and manufacturer of specialty medical products which was acquired by C. R. Bard in November, 1995. From March, 1992 through July, 1994 Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc., a publicly traded developer and manufacturer of specialty medical products including wound healing agents. The assets of Life Medical Sciences were purchased by MedChem Products, Inc. During the period January, 1987 through September, 1991 Mr. Quilty served as Vice President - Sales and Marketing and later as Executive Vice President with McGaw Laboratories, a pharmaceutical and medical device company. Previously, he served from 1974 in a variety of sales, marketing and management positions with Baxter/American Hospital Supply Corporation. Mr. Quilty has over 25 years of experience in the healthcare industry primarily in strategic planning, management and sales and marketing. Mr. Quilty is director of the MedTech Group, a privately held medical products company. He earned a Bachelor of Science degree from Southwest Missouri State University, Springfield, Missouri in 1973 and a Master of Business Administration degree from Ohio University, Athens, Ohio in 1987.

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

        William M. Goodwin has served as Executive Vice President of the Company and President of the Company's subsidiary, Dumex Medical Canada Inc., since August, 2002. Effective March 9, 2004, Mr. Goodwin's employment with the Company and its Canadian subsidiary was terminated. Mr. Goodwin is the founder and former President of Dumex Medical Inc. In 1998, Mr. Goodwin, as a member of the Team Canada Mission, accompanied the Canadian Prime Minister and Provincial Premiers on trade missions to Mexico and South America. He served two years on the Executive Committee, a worldwide association of corporate Presidents organized to develop and promote business excellence. Mr. Goodwin has over 25 years experience in the medical products industry. He received a certificate in marketing from Ryerson University, Toronto, Ontario.

        Robert C. Cole has served as the Company's Vice President - Sales and Marketing since January, 2003. Prior to joining the Company, Mr. Cole held a variety of executive sales positions with B. Braun Medical and predecessor firms beginning in 1974, most recently as Vice President, Sales, Eastern Zone. Mr. Cole earned his Bachelor of Science degree in Biology, cum laude, from St. Vincent's College, Latrobe, Pennsylvania, in 1974.

        Srini Conjeevaram has served as director of the Company since May, 1998. Mr. Conjeevaram has been the General Partner and Chief Financial Officer of Galen Associates, a healthcare venture capital firm, since January, 1991. Prior to his affiliation with Galen Associates, he was an Associate in Corporate Finance at Smith Barney from July, 1989 to December, 1990 and a Senior Project Engineer for General Motors Corporation from April, 1982 to July, 1987. Mr. Conjeevaram serves as a director of Halsey Drug Company, Inc., a publicly traded company, and ONI Incorporated. He earned a Bachelor of Science degree in Mechanical Engineering from Madras University, Madras, India, a Master of Science degree in Mechanical Engineering from Stanford University, Stanford, California, and a Master of Business Administration in Finance from Indiana University, Bloomington, Indiana.

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

        James T. O'Brien has served as a director of the Company since May, 2001. He currently serves as the President and Chief Executive Officer of O'Brien Marketing & Communications. Previously, Mr. O'Brien served from 1989 to 1991 as President and Chief Operating Officer for Elan Corporation (NYSE: ELN), a multi-national medical products and pharmaceutical company. In 1986, Mr. O'Brien founded O'Brien Pharmaceuticals and served as its President and Chief Executive Officer until the acquisition of this company by Elan Corporation. During the period 1980 to 1986, Mr. O'Brien held several division presidencies with the Revlon Health Care Group. Prior to his association with Revlon, he served for seventeen years with Sandoz Pharmaceuticals, Inc., most recently as Vice President of U.S. Marketing and Sales. Mr. O'Brien serves on the boards of directors of CyDex, Inc. and Benedictine College. He earned a Bachelor of Science in Business Administration from Benedictine College, Atchison, Kansas, in 1960 and attended the Harvard University Advanced Management Program in 1974.

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

        Richard J. Keim has served as a director of the Company since May, 2002. He is the founder and Managing Director of Kensington Management Group, LLC, a portfolio manager with assets in excess of $70 million. Prior to organizing Kensington in 1986, Mr. Keim founded and served as Executive Vice President of the Buckingham Research Group Incorporated, a registered broker-dealer, from 1982 through 1993 and Executive Vice President and Chief Investment Officer of Buckingham Capital Management from 1985 until 1993. Mr. Keim received his Bachelor of Arts in Business Administration from the University of Wisconsin and his Master of Business Administration from the University of Chicago. He is a Senior Security Analyst, a Chartered Financial Analyst, and a member of the New York Society of Security Analysts and the Financial Analyst Federation.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed with the exception of Form 4 - Statement of Changes in Beneficial Ownership of Securities by Srini Conjeevaram, James T. O'Brien, C. Richard Stafford, Esq. and Richard J. Keim the filing of which was untimely.

Item 10. Executive Compensation

Compensation of Outside Directors

        Upon election or appointment, outside directors receive options to purchase 20,000 shares of the Company's Common Stock at a price per share equal to the fair market value of the Common Stock on the date of the option grant. These options vest at the rate of 5,000 on the date of grant and 5,000 per year thereafter. For each year of service, outside directors receive options to purchase 70,000 shares of the Company's Common Stock at a price per share equal to the fair market value of the Common Stock on the date of the option grant. These options vest at the rate of 55,000 on the date of grant and 5,000 per year thereafter. All directors are reimbursed for expenses incurred in connection with each board and committee meeting attended. Inside directors receive no compensation for their services as directors.

Compensation of Executive Officers

Summary Compensation Table

        The following table shows all compensation paid by the Company for the years 2001, 2002 and 2003 to: its Chief Executive Officer, four individuals who served as the Company's officers or directors on December 31, 2003 whose compensation exceeded $100,000 for their services (in all capacities) and up to two individuals who would have been disclosed herein under the foregoing criteria if they had been officers on December 31, 2003:

                                         Annual Compensation
                                         -------------------    # of Options    All Other
Name and Principal Position      Year    Salary        Bonus       Granted     Compensation
---------------------------      ----    ------        -----       -------     ------------

Edward J. Quilty                 2003   $250,000          --         75,000       $10,745
Chairman, President and          2002   $247,167      $30,000        30,000       $10,245
Chief Executive Officer          2001   $187,583          --        225,000        $5,745

John E. Yetter, CPA              2003   $182,500      $25,000        40,000        $6,000
Vice President and               2002   $174,458      $20,000        20,000        $5,500
Chief Financial Officer          2001   $152,020          --        100,000          $803

William M. Goodwin               2003   $172,216          --            --         $15,341
Executive Vice President         2002    $56,644 (1)  $63,686       500,000         $4,356 (1)

Robert C. Cole                   2003   $155,000          --            --          $7,200
Vice President - Sales and       2002        --           --        175,000            --
Marketing

Martha A. Crimmins               2003   $100,000       $5,215        30,000        $3,156
Vice President - Operations      2002    $92,645       $9,282           --         $3,058
                                 2001    $90,000       $8,100        50,000        $1,062

_________________

(1)     Represents compensation earned during the period August through December, 2002.

Option Grants Table

        The following table sets forth information regarding grants of stock options to the following named executive officers and directors during the year ended December 31, 2003:

                                            Percent of Total
                                           Options Granted to    Exercise
                            # of Options     Employees and        Price
              Name             Granted      Directors in 2003    ($/Share)   Expiration Date
              ----          ------------   ------------------    ---------   ---------------

C. Richard Stafford, Esq.      70,000 (1)        7.40%            $0.90      May 22, 2013
Srini Conjeevaram              70,000 (1)        7.40%            $0.90      May 22, 2013
Richard J. Keim                70,000 (1)        7.40%            $0.90      May 22, 2013
James T. O'Brien               70,000 (1)        7.40%            $0.90      May 22, 2013
Edward J. Quilty               75,000 (2)        7.93%            $0.37      March 25, 2013
Stephen T. Wills, CPA, MST     70,000 (1)        7.40%            $0.90      May 22, 2013
John E. Yetter, CPA            40,000 (3)        4.23%            $0.37      March 25, 2013

_________________

(1)     These options vest at the rate of 55,000 on the date of grant and 5,000 per year thereafter.

(2)     These options vest at the rate of 6,250 on the date of grant, 50,000 at December 31, 2003 and 6,250 per year thereafter.

(3)     These options vest at the rate of 5,000 on the date of grant, 20,000 at December 31, 2003 and 5,000 per year thereafter.

Aggregate Year End Option Value Table

        The following table sets forth information regarding the aggregate number and value of options to purchase Common Stock held by the named executive officers as of December 31, 2003. No options have been exercised:

                                   Number of Shares              $ Value of Unexercised
                                Underlying Unexercised            In-The-Money Options
                             Options at December 31, 2003         At December 31, 2003 (1)
                             ----------------------------      ----------------------------
   Name                      Exercisable    Unexercisable      Exercisable    Unexercisable
   ----                      -----------    -------------      -----------    -------------

   Edward J. Quilty            345,305         120,750           $85,793         $50,258
   John E. Yetter, CPA         157,000          63,000           $85,570         $26,430
   William M. Goodwin          500,000               0          $250,000              $0
   Martha A. Crimmins           36,000          44,000           $12,000          $8,000
   Robert C. Cole               70,000         105,000           $35,000         $52,500

_________________

(1)     Determined based on the fair market value for the Company’s Common Stock at December 31, 2003 of $1.19 per share.

Employment Arrangements

Edward J. Quilty

        The Company employs Edward J. Quilty, its Chairman, President and Chief Executive Officer, pursuant to a two-year employment agreement, effective March 1, 2004, providing for base compensation in the amount of $295,000 per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of two-years’ base salary upon failure of the Company to renew the agreement for successive two-year terms or for termination of Mr. Quilty’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Quilty may, within six-months of the change in control, tender his resignation and receive two-years’ severance compensation.

John E. Yetter, CPA

        The Company employs John E. Yetter, CPA, its Vice President and Chief Financial Officer, pursuant to a one-year employment agreement, effective March 1, 2004, providing for base compensation in the amount of $195,000 per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms or for termination of Mr. Yetter’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Yetter may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation.

Robert C. Cole

        The Company employs Robert C. Cole, its Vice President for Sales and Marketing, pursuant to a one-year employment agreement, effective March 1, 2004, providing for base compensation in the amount of $170,000 per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms or for termination of Mr. Cole’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Cole may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation.

Martha A. Crimmins

        The Company employs Martha A. Crimmins, its Vice President – Operations, pursuant to an employment agreement dated December 28, 2001. The agreement as amended, provides for base compensation of $110,000 per year together with performance-based bonuses. The agreement also provides for the payment of severance compensation in the amount of six months’ salary upon termination of the agreement by the Company other than “for cause”. In addition, upon a change in control of the Company, Ms. Crimmins may, within six-months of the change in control, tender her resignation and receive six months’ severance compensation.

William M. Goodwin

        The Company employed William M. Goodwin, its Executive Vice President and President of the Company’s Dumex Medical Canada subsidiary, pursuant to an agreement dated August 26, 2002. Effective March 9, 2004, Mr. Goodwin’s employment with the Company and its Canadian subsidiary was terminated. Mr. Goodwin’s employment agreement provides for the payment of severance compensation in the amount of two-years’ salary upon termination of the agreement by the Company other than “for cause”. At the time of his termination, Mr. Goodwin’s base compensation was at the annual rate of $250,000 (Canadian). Pursuant to his employment agreement, Mr. Goodwin was granted the option to purchase 500,000 shares of the Company’s common stock at a price $0.50 per share. These options are fully vested and may be exercised until the close of business June 7, 2004.

Stock Option Plan

        The Company adopted the Stock Option Plan (the “Plan”) July 18, 1991 and amended the Plan January 14, 1994, May 22, 1996, July 14, 1998 and February 6, 2003. The number of shares of Common Stock reserved for issuance pursuant to the Plan is 1,300,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as “incentive stock options” (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) nonqualified stock options (“NQSOs”). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the “Compensation Committee”). Subject to the provisions of the Plan, the Compensation Committee determines who is eligible to receive stock options, together with the nature, amount, timing, exercise price, vesting schedule and all other terms and conditions of the options to be granted.

        Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Stock options granted under the Plan which have lapsed or terminated revert to the status of “unissued” and become available for reissuance.

        At December 31, 2003, options to purchase 695,500 shares of the Company’s Common Stock at prices in the range of $0.90 to $5.00 per share were issued and outstanding under the Plan.

Equity Compensation Plan Information

        The following table provides information concerning the Company’s equity compensation plans or individual arrangements that were approved by shareholders and those that were not approved by shareholders as of December 31, 2003:

                                                                                Number of Securities
                                                                                Remaining Available
                              Number of Securities                              for Future Issuance
                               to be Issued Upon       Weighted-Average            Under Equity
                                  Exercise of          Exercise Price of        Compensation Plans
                              Outstanding Options,    Outstanding Options,    (Excluding Securities
Plan Category                 Warrants and Rights     Warrants and Rights     Reflected in Column 1)
-------------                 -------------------     -------------------     ----------------------
Equity Compensation Plans
Approved by Shareholders
                                   695,500 (1)              $1.35                    604,500
Equity Compensation Plans
Not Approved by
Shareholders                     2,980,655 (2)              $1.03                          0
                                 ---------                   ----                    -------

Total                            3,676,155                  $1.09                    604,500
                                 =========                   ====                    =======

_________________

(1)

The securities consist of Incentive Stock Options and Nonqualified Stock Options granted to officers, directors, employees and consultants in 1997, 1998 and 2003 pursuant to the Company’s Stock Option Plan. The per share exercise price of the options is in the range of $0.90 to $5.00. The shares of Common Stock underlying the options have not been registered under the Securities Act of 1933.

(2)

The securities consist of Nonqualified Stock Options granted to officers, directors, employees and consultants of the Company during the period 1995 through 2003. These options were effected pursuant to employment agreements or stock option agreements recommended by the Compensation Committee of the Company’s Board of Directors and approved by its Board of Directors. The per share exercise price of the options is in the range of $0.37 to $12.50. The shares of Common Stock underlying the options have not been registered under the Securities Act of 1933.

Code of Ethics

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer (controller) and persons performing similar functions. The Company has filed a copy of its code of ethics as Exhibit 10.42 to its Form 10-KSB filed on March 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The following table sets forth as of February 29, 2004 certain information regarding the current beneficial ownership of shares of the Company’s Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:

                                                          Number of Shares         Percent
Name and Address of Beneficial Owner (1)              Beneficially Owned (15)  Beneficially Owned (15)
----------------------------------------              -----------------------  -----------------------

Srini Conjeevaram (2).................................        6,050,516            53.52%
Richard J. Keim (3)...................................        1,740,500            21.68%
Hambrecht & Quist California (4)......................        1,064,167            13.47%
Edward J. Quilty (5)..................................          913,240            11.35%
William M. Goodwin (6)................................          500,000             6.28%
Dolphin Offshore Partners (7).........................          480,002             6.31%
Guerrilla Partners (8)................................          450,000             6.03%
Stephen T. Wills, CPA, MST (9)........................          415,336             5.35%
John E. Yetter, CPA (10)..............................          206,000             2.70%
James T. O'Brien (11).................................          192,100             2.52%
C. Richard Stafford, Esq. (12)........................          125,000             1.65%
Robert C. Cole (13)...................................           80,000             1.06%
All directors and officers as a group (9 persons) (14)        10,222,692               (*)

_________________

(1)	Except as otherwise noted, the address of each of the persons listed is: 214 Carnegie Center, Suite 100, Princeton, New Jersey 08540.

(2)

Srini Conjeevaram is a General Partner of the Galen III Partnerships. The Galen III Partnerships can be reached at: 610 Fifth Avenue, Fifth Floor, New York, New York 10020. Includes shares owned by Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. Ownership consists of: 1,762,000 shares of Common Stock; 125,003 shares of Class A Convertible Preferred Stock (“Class A Preferred”); 416,668 shares of Class B Convertible Preferred Stock (“Class B Preferred”); 619,055 shares of Class C Convertible Preferred Stock (“Class C Preferred”); 1,071,346 shares of Class D Convertible Preferred Stock (“Class D Preferred”); 550,003 warrants to purchase Common Stock exercisable at $0.75 per share (“Class E Warrants”); 1,309,441 warrants to purchase common stock exercisable at $0.50 per share (“Class F Warrants”); and exercisable options to purchase 197,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 29, 2004.

(3)

Richard J. Keim is a Managing Director of Kensington Management Group, LLC. Kensington Management Group, LLC can be reached at: 200 Park Avenue, New York, New York 10016. Includes shares owned by Kensington Partners L.P., Kensington Partners II L.P., Bald Eagle Fund Ltd., Peter Orthwein Managed Account and Peter Orthwein Family Trust. Ownership consists of: 1,175,500 shares of Common Stock, 440,000 Class E Warrants and exercisable options to purchase 125,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 29, 2004.

(4)	Hambrecht & Quist California can be reached at: One Bush Street, San Francisco, California 94104. Ownership consists of: 624,167 shares of Common Stock and 440,000 Class E Warrants.

(5)

Ownership consists of: 335,684 shares of Common Stock; 220,001 Class E Warrants; and exercisable options to purchase 357,555 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 29, 2004.

(6)	Ownership consists of: exercisable options to purchase 500,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 29, 2004.

(7)	Dolphin Offshore Partners can be reached at: 129 East 17th Street, New York, New York 10003. Ownership consists of: 333,334 shares of Common Stock and 146,668 Class E Warrants.

(8)

Guerrilla Partners can be reached at: 237 Park Avenue, New York, New York 10017. Includes shares owned by Guerrilla Partners and Guerrilla IRA Partners. Ownership consists of: 450,000 shares of Common Stock.

(9)

Ownership consists of: 119,668 shares of Common Stock; 58,668 Class E Warrants; and exercisable options to purchase 237,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 29, 2004.

(10)

Ownership consists of: 40,000 shares of Common Stock; and exercisable options to purchase 166,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 29, 2004.

(11)

Ownership consists of: 41,600 shares of Common Stock; and exercisable options to purchase 150,500 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 29, 2004.

(12)	Ownership consists of exercisable options to purchase 125,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 29, 2004.

(13)

Ownership consists of: 10,000 shares of Common Stock; and exercisable options to purchase 70,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of February 29, 2004.

(14)

Ownership consists of: an aggregate of 8,228,523 shares of Common Stock, Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred, Class E Warrants, Class F Warrants and options currently exercisable and exercisable within 60 days of February 29, 2004 to purchase shares of Common Stock.

(15)

The number of shares beneficially owned and the percent beneficially owned by each entity or individual assume the exercise of all exercisable options (including those that would be exercisable within 60 days of February 29, 2004), the exercise of all warrants and the conversion into Common Stock of all Convertible Preferred Stock owned by such entity or individual. The percent beneficially owned is a fraction the numerator of which is the number of shares of Common Stock beneficially owned by each entity or individual and the denominator of which is the number of outstanding shares of Common Stock plus the number of shares of Common Stock which would be issued upon exercise by the subject entity or individual of its/his/her own options and warrants and the conversion into Common Stock of its/his/her own Convertible Preferred Stock. This method of computing the percent beneficially owned results in the aggregate ownership percentages exceeding 100%.

(*)	In excess of 100 percent. See note 15.

Item 12. Certain Relationships and Related Transactions

        The Company has a consulting agreement with its founder, former president and former director. In 2003 and 2002 compensation and reimbursed expenses under this agreement were $34,167 and $56,742, respectively.

        The Company purchases marketing services from a firm owned by the son of a director. Total expenses for services rendered in 2003 and 2002 were $16,832 and $54,371, respectively.

        A director of the Company is a general partner in the firm that owns $475,000 of convertible bonds which were converted into common stock in January 2002. The firm also holds a significant equity ownership of the Company.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3.01	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company’s Proxy Statement filed on April 23, 1996 and incorporated herein by reference).

3.02	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).

3.03	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).

3.04	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).

3.05	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).

3.06	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. to be Designated Series C Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on August 20, 1999 and incorporated herein by reference).

3.07	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. to be Designated Series D Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

3.08	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).

10.01*	Employment Agreement, dated March 1, 2004, between the Company and Edward J. Quilty.

10.02*	Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and Edward J. Quilty (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.03*	Stock Option Agreement, dated August 24, 2001, between the Company and Edward J. Quilty.

10.04*	Stock Option Agreement, dated February 26, 2002, between the Company and Edward J. Quilty.

10.05*	Stock Option Agreement, dated March 25, 2003, between the Company and Edward J. Quilty.

10.06*	Employment Agreement, dated March 1, 2004, between the Company and John E. Yetter, CPA.

10.07*	Stock Option Agreement, dated August 28, 2000, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.31 to the Company's Form 10-KSB/A-1 filed on August 10, 2001 and incorporated herein by reference).

10.08*	Stock Option Agreement, dated August 24, 2001, between the Company and John E. Yetter , CPA.

10.09*	Stock Option Agreement, dated February 26, 2002, between the Company and John E. Yetter , CPA.

10.10*	Stock Option Agreement, dated March 25, 2003, between the Company and John E. Yetter , CPA.

10.11*	Employment Agreement, dated March 1, 2004, between the Company and Robert C. Cole.

10.12*	Stock Option Agreement, dated November 26, 2003, between the Company and Robert C. Cole.

10.13*	Employment Agreement, dated December 28, 2001, between the Company and Martha A. Crimmins.

10.14*	Stock Option Agreement, dated August 24, 2001, between the Company and Martha A. Crimmins.

10.15*	Stock Option Agreement, dated July 7, 2003, between the Company and Martha A. Crimmins.

10.16*	Employment Agreement, dated July 23, 2002, between the Company and William M. Goodwin (previously filed as Exhibit 10.05 to the Company's Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

10.17	Agreement and Plan of Merger dated December 27, 1999 by and among Derma Sciences, Inc. and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

10.18	Asset Purchase Agreement and amendments thereto, dated June 28, 2002, July 12, 2002 and July 18, 2002, by and between Derma Sciences, Inc. and Dumex Medical, Inc. (previously filed as Exhibits 2.01, 2.02, and 2.03 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference)

10.19	Manufacturers Agreement, dated August 25, 1992, between the Company and TapeMark Company (previously filed as Exhibit 10.50 to the Company’s Form 10-KSB filed on March 31, 1999 and incorporated herein by reference).

10.20	The Derma Sciences, Inc. 401(k) Plan, as amended February 6, 2003 (previously filed as Appendix C to the Company's Proxy Statement filed March 31, 2003).

10.21	Distribution Agreement, dated July 13, 2000, between the Company and Merit Medical Systems, Inc. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed August 1, 2000 and incorporated by reference).

10.22	Bond Amendment Agreement, dated January 5, 2001 between the Company and Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed March 19, 2001 and incorporated herein by reference).

10.23	Purchase Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 6, 2002 and incorporated herein by reference).

10.24	Registration Rights Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 6, 2002 and incorporated herein by reference).

10.25	Offer of Finance dated July 23, 2002 relative to financing by the Company of the purchase of the assets of Dumex Medical Inc. through the Laurentian Bank of Canada (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.26	Guarantee of the Company dated on or about August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.27	Guarantee of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.28	Security Agreement of the Company dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.29	Security Agreement of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.06 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.30	Bond Conversion Agreement, dated January 7, 2002, between the Company and Galen Partners III, Galen Partners International III, Galen Employee Fund III (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 7, 2002 and incorporated herein by reference).

10.31	Code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

10.32	Revolving Credit, Loan and Security Agreement, dated March 27, 2003, between the Company and Merrill Lynch Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on May 2, 2003 and incorporated herein by reference).

10.33	Form of Purchase Agreement relative to private placement of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 12, 2003 and incorporated herein by reference).

10.34	Form of Registration Rights Agreement relative to private placement of securities (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on June 12, 2003 and incorporated herein by reference).

10.35	Asset Purchase Agreement, dated August 6, 2003, between the Company and GeriCare Providers, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 29, 2003 and incorporated herein by reference).

10.36	Distribution Agreement, dated October 1, 2003, between the Company and Argentum Medical, LLC (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 13, 2003 and incorporated herein by reference).

21	Information relative to subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.

(b)  Reports on Form 8-K

        Form 8-K was filed on November 13, 2003 relative to the execution by the Registrant of a distribution agreement with Argentum Medical, LLC. Form 8-K was filed on November 13, 2003 relative to the Registrant’s third quarter, 2003 financial results. Form 8-K was filed on December 16, 2003 relative to the execution by the Registrant of a product supply agreement with McKesson Medical-Surgical Inc.

Item 14. Principal Accountant Fees and Services

Independent Auditor Fees

        Fees for professional services provided by the Company’s independent auditors, Ernst & Young LLP, for the years ended December 31, 2003 and 2002 are as follows:

                                          2003                 2002
                                          ----                 ----

    Audit fees                         $138,500             $116,500
    Audit-related fees                    8,700               62,000
    Tax fees                             37,700               15,500
    All other fees                          --                   --
                                        -------              -------

    Totals                             $184,900             $194,000
                                        =======              =======

Audit Fees

        Audit fees consist of fees relative to the audit of the Company’s year-end financial statements and review of the Company’s quarterly reports on Form 10-QSB.

Audit-Related Fees

        Audit related fees principally include accounting consultations and an audit in connection with the acquisition of substantially all of the assets of Dumex Medical Inc. in 2002.

Tax Fees

        Tax fees consist of fees relative to analysis of the Company's net operating loss carryforwards in 2003 and preparation of the Company's consolidated United States federal, state and local and Canadian tax returns in 2003 and 2002.

Audit Committee Pre-Approval Policy

        It is the policy of the Company’s audit committee to approve all engagements of the Company’s independent auditors to render audit or non-audit services prior to the initiation of such services.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

March 30, 2004	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

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