Form 10QSB
period 2004-03-31
DERMA SCIENCES INC
filed 2004-05-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2004
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: March 31, 2004	Class: Common Stock, par value $.01 per share
Shares Outstanding: 9,524,007

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

Index

Part I - Financial Information

Item 1. FINANCIAL STATEMENTS

DERMA SCIENCES, INC.

Consolidated Balance Sheets

=====================================================================================================
                                                                           March 31,     December 31,
                                                                             2004            2003
                                                                          (Unaudited)
ASSETS
-----------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                             $    184,918    $    439,837
  Cash, restricted                                                         1,001,125            -
  Accounts receivable, net                                                 2,475,436       2,627,092
  Inventories                                                              4,723,080       4,003,258
  Prepaid expenses and other current assets                                  382,120         351,962
-----------------------------------------------------------------------------------------------------
Total current assets                                                       8,766,679       7,422,149
Property and equipment, net                                                2,794,520       1,077,688
Goodwill                                                                   1,110,967       1,110,967
Other intangible assets, net                                                 478,353         158,604
Other assets, net                                                            140,693         156,765
-----------------------------------------------------------------------------------------------------
Total Assets                                                            $ 13,291,212    $  9,926,173
-----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit                                                        $  1,051,024    $  1,361,708
  Current maturities of long-term debt                                       202,486         178,720
  Note payable                                                             1,566,000            -
  Accounts payable                                                         1,375,756         731,438
  Accrued expenses and other current liabilities                             471,667         313,315
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                  4,666,933       2,585,181
-----------------------------------------------------------------------------------------------------
Long-term Liabilities
  Long-term debt                                                             929,194         849,981
  Other long-term liabilities                                                228,020            -
-----------------------------------------------------------------------------------------------------
Total long-term liabilities                                                1,157,214         849,981
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                          5,824,147       3,435,162
-----------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 9,524,007 shares at March 31, 2004 and
  7,462,695 shares at December 31, 2003                                       95,240          74,627
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at March 31, 2004
  (liquidation preference of $4,210,231) and 2,284,574 shares at
  December 31, 2003 (liquidation preference of $4,235,233)                    22,804          22,846
Additional paid-in capital                                                18,705,880      16,746,690
Accumulated other comprehensive income                                       266,944         294,185
Accumulated deficit                                                      (11,623,803)    (10,647,337)
-----------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                 7,467,065       6,491,011
-----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                              $ 13,291,212    $  9,926,173
=====================================================================================================

See accompanying notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations (Unaudited)

=====================================================================================================
                                                                              Three months ended
                                                                                   March 31,
                                                                             2004            2003
-----------------------------------------------------------------------------------------------------
Net sales                                                               $  5,029,422     $ 4,216,239

Cost of sales                                                              3,579,613       2,689,229
-----------------------------------------------------------------------------------------------------
Gross Profit                                                               1,449,809       1,527,010
-----------------------------------------------------------------------------------------------------
Operating expenses                                                         2,261,958       1,455,097
Interest expense, net                                                         46,667         113,439
Other expense (income), net                                                  117,650         (49,596)
-----------------------------------------------------------------------------------------------------
Total Expenses                                                             2,426,275       1,518,940
-----------------------------------------------------------------------------------------------------
(Loss) income before provision for income taxes                             (976,466)          8,070
Provision for income taxes                                                     -               -
-----------------------------------------------------------------------------------------------------
Net (Loss) Income                                                       $   (976,466)   $      8,070
-----------------------------------------------------------------------------------------------------
(Loss) income per common share - basic and diluted                            ($0.11)          $0.00
-----------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - basic            8,809,151       4,631,276
-----------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - diluted          8,809,151       7,174,116
=====================================================================================================

See accompanying notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows (Unaudited)

====================================================================================================
                                                                              Three months ended
                                                                                    March 31,
                                                                              2004            2003
----------------------------------------------------------------------------------------------------
Operating Activities
    Net (loss) income                                                   $  (976,466)    $     8,070
    Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
       Depreciation                                                          73,917          37,206
       Amortization                                                          44,208          74,072
       Deferred financing costs                                               -               7,500
       Provision for bad debts and rebates                                   53,492           5,176
       Provision for inventory obsolescence                                  77,400          12,000
       Loss on disposal of property and equipment                            94,428           2,132
       Changes in operating assets and liabilities:
           Restricted cash                                               (1,001,125)           -
           Accounts receivable                                              124,104         (31,709)
           Inventories                                                     (822,688)        (41,184)
           Prepaid expenses and other current assets                        (30,871)       (129,439)
           Other assets                                                       9,430          (6,893)
           Accounts payable                                                 648,367         165,185
           Accrued expenses and other current liabilities                   160,443        (192,548)
           Long-term liabilities                                            225,844            -
----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (1,319,517)        (90,432)
----------------------------------------------------------------------------------------------------
Investing Activities
    Cash paid for wound care business                                      (376,510)           -
    Purchases of property and equipment                                    (135,880)        (26,572)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (512,390)        (26,572)
----------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                      (292,497)       (817,548)
    Deferred financing costs                                                (60,617)        (19,757)
    Long-term debt repayments                                               (44,083)        (65,929)
    Proceeds from issuance of stock, net of issuance costs                1,979,761          (5,642)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       1,582,564        (908,876)
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                 (5,576)            949
----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (254,919)     (1,024,931)

Cash and cash equivalents
  Beginning of period                                                       439,837       1,496,357
----------------------------------------------------------------------------------------------------
  End of period                                                         $   184,918     $   471,426
----------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Note payable for acquisition of Kimberly-Clark wound care assets      $ 1,566,000            -
  Equipment obtained  with capital lease                                $   159,097            -
====================================================================================================

See accompanying notes.

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

      Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

        Intangible Assets – Patents and trademarks and other intangible assets are stated on the basis of cost. Patents and trademarks are amortized over 12 to 17 years on a straight-line basis. Other intangible assets are amortized over 5 years on a straight line basis.

        Goodwill — Goodwill of $1,110,967 represents the excess of the purchase price over the fair value of identifiable net assets acquired in the 1998 acquisition of Sunshine Products. This business combination was accounted for as a purchase. The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but instead are subject to periodic (annual) testing for impairment. The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. The Company conducted the required annual impairment review in the fourth quarter of 2003 and determined that the goodwill carrying value was not impaired. A similar review will be performed in the fourth quarter of 2004.

        Long Lived Assets — In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

        Stock Based Compensation — SFAS No.123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense or to continue with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company’s stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, generally no compensation expense is recognized. The Company has issued common stock options to certain executives with vesting contingent upon the achievement of performance targets. These options could result in a compensation charge in the future based on the difference between the exercise price of the options and the market price of the Company’s common stock if the performance targets are met and the options vest.

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rate of 4.0%, dividend yield of 0%; a volatility factor of the expected market price of the Company’s Common Stock of 1.463 and 1.663, respectively; and an expected option life of 5 years.

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

                                                                           Quarter Ended March 31,
                                                                        ----------------------------
                                                                              2004         2003
                                                                        ------------    ------------

         Net (loss) income - as reported                                $  (976,466)    $     8,070
         Pro forma compensation expense                                    (181,906)        (81,247)
                                                                        ------------    ------------
         Pro forma net loss                                             $(1,158,372)    $   (73,177)
                                                                        ============    ============

         Income (loss) per common share - basic and diluted
             As reported                                                     $(0.11)          $0.00
             Pro forma                                                       $(0.13)         $(0.02)

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

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including other common stock equivalents, including stock options, warrants and convertible preferred stock in the weighted average number of common shares outstanding for a period, if dilutive.

        Reclassifications – Certain reclassifications have been made to prior year amounts reported to conform with the 2004 presentation.

2. Acquisition of Kimberly-Clark Corporation’s Wound Care Assets

        On January 9, 2004, the Company purchased certain wound care assets from Kimberly-Clark Corporation. The assets acquired consist of manufacturing equipment, product rights and other intangibles. The purchase price for the assets was $1,942,510 and was paid as follows: (1) $300,100 at closing; (2) $1,566,000 via a seller financed promissory note due December 31, 2004, without interest; and (3) $76,410 incurred for transaction costs. The purchase price has been preliminarily allocated to equipment in the amount of $1,600,000 and intangible assets (Note 6) in the amount of $342,510 based upon these assets’ estimated fair values.

        During the first quarter 2004, the Kimberly-Clark wound care product line generated $630,523 in net sales. Kimberly-Clark manufactured wound care products, for the account of the Company, at its facility through April 9, 2004 to meet current customer demand and to build sufficient inventory to cover the period during which production at the Kimberly-Clark facility is discontinued and the equipment is transferred to the Company’s facility in Toronto, Canada. Upon cessation of manufacturing at Kimberly-Clark’s facility, the Company will purchase, in accordance with a pre-determined formula, inventory consisting of raw and packaging materials and up to four months supply of finished goods. The purchase price of this inventory is estimated to be $600,000. Cash on hand and borrowings against available credit lines will be used to pay for this inventory.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The Company expects that it will take three months from the date of cessation of manufacturing at Kimberly-Clark to transfer, install and validate the equipment and commence manufacturing in Toronto, Canada. The cost to complete the transfer is estimated at $560,000. The majority of this cost is expected to be capitalized.

        The unaudited pro forma information below presents results of operations as it the acquisition had occurred on January 1, 2003. The pro forma information is based on historical results and is not necessarily indicative of the operations of the combined entity had the acquisition occurred on January 1, 2003 , nor is it necessarily indicative of future results. Pro forma results for 2004 have not been presented as the acquisition occurred on January 9, 2004 and the recorded results would not have been materially different had the acquisition occurred on January 1, 2004.

                                                              Three Months Ended March 31, 2003

         Net sales                                                  $4,750,000
         Net loss                                                    $(315,000)
         Loss per common share-basic and diluted                        $(0.07)

3. Accounts Receivable

        Accounts receivable include the following:

                                                     March 31, 2004   December 31, 2003
                                                     --------------   -----------------

        Trade accounts receivable                      $2,615,638        $2,802,985
        Less:  Allowance for doubtful accounts            (46,518)          (35,785)
               Allowance for trade rebates               (195,000)         (212,000)
                                                       -----------       -----------
             Net trade receivables                      2,374,120         2,555,200
        Other receivables                                 101,316            71,892
                                                       -----------       -----------

             Total receivables                         $2,475,436        $2,627,092
                                                       ===========       ===========

        The allowance for trade rebates reflects estimated rebates embedded in outstanding trade receivables.

4. Inventories

        Inventories include the following:

                                                     March 31, 2004   December 31, 2003
                                                     --------------   -----------------

        Finished goods                                 $3,539,719        $2,814,651
        Work in process                                   131,604           172,536
        Packaging materials                               343,210           307,635
        Raw materials                                     708,547           708,436
                                                       -----------       -----------

             Total inventory                           $4,723,080        $4,003,258
                                                       ===========       ===========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

5. Property and Equipment

        Property and equipment include the following:

                                                     March 31, 2004   December 31, 2003
                                                     --------------   -----------------

        Machinery and equipment                        $2,996,756        $1,277,352
        Furniture and fixtures                            189,681           183,967
        Leasehold improvements                            106,487            49,541
                                                       -----------       -----------
             Gross property and equipment               3,292,924         1,510,860
        Less:  accumulated depreciation                  (498,404)         (433,172)
                                                       -----------       -----------

             Net property and equipment                $2,794,520        $1,077,688
                                                       ===========       ===========

        Machinery and equipment increased in the quarter ended March 31, 2004 due principally to the acquisition of Kimberly-Clark Corporation's wound care assets. The Company recorded a charge of $94,428 in the quarter ended March 31, 2004 related to the disposal of obsolete equipment.

6. Other Intangible Assets, net

                                                     March 31, 2004   December 31, 2003
                                                     --------------   -----------------

        Patents and trademarks                         $  444,067        $  444,067
        Other intangible assets                           383,077            40,567
                                                       -----------       -----------

             Gross other intangible assets                827,144           484,634
             Less: accumulated amortization              (348,791)         (326,030)
                                                       -----------       -----------

             Other intangible assets, net              $  478,353        $  158,604
                                                       ===========       ===========

        Intangible assets increased in the quarter ended March 31, 2004 due to the acquisition of Kimberly-Clark Corporation's wound care assets.

7. Other Assets, net

        Other assets, net include the following:

                                                     March 31, 2004    December 31, 2003
                                                     --------------   -----------------

        Deferred financing costs, net                  $   71,322        $    77,415
        Deposits                                           69,371             69,834
        Other                                                -                 9,516
                                                       -----------       -----------

             Total other assets, net                   $  140,693        $   156,765
                                                       ===========       ===========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

8. Short Term Borrowings

        Short term borrowings include the following:

                                                     March 31, 2004   December 31, 2003
                                                     --------------   -----------------

        U.S. line of credit                                  -                 -
        Note payable - Kimberly-Clark Corporation      $1,566,000              -
        Canadian line of credit                         1,051,024        $1,361,708
                                                       -----------       -----------

             Total short-term borrowings               $2,617,024        $1,361,708
                                                       ===========       ===========

        U.S. Line of Credit

        In March 2003 the Company entered into a one year line of credit agreement (subject to annual renewal) with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,000,000. On December 24, 2003, the Company entered into a new one year line of credit agreement with its U.S. lender for a maximum principal amount of $3,000,000. The Company terminated its prior U.S. line of credit on February 28, 2003 by repaying the $1,000,000 outstanding indebtedness and paying a $50,000 early termination fee. In addition, the Company charged $66,342 to interest expense during 2003 for deferred financing costs associated with the prior U.S. line of credit.

        On January 30, 2004 the Company entered into a new one year line of credit agreement with its U.S. lender. The maximum principal amount of the line increased to $4,000,000 from $3,000,000. No funds were drawn against the line at March 31, 2004. Advances will be used to fund strategic initiatives and for general working capital purposes. Estimated maximum potential advances under the agreement are equal to the lesser of (A) $4,000,000 or (B) the sum of (i) 80% of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company’s behalf up to $1,000,000, less the aggregate of any outstanding letters of credit issued by the lender. Interest on outstanding advances is payable monthly in arrears at the one month LIBOR rate (as published in “The Wall Street Journal”), plus 3.0%, or 4.1% at March 31, 2004. In addition, the Company paid an annual line fee of $40,000. This line fee and any one-time lender or legal costs associated with securing the line of credit will be deferred and amortized to interest expense over the line term of one year.

        In connection with entering into the new line of credit agreement in January 2004, the Company deposited $1,000,000 of cash in a restricted account with the U.S. lender and the lender issued an irrevocable standby letter of credit on the Company’s behalf for the benefit of Kimberly-Clark Corporation in the amount of $1,566,000.

        Outstanding advances are secured by all tangible and intangible assets of the Company’s U.S. operations. Over the term of the Agreement, the Company has agreed to maintain its fixed charge ratio (as defined) at not less than 1.25:1.0 as measured quarterly on a twelve month trailing basis. Additional covenants governing permitted indebtedness, changes in entity status, purchase of securities and protection of collateral are included in the Agreement. Outstanding standby letters of credit, less the restricted cash, serve to reduce the Company’s potential borrowing capacity under the Agreement by $766,000.

        The first quarter 2004 operating loss resulted in the Company being out of compliance with certain U.S. line of credit covenants at March 31, 2004. The U.S. lender agreed to waive the covenant violations at March 31, 2004 and adjust the covenants prospectively. The Company anticipates that it will be able to comply with the adjusted covenants for the foreseeable future.

        Note Payable – Kimberly-Clark Corporation

        The Kimberly-Clark Corporation and the Company amended the January 9, 2004 purchase agreement on January 30, 2004. This amended agreement provides for payment of the $1,566,000 balance due in accordance with an amended promissory note, secured by an irrevocable letter of credit issued by the Company’s lender, requiring a single payment of $1,566,000, without interest, on or before December 31, 2004.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Canadian Line of Credit

        On December 30, 2003, the Company renewed its revolving credit facility agreement (the “Dumex Agreement”) for a maximum principal amount of $1,675,000 with a Canadian bank. The renewed credit facility expires on December 31, 2004. The Company’s wholly owned Canadian subsidiary, Dumex Medical Canada Inc., may request advances under the Dumex Agreement up to the value of seventy-five percent (75%) of its eligible receivables (as defined) and fifty percent (50%) of eligible inventory (as defined) up to a maximum of $725,000. Interest on outstanding advances is payable monthly at the prime rate (as defined) plus 1.0%, or 5.5% for advances outstanding at March 31, 2004. Outstanding advances are secured by all tangible and intangible assets of Dumex Medical Canada Inc. In addition, the Canadian bank has a second lien security interest in the assets of the Company’s U.S. operations. The Company has also guaranteed payment of amounts due under the Dumex Agreement.

        Over the term of the Dumex Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. These covenants are measured at the end of each month. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Dumex Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $380,000 of working capital to Dumex Medical Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        As security for indebtedness of the Company’s subsidiary, Dumex Medical Canada Inc., the Company has accorded a Canadian bank its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. In connection with the Dumex Agreement and in return for a standby letter of credit in the amount of $200,000 against the Company’s U.S. line of credit, the Canadian bank has agreed not to exercise its rights under its second lien security interest and guarantee against the Company’s U.S. assets without the U.S. lender’s approval.

        A $450,000 charge for employee termination costs resulted in Dumex being out of compliance with certain of its loan covenants at March 31, 2004. The Canadian bank agreed to waive the covenant violations at March 31, 2004 and adjust the covenants prospectively. The Company anticipates that it will be able to comply with the adjusted covenants for the foreseeable future.

9. Long-Term Debt

        Long-term debt includes the following:

                                                     March 31, 2004   December 31, 2003
                                                     --------------   -----------------

        Canadian term loan                             $   970,792       $1,025,839
        Capital lease obligations                          160,888            2,862
                                                       ------------      -----------

             Total debt                                  1,131,680        1,028,701
        Less:  current maturities                          202,486          178,720
                                                       ------------      -----------

             Long-term debt                            $   929,194       $  849,981
                                                       ============      ===========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc. in 2002, the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 5.25% at March 31, 2004. The term loan is secured by all tangible and intangible assets of Dumex Medical Canada Inc. and subject to the same financial covenants applicable to the operating line of credit (See Note 8).

        The Company has two capital lease obligations for certain distribution equipment totaling $159,097 and manufacturing equipment for $1,791. The distribution and manufacturing equipment capital leases bear interest at annual rates of 8.2% and 10.75%, respectively, and expire in April 2009 and August 2004, respectively.

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

        There are 440,003 shares of series B convertible preferred stock outstanding. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

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

      Stock Purchase Warrants

        At March 31, 2004, the Company had warrants outstanding to purchase the Company’s common stock as outlined below:

                   Series         Number of Warrants     Exercise Price    Expiration Date
                   ------         ------------------     --------------    ---------------

                     E                  1,870,007            $0.85         July 18, 2005
                     F                  1,309,441            $0.57         January 6, 2007

      Other Equity Transactions

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds of $1,979,761, net of $180,239 in offering expenses, will be used to fund strategic initiatives and for general working capital purposes.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        In June 2003, the Company closed a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share. Total offering proceeds of $1,879,810, net of $120,190 in offering expenses, were used to fund strategic initiatives and for general working capital purposes.

        In March 2004, 4,167 shares of series B preferred stock were converted into 4,167 shares of common stock. In July 2003, a total of 241,668 shares of series B, C and D preferred stock were converted into 241,668 shares of common stock.

11. Comprehensive (Loss) Income

        The Company’s comprehensive (loss) income was as follows:

                                                           Quarter Ended March 31,
                                                           -----------------------
                                                             2004             2003
                                                           --------        --------

         Net (loss) income - as reported               $  (976,466)      $    8,070
         Other comprehensive (loss) income:
             Foreign currency translation adjustment       (27,241)         106,167
                                                       ------------      -----------

         Comprehensive (loss) income                   $(1,003,707)      $  114,237
                                                       ============      ===========

12. Operating Segments

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Segment sales and gross profit for the three months ended March 31, 2004 and 2003 are as follows:

                                    Three Months Ended March 31, 2004
                                    ---------------------------------

                                      Wound Closure-                                  Total
                         Wound Care     Fasteners    Skin Care    Other Costs        Company
                         ----------     ---------    ---------    -----------        -------

Net sales                $3,609,348     $958,269    $  461,805           -         $ 5,029,422
                         ----------     --------    ----------    ------------     ------------

Gross profit                880,975      469,451        99,383           -           1,449,809
Total expenses                 -            -             -       $(2,426,275)      (2,426,275)
                                                                                    -----------
Net loss                                                                           $  (976,466)
                                                                                   ============
Net long-lived assets    $2,818,342         -       $1,338,848    $   226,650      $ 4,383,839
                         ==========     ========    ==========    ============     ============

                                    Three Months Ended March 31, 2003
                                    ---------------------------------

                                      Wound Closure-                                  Total
                         Wound Care     Fasteners    Skin Care    Other Costs        Company
                         ----------     ---------    ---------    -----------        -------

Net sales                $2,810,985     $845,256      $559,998           -         $ 4,216,239
                         ----------     --------    ----------    ------------     ------------

Gross profit                965,121      394,434       167,455           -           1,527,010
Total expenses                 -            -             -       $(1,518,940)      (1,518,940)
                                                                                    -----------
Net income                                                                         $     8,070
                                                                                   ============
Net long-lived assets    $  970,946         -       $1,274,758    $   35,732       $ 2,281,436
                         ==========     ========    ==========    ============     ============

        Long-lived assets consist of property and equipment, patents and trademarks, other intangible assets and goodwill. Wound care long-lived assets consist principally of Dumex Medical Canada Inc., property and equipment and other intangible assets acquired in the Kimberly-Clark wound care asset acquisition and patents and trademarks. Wound closure-fasteners are for the most part outsourced and accordingly are not supported by long-lived assets. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. and property and equipment associated therewith. Corporate headquarters and the Company’s U.S. distribution center property and equipment are included in the other costs column since they service all three business segments.

        The following table presents net sales by geographic region.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2004            2003
                                                     --------        --------

                      United States                     56%             46%
                      Canada                            40%             49%
                      Rest of world                      4%              5%

13. Income Taxes

        No provision for income taxes has been made in either the first quarter 2004 and 2003 given the Company’s loss in 2004 and the available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

14. Distribution Agreement

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

15. Employee Termination Costs

        On March 9, 2004 the Company terminated the employment of its Executive Vice President and President of its Dumex Medical Canada Inc. subsidiary. The Company has recorded an estimated charge of $450,000 representing severance, benefits and other costs associated with this termination. The charge was recorded against general administrative expense in the statement of operations. Given that the payout (if any) will be made over a period of up to twenty-four months, the liability has been recorded to the extent of $225,000 in other current liabilities and to the extent of $225,000 in other long-term liabilities in the balance sheet. The Company is presently investigating possible defenses to the payment of such severance and costs.

Index

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003.

Results of Operations

        The first quarter 2004 and 2003 operating results include the financial results of Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the term Dumex is used throughout this discussion in reference to the operations of Dumex Medical Canada Inc. and the term Derma is used throughout this discussion in reference to the operations of the Company excluding Dumex.

        The following table highlights the 2004 and 2003 operating results:

                                               Quarter Ended March 31,
                                               -----------------------
                                                 2004          2003             Variance
                                                 ----          ----             --------

     Net sales                               $5,029,422    $4,216,239      $ 813,183    19%
     Gross profit                             1,449,809     1,527,010        (77,201)   (5%)
     Operating expenses                       2,261,958     1,455,097        806,861    55%
     Interest expense, net                       46,667       113,439        (66,772)   59%
     Other (income) expense, net                117,650       (49,596)       167,246     -
                                             -----------   -----------     ----------
     Total expenses                           2,426,275     1,518,940        907,335    60%
     (Loss) income before income taxes         (976,466)        8,070       (984,536)    -
     Provision for income taxes                    -             -              -        -
                                             -----------   -----------     ----------

     Net (loss) income                       $ (976,466)   $    8,070      $(984,536)    -
                                             ===========   ===========     ==========

        Net sales increased $813,183, or 19%, to $5,029,422 in the first quarter 2004 from $4,216,239 in the first quarter 2003. The increase in first quarter 2004 versus 2003 net sales is primarily attributable to Kimberly-Clark Corporation’s wound care product sales, commencement of private label sales to distributors and strong growth of the recently introduced Silverlon product line. In addition, the first quarter 2004 versus 2003 benefited from higher sales in the United States of Dumex products in the United States, partially offset by lower sales of the Derma and Sunshine product lines. The increase in Dumex and private label wound care sales is a result of the Company’s decision to focus a significant portion of its sales and marketing resources on expanding the U.S. business of these product lines. The decrease in Derma wound care sales in the first quarter of 2004 was principally attributable to an aggressive sales incentive program at the end of 2003 resulting in reduced sales of these products in the first quarter 2004. Sunshine product line sales decreased as a result of continuing market pressures.

        Dumex Canada first quarter 2004 versus 2003 sales decreased 5% on a local currency basis. Dumex Canada wound care sales increased 10%, as a result of increased sales to hospital buying groups. The Dumex Canada private label line decreased 96% due to a loss of this business in early 2003 and a cessation of narcotics sales (versus $26,655 in 2003) due to the sale of this product line in December 2003. On a U.S. dollar basis, the first quarter 2004 Dumex Canada sales increased 9% to $1,995,253 from $1,833,741. This increase is primarily attributable to the strengthening of the Canadian versus the U. S. dollar comparing the first quarter 2004 versus 2003 quarterly average exchange rates.

        Gross profit in the first quarter 2004 versus 2003 decreased $77,201, or 5%, to $1,449,809 versus $1,527,010. Overall gross profit percentages were 29% and 36% in 2004 and 2003, respectively. The decrease in the gross profit percentage is attributable to the increasingly higher percentage of lower margin Dumex and private label sales, a decrease in sales of the higher margin Derma product line (due to higher than normal customer inventory levels as a result of customer purchases associated with the 2003 year-end incentive program), higher traditional wound care costs and a $60,000 write-off of unsaleable inventory.

        With respect to the Derma product lines, first quarter 2004 versus 2003 gross profit margins declined 19% in the Derma wound care line due to unfavorable product mix and a $60,000 write-off of unsaleable inventory and decreased 8% in the skin care product line due to the adverse impact of lower sales volume on operational efficiency and fixed overhead absorption. The Kimberly-Clark wound care product sales generated a first quarter 2004 gross margin of 24%.

Index

        The Dumex product line gross margin improved in the first quarter of 2004 to 24% from 21% in 2003. This improvement is attributable to the strengthening of the Canadian versus United States dollar which favorably impacted sales and resulted in cost savings on U.S. dollar denominated inventory purchases which constitute a significant percentage of total Dumex product inventory cost.

        Operating expenses increased $806,861, or 55%, to $2,261,958 in the first quarter of 2004 from $1,455,097 in the first quarter of 2003. Derma warehouse expenses increased 130% in 2004 primarily attributable to a one-time $50,000 expense provision to close the Old Forge, Pennsylvania distribution center effective March 31, 2004, and start-up costs for the new Fenton, Missouri distribution center that became operational in early March 2004.

        Derma marketing expenses increased 88% in 2004 versus 2003 as a result of the hiring of a marketing director, along with increased trade show and promotional activities. In 2004, Derma selling expenses increased 19% primarily reflecting higher compensation relating to the annualized impact of 2003 staff additions and higher sampling costs. Derma general and administrative expenses increased 25% in 2004 versus 2003 primarily reflecting higher insurance, legal, public relations and recruitment costs.

        Dumex operating expenses increased 100% principally as a result of a $450,000 provision for severance, benefits and other costs associated with the discharge of the former Dumex President. Excluding this charge, first quarter 2004 versus 2003 expenses declined 11% on a local currency basis and increased 1% on a U.S. dollar basis. The first quarter 2004 decline in operating expenses on a local currency basis reflects closure of Dumex’s U.S. distribution facility in June 2003 as part of the U.S. distribution rationalization and a reduction in customer service costs as resources dedicated to support the U.S. business were eliminated in the second quarter 2003 in connection with the transfer of this responsibility to the U.S. These savings were partially offset by higher selling expenses to more aggressively promote Dumex’s product in the Canadian market.

        Interest expense, net decreased $66,772 to $46,667 in the first quarter of 2004 from $113,439 in 2003. The decrease is principally attributable to the February 2003 termination of the Company’s existing U.S. line of credit facility resulting in the write-off of $66,342 of deferred financing costs.

        Other expense, net increased $167,246 to $117,650 in the first quarter 2004 from $49,596 income in the first quarter 2003. The change is primarily attributable to the incurrence in 2004 of a $94,428 loss on disposal of fixed assets. The first quarter 2003 other income was driven by one-time items relating primarily to an IRS payroll tax settlement and slow-moving inventory sales that were not repeated in 2004.

        Given available net operating loss carryforwards, no provision for income taxes has been made in the first quarters of 2004 and 2003. A benefit has not been recorded as the realization of the net operating losses is not assured.

        The Company incurred a $976,466 loss or ($0.11) per share (basic and diluted) in the first quarter 2004, compared to net income of $8,070 or $0.00 per share (basic and diluted) in the first quarter 2003.

        Liquidity and Capital Resources

        At March 31, 2004 and December 31, 2003, the Company had cash and cash equivalents of $184,918 and $439,837, respectively. The $254,919 decrease in cash resulted from net cash used in operating activities of $1,319,517 and net cash used in investing activities of $512,390, partially offset by net cash provided by financing activities of $1,582,564. Excluding $1,001,125 of restricted cash set aside to collateralize the Kimberly-Clark note payable, net cash used in operating activities was $318,392. This net use of cash stems principally from the net loss experienced in the first quarter, offset by non-cash charges and cash generated from the net change in operating assets and liabilities.

Index

        A planned increase in inventory to support sales growth, partially offset by a corresponding increase in accounts payable, were the major factors behind the favorable change in operating assets and liabilities. The $450,000 charge for employee termination costs recorded as an accrued liability also contributed to the quarters’ loss. Net cash used in investing activities relates to $376,510 cash paid during the quarter incident to acquisition of the Kimberly-Clark Corporation wound care assets and $135,880 for purchases of property and equipment. Net cash provided by financing activities consisted of net proceeds of $1,979,761 from the sale of common stock during the quarter, offset by line of credit and term loan debt repayment of $336,580 and deferred financing costs of $60,617 related to annual fees associated with the U.S. line of credit and outstanding letters of credit.

        Working capital decreased $737,222 at March 31, 2004 to $4,099,746 from $4,836,968 at December 31, 2003. Coupled with the overall decrease in cash, the main factors behind the decrease in working capital are the $1,566,000 seller financed Kimberly-Clark Corporation note payable due on or before December 31, 2004 offset by the increase in restricted cash of $1,001,125 which has been set aside to pay this note.

        The Company renewed its revolving credit facility agreement to fund Dumex’s day-to-day operations on December 31, 2003. Maximum potential advances under the agreement at March 31, 2004 were $1,462,000. Advances outstanding against the credit facility were $1,051,024 at March 31, 2004, leaving an additional $410,976 available for borrowing. The $450,000 charge for employee termination costs resulted in Dumex being out of compliance with certain of its loan covenants. The Canadian bank agreed to waive the covenant violations at March 31, 2004 and adjust the covenants prospectively. The Company anticipates that it will be able to comply with the adjusted covenants for the foreseeable future.

        On January 9, 2004, the Company purchased the Kimberly-Clark Corporation wound care assets for total consideration to date of $1,942,510. The consideration consisted of cash of $376,510 and a seller financed, non interest bearing promissory note due on or before December 31, 2004 of $1,566,000. The cash outlay consisted of $300,100 paid at closing and $76,410 for acquisition related costs. Future acquisition related costs are not expected to be significant. The equipment purchased will be transferred and installed in the Company’s manufacturing facility in Toronto, Canada in the second quarter 2004. Estimated costs, the majority of which will be capitalized, to complete the transfer, installation and validation of the equipment are $560,000.

        Kimberly-Clark Corporation manufactured wound care products, for the account of the Company, at its facility through April 9, 2004 to meet current customer demand and to build sufficient inventory to cover the period during which production at the Kimberly-Clark facility is discontinued and the equipment is transferred to the Company’s facility in Toronto, Canada. Upon cessation of manufacturing at Kimberly-Clark’s facility, the Company plans to purchase inventory consisting of specified raw and packaging materials and up to four months supply of finished goods. The purchase price of this inventory is estimated to be $600,000.

        On January 30, 2004 the Company entered into a new one year line of credit agreement with its U.S. lender. The maximum principal amount of the line increased to $4,000,000 from $3,000,000. Estimated maximum potential advances under the agreement are equal to the lesser of (a) $4,000,000, or (b) the sum of (i) 80 % of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company’s behalf up to $1,000,000, less the aggregate of any outstanding letters of credit issued by the lender. All other items and conditions of the agreement remained unchanged. In connection with entering into the new line of credit agreement, the Company deposited cash in the amount of $1,000,000 in a restricted account with the U.S. lender and the lender issued an irrevocable standby letter of credit on the Company’s behalf for the benefit of Kimberly-Clark Corporation in the amount of $1,566,000. Total letters of credit outstanding at March 31, 2004 were $1,766,000.

        Estimated maximum potential advances under the new line of credit agreement at March 31, 2004 were $1,120,000. There are presently no advances outstanding against the line of credit. Advances will be utilized for general working capital purposes and to fund capital improvements. The restricted cash of $1,000,000, together with cash on hand or available line borrowing capacity, will be utilized to pay the $1,566,000 Kimberly-Clark Corporation promissory note due December 31, 2004.

Index

        The first quarter 2004 operating loss resulted in the Company being out of compliance with certain U.S. line of credit covenants at March 31, 2004. The U.S. lender agreed to waive the covenant violations at March 31, 2004 and adjust the covenants prospectively. The Company anticipates that it will be able to comply with the adjusted covenants for the foreseeable future.

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds will be used to fund the acquisition of the Kimberly-Clark Corporation wound care assets and for general working capital purposes. Offering proceeds of $1,979,761, net of offering expenses of $180,239, have been received.

        On March 9, 2004 the Company terminated the employment of its Executive Vice President and President of its Dumex Medical Canada, Inc subsidiary. The Company has recorded an estimated charge of $450,000 representing severance, benefits and other costs associated with this termination. The Company is presently investigating possible defenses to the payment of such severance and costs. Payout (if any) will be made over a period of up to twenty-four months.

        During the first quarter 2004, the Company entered into capital and operating leases totaling $290,300 with terms ranging from three to five years for equipment at the new distribution center that opened in March 2004 and upgrades to the Company-wide telecommunications and information technology equipment.

        Prospectively, the Company seeks to increase sales and return to profitability by, among other initiatives, completing the integration of the Kimberly-Clark Corporation wound care assets in to the Company’s operations, increasing the sale of contracted private label products to distributors, increasing in-house manufacture of selected products presently purchased from third parties, continuing growth of Dumex product line sales in the U.S. and focusing on organic growth of its core product lines in the U.S. and Canada. Incremental capital will be required to support planned sales growth and the upgrade of the Company’s manufacturing capabilities and cost effectiveness.

        Sales and profitability are projected to improve over the balance of the year. Operating expenses will be closely monitored and balanced with gross margin growth.

        Among the sources of capital the Company expects to utilize to finance its growth plans are improved profitability, close management of working capital requirements and prudent utilization of available lines of credit and leasing. Strategically, the Company’s plan is to stay focused on its base business while evaluating external opportunities to leverage its core capabilities for growth. The Company believes that available funds from operations coupled with its available lines of credit will be sufficient to satisfy the Company’s capital requirements for the foreseeable future.

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

Index

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

Goodwill

        At March 31, 2004, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Index

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

Index

Part II — Other Information

Item 1. Legal Proceedings

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits. All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on March 31, 2004, are incorporated herein by reference.

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

      (b)      Reports on Form 8-K. Form 8-K was filed on January 23, 2004, and amended on January 26, 2004, February 6, 2004 and March 23, 2004, relative to the Registrant’s acquisition of the wound care assets of Kimberly-Clark Corporation. Form 8-K was filed on March 8, 2004, relative to the Registrant’s consummation of a private placement of its securities.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: May 14, 2004	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer