Form 10QSB
period 2004-06-30
DERMA SCIENCES INC
filed 2004-08-13
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2004
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: June 30, 2004	Class: Common Stock, par value $.01 per share
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
                                                                       June 30,       December 31,
                                                                         2004             2003*
                                                                     (Unaudited)
ASSETS
---------------------------------------------------------------------------------------------------

Current Assets
Cash and cash equivalents                                            $     30,763     $    439,837
Cash, restricted                                                        1,002,295             -
Accounts receivable, net                                                2,598,470        2,627,092
Inventories                                                             5,043,282        4,003,258
Prepaid expenses and other current assets                                 333,489          351,962
---------------------------------------------------------------------------------------------------
Total current assets                                                    9,008,299        7,422,149
Property and equipment, net                                             3,391,315        1,077,688
Goodwill                                                                1,110,967        1,110,967
Other intangible assets, net                                              454,202          158,604
Other assets, net                                                         132,677          156,765
---------------------------------------------------------------------------------------------------
Total Assets                                                         $ 14,097,460     $  9,926,173
---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Current Liabilities
Lines of credit                                                      $  1,907,354     $  1,361,708
Current maturities of long-term debt                                      216,111          178,720
Note payable                                                            1,566,000             -
Accounts payable                                                        1,764,134          731,438
Accrued expenses and other current liabilities                            393,041          313,315
---------------------------------------------------------------------------------------------------
Total current liabilities                                               5,846,640        2,585,181
---------------------------------------------------------------------------------------------------
Long-term Liabilities
Long-term debt                                                            897,526          849,981
Other long-term liabilities                                               226,896             -
---------------------------------------------------------------------------------------------------
Total long-term liabilities                                             1,124,422          849,981
---------------------------------------------------------------------------------------------------
Total Liabilities                                                       6,971,062        3,435,162
---------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
issued and outstanding: 9,524,007 shares at June 30, 2004 and
7,462,695 shares at December 31, 2003                                      95,240           74,627
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at June 30, 2004
(liquidation preference of $4,210,231) and 2,284,574 shares at             22,804           22,846
December 31, 2003 (liquidation preference of $4,235,233)
Additional paid-in capital                                             18,689,093       16,746,690
Accumulated other comprehensive income                                    273,363          294,185
Accumulated deficit                                                   (11,954,102)     (10,647,337)
---------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                              7,126,398        6,491,011
---------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                           $ 14,097,460     $  9,926,173
===================================================================================================

*Consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.
See accompanying notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations (Unaudited)

===================================================================================================
                                                                           Three months ended
                                                                                June 30,
                                                                         2004             2003
---------------------------------------------------------------------------------- ----------------
Net sales                                                            $  4,914,011     $  4,636,189

Cost of sales                                                           3,501,816        2,949,660
---------------------------------------------------------------------------------------------------
Gross Profit                                                            1,412,195        1,686,529
---------------------------------------------------------------------------------------------------
Operating expenses                                                      1,697,175        1,545,895
Interest expense, net                                                      51,479           57,047
Other (income) expense, net                                                (6,160)           2,220
---------------------------------------------------------------------------------------------------
Total Expenses                                                          1,742,494        1,605,162
---------------------------------------------------------------------------------------------------
(Loss) income before provision for income taxes                          (330,299)          81,367
Provision for income taxes                                                   -                -
---------------------------------------------------------------------------------------------------
Net (Loss) Income                                                    $   (330,299)    $     81,367
---------------------------------------------------------------------------------------------------
(Loss) income per common share - basic                                    $(0.03)            $0.02
---------------------------------------------------------------------------------------------------
(Loss) income per common share - diluted                                  $(0.03)            $0.01
---------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - basic         9,524,007        5,000,507
---------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - diluted       9,524,007       10,154,959
===================================================================================================

See accompanying notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations (Unaudited)

===================================================================================================
                                                                            Six months ended
                                                                                June 30,
                                                                         2004             2003
------------------------------------------------------------------------------------ --------------
Net sales                                                            $  9,943,433     $  8,852,428

Cost of sales                                                           7,081,429        5,638,889
---------------------------------------------------------------------------------------------------
Gross Profit                                                            2,862,004        3,213,539
---------------------------------------------------------------------------------------------------
Operating expenses                                                      3,959,133        3,000,992
Interest expense                                                           98,146          170,486
Other expense (income), net                                               111,490          (47,376)
---------------------------------------------------------------------------------------------------
Total Expenses                                                          4,168,769        3,124,102
---------------------------------------------------------------------------------------------------
(Loss) income before provision for income taxes                        (1,306,765)          89,437
Provision for income taxes                                                   -                -
---------------------------------------------------------------------------------------------------
Net (Loss) Income                                                    $ (1,306,765)    $     89,437
---------------------------------------------------------------------------------------------------
(Loss) income per common share - basic                                    $(0.14)           $0.02
---------------------------------------------------------------------------------------------------
(Loss) income per common share - diluted                                  $(0.14)           $0.01
---------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - basic         9,166,579        4,815,892
---------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - diluted       9,166,579        8,664,538
===================================================================================================

See accompanying notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows (Unaudited)

===================================================================================================
                                                                            Six months ended
                                                                                  June 30,
                                                                           2004             2003
------------------------------------------------------------------------------------- -------------
Operating Activities
    Net (loss) income                                                $ (1,306,765)    $     89,437
    Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
       Depreciation                                                       132,852           75,553
       Amortization                                                        89,431           98,834
       Deferred financing costs                                              -              15,000
       Provision for bad debts and rebates                                  5,713            5,000
       Provision for inventory obsolescence                                89,499           14,085
       Loss on disposal of property and equipment                          82,974            2,132
       Changes in operating assets and liabilities:
           Restricted cash                                             (1,002,295)            -
           Accounts receivable                                             27,726         (201,037)
           Inventories                                                 (1,200,710)        (232,356)
           Prepaid expenses and other current assets                       (1,025)        (111,451)
           Other assets                                                    10,302           22,341
           Accounts payable                                             1,040,924           76,227
           Accrued expenses and other current liabilities                  87,442         (196,850)
           Other long-term liabilities                                    226,692             -
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (1,717,240)        (343,085)
---------------------------------------------------------------------------------------------------
Investing Activities
    Cash paid for wound care business                                    (376,797)            -
    Purchases of property and equipment                                  (695,427)         (55,823)
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (1,072,224)         (55,823)
---------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank lines of credit                                    583,787         (638,348)
    Deferred financing costs                                              (60,617)         (26,923)
    Long-term debt repayments                                             (98,182)        (108,153)
    Proceeds from issuance of stock, net of issuance costs              1,962,974        1,154,992
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               2,387,962          381,568
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                    (7,572)            (530)
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (409,074)         (17,870)

Cash and cash equivalents
  Beginning of period                                                     439,837        1,496,357
---------------------------------------------------------------------------------------------------
  End of period                                                      $     30,763     $  1,478,487
---------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Note payable for acquisition of Kimberly-Clark wound care assets   $  1,566,000             -
  Equipment obtained with capital lease                              $    211,973             -
===================================================================================================

See accompanying notes.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the "Company") are full line providers of wound care, wound closure-fasteners and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company's principal manufacturing and distribution facilities are located in St. Louis, Missouri and Toronto, Canada. The Company also has a manufacturing facility in Nantong, China.

      Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in Form 10-KSB filed with the Securities and Exchange Commission.

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

        Foreign Currency Translation — Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders' equity in accumulated other comprehensive income (loss).

        Cash and Cash Equivalents — The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

        Cash, Restricted — Restricted cash represents funds deposited with the U.S. Lender in connection with a stand-by letter of credit (Note 8).

        Concentration of Credit Risk — Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions, and the Company's policy is designed to limit exposure to any one institution. The Company's accounts receivable is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

        Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company's long-term debt approximates book value as such notes are at market rates currently available to the Company.

        Intangible Assets – Patents and trademarks and other intangible assets are stated on the basis of cost. Patents and trademarks are amortized over 12 to 17 years on a straight-line basis. Other intangible assets are amortized over 5 years on a straight line basis.

        Goodwill — Goodwill of $1,110,967 represents the excess of the purchase price over the fair value of identifiable net assets acquired in the 1998 acquisition of Sunshine Products. This business combination was accounted for as a purchase. The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but instead are subject to periodic (annual) testing for impairment. The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. The Company conducted the required annual impairment review in the fourth quarter of 2003 and determined that the goodwill carrying value was not impaired. A similar review will be performed in the fourth quarter of 2004.

        Long Lived Assets — In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

        Stock Based Compensation — SFAS No.123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense or to continue with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, generally no compensation expense is recognized. The Company has issued common stock options to certain executives with vesting contingent upon the achievement of performance targets. These options could result in a compensation charge in the future based on the difference between the exercise price of the options and the market price of the Company's common stock if the performance targets are met and the options vest.

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rate of 4.25% in the second quarter 2004 and 4.0% in the first quarter 2004 and 2003; dividend yield of 0%; a volatility factor of the expected market price of the Company's Common Stock of 1.448 in the second quarter 2004, 1.463 in the first quarter 2004 and 1.663 in 2003; and an expected option life of 5 years.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company's pro forma information follows:

                                               Three Months Ended June 30,        Six Months Ended June 30,
                                               ---------------------------        -------------------------
                                                  2004             2003              2004             2003
                                                --------         --------          --------         --------

Net (loss) income - as reported                $(330,299)       $  81,367       $(1,306,765)       $  89,437
Pro forma compensation expense                  (352,442)        (320,335)         (534,348)        (401,582)
                                                 -------          -------           -------          -------

Pro forma net loss                             $(682,741)       $(238,968)      $(1,841,113)       $(312,145)
                                                 =======          =======         =========          =======

(Loss) income per common share - basic
    As reported                                  $(0.03)           $0.02            $(0.14)           $0.02
    Pro forma                                    $(0.07)          $(0.05)           $(0.20)          $(0.06)

(Loss) income per common share - diluted
    As reported                                  $(0.03)           $0.01            $(0.14)           $0.01
    Pro forma                                    $(0.07)          $(0.05)           $(0.20)          $(0.06)

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

2.     Acquisition of Kimberly-Clark Corporation’s Wound Care Assets

        On January 9, 2004, the Company purchased certain wound care assets from Kimberly-Clark Corporation. The assets acquired consist of manufacturing equipment, product rights and other intangibles. The purchase price for the assets was $1,942,797 and was paid as follows: (1) $300,100 at closing; (2) $1,566,000 via a seller financed promissory note due December 31, 2004, without interest; and (3) $76,697 incurred for transaction costs. The purchase price has been preliminarily allocated to equipment in the amount of $1,600,000 and intangible assets (Note 6) in the amount of $342,797 based upon the estimated fair values of the assets acquired.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        During the three and six months ended June 30, 2004, the Kimberly-Clark wound care products generated $432,430 and $1,062,953 in net sales, respectively. Kimberly-Clark manufactured wound care products, for the account of the Company, at its facility through April 9, 2004 to meet current customer demand and to build sufficient inventory to cover the period during which production at the Kimberly-Clark facility is discontinued and the equipment is transferred to the Company’s facility in Toronto, Canada. Upon cessation of manufacturing at Kimberly-Clark’s facility, the Company purchased, in accordance with a pre-determined formula, inventory consisting of raw and packaging materials and up to four months supply of finished goods. The purchase price of this inventory was approximately $550,000. Cash on hand and borrowings against available credit lines were used to pay for this inventory.

        The Company expects to complete the transfer, installation and validation of the equipment and commence manufacturing in Toronto, Canada in August 2004. Through June 30, 2004, the Company expended $471,000 on equipment and manufacturing facility upgrades.

        The unaudited pro forma information below presents results of operations as if the acquisition had occurred on January 1, 2003. The pro forma information is based on historical results and is not necessarily indicative of the operations of the combined entity had the acquisition occurred on January 1, 2003 , nor is it necessarily indicative of future results. Pro forma results for 2004 have not been presented as the acquisition occurred on January 9, 2004 and the recorded results would not have been materially different had the acquisition occurred on January 1, 2004.

                                          Three Months Ended June 30, 2003    Six Months Ended June 30, 2003
                                          --------------------------------    ------------------------------

Net sales                                          $5,165,000                          $9,915,000
Net loss                                            $(240,000)                          $(555,000)
Loss per common share-basic and diluted                $(0.05)                             $(0.12)

3.     Accounts Receivable

        Accounts receivable include the following:

                                                      June 30, 2004     December 31, 2003
                                                      -------------     -----------------

        Trade accounts receivable                       $2,768,473          $2,802,985
        Less:  Allowance for doubtful accounts             (42,898)            (35,785)
               Allowance for trade rebates                (168,000)           (212,000)
                                                         ----------          ----------
             Net trade receivables                       2,557,575           2,555,200
        Other receivables                                   40,895              71,892
                                                         ----------          ----------

             Total receivables                          $2,598,470          $2,627,092
                                                         ==========          ==========

        The allowance for trade rebates reflects estimated rebates embedded in outstanding trade receivables.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

4.     Inventories

        Inventories include the following:

                                                      June 30, 2004     December 31, 2003
                                                      -------------     -----------------

        Finished goods                                  $3,182,833          $2,814,651
        Work in process                                    103,811             172,536
        Packaging materials                                528,442             307,635
        Raw materials                                    1,228,196             708,436
                                                         ----------          ----------

             Total inventory                            $5,043,282          $4,003,258
                                                         ==========          ==========

5.     Property and Equipment

        Property and equipment include the following:

                                                      June 30, 2004     December 31, 2003
                                                      -------------     -----------------

        Machinery and equipment                         $3,213,050          $1,277,352
        Furniture and fixtures                             196,278             183,967
        Leasehold improvements                             486,438              49,541
                                                         ----------          ----------
             Gross property and equipment                3,895,766           1,510,860
        Less:  accumulated depreciation                   (504,451)           (433,172)
                                                         ----------          ----------

             Net property and equipment                 $3,391,315          $1,077,688
                                                         ==========          ==========

        Machinery and equipment increased in the six months ended June 30, 2004 principally due to the acquisition of, and infrastructure upgrades to, the Company's Canadian manufacturing operation to integrate the Kimberly-Clark Corporation wound care assets. The Company incurred a charge of $82,974 for the six months ended June 30, 2004 related to the disposal of obsolete equipment.

6.     Other Intangible Assets, net

                                                      June 30, 2004     December 31, 2003
                                                      -------------     -----------------

        Patents and trademarks                            $444,067            $444,067
        Other intangible assets                            383,364              40,567
                                                         ----------          ----------

             Gross other intangible assets                 827,431             484,634
             Less: accumulated amortization               (373,229)           (326,030)
                                                         ----------          ----------

             Other intangible assets, net                 $454,202            $158,604
                                                         ==========          ==========

        Intangible assets increased in the six months ended June 30, 2004 due to the acquisition of Kimberly-Clark Corporation's wound care assets.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

7.     Other Assets, net

        Other assets, net include the following:

                                                      June 30, 2004     December 31, 2003
                                                      -------------     -----------------

        Deferred financing costs, net                     $ 64,989            $ 77,415
        Deposits                                            67,688              69,834
        Other                                                -                   9,516
                                                         ----------          ----------

             Total other assets, net                      $132,677            $156,765
                                                         ==========          ==========

8.     Short Term Borrowings

        Short term borrowings include the following:

                                                      June 30, 2004     December 31, 2003
                                                      -------------     -----------------

        U.S. line of credit                             $  644,791               -
        Canadian line of credit                          1,262,563          $1,361,708
                                                         ----------          ----------
             Subtotal - lines of credit borrowings       1,907,354           1,361,708
        Note payable - Kimberly-Clark Corporation        1,566,000               -
                                                         ----------          ----------

             Total short-term borrowings                $3,473,354          $1,361,708
                                                         ==========          ==========

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

        On January 30, 2004 the Company entered into a new one year line of credit agreement with its U.S. lender. The maximum principal amount of the line increased to $4,000,000 from $3,000,000. Funds of $644,791 were drawn against the line at June 30, 2004. Advances will be used to fund strategic initiatives and for general working capital purposes. Estimated maximum potential advances under the agreement are equal to the lesser of (A) $4,000,000 or (B) the sum of (i) 80% of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company’s behalf up to $1,000,000, less the aggregate of any outstanding letters of credit issued by the lender. Interest on outstanding advances is payable monthly in arrears at the one month LIBOR rate (as published in “The Wall Street Journal”), plus 3.0%, or 4.36% at June 30, 2004. Effective August 1, 2004, this rate has been increased to the one month LIBOR rate plus 5%. Please refer to the discussion in the last paragraph of this section. In addition, the Company paid an annual line fee of $40,000. This line fee and any one-time lender or legal costs associated with securing the line of credit will be deferred and amortized to interest expense over the line term of one year.

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

        The first and second quarter 2004 operating losses resulted in the Company being out of compliance with certain U.S. line of credit covenants at March 31 and June 30, 2004. The U.S. lender agreed to waive these covenant violations upon payment of fees totaling $4,500. Further, effective August 1, 2004, the U.S. lender has increased the rate of interest payable under the line from the one month LIBOR rate plus 3.0% to the one month LIBOR rate plus 5.0%. There can be no assurance that the U.S. lender will waive future violations of the covenants or that the terms of any such waivers would be acceptable to the Company. In the event the U.S. lender does not waive future covenant violations or agree to restructure the covenants, additional borrowings under the line of credit could be unavailable. In such case, the Company would be required to seek alternative financing.

        Canadian Line of Credit

        On December 30, 2003, the Company renewed its revolving credit facility agreement (the “Derma Canada Agreement”) for a maximum principal amount of $1,649,000 with a Canadian bank. The renewed credit facility expires on December 31, 2004. The Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., may request advances under the Derma Canada Agreement up to the value of seventy-five percent (75%) of its eligible receivables (as defined) and fifty percent (50%) of eligible inventory (as defined) up to a maximum of $712,000. Interest on outstanding advances is payable monthly at the prime rate (as defined) plus 1.0%, or 4.75% for advances outstanding at June 30, 2004. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Canadian bank has a second lien security interest in the assets of the Company’s U.S. operations. The Company has also guaranteed payment of amounts due under the Derma Canada Agreement.

        Over the term of the Derma Canada Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Certain of these covenants are measured monthly while others are measured annually. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Derma Canada Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $375,000 of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default. The Company was in compliance with these covenants at June 30, 2004.

        As security for indebtedness of the Company’s subsidiary, Derma Sciences Canada Inc., the Company has accorded a Canadian bank its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. In connection with the Derma Canada Agreement and in return for a standby letter of credit in the amount of $200,000 against the Company’s U.S. line of credit, the Canadian bank has agreed not to exercise its rights under its second lien security interest and guarantee against the Company’s U.S. assets without the U.S. lender’s approval.

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

9.     Long-Term Debt

        Long-term debt includes the following:

                                                       June 30, 2004     December 31, 2003
                                                       -------------     -----------------

        Canadian term loan                               $  911,681         $1,025,839
        Capital lease obligations                           201,956              2,862
                                                         ----------          ----------

             Total debt                                   1,113,637          1,028,701
        Less:  current maturities                           216,111            178,720
                                                         ----------          ----------

             Long-term debt                             $   897,526        $   849,981
                                                         ==========         ===========

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc. in 2002, the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 5.00% at June 30, 2004. The term loan is secured by all tangible and intangible assets of Derma Sciences Canada Inc. and subject to the same financial covenants applicable to the operating line of credit (See Note 8).

        The Company has three capital lease obligations for certain distribution equipment totaling $154,644, computer equipment for $46,599 and manufacturing equipment for $713. The distribution, computer equipment and manufacturing equipment capital leases bear interest at annual rates of 7.63%, 3.93% and 10.75%, respectively, and expire in March 2009, April 2007 and August 2004, respectively.

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Stock Purchase Warrants

        At June 30, 2004, the Company had warrants outstanding to purchase the Company’s common stock as outlined below:

            Series       Number of Warrants      Exercise Price    Expiration Date
            ------       ------------------      --------------    ---------------

               E                1,870,007            $0.85         July 18, 2005
               F                1,309,441            $0.57         January 6, 2007

        Other Equity Transactions

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds of $1,962,974, net of $197,026 in offering expenses, were used to fund strategic initiatives and for general working capital purposes.

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

11.   Comprehensive (Loss) Income

        The Company’s comprehensive (loss) income was as follows:

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------    -------------------------
                                                  2004           2003            2004           2003
                                                --------       --------        --------       --------

Net (loss) income - as reported                $(330,299)     $  81,367     $(1,306,765)     $  89,437
Other comprehensive income (loss):
    Foreign currency translation adjustment        6,419        141,343         (20,822)       247,510
                                                 -------        -------          ------        -------

Comprehensive (loss) income                    $(323,880)      $222,710     $(1,327,587)      $336,947
                                                 =======        =======       =========        =======

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Segment net sales and gross profit for the three months and six months ended June 30, 2004 and 2003 are as follows:

                                        Three Months Ended June 30, 2004
                                        --------------------------------

                                      Wound Closure-                                       Total
                          Wound Care     Fasteners       Skin Care     Other Costs        Company
                          ----------     ---------       ---------     -----------        -------

Net sales                 $3,455,605     $  939,998     $  518,408            -         $ 4,914,011
                           ---------      ---------      ---------       ---------       ----------

Gross profit                 842,241        471,929         98,025            -           1,412,195
Total expenses               -                -               -        $(1,742,494)      (1,742,494)
                                                                                         ----------

Net loss                                                                                $  (330,299)
                                                                                         ==========

Net long-lived assets     $3,359,891          -         $1,313,221     $   283,372      $ 4,956,484
                           =========                     =========      ==========       ==========

                                        Three Months Ended June 30, 2003
                                        --------------------------------

                                       Wound Closure-                                      Total
                          Wound Care     Fasteners       Skin Care     Other Costs        Company
                          ----------     ---------       ---------     -----------        -------

Net sales                 $3,395,393     $  723,108     $  517,688            -         $ 4,636,189
                           ---------      ---------      ---------       ---------        ---------

Gross profit               1,187,213        354,441        144,875            -           1,686,529
Total expenses                  -             -               -        $(1,605,162)      (1,605,162)
                                                                                         ----------

Net income                                                                              $    81,367
                                                                                         ==========

Net long-lived assets     $1,008,985          -         $1,300,487     $    31,420      $ 2,340,892
                           =========                     =========      ==========       ==========

                                         Six Months Ended June 30, 2004
                                        --------------------------------

                                       Wound Closure-                                      Total
                          Wound Care     Fasteners       Skin Care     Other Costs        Company
                          ----------     ---------       ---------     -----------        -------

Net sales                 $7,064,952     $1,898,268     $  980,213            -         $ 9,943,433
                           ---------      ---------      ---------       ---------        ---------

Gross profit               1,723,215        941,381        197,408            -           2,862,004
Total expenses                  -             -               -        $(4,168,769)      (4,168,769)
                                                                                         ----------

Net loss                                                                                $(1,306,765)
                                                                                         ==========

Net long-lived assets     $3,359,891          -         $1,313,221      $  283,372     $  4,956,484
                           =========                     =========      ==========       ==========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

                                         Six Months Ended June 30, 2003
                                        --------------------------------

                                       Wound Closure-                                      Total
                          Wound Care     Fasteners       Skin Care     Other Costs        Company
                          ----------     ---------       ---------     -----------        -------

Net sales                 $6,206,378     $1,568,364     $1,077,686            -         $ 8,852,428
                           ---------      ---------      ---------       ---------        ---------

Gross profit               2,152,334        748,875        312,330            -           3,213,539
Total expenses                  -             -               -        $(3,124,102)      (3,124,102)
                                                                                         ----------

Net income                                                                              $    89,437
                                                                                         ==========

Net long-lived assets     $1,008,985          -         $1,300,487     $    31,420      $ 2,340,892
                           =========                     =========      ==========       ==========

        Long-lived assets consist of property and equipment, patents and trademarks, other intangible assets and goodwill. Wound care long-lived assets consist principally of Derma Sciences Canada Inc., property and equipment and other intangible assets acquired in the Kimberly-Clark wound care asset acquisition and patents and trademarks. Wound closure-fasteners are for the most part outsourced and accordingly are not supported by long-lived assets. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. and property and equipment associated therewith. Corporate headquarters and the Company’s U.S. distribution center property and equipment are included in the other costs column since they service all three business segments.

        The following table presents net sales by geographic region.

                           Three Months Ended June 30,     Six Months Ended June 30,
                           ---------------------------     -------------------------
                              2004             2003          2004             2003
                              ----             ----          ----             ----

         United States         53%              38%           55%              42%
         Canada                43%              57%           41%              53%
         Rest of world          4%               5%            4%               5%

13.   Income Taxes

        No provision for income taxes has been made in either the three or six months ended June 30, 2004 and 2003 given the Company’s loss in 2004 and the available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured.

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

15.   Employee Termination Costs

        On March 9, 2004 the Company terminated the employment of its Executive Vice President and President of its Derma Sciences Canada Inc. subsidiary. The Company has recorded an estimated charge of $450,000 representing severance, benefits and other costs associated with this termination. The charge was recorded against general administrative expense in the statement of operations. Given that the payout (if any) is expected to be made over a period of up to twenty-four months, the liability has been recorded as $225,000 in other current liabilities and $225,000 in other long-term liabilities in the 2004 balance sheet. The Company is presently involved in litigation with this former executive relative to the subject severance and costs.

Index

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

Results of Operations

        The second quarter 2004 and 2003 operating results include the financial results of Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the term Derma Canada is used throughout this discussion in reference to the operations of Derma Sciences Canada Inc. and the term Derma U.S. is used throughout this discussion in reference to the operations of the Company excluding Derma Canada.

        The Company engages in the manufacture, marketing and sale of dermatological related product lines consisting of wound care, wound closure-fasteners and skin care. The wound care line is composed of basic and advanced wound care products. Basic wound care products consists primarily of gauze dressings, abdominal pads, burn dressings and bandages. Advanced wound care products consists of ointments, packing strips, hydrogel dressings, hydrocolloid dressings, foam dressings and impregnated gauze dressings. Ointments are sold under the Company’s Dermagran® name and various other advanced wound care products are sold under the Dumex name as well as other private labels. The wound closure fasteners line consists of wound closure strips, nasal tube fasteners and a variety of catheter fasteners. The skin care line, sold under the Company’s Sunshine Products label, consists of bath sponges, skin cleansers, soaps, hair and body washes and moisturizers.

        The following table highlights the 2004 and 2003 operating results:

                                         Quarter Ended June 30,
                                         ----------------------
                                          2004            2003            Variance
                                          ----            ----            --------

Net sales                              $4,914,011     $4,636,189     $ 277,822       6%
Cost of sales                           3,501,816      2,949,660       552,156      19%
                                        ---------      ---------      --------
Gross profit                            1,412,195      1,686,529      (274,334)    (16%)
Gross profit percentage                      29%            36%
Operating expenses                      1,697,175      1,545,895       151,280      10%
Interest expense, net                      51,479         57,047        (5,568)    (10%)
Other (income) expense, net                (6,160)         2,220        (8,380)      -
                                        ---------      ---------      --------
Total expenses                          1,742,494      1,605,162       137,332       9%
(Loss) income before income taxes        (330,299)        81,367      (411,666)      -
Provision for income taxes                   -              -             -          -
                                        ---------      ---------      --------

Net (loss) income                      $ (330,299)    $   81,367     $(411,666)      -
                                        =========      =========      ========

        Net sales increased $277,822, or 6%, to $4,914,011 in the second quarter 2004 from $4,636,189 in the second quarter 2003. The increase is attributable to increased sales of the advanced wound care and wound closure fasteners product lines, partially offset by lower basic wound care sales.

        Wound care sales increased $60,212, or 2%, to $3,455,605 in the second quarter 2004 from $3,395,393 in the second quarter 2003. In the second quarter 2004 versus 2003, advanced wound care sales increased 37% to $940,956 from $689,110. Components of the sales increases in the advanced wound care products included the addition of the Kimberly-Clark Corporation (KCC) advanced wound care products which the Company acquired on January 9, 2004, Silverlon advanced wound care products growth and the private label advanced wound care product sales. The private label advanced wound care products showed sales growth as a result of the Company’s focusing a significant portion of its sales and marketing resources on expanding these products. The foregoing sales increases were partially offset by 35% lower sales of Dermagran advanced wound care products attributable to the work down of higher customer inventory levels incident to the Company’s sales incentive program at the end of 2003 as well as lower sales volumes due to competitive pressures.

Index

        Basic wound care sales decreased $191,634, or 7%, in the second quarter of 2004 versus 2003 to $2,514,649 from $2,706,283. The decrease is attributable to a 12% decrease in Canadian market basic wound care product sales, partially offset by a 24% increase in United States basic wound care product sales. This latter increase resulted from devoting significant sales and marketing resources to expanding these products. The decrease in the Canadian market basic wound care sales is attributable to the non-recurrence of second quarter 2003 one-time sales of face masks in response to the Sudden Acute Respiratory Syndrome (SARS) epidemic and a 96% decrease in the Canada private label sales due to the loss of this business in 2003. The second quarter 2004 Canadian market basic wound care sales to hospitals and dealers increased after excluding the 2003 second quarter one-time, non-core business SARS sales.

        Wound closure fastener sales increased $216,890, or 30%, to $939,998 in the second quarter 2004 from $723,108 in the second quarter 2003. The second quarter sales increase is primarily the result of increased sales of Percu Stay catheter fasteners to one customer, related to the fulfillment of orders placed prior to expiration of the Company’s agreement with the customer in November 2003, and the addition of Shur Strips line of suture strips sales acquired from KCC in January 2004.

        Second quarter 2004 skin care sales of $518,408, versus $517,688 in 2003, were flat. Although skin care sales were flat, several new customers were obtained in the second quarter 2004 resulting in reversing a first quarter 2004 and 2003 trend of declining skin care sales.

        Gross profit in the second quarter 2004 versus 2003 decreased $274,334, or 16%, to $1,412,195 from $1,686,529. Overall gross profit percentages were 29% and 36% in the second quarter 2004 and 2003, respectively. The decrease in gross profit percentage is attributable to the increasingly higher percentage of sales represented by lower margin basic wound care, KCC and private label advanced wound care products, along with the adverse impact of the year-end 2003 sales incentive program on 2004 sales of selected higher margin Dermagran advanced wound care products. Lower skin care product margins due to higher product costs also contributed. Wound closure fastener gross profit margins remained constant quarter to quarter.

        Wound care gross profit in the second quarter 2004 versus 2003 decreased $344,972, or 29%, to $842,241 from $1,187,213. The wound care line experienced gross profit decreases in both the basic and advanced care products of 28% and 30%, respectively. The gross profit decline in the basic wound care products is primarily attributable to increases in material and manufacturing costs, competitive pressure on selling prices and the absence of the higher margin Canadian private label sales in 2004. The gross profit decrease in the advanced wound care products is attributable to the above discussed lower sales of the higher gross profit Dermagran products as well as competitive pressures and a change in mix to lower margin products. Increases in low margin KCC private label sales contributed to lower gross profits. Gross profits incident to the acquired KCC and private label products are anticipated to improve in the third and fourth quarter 2004 when these products are fully integrated into the Derma Canada manufacturing facility.

        Wound closure fasteners line gross profit in the second quarter 2004 versus 2003 increased $117,488, or 33%, to $471,929 from $354,441. This increase is attributable to increased sales of Percu Stay catheter fasteners and the addition of the Shur Strip line of suture strips acquired from KCC in January 2004.

        Skin care line gross profit in the second quarter 2004 versus 2003 decreased $46,850, or 32%, to $98,025 from $144,875. The decrease is attributable to increases in overhead expenses resulting from the relocation to the new U.S. distribution center of the customer service and distribution functions (that previously absorbed a portion of the manufacturing facility’s overhead) and increased labor costs.

        Operating expenses increased $151,280, or 10%, to $1,697,175 in the second quarter 2004 from $1,545,895 in the second quarter 2003. The increase is primarily attributable to a $100,030, or 64%, increase in warehousing expenses primarily associated with the new U.S. distribution facility that opened in March 2004 and higher Canadian operating costs. In addition, marketing expenses increased $62,525, or 106%, in the second quarter 2004 versus 2003 as a result of the hiring of a marketing director, increased trade show and promotional activity and expenses incident to expansion of the private label wound care products. In the second quarter 2004 versus 2003, selling expenses decreased 3% while general and administrative expenses were flat.

Index

        Interest expense, net decreased $5,568 to $51,479 in the second quarter 2004 from $57,047 in the second quarter 2003. This decrease is primarily attributable to lower interest expense incurred by the Company’s Canadian subsidiary as a result of lower 2004 interest rates on its line of credit, partially offset by incremental interest expense incurred on capital leases initiated in 2004.

        Other income, net increased $8,380 to $6,160 income in the second quarter 2004 from $2,220 expense in the second quarter 2003. The change for the three months ended June 30, 2004 versus 2003 is primarily attributable to a gain on the sale of property and equipment in the second quarter 2004 and lower temporary storage and demurrage container costs. The non-recurrence of second quarter 2003 acquisition and ISO consulting expenses during the three months ended June 30, 2004 also contributed.

        Given available net operating loss carryforwards, no provision for income taxes was made in the second quarter 2004 and 2003. A benefit has not been recorded as the realization of the net operating losses is not assured.

        The Company incurred a $330,299 loss or $0.03 loss per share (basic and diluted) in the second quarter 2004 compared to net income of $81,367 or $0.02 income per share (basic) and $0.01 income per share (diluted) in the second quarter 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Results of Operations

        The following table highlights the 2004 and 2003 operating results:

                                          Six Months Ended June 30,
                                          -------------------------
                                          2004            2003              Variance
                                          ----            ----              --------

Net sales                              $9,943,433     $8,852,428     $ 1,091,005      12%
Cost of sales                           7,081,429      5,638,889       1,442,540      26%
                                        ---------      ---------      ----------
Gross profit                            2,862,004      3,213,539        (351,535)    (11%)
Gross profit percentage                      29%            36%
Operating expenses                      3,959,133      3,000,992         958,141      32%
Interest expense, net                      98,146        170,486         (72,340)     42%
Other expense (income), net               111,490        (47,376)        158,866       -
                                        ---------      ---------      ----------
Total expenses                          4,168,769      3,124,102       1,044,667      33%
(Loss) income before income taxes      (1,306,765)        89,437      (1,396,202)      -
Provision for income taxes                   -              -               -          -
                                        ---------      ---------      ----------

Net (loss) income                     $(1,306,765)    $   89,437     $(1,396,202)      -
                                        =========      =========      ==========

        Net sales increased $1,091,005, or 12%, to $9,943,433 from $8,852,428 for the six months ended June 30, 2004 versus 2003, respectively. The increase is attributable to a 14% and 21% increase in wound care and wound closure fasteners sales, respectively, partially offset by a 9% decrease in skin care sales.

        Wound care sales for the six months ended June 30, 2004 versus 2003 increased $858,574, or 14%, to $7,064,952 from $6,206,378. For the six months ended June 30, 2004 versus 2003, basic wound care sales increased 3% to $4,928,202 from $4,798,762, while advanced wound care sales increased 52% to $2,136,750 from $1,407,616. The basic wound care 3% sales increase is attributable to a 40% increase in United States basic wound care product sales resulting from focused sales and marketing efforts, partially offset by a 3% decrease in Canadian market basic wound care sales. The decrease in Canadian market basic wound care net sales for the six months ended June 30, 2004 versus 2003 is attributable to the non-recurrence in 2004 of the one-time sales of face masks in response to the SARS epidemic and the almost complete cessation of the private label business in 2003. The 52% increase in the advanced wound care products is attributable to the January 2004 acquisition of the KCC’s advanced wound care products, growth of sales of the private label advanced wound care products, attributable to focusing significant sales and marketing resources on these products, and the growth of the Silverlon advanced wound care products. During the six months ended June 30, 2004 versus 2003 advanced wound care net sales growth was partially offset by a 35% net sales decline of Dermagran advanced wound care products, primarily resulting from the work down of higher customer inventory levels incident to the Company’s sales incentive program at the end of 2003, as well as lower sales volumes due to competitive pressures.

Index

        Wound closure fasteners product line sales for the six months ended June 30, 2004 versus 2003 increased $329,904, or 21%, to $1,898,268 from $1,568,364 as a result of increased sales of Percu Stay catheter fasteners to one customer, related to fulfillment of orders placed prior to expiration of the Company’s agreement with the customer in November 2003 and the Shur Strip line of suture strips acquired in January 2004.

        Skin care product line sales decreased $97,473, or 9%, to $980,213 from $1,077,686 for the six months ended June 30, 2004 versus 2003 due to competitive pressures that resulted in lower sales volumes in all major product lines except sponges. While sales were lower versus the first six months of 2004, skin care sales reversed a trend of steady decline in the second quarter 2004.

        Gross profit for the six months ended June 30, 2004 versus 2003 decreased $351,535, or 11%, to $2,862,004 from $3,213,539. This decrease is attributable to an increasingly larger percentage of sales represented by lower margin products and the adverse impact of the year-end 2003 sales incentive program on 2004 sales of selected higher margin Dermagran advanced wound care products, coupled with pricing and product cost pressures in certain product lines. For the six months ended June 30, 2004 versus 2003, the gross profit for the wound and skin care product lines decreased 20% and 37%, respectively, partially offset by a 26% increase in the wound closure fasteners product line. Overall gross profit percentages were 29% and 36% in the first half of 2004 and 2003, respectively.

        Wound care product line gross profit for the six months ended June 30, 2004 versus 2003 decreased $429,119, or 20%, to $1,723,215 from $2,152,334. The basic and advanced wound care products gross profit for the six months ended June 30, 2004 versus 2003 decreased 14% and 26%, respectively. The basic wound care 14% gross profit decline is primarily attributable to higher material and manufacturing costs, along with competitive pricing pressure in both the United States and Canada. The advanced wound care products decrease of 26% is primarily attributable to lower Dermagran product sales incident to the above discussed work down of the higher customer inventory levels at year-end 2003, together with decreases in volume due to competitive pressures and a $60,000 write-off of obsolete inventory in the first quarter 2004.

        Wound closure fasteners product line gross profit for the six months ended June 30, 2004 versus 2003 increased $192,506, or 26%, to $941,381 from $748,875. This increase is attributable to higher sales of Percu Stay catheter fasteners and the addition of the Shur Strip line of suture strips.

        Skin care product line gross profit for the six months ended June 30, 2004 versus 2003 decreased $114,922, or 37%, to $197,408 from $312,330. The decrease is attributable to higher overhead costs as a result of the relocation of the U.S. customer service and distribution center, increased labor costs and lower first quarter 2004 sales volumes.

        Operating expenses increased $958,141, or 32%, to $3,959,133 in the first six months of 2004 versus $3,000,992 in the first six months of 2003. Warehouse expenses increased $234,896, or 71%, in 2004 versus 2003 as a result of a one-time $50,000 expense provision to close the Old Forge, Pennsylvania distribution center effective March 31, 2004, higher operating costs of a new U.S. distribution center and higher operating costs at the Derma Canada Toronto facility. Marketing expenses increased $103,689, or 98%, in 2004 versus 2003 as a result of hiring a marketing director, along with higher trade show, promotional activities and start-up spending related to the private label wound care products. Sales expenses increased $40,128, or 5%, in 2004 versus 2003 primarily attributable to higher sampling costs, higher compensation related to the annualized impact of 2003 additions and increased administrative fees related to private label sales. General and administrative expenses increased $579,428, or 34%, in 2004 versus 2003 primarily resulting from a $450,000 provision for severance, benefits and other costs associated with the discharge of the former Derma Canada President. In addition, general and administrative expenses increased in 2004 versus 2003 as a result of the Company’s investment in information technology, including hiring an information technology director and upgrades to the Company’s computer equipment and infrastructure, along with higher bad debt, accounting, compensation and insurance costs, partially offset by lower regulatory costs.

Index

        Interest expense, net decreased $72,340 to $98,146 in the first six months ended June 30, 2004 from $170,486 in the first six months ended June 30, 2003. This decrease is primarily attributable to the February 2003 termination of the Company’s existing United States line of credit facility resulting in the write-off of $66,342 of deferred financing costs.

        Other expense, net increased $158,866 to $111,490 expense for the six months ended June 30, 2004 from $47,376 income in 2003. The change is primarily attributable to the incurrence in 2004 of a $82,974 loss on disposal of property and equipment and the non-recurrence in 2004 of one-time net income items incurred in 2003.

        Given available net operating loss carryforwards, no provision for income taxes has been made in the first six months ended June 30, 2004 and 2003. A benefit has not been recorded as the realization of the net operating losses is not assured.

        The Company incurred a $1,306,765 loss or ($0.14) loss per share (basic and diluted) in the first six months ended June 30, 2004, compared to net income of $89,437, or $0.02 income per share (basic) and $0.01 income per share (diluted), in the first six months ended June 30, 2003.

Liquidity and Capital Resources

        At June 30, 2004 and December 31, 2003 the Company had cash and cash equivalents of $30,763 and $439,837, respectively. The $409,074 decrease in cash resulted from net cash used in operating activities of $1,717,240 and net cash used in investing activities of $1,072,224, partially offset by net cash provided by financing activities of $2,387,962.

        Excluding $1,002,295 of restricted cash set aside to collateralize the KCC note payable, net cash used in operating activities was $714,945. The net use of cash stems from the net loss experienced in the first half of the year offset by non-cash charges and cash generated from the net change in operating assets and liabilities. An increase in inventory to support planned growth initiatives, coupled with a comparable increase in accounts payable and a $450,000 increase in accrued liabilities related to a charge for employee termination costs in the first quarter, were the primary factors behind the change in operating assets and liabilities.

        Net cash used in investing activities relates to $376,797 cash paid to acquire the KCC wound care assets in January 2004 and $695,427 for purchases of equipment and leasehold improvements. The majority of the equipment and leasehold improvement expenditures relate to the subsequent transfer and installation of the KCC equipment in the Company’s manufacturing facility in Toronto, Canada. The balance relates to equipment purchases to improve manufacturing efficiency and expenditures associated with opening the new U.S. distribution center.

        Net cash provided by financing activities consisted of net proceeds of $1,962,974 from the sale of common stock in the first quarter coupled with increased line of credit borrowings of $583,787, principally in the second quarter, partially offset by deferred financing costs related to annual bank fees associated with the Company’s line of credit agreements and outstanding letters of credit and normally scheduled debt repayment.

        Working capital decreased $1,675,309 at June 30, 2004 to $3,161,659 from $4,836,968 at December 31, 2003. The decrease in cash and increased line of credit borrowing associated with the Company’s net operating loss and significant capital expenditures in the first half are the primary reasons for the decline. The $1,566,000 seller financed KCC note payable due on or before December 31, 2004 offset by the increase in restricted cash of $1,002,295 which has be set aside to pay this note also contributed.

        The Company renewed its revolving credit facility agreement with its Canadian lender to fund its day-to-day Canadian operations on December 31, 2003. Maximum potential advances under the agreement at June 30, 2004 were $1,649,000. Advances outstanding against the credit facility were $1,262,563 at June 30, 2004, leaving an additional $386,437 available for borrowing.

Index

        A first quarter charge of $450,000 related to an employee termination (see discussion below) resulted in the Canadian operation being out of compliance with certain of its loan covenants. The Canadian bank agreed to waive the covenant violations at March 31, 2004 and adjust the covenants prospectively in anticipation of the significant equity investment the Company is making in its Canadian operation with the transfer of the equipment purchased from KCC. The covenants have been reset and the Company was in compliance at June 30, 2004. The Company anticipates that it will be able to comply with the adjusted covenants for the foreseeable future.

        On January 30, 2004 the Company entered into a new one year line of credit agreement with its U.S. lender. The maximum principal amount of the line is $4,000,000. Estimated maximum potential advances under the agreement are equal to the lesser of (a) $4,000,000, or (b) the sum of (i) 80% of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company’s behalf up to $1,000,000, less the aggregate of any outstanding letters of credits issued by the lender. All other items and conditions of the agreement remained unchanged. In connection with entering into the new line of credit agreement, the Company deposited cash in the amount of $1,000,000 in a restricted account with the U.S. lender and the lender issued an irrevocable standby letter of credit on the Company’s behalf for the benefit of KCC in the amount of $1,566,000. Total letters of credit outstanding at June 30, 2004 were $1,766,000.

        Maximum potential advances under the U.S. line of credit agreement at June 30, 2004 were $1,384,600. Advances outstanding against the credit facility were $644,791 at June 30, 2004, leaving an additional $739,820 available for borrowing. Advances are utilized to fund the U.S. operations’ day-to-day working capital requirements and the Company’s strategic growth initiatives in the U.S and Canada. The restricted cash of $1,002,295, together with cash on hand or available line borrowing capacity, will be utilized to pay the $1,566,000 KCC promissory note due December 31, 2004.

        The first half 2004 operating loss resulted in the Company being out of compliance with certain of its U.S. line of credit covenants at June 30, 2004. The U.S. lender agreed to waive the covenant violations at June 30, 2004. There can be no assurance that the U.S. lender will waive future violations of the covenants or that the terms of any such waivers would be acceptable to the Company. In the event the U.S. lender does not waive future covenant violations or agree to restructure the covenants, additional borrowings under the line of credit could be unavailable. In such case, the Company would be required to seek alternative financing. The Company believes that if it becomes necessary to replace the current U.S. line of credit, debt and/or equity financing would be available to the Company in amounts and upon terms acceptable to it.

        On January 9, 2004, the Company purchased the KCC wound care assets for total consideration of $1,942,797. The consideration consisted of cash of $376,797 and a seller financed, non interest bearing promissory note due on or before December 31, 2004 of $1,566,000. The cash outlay consisted of $300,100 paid at closing and $76,697 for acquisition related costs. The equipment purchased is being installed in a newly renovated area in the Company’s manufacturing facility in Toronto, Canada scheduled to be completed in August 2004. Estimated costs, the majority of which will be capitalized, to transfer, install and validate the equipment are $676,000. Through June 30, 2004, approximately $471,000 had been expended.

        KCC manufactured its wound care products, for the account of the Company, at its facility through April 9, 2004 to meet current customer demand and to build sufficient inventory to cover the period during which production is discontinued at the KCC facility and initiated at the Company’s facility in Toronto, Canada. In the second quarter, the Company purchased approximately $550,000 worth of raw, packaging and finished goods inventory from KCC.

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds were used to fund the acquisition of the KCC wound care assets and for general working capital purposes. Offering proceeds of $1,962,974, net of offering expenses of $197,026, have been received.

        On March 9, 2004 the Company terminated the employment of its Executive Vice President and President of its wholly owned Canadian subsidiary. This executive has brought suit in Toronto, Canada, to recover severance payments and other damages allegedly due him as a result of this termination. The Company intends to vigorously defend this action. However, the Company has recorded an estimated charge of $450,000 representing severance, benefits and other costs associated with the termination.

Index

        During the first half of 2004, the Company entered into capital and operating leases of $290,000 with terms ranging from three to five years for equipment at the new U.S. distribution center that opened in March 2004 and upgrades to the Company-wide telecommunications and information technology equipment.

        Over the remainder of 2004, the Company seeks to increase sales and gross margins and return to profitability by increasing the sale of private label products, completing the integration of the KCC wound care products into the Company’s product offering, continuing growth of the basic wound care products in the U.S. and focusing on organic growth of its core product lines in the U.S. and Canada. Beginning in August, 2004, significant product cost savings are anticipated as a result of recently negotiated lower basic wound care costs and the in-house manufacture of a wide range of products using the equipment purchased from KCC. Operating expenses, which have gradually increased over the last eighteen months in anticipation of planned sales growth, will be closely monitored. Steps will be taken to reduce operating expenses if the anticipated sales and margin growth are not realized.

        As of June 30, 2004, the majority of the incremental capital needed to implement the KCC wound care asset acquisition, private label contracts and other planned growth initiatives had been expended. The installation and validation of the KCC equipment in Toronto, Canada is expected to be completed in August 2004. As such, capital requirements will be significantly less in the second half of 2004. Plans are in place to reduce the level of inventory on hand at June 30, 2004 over the balance of the year as higher initial inventory associated with the KCC wound care products and private label growth initiatives reach equilibrium and steps are taken to reduce inventory levels in other areas.

        The Company believes that available funds from operations coupled with its available lines of credit will be sufficient to satisfy the Company’s capital requirements for the foreseeable future. If need be, the Company expects that it can secure additional equity funding to improve liquidity.

        The common stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The common stock is also traded on the Boston and Pacific Stock Exchanges under the symbol “DMS.” The Company has paid no cash dividends in respect of its common stock and does not intend to pay cash dividends in the foreseeable future.

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

Critical Accounting Policies

        Estimates and assumptions are required in the determination of sales deductions for trade rebates, discounts and allowances. Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any individual estimate or assumption made by the Company, there may also be other reasonable estimates or assumptions. The Company believes, however, that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on the consolidated results of operations, financial position or cash flows for the periods represented in this section. The Company’s most critical accounting policies are described below:

Index

Revenue Recognition and Adjustments to Revenue

        Revenue is recognized when product is shipped and title passes to the customer. When the Company recognizes revenue from the sale of products, the Company simultaneously adjusts revenue for estimated trade rebates. A trade rebate represents the difference between invoice price to the wholesaler and the indirect customer’s contract price. These rebates are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with customers and other competitive factors. If the assumptions used to calculate these rebates do not appropriately reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted. The Company continually monitors the factors that influence these rebates and makes adjustments as necessary.

Goodwill

        At June 30, 2004, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

      (b)      Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: August 13, 2004	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer