Form 10QSB
period 2004-09-30
DERMA SCIENCES INC
filed 2004-11-12
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2004
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: September 30, 2004	Class: Common Stock, par value $.01 per share
Shares Outstanding: 9,524,007

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Condensed Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	28

Item 6.	Exhibits	28

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

Index

Part I - Financial Information

Item 1.  CONDENSED FINANCIAL STATEMENTS

DERMA SCIENCES, INC.

Consolidated Balance Sheets

=========================================================================================================
                                                                      September 30,        December 31,
                                                                          2004                2003*
                                                                      (Unaudited)
ASSETS
---------------------------------------------------------------------------------------------------------

Current Assets
Cash and cash equivalents                                             $    51,131       $     439,837
Short-term investments, restricted                                      1,004,010               -
Accounts receivable, net                                                2,425,491           2,627,092
Inventories                                                             5,041,227           4,003,258
Prepaid expenses and other current assets                                 257,148             351,962
---------------------------------------------------------------------------------------------------------
Total current assets                                                    8,779,007           7,422,149
Equipment and improvements, net                                         3,720,320           1,077,688
Goodwill                                                                1,110,967           1,110,967
Other intangible assets, net                                              429,059             158,604
Other assets, net                                                         132,561             156,765
---------------------------------------------------------------------------------------------------------

Total Assets                                                          $14,171,914        $  9,926,173
---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Current Liabilities
Lines of credit                                                       $ 2,536,416        $  1,361,708
Current maturities of long-term debt                                      225,181             178,720
Note payable                                                            1,566,000               -
Accounts payable                                                        1,305,970             731,438
Accrued expenses and other current liabilities                            504,415             313,315
---------------------------------------------------------------------------------------------------------
Total current liabilities                                               6,137,982           2,585,181
---------------------------------------------------------------------------------------------------------

Long-term Liabilities
Long-term debt                                                            887,490             849,981
Other long-term liabilities                                                37,305               -
---------------------------------------------------------------------------------------------------------
Total long-term liabilities                                               924,795             849,981
---------------------------------------------------------------------------------------------------------

Total Liabilities                                                       7,062,777           3,435,162
---------------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock, $.01 par value, 30,000,000 shares authorized;
issued and outstanding: 9,524,007 shares at September 30, 2004 and
7,462,695 shares at December 31, 2003                                      95,240              74,627
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at September 30,
2004 (liquidation preference of $4,210,231) and 2,284,574 shares at        22,804              22,846
December 31, 2003 (liquidation preference of $4,235,233)
Additional paid-in capital                                             18,687,917          16,746,690
Accumulated other comprehensive income                                    500,633             294,185
Accumulated deficit                                                   (12,197,457)        (10,647,337)
---------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                              7,109,137           6,491,011
---------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                           $ 14,171,914        $  9,926,173
=========================================================================================================

*Consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.
See accompanying notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations (Unaudited)

=======================================================================================================
                                                                            Three months ended
                                                                               September 30,
                                                                          2004               2003
-------------------------------------------------------------------------------------------------------

Net sales                                                             $ 4,969,824        $ 4,212,619

Cost of sales                                                           3,749,380          2,812,161
-------------------------------------------------------------------------------------------------------
Gross Profit                                                            1,220,444          1,400,458
-------------------------------------------------------------------------------------------------------
Operating expenses                                                      1,412,809          1,469,362
Interest expense, net                                                      61,242             44,750
Other income, net                                                         (10,252)           (17,917)
-------------------------------------------------------------------------------------------------------
Total Expenses                                                          1,463,799          1,496,195
-------------------------------------------------------------------------------------------------------

Loss before provision for income taxes                                   (243,355)           (95,737)
Provision for income taxes                                                  -                  -
-------------------------------------------------------------------------------------------------------
Net Loss                                                              $ (243,355)        $  (95,737)
-------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted                                 $(0.03)             $(0.01)
-------------------------------------------------------------------------------------------------------
Shares used in computing loss per common share - basic and diluted      9,524,007          7,338,682
=======================================================================================================

See accompanying notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations (Unaudited)

=========================================================================================================
                                                                            Nine months ended
                                                                              September 30,
                                                                          2004               2003
-------------------------------------------------------------------------------------------------------
Net sales                                                             $14,913,257        $13,065,047

Cost of sales                                                          10,830,809          8,451,050
-------------------------------------------------------------------------------------------------------
Gross Profit                                                            4,082,448          4,613,997
-------------------------------------------------------------------------------------------------------
Operating expenses                                                      5,371,942          4,470,354
Interest expense                                                          159,388            215,236
Other expense (income), net                                               101,238            (65,293)
-------------------------------------------------------------------------------------------------------
Total Expenses                                                          5,632,568          4,620,297
-------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                 (1,550,120)            (6,300)
Provision for income taxes                                                  -                  -
-------------------------------------------------------------------------------------------------------
Net Loss                                                              $(1,550,120)        $   (6,300)
-------------------------------------------------------------------------------------------------------
Loss per common share - basic and diluted                                 $(0.17)             $(0.00)
-------------------------------------------------------------------------------------------------------
Shares used in computing loss per common share - basic and diluted      9,285,722          5,656,822
=========================================================================================================

See accompanying notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows (Unaudited)

=========================================================================================================
                                                                            Nine months ended
                                                                                September 30,
                                                                          2004                 2003
---------------------------------------------------------------------------------------------------------
Operating Activities
    Net loss                                                          $(1,550,120)         $    (6,300)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
       Depreciation                                                       213,896              115,532
       Amortization                                                       138,155              116,979
       Deferred financing costs                                             -                   15,000
       Provision for bad debts and rebates                                 38,613                6,871
       Provision for inventory obsolescence                               106,279               16,072
       Loss on disposal of equipment and improvements                     108,121                2,132
       Changes in operating assets and liabilities:
           Accounts receivable                                            243,932              (21,815)
           Inventories                                                 (1,052,987)            (576,674)
           Prepaid expenses and other current assets                       63,111              (32,916)
           Other assets                                                    11,317               10,138
           Accounts payable                                               549,250              408,370
           Accrued expenses and other current liabilities                 176,787             (212,291)
           Other long-term liabilities                                     37,305                -
---------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (916,341)            (158,902)
---------------------------------------------------------------------------------------------------------
Investing Activities
    Cash paid for wound care business                                    (376,797)               -
    Purchases of equipment and improvements                              (961,866)             (98,885)
    Purchase of inventory and product rights                                -                 (114,691)
    Short-term investments, restricted                                 (1,004,010)               -
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (2,342,673)            (213,576)
---------------------------------------------------------------------------------------------------------
Financing Activities
    Net change in lines of credit                                       1,122,704             (964,930)
    Deferred financing costs                                              (60,617)             (29,423)
    Long-term debt repayments                                            (149,946)            (150,734)
    Proceeds from issuance of stock, net of issuance costs              1,961,798            1,128,798
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     2,873,939              (16,289)
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                    (3,631)               7,290
---------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (388,706)            (381,477)

Cash and cash equivalents
  Beginning of period                                                     439,837            1,496,357
---------------------------------------------------------------------------------------------------------
  End of period                                                       $    51,131          $ 1,114,880
---------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Note payable for acquisition of wound care business                 $ 1,566,000                -
  Equipment obtained with capital leases                              $   211,973                -
=========================================================================================================

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

      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in Form 10-KSB previously filed with the Securities and Exchange Commission.

      Summary of Significant Accounting Policies:

        Principles of Consolidation – The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates – In conformity with accounting principles generally accepted in the United States of America, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on knowledge of current events and actions which may be undertaken in the future, actual results may ultimately differ from these estimates.

        Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss).

        Cash and Cash Equivalents – The Company considers unrestricted cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

        Short-term Investments, Restricted – Short-term investments, restricted represents funds deposited with the U.S. Lender in connection with a stand-by letter of credit (Note 8) and are invested in money market funds and certificates of deposit with maturities of less than 6 months.

        Concentration of Credit Risk – Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions, and the Company’s policy is designed to limit exposure to any one institution. The Company’s accounts receivable is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.

        Inventories – Inventories consist primarily of raw materials, packaging materials, work in process and finished goods valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method.

        Equipment and Improvements – Equipment and improvements are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are depreciated over the lesser of their useful lives or the remaining lease term.

        Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company’s long-term debt approximates book value as such notes are at market rates currently available to the Company.

        Other Intangible Assets – Patents and trademarks and other intangible assets with definite lives are stated on the basis of cost. Patents and trademarks are amortized over 12 to 17 years on a straight-line basis. Other intangible assets are amortized over 5 years on a straight line basis.

        Goodwill – Goodwill of $1,110,967 represents the excess of the purchase price over the fair value of identifiable net assets acquired in the 1998 acquisition of Sunshine Products. This business combination was accounted for as a purchase. The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but instead are subject to periodic (annual) testing for impairment. The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. The Company conducted the required annual impairment review in the fourth quarter of 2003 and determined that the goodwill carrying value was not impaired. A similar review will be performed in the fourth quarter of 2004.

        Long Lived Assets – In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” the Company reviews its long-lived assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

        Stock Based Compensation – SFAS No.123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the accounting provisions of SFAS No. 123 in determination of stock-based compensation expense or to continue with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the intrinsic value method of accounting under the accounting provisions of APB 25. Under APB 25, if the exercise price of the Company’s stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, generally no compensation expense is recognized. The Company has issued common stock options to certain executives with vesting contingent upon the achievement of performance targets. These options could result in a compensation charge in the future based on the difference between the exercise price of the options and the market price of the Company’s common stock at a future date if the performance targets are met and the options vest.

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rate of 4.25% in the third and second quarters 2004 and 4.0% in the first quarter 2004 and 2003; dividend yield of 0%; a volatility factor of the expected market price of the Company’s common stock of 1.448 in the third and second quarters 2004, 1.463 in the first quarter 2004 and 1.663 in 2003; and an expected option life of 5 years.

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

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

                                                       Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                     2004             2003              2004             2003
                                                  ----------       ----------      ------------       ----------
Net loss - as reported                            $(243,355)       $ (95,737)      $(1,550,120)       $  (6,300)
Pro forma compensation expense                     (173,736)        (185,879)         (708,084)        (587,461)
                                                  ----------       ----------      ------------       ----------

Pro forma net loss                                $(417,091)       $(281,616)      $(2,258,204)       $(593,761)
                                                  ==========       ==========      ============       ==========

Loss per common share - basic and diluted
    As reported                                      $(0.03)          $(0.01)           $(0.17)          $(0.00)
    Pro forma                                        $(0.04)          $(0.04)           $(0.24)          $(0.10)

        Income Taxes — The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

        Revenue Recognition — The Company operates in three segments: wound care, wound closure-fasteners and skin care. Sales are recorded when product is shipped and title passes to customers and collectability is assured. Gross sales are adjusted for cash discounts, Medicaid rebates and trade rebates to derive net sales. Freight costs billed to and reimbursed by customers are recorded as a component of revenue. Freight costs to ship product to customers are recorded as a component of cost of sales.

        Net Income (Loss) per Share – Net income (loss) per common share - basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share - diluted reflects the potential dilution of earnings by including potentially issuable shares of common stock, including those attributable to stock options, warrants and convertible preferred stock in the weighted average number of common shares outstanding for a period, if dilutive. Potential common stock has not been included in the computation of diluted loss per share as the effect would be anti-dilutive. The number of potential common stock equivalents for the three and nine months ended September 30, 2004 and 2003 are outlined below.

                                                                September 30,
                                                           2004               2003
                                                           ----               ----
                  Three months ended                     2,677,212          6,140,791
                  Nine months ended                      3,979,452          4,612,694

        Reclassifications – Certain reclassifications have been made to prior year amounts reported to conform with the 2004 presentation.

2. Acquisition of Kimberly-Clark Corporation’s Wound Care Assets

        On January 9, 2004, the Company purchased certain wound care assets from Kimberly-Clark Corporation. The assets acquired consist of manufacturing equipment, product rights and other intangibles. The purchase price for the assets was $1,942,797 and was paid as follows: (1) $300,100 at closing; (2) $1,566,000 via a seller financed promissory note due December 31, 2004, without interest (Note 8); and (3) $76,697 incurred for transaction costs. The acquisition has been accounted for as a purchase of a business and the purchase price has been preliminarily allocated to equipment in the amount of $1,600,000 and intangible assets (Note 6) in the amount of $342,797 based upon the estimated fair values of the assets acquired.

        During the three and nine months ended September 30, 2004, the Kimberly-Clark wound care products generated $178,832 and $1,241,785 in net sales, respectively. Kimberly-Clark manufactured wound care products, for the account of the Company, at its facility through April 9, 2004 to meet current customer demand and to build sufficient inventory to cover the period during which production at the Kimberly-Clark facility was discontinued and the equipment was transferred to the Company’s facility in Toronto, Canada. Upon cessation of manufacturing at Kimberly-Clark’s facility, the Company purchased, in accordance with a pre-determined formula, inventory consisting of raw and packaging materials and up to four months supply of finished goods. The purchase price of this inventory was approximately $550,000. Cash on hand and borrowings against available credit lines were used to pay for this inventory.

        The Company completed the transfer, installation and validation of the equipment and commenced manufacturing in Toronto, Canada in August 2004. Through September 30, 2004, the Company expended $837,000 on equipment and manufacturing facility upgrades at its Toronto, Canada location.

        The unaudited pro forma information below presents results of operations as if the acquisition of the business had occurred on January 1, 2003. The pro forma information is based on historical results and is not necessarily indicative of the operations of the combined entity had the acquisition occurred on January 1, 2003 , nor is it necessarily indicative of future results. Pro forma results for 2004 have not been presented as the acquisition occurred on January 9, 2004 and the recorded results would not have been materially different had the acquisition occurred on January 1, 2004.

                                                      Three Months Ended                  Nine Months Ended
                                                       September 30, 2003                 September 30, 2003
                                                       ------------------                 ------------------
Net sales                                                $4,735,000                         $14,650,000
Net loss                                                  $(415,000)                          $(970,000)
Loss per common share-basic and diluted                      $(0.06)                             $(0.17)

3. Accounts Receivable

        Accounts receivable include the following:

                                                           September 30, 2004       December 31, 2003
                                                           ------------------       -----------------
        Trade accounts receivable                               $2,614,321               $2,802,985
        Less:  Allowance for doubtful accounts                     (47,442)                 (35,785)
               Allowance for trade rebates                        (196,356)                (212,000)
                                                                -----------              -----------
             Net trade receivables                               2,370,523                2,555,200
        Other receivables                                           54,968                   71,892
                                                                -----------              -----------

             Total receivables                                  $2,425,491               $2,627,092
                                                                ===========              ===========

        The allowance for trade rebates reflects estimated rebates embedded in outstanding trade receivables.

4. Inventories

        Inventories include the following:

                                                           September 30, 2004       December 31, 2003
                                                           ------------------       -----------------
        Finished goods                                          $3,526,482               $2,814,651
        Work in process                                             99,333                  172,536
        Packaging materials                                        538,672                  307,635
        Raw materials                                              876,740                  708,436
                                                                -----------              -----------

             Total inventory                                    $5,041,227               $4,003,258
                                                                ===========              ===========

5. Equipment and Improvements

        Equipment and improvements include the following:

                                                           September 30, 2004       December 31, 2003
                                                           ------------------       -----------------
        Machinery and equipment                                 $3,442,118               $1,277,352
        Furniture and fixtures                                     193,107                  183,967
        Leasehold improvements                                     680,092                   49,541
                                                                -----------              -----------
             Gross equipment and improvements                    4,315,317                1,510,860
        Less:  accumulated depreciation                           (594,997)                (433,172)
                                                                -----------              -----------

             Net equipment and improvements                     $3,720,320               $1,077,688
                                                                ===========              ===========

        Machinery and equipment and leasehold improvements increased in the nine months ended September 30, 2004 principally due to the acquisition of, and infrastructure upgrades to, the Company’s Canadian manufacturing operation to integrate the Kimberly-Clark Corporation wound care assets. The Company incurred a charge of $108,121 for the nine months ended September 30, 2004 related to the disposal of obsolete equipment.

6. Other Intangible Assets, net

                                                           September 30, 2004       December 31, 2003
                                                           ------------------       -----------------

        Patents and trademarks                                    $444,067                 $444,067
        Other intangible assets                                    383,364                   40,567
                                                                -----------              -----------

             Gross other intangible assets                         827,431                  484,634
             Less: accumulated amortization                       (398,372)                (326,030)
                                                                -----------              -----------

             Other intangible assets, net                         $429,059                 $158,604
                                                                ===========              ===========

        Intangible assets increased in the nine months ended September 30, 2004 due to the acquisition of Kimberly-Clark Corporation’s wound care assets.

7. Other Assets, net

        Other assets, net include the following:

                                                           September 30, 2004       December 31, 2003
                                                           ------------------       -----------------
        Deferred financing costs, net                            $  63,283                $  77,415
        Deposits                                                    69,278                   69,834
        Other                                                        -                        9,516
                                                                -----------              -----------

             Total other assets, net                              $132,561                 $156,765
                                                                ===========              ===========

8. Short-Term Borrowings

        Short-term borrowings include the following:

                                                           September 30, 2004       December 31, 2003
                                                           ------------------       -----------------
        U.S. line of credit                                    $   832,310                   -
        Canadian line of credit                                  1,704,106               $1,361,708
                                                                -----------              -----------
             Subtotal - lines of credit borrowings               2,536,416                1,361,708
        Note payable - Kimberly-Clark Corporation                1,566,000                   -
                                                                -----------              -----------

             Total short-term borrowings                        $4,102,416               $1,361,708
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

        On January 30, 2004 the Company entered into a modified one year line of credit agreement with its U.S. lender. The maximum principal amount of the line increased to $4,000,000 from $3,000,000. Funds of $832,310 were outstanding against the line at September 30, 2004. Advances were used to fund strategic initiatives and for general working capital purposes. Estimated maximum potential advances under the agreement are equal to the lesser of (A) $4,000,000 or (B) the sum of (i) 80% of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company’s behalf up to $1,000,000, less the aggregate of any outstanding letters of credit issued by the lender. Interest on outstanding advances is payable monthly in arrears at the one month LIBOR rate (as published in “The Wall Street Journal”), plus 5.0%, or 6.84% at September 30, 2004. In addition, the Company paid an annual line fee of $40,000. This line fee and any one-time lender or legal costs associated with securing the line of credit were deferred and will be amortized to interest expense over the term of the line of credit.

        In connection with entering into this line of credit agreement in January 2004, the Company deposited $1,000,000 of cash in a restricted account with the U.S. lender and the U.S. lender issued an irrevocable standby letter of credit on the Company’s behalf for the benefit of Kimberly-Clark Corporation in the amount of $1,566,000.

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

        Year to date operating losses resulted in the Company being out of compliance with certain of its U.S. line of credit covenants at March 31, June 30 and September 30, 2004. The Company intends to secure alternative financing for its U.S. obligations prior to the January 31, 2005 maturity of its current U.S. line of credit. The U.S. lender has agreed to waive the Company's prior and current covenant violations and to maintain the line of credit until maturity thereof. The Company has incurred waiver fees of $7,500 and agreed to an increase in the rate of interest payable under the line. All other terms of the line of credit agreement remain in full force and effect. If the Company is unsuccessful in obtaining acceptable financing prior to January 31, 2005, it will attempt to negotiate an extension with its current lender or accept financing on unfavorable terms.

      Canadian Line of Credit

        On December 30, 2003, the Company renewed its revolving credit facility agreement (the “Derma Canada Agreement”) for a maximum principal amount of $1,743,800 with a Canadian bank. The renewed credit facility expires on December 31, 2004. The Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., may request advances under the Derma Canada Agreement up to the value of seventy-five percent (75%) of its eligible receivables (as defined) plus the lesser of $872,000 or forty percent (40%) of eligible inventory (as defined) less priority claims. Interest on outstanding advances is payable monthly at the prime rate (as defined) plus 1.0%, or 5.00% for advances outstanding at September 30, 2004. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Canadian bank has a second lien security interest in the assets of the Company’s U.S. operations. The Company has also guaranteed payment of amounts due under the Derma Canada Agreement.

        Over the term of the Derma Canada Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Certain of these covenants are measured monthly while others are measured annually. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Derma Canada Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $396,000 of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default. The Company was in compliance with these covenants at September 30, 2004.

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

9. Long-Term Debt

        Long-term debt includes the following:

                                                              September 30, 2004       December 31, 2003
                                                              ------------------       -----------------
        Canadian term loan                                         $  918,675              $1,025,839
        Capital lease obligations                                     193,996                   2,862
                                                                   ----------              ----------

             Total debt                                             1,112,671               1,028,701
        Less:  current maturities                                     225,181                 178,720
                                                                   ----------              ----------

             Long-term debt                                        $  887,490              $  849,981
                                                                   ==========              ==========

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc. in 2002, the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal of $15,060 and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25% or 5.25% at September 30, 2004. The term loan is secured by all tangible and intangible assets of Derma Sciences Canada Inc. and subject to the same financial covenants applicable to the operating line of credit (Note 8).

        The Company has two capital lease obligations for certain distribution equipment totaling $150,080 and computer equipment totaling $43,916. The distribution and computer equipment capital leases bear interest at annual rates of 7.63% and 3.93%, respectively, and expire in March 2009 and April 2007, respectively.

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

        There are 440,003 shares of series B convertible preferred stock outstanding. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters. During the nine months ended September 30, 2004, 4,167 series B preferred shares were converted into common stock.

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

      Stock Purchase Warrants

        At September 30, 2004, the Company had warrants outstanding to purchase the Company’s common stock as outlined below:

                  Series       Number of Warrants      Exercise Price    Expiration Date
                  ------       ------------------      --------------    ---------------
                     E                  1,870,007            $0.85       July 18, 2005
                     F                  1,309,441            $0.57       January 6, 2007

      Other Equity Transactions

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds of $1,961,798, net of $198,202 in offering expenses, were used to fund strategic initiatives and for general working capital purposes.

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

11. Comprehensive (Loss) Income

        The Company’s comprehensive (loss) income was as follows:

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                       2004           2003               2004           2003
                                                    ----------      ---------       ------------    -----------

Net loss - as reported                              $(243,355)      $(95,737)       $(1,550,120)    $   (6,300)
Other comprehensive income (loss):
    Foreign currency translation adjustment           227,270         (1,768)           206,448        245,742
                                                    ----------      ---------       ------------    -----------

Comprehensive (loss) income                         $ (16,085)      $(97,505)       $(1,343,672)    $  239,442
                                                    ==========      =========       ============    ===========

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

        Segment net sales to external customers and gross profit for the three months and nine months ended September 30, 2004 and 2003 are as follows:

                                       Three Months Ended September 30, 2004
                                       -------------------------------------
                                                 Wound Closure-                                           Total
                               Wound Care          Fasteners        Skin Care       Other Costs          Company
                               ----------          ----------      ----------       ------------       -----------

Net sales                      $3,733,166          $  725,930      $  510,728              -           $4,969,824
                               ----------          ----------      ----------       ------------       -----------
Gross profit                      720,295             372,212         127,937              -            1,220,444
Total expenses                      -                   -                -          $(1,463,799)       (1,463,799)

Net loss                                                                                               $ (243,355)
                                                                                                       ===========

Net long-lived assets          $3,644,730               -          $1,344,394       $    271,222       $5,260,346
                               ==========                          ==========       ============       ===========

                                       Three Months Ended September 30, 2003
                                       -------------------------------------
                                                 Wound Closure-                                           Total
                               Wound Care          Fasteners        Skin Care       Other Costs          Company
                               ----------          ----------      ----------       ------------       -----------

Net sales                      $3,059,851            $651,924      $  500,844              -          $ 4,212,619
                               ----------          ----------      ----------       ------------       -----------

Gross profit                      941,038             326,826         132,594              -            1,400,458
Total expenses                       -                  -                -          $(1,496,195)       (1,496,195)

Net loss                                                                                            $     (95,737)
                                                                                                       ===========

Net long-lived assets          $1,017,710               -          $1,327,829      $      30,726      $ 2,376,265
                               ==========                          ==========       ============       ===========

                                        Nine Months Ended September 30, 2004
                                       -------------------------------------
                                                 Wound Closure-                                           Total
                               Wound Care          Fasteners        Skin Care       Other Costs          Company
                               ----------          ----------      ----------       ------------       -----------

Net sales                     $10,798,118          $2,624,198      $1,490,941              -          $14,913,257
                              -----------          ----------      ----------       ------------       -----------

Gross profit                    2,443,510           1,313,593         325,345              -            4,082,448
Total expenses                    -                     -                -          $(5,632,568)       (5,632,568)

Net loss                                                                                              $(1,550,120)
                                                                                                      ============

Net long-lived assets         $ 3,644,730               -          $1,344,394       $   271,222       $ 5,260,346
                               ==========                          ==========       ============      ============

                                        Nine Months Ended September 30, 2003
                                       -------------------------------------
                                                 Wound Closure-                                           Total
                               Wound Care          Fasteners        Skin Care       Other Costs          Company
                               ----------          ----------      ----------       ------------       -----------

Net sales                      $9,266,229          $2,220,288      $1,578,530              -          $13,065,047
                               ----------          ----------      ----------       ------------       -----------

Gross profit                    3,093,372           1,075,701         444,924              -            4,613,997
Total expenses                       -                  -                -          $(4,620,297)       (4,620,297)

Net loss                                                                                              $    (6,300)
                                                                                                      ============

Net long-lived assets          $1,017,710               -          $1,327,829       $    30,726       $ 2,376,265
                               ==========                          ==========       ============       ===========

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

        The following table presents net sales by geographic region.

                                                                          Nine Months Ended
                                 Three Months Ended September 30,           September 30,
                                 --------------------------------           -------------
                                      2004             2003             2004             2003
                                      ----             ----             ----             ----
         United States                 51%              49%              53%              44%
         Canada                        46%              48%              43%              52%
         Rest of world                  3%               3%               4%               4%

        The following table presents net long lived assets by geographic region.

                                              September 30, 2004            September 30, 2003
                                              ------------------            ------------------
         United States                             $2,046,933                    $1,528,617
         Canada                                     3,175,680                       808,210
         Rest of world                                 37,733                        39,438
                                                   ----------                    ----------
         Total                                     $5,260,346                    $2,376,265
                                                   ==========                    ==========

13. Income Taxes

        No provision for income taxes has been made in either the three or nine months ended September 30, 2004 and 2003 given the Company’s loss in 2004 and the available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code section 382 regarding changes in ownership of corporations.

        At December 31, 2003, the Company has net operating loss carryforwards of approximately $6,819,000 for federal income tax purposes that begin to expire in years 2012 through 2020. For state income tax purposes, the

Company has net operating loss carryforwards of approximately $6,819,000 that expire in years 2004 through 2010. As of December 31, 2003, the Company has foreign net operating loss carryforwards of approximately $191,000 which begin to expire in 2009.

14. Distribution Agreement for Certain Catheter Fasteners

        As of November 23, 1999 the Company entered into a 4 year agreement to serve as the exclusive distributor in the United States for certain catheter fasteners. The agreement expired by its terms on August 23, 2004. The parties are presently engaged in negotiations with a view to executing a new agreement. However, no assurance can be given that these negotiations will prove successful. Year 2004 sales of catheter fasteners under the current agreement were approximately $725,000 through the nine months ended September 30, 2004. In the absence of a new agreement, prospective sales will be limited to the sell off of inventory on hand and are not expected to be significant.

15. Distribution Agreement for Silver Plated Wound Dressings

        On October 1, 2003 the Company entered into a 5 year agreement to serve as the exclusive distributor to the U.S. military (excluding the Veterans Administration) and Canada for certain silver plated wound dressings. During each year of the agreement, the Company is required to purchase a minimum dollar quantity of product from the manufacturer. In the event the Company fails to meet the annual minimum dollar quantity requirement, the manufacturer, at its option, may cancel or amend the agreement. The manufacturer has given the Company notice that, due to its failure to meet its minimum dollar quantity for the contract year ended September 30, 2004 for the U.S. military market, it intends to amend the agreement. The parties are presently engaged in negotiations with a view to executing a new agreement that preserves the Company’s exclusivity in the U.S. military and Canadian markets and provides opportunities for the Company to open new markets for silver plated dressings. While no assurance can be given as to the ultimate results of these negotiations, the Company anticipates that its present rights to the U.S. military and Canadian markets will continue for the indefinite future.

16. Employee Termination Costs

        On September 24, 2004 the Company settled litigation brought against it and its wholly owned Canadian subsidiary by its former Executive Vice President and President of Derma Sciences Canada, Inc. relative to the executive’s termination of employment. Pursuant to the settlement, the Company will pay to, or on behalf of, the executive the sum of $269,500 over a period of seven months and will extend the expiration date of previously granted options to purchase 500,000 shares of the Company’s common stock at $0.50 per share from May 9, 2004 to September 30, 2006. The settlement costs together with estimated other costs associated with the termination aggregating $326,400 were charged against the reserve established in March 2004 to cover the estimated cost of the settlement in the amount of $450,000 resulting in a gain on the settlement of $123,600. This gain was recorded against general administrative expense in the statement of operations consistent with the recording of the original charge.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Results of Operations

        The third quarter 2004 and 2003 operating results include the financial results of Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the term Derma Canada is used throughout this discussion in reference to the operations of Derma Sciences Canada Inc. and the term Derma U.S. is used throughout this discussion in reference to the operations of the Company excluding Derma Canada.

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

        The following table highlights the 2004 and 2003 operating results:

                                               Quarter Ended September 30,
                                               ---------------------------
                                                2004              2003                 Variance
                                                ----              ----                 --------

Net sales                                    $4,969,824       $4,212,619          $ 757,205      18%
Cost of sales                                 3,749,380        2,812,161            937,219      33%
                                             -----------      -----------         ----------
Gross profit                                  1,220,444        1,400,458           (180,014)    (13%)
Gross profit percentage                            25%              33%
Operating expenses                            1,412,809        1,469,362            (56,553)     (4%)
Interest expense, net                            61,242           44,750             16,492      37%
Other (income) expense, net                     (10,252)         (17,917)             7,665     (43%)
                                             -----------      -----------         ----------
Total expenses                                1,463,799        1,496,195            (32,396)     (2%)
Loss before income taxes                       (243,355)         (95,737)          (147,618)      -
Provision for income taxes                         -                -                  -          -
                                             -----------      -----------         ----------

Net loss                                     $ (243,355)      $  (95,737)         $(147,618)      -
                                             ===========      ===========         ==========

        Net sales increased $757,205, or 18%, to $4,969,824 in the third quarter 2004 from $4,212,619 in the third quarter 2003. The increase is attributable to increased sales of all major product lines (wound care, wound closure fasteners and skin care) except for the Dermagran component of the advanced wound care product line.

        Wound care sales increased $673,315, or 22%, to $3,733,166 in the third quarter 2004 from $3,059,851 in the third quarter 2003. In the third quarter 2004 versus 2003, advanced wound care sales increased 34% to $961,661 from $717,128. Sales of all major product lines except for the Dermagran advanced wound care products increased. The components of the sales increases include the Kimberly-Clark Corporation (KCC) advanced wound care products, Silverlon advanced wound care products and U.S. private label advanced wound care products. The aforementioned sales increases were partially offset by a $282,475, or 39%, decrease in sales of Dermagran advanced wound care products attributable to lower sales volumes and pricing pressures.

        Basic wound care sales increased $428,782, or 18%, to $2,771,505 in the third quarter 2004 from $2,342,723 in the third quarter 2003. The increase is attributable to a 49% and 14% increase in United States and Canada market sales, respectively. The increase in United States sales is attributable to a concerted sales and marketing effort to grow this product line. The Canada market basic wound care sales increase is attributable to higher dealer sales, higher contract compliance and a 6% stronger Canadian versus U.S. dollar exchange rate. Excluding the effects of exchange rates, Canada market third quarter 2004 basic wound care sales versus 2003 increased 7%.

        Wound closure fastener sales increased $74,006, or 11%, to $725,930 in the third quarter 2004 from $651,924 in the third quarter 2003. The third quarter 2004 sales increase is primarily the result of higher suture strip sales and the addition of the Shur Strips line of suture strips acquired from KCC in January, 2004.

        Third quarter 2004 and 2003 skin care sales were $510,728 and $500,844, respectively, representing an increase of 2%. This increase is primarily attributable to the addition of several new customers in the second quarter of 2004.

         Gross profit in the third quarter 2004 versus 2003 decreased $180,014, or 13%, to $1,220,444 from $1,400,458. Overall gross profit percentages were 25% and 33% in the third quarter 2004 and 2003, respectively. The decrease in gross profit dollars and percentage is primarily attributable to the sales volume decline of the higher profit margin Dermagran advanced wound care products line, along with an increase in the percentage of sales represented by lower margin basic wound care, KCC and U.S. private label advanced wound care products. Higher than anticipated in-house manufacturing costs, one-time production start-up costs and manufacturing inefficiencies related to the startup of the in-house production of the KCC and U.S. private label product lines also contributed to the gross profit decrease.

        Wound care gross profit in the third quarter 2004 versus 2003 decreased $220,743, or 23%, to $720,295 from $941,038. The wound care line experienced gross profit decreases in both the basic and advanced wound care products lines. The decrease in the wound care gross profit is primarily attributable to the 39% sales decline of the Company’s highest margin Dermagran product line. In addition, the Company incurred higher than anticipated manufacturing costs and competitive pressure on selling prices. During the third quarter 2004, the Company incurred higher than anticipated manufacturing costs including one-time start up costs (validation, training and equipment installation), labor and material inefficiencies, and unfavorable overhead absorption related to some of the KCC and U.S. private label advanced wound care products. Gross profits in the third quarter of 2004 versus 2003 were also adversely impacted by competitive selling price pressure in the United States and Canada basic wound care markets.

        Wound closure fasteners line gross profit in the third quarter 2004 versus 2003 increased $45,386, or 14%, to $372,212 from $326,826. This increase is attributable to increased sales of suture strips and the addition of the Shur Strip line of suture strips acquired from KCC in January 2004.

         Skin care line gross profit in the third quarter 2004 versus 2003 decreased $4,657, or 4%, to $127,937 from $132,594. The decrease is attributable to increases in fixed overhead expenses resulting from the relocation to the new U.S. distribution center of the customer service and distribution functions (which functions previously absorbed a portion of the manufacturing facility's overhead) and higher freight expense to customers, partially offset by revaluation of finished goods inventory to more accurately reflect labor and overhead in product costs and a claim for business interruption damages incurred while the roof of the Company's leased manufacturing facility was being replaced which served to offset the cost of manufacturing inefficiencies incurred as a result thereof.

        Operating expenses decreased $56,553, or 4%, to $1,412,809 in the third quarter 2004 from $1,469,362 in the third quarter 2003. Warehousing expenses increased $56,198, or 30%, primarily associated with the new U.S. distribution facility that opened in March 2004 and higher Canadian operating expenses associated with the increased level of activity related to the KCC and U.S. private label growth initiatives and increased rent and utility costs. In addition, marketing expenses increased $24,950, or 76%, in the third quarter 2004 versus 2003 as a result of compensation expense related to the hiring of a marketing director in the first quarter 2004. Sales expenses decreased $26,861, or 6%, in the third quarter 2004 versus 2003. This decrease is primarily attributable to lower commission and travel expenses and the elimination in June 2003 of the remaining Derma Canada U.S. sales operation. General and administrative expenses decreased $110,840, or 14%, in the third quarter 2004 versus 2003 principally related to the reversal of $123,600 in employee termination costs accrued in the first quarter 2004 related to the settlement of this matter, partially offset by the hiring of an information technology director and spending associated with upgrading the Company’s computer infrastructure.

        Interest expense, net increased $16,492 to $61,242 in the third quarter 2004 from $44,750 in the third quarter 2003. This increase is primarily attributable to the amortization of higher U.S. line of credit fees, incremental interest incurred on U.S. line of credit borrowings and capital leases initiated in 2004, partially offset by lower interest expense incurred by the Company’s Canadian subsidiary as a result of lower 2004 interest rates on its line of credit.

        Other income, net decreased $7,665 to $10,252 in the third quarter 2004 from $17,917 in the third quarter 2003. This decrease is primarily attributable to the non-recurrence in 2004 of sales of slow-moving inventory and lower royalty income, partially offset by higher exchange gains and lower temporary storage and demurrage container costs.

        Given available net operating loss carryforwards, no provision for income taxes was made in the third quarter 2004 and 2003. A benefit has not been recorded as the realization of the net operating losses is not assured.

        The Company incurred a $243,355 loss, or $0.03 loss per share (basic and diluted), in the third quarter 2004 compared to net loss of $95,737, or $0.01 loss per share (basic and diluted), in the third quarter 2003.

Nine months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Results of Operations

        The following table highlights the 2004 and 2003 operating results:

                                               Quarter Ended September 30,
                                               ---------------------------
                                                2004              2003                 Variance
                                                ----              ----                 --------

Net sales                                   $14,913,257      $13,065,047        $ 1,848,210      14%
Cost of sales                                10,830,809        8,451,050          2,379,759      28%
                                            ------------     ------------       ------------
Gross profit                                  4,082,448        4,613,997           (531,549)    (12%)
Gross profit percentage                            27%              35%
Operating expenses                            5,371,942        4,470,354            901,588      20%
Interest expense, net                           159,388          215,236            (55,848)    (26%)
Other expense (income), net                     101,238          (65,293)           166,531       -
                                            ------------     ------------       ------------
Total expenses                                5,632,568        4,620,297          1,012,271      22%
Loss before income taxes                     (1,550,120)          (6,300)        (1,543,820)      -
Provision for income taxes                         -                -                  -          -
                                            ------------     ------------       ------------

Net loss                                    $(1,550,120)     $    (6,300)       $(1,543,820)      -
                                            ============     ============       ============

        Net sales increased $1,848,210, or 14%, to $14,913,257 for the nine months ended September 30, 2004 from $13,065,047 for the nine months ended September 30, 2003. The increase is attributable to a 17% and 18% increase in wound care and wound closure fasteners sales, respectively, partially offset by a 6% decrease in skin care sales. Favorable exchange associated with a 7% strengthening of the Canadian dollar also contributed.

        Wound care sales for the nine months ended September 30, 2004 versus 2003 increased $1,531,889, or 17%, to $10,798,118 from $9,266,229. For the nine months ended September 30, 2004 versus 2003, basic wound care sales increased 8% to $7,699,707 from $7,141,486 while advanced wound care sales increased 46% to $3,098,411 from $2,124,743. The basic wound care sales increase is attributable to a 43% increase in United States basic wound care product sales along with a 3% increase in Canadian market basic wound care sales. The Canadian market basic wound care increase is attributable to a 7% stronger Canadian versus U.S. dollar exchange rate. Excluding the effects of foreign exchange, Canadian market sales decreased 5%. The decrease in Canadian market basic wound care sales on a local currency basis for the nine months ended September 30, 2004 versus 2003 is attributable to the non-recurrence in 2004 of the one-time SARS epidemic related sales of face masks and the almost complete loss of the Canadian private label business in 2004, partially offset by a 4% sales growth to hospitals and dealers in 2004. The 46% increase in sales of the advanced wound care products is attributable to the January 2004 acquisition of KCC’s advanced wound care products, sales growth of both the U.S. private label and Silverlon advanced wound care products. During the nine months ended September 30, 2004 versus 2003, advanced wound care sales growth was partially offset by a $772,076, or 36%, sales decline for Dermagran advanced wound care products attributable to a successful 2003 year-end sales promotion incentive and 2004 lower sales volume and pricing pressures.

        Wound closure fasteners product line sales for the nine months ended September 30, 2004 versus 2003 increased $403,910, or 18%, to $2,624,198 from $2,220,288 as a result of increased sales of Percu Stay catheter fasteners to one customer in anticipation of the expiration of the Company’s sourcing agreement for this product and the addition of the Shur Strip line of suture strips acquired from KCC in January 2004.

        Skin care product line sales decreased $87,589, or 6%, to $1,490,941 for the nine months ended September 30, 2004 from $1,578,530 for the nine months ended September 30, 2003 due to competitive pressures. While 2004 sales were lower versus the first nine months of 2003, skin care sales in both the second and third quarters of 2004 exceeded the comparable 2003 quarter as a result of the addition of several new customers.

        Gross profit for the nine months ended September 30, 2004 versus 2003 decreased $531,549, or 12%, to $4,082,448 from $4,613,997. Overall gross profit percentages were 27% and 35% in the first nine months of 2004 and 2003, respectively. The decrease in 2004 versus 2003 gross profit dollars and percentage principally reflects the significantly lower sales of the high margin Dermagran products coupled with an unfavorable sales mix shift to growth of the Company's lower margin products. One-time start-up related costs associated with bringing the manufacture of the U.S. private label growth initiative products and products purchased from KCC on line in the Company's Toronto, Canada facility also contributed.

        Wound care product line gross profit for the nine months ended September 30, 2004 versus 2003 decreased $649,862, or 21%, to $2,443,510 from $3,093,372. For the first nine months of 2004 versus 2003, the basic and advanced wound care product lines both experienced declines in gross profit. The decline in the wound care product line gross profit is primarily attributable to the 36% sales decline of the Company’s highest margin Dermagran product line incident to the above discussed work down of the higher customer inventory levels at year-end 2003, together with continuing 2004 decreases in sales volume and pricing pressures and a $60,000 write-off of obsolete inventory in the first quarter 2004. In addition, the Company incurred higher than anticipated manufacturing costs at its Canada manufacturing facility which adversely impacted 2004 gross profits. These higher manufacturing costs were attributable to labor and material inefficiencies, one-time start up costs and unfavorable overhead absorption principally related to startup of the KCC and U.S. private label product growth initiatives. In addition, manufacturing overhead absorption was adversely impacted by the offloading of products that were previously packaged in the Company’s Canadian facility to China. Gross profits in the first nine months of 2004 versus 2003 were also adversely impacted by selling price pressure in the United States and Canada basic wound care markets.

        Wound closure fasteners product line gross profit for the nine months ended September 30, 2004 versus 2003 increased $237,892, or 22%, to $1,313,593 from $1,075,701. This increase is primarily attributable to higher sales of catheter fasteners and the addition of the Shur Strip line of suture strips acquired from KCC in January 2004.

        Skin care product line gross profit for the nine months ended September 30, 2004 versus 2003 decreased $119,579, or 27%, to $325,345 from $444,924. The decrease is attributable to increases in overhead expenses resulting from relocation to the new U.S. distribution center of the customer service and distribution functions (which functions previously absorbed a portion of the manufacturing facility’s overhead), lower production volume and higher freight costs.

        Operating expenses increased $901,588, or 20%, to $5,371,942 in the first nine months of 2004 from $4,470,354 in the first nine months of 2003. Warehouse expenses increased $291,094, or 56%, in 2004 versus 2003 as a result of a one-time $61,334 expense to close the Old Forge, Pennsylvania distribution center effective March 31, 2004 and higher operating costs at the new U.S. Distribution Center. Canadian distribution expenses were higher in 2004 versus 2003 due to unfavorable exchange and a higher level of activity related to the KCC and U.S. private label growth initiatives necessitating additional warehouse personnel and higher operating costs. Marketing expenses increased $128,639, or 93%, in 2004 versus 2003 as a result of hiring a marketing director along with higher trade show, promotional activities and spending associated with the U.S. private label wound care product line. Sales expenses increased $13,267, or 1%, in 2004 versus 2003 primarily resulting from higher sampling and U.S. private label administrative fees, largely offset by lower commissions and savings from the closure of the Derma Canada U.S. sales facility in 2003. General and administrative expenses increased $468,588, or 19%, in the first nine months of 2004 versus 2003. This increase is primarily attributable to the settlement costs associated with the termination of an executive, hiring of an information technology director, upgrades to the Company’s computer equipment and infrastructure, higher bad debt expenses and higher expenses associated with amortization of the KCC intangible asset, professional services, insurance, travel and compensation, partially offset by lower regulatory costs. Comparing 2004 versus 2003, net of settlement and avoidance, the Company incurred a $95,000 expense related to the terminated executive.

        Interest expense, net decreased $55,848 to $159,388 in the first nine months ended September 30, 2004 from $215,236 in the first nine months ended September 30, 2003. This decrease is primarily attributable to the February 2003 termination of the Company’s existing United States line of credit facility resulting in the write-off of $66,342 of deferred financing costs.

        Other expense increased $166,531 to $101,238 expense for the first nine months ended September 30, 2004 from $65,293 income for the nine months ended September 30, 2003. The increase is primarily attributable to the incurrence in 2004 of a loss on disposal of property and equipment and the non-recurrence in 2004 of one-time net income items experienced in 2003.

        Given available net operating loss carryforwards, no provision for income taxes has been made in the first nine months ended September 30, 2004 and 2003. A benefit has not been recorded as the realization of the net operating losses is not assured.

        The Company incurred a $1,550,120 loss, or $0.17 loss per share (basic and diluted), in the first nine months ended September 30, 2004 compared to a net loss of $6,300, or $0.00 per share (basic and diluted), in the first nine months ended September 30, 2003.

Liquidity and Capital Resources

        At September 30, 2004 and December 31, 2003 the Company had cash and cash equivalents of $51,131 and $439,837, respectively. The $388,706 decrease in cash and cash equivalents resulted from net cash used in operating activities of $916,341 and net cash used in investing activities of $2,342,673, partially offset by net cash provided by financing activities of $2,873,939.

         Net cash used in operating activities was $916,341. The net use of cash stems from the net loss experienced in the first nine months of the year, offset by non-cash charges and cash generated from the net change in operating assets and liabilities. A $1,052,987 increase in inventory to support planned growth initiatives, offset by a reduction in accounts receivable and increases in accounts payable and accrued liabilities, were the primary factors behind the net positive change in operating assets and liabilities.

         Net cash used in investing activities relates to $376,797 cash paid to acquire the Kimberly-Clark Corporation wound care business in January 2004, restricted short-term investments set aside to collateralize the Kimberly-Clark note payable and $961,866 for purchases of equipment and leasehold improvements. The majority of the equipment and leasehold improvement expenditure relates to the subsequent transfer and installation of the Kimberly-Clark equipment in the Company's manufacturing facility in Toronto, Canada. The balance principally relates to equipment purchases to improve manufacturing efficiency and expenditures associated with opening the new U.S. Distribution Center.

        Net cash provided by financing activities consisted of net proceeds of $1,961,798 from the sale of common stock in the first quarter, coupled with increased line of credit borrowings of $1,122,704, partially offset by deferred financing costs related to annual bank fees associated with the Company’s line of credit agreements and outstanding letters of credit and normally scheduled debt repayment.

        Working capital decreased $2,195,943 at September 30, 2004 to $2,641,025 from $4,836,968 at December 31, 2003. The decrease in cash and increased line of credit borrowings associated with the Company’s year-to-date net operating loss, together with cash paid for the Kimberly-Clark Corporation wound care business and capital expenditures related to the Kimberly-Clark Corporation equipment transfer, are the primary reasons for the decline. The $1,566,000 seller financed Kimberly-Clark Corporation note payable due on or before December 31, 2004, offset by the increase in restricted short-term investments of $1,004,010 which has be set aside to pay this note, also contributed.

        The Company renewed its revolving credit facility agreement with its Canadian lender to fund its day-to-day Canadian operations on December 31, 2003. Maximum potential advances under the agreement at September 30, 2004 were $1,743,800. Advances outstanding against the credit facility were $1,704,106 at September 30, 2004, leaving an additional $39,694 available for borrowing.

        A first quarter charge of $450,000 related to an employee termination resulted in the Canadian operation being out of compliance with certain of its loan covenants. The Canadian bank agreed to waive the covenant violations at March 31, 2004 and adjust the monthly covenants prospectively in anticipation of the above described equity investment the Company is making in its Canadian operation relative to the Kimberly-Clark Corporation equipment transfer. The covenants have been reset and the Company anticipates that it will be able to comply with the adjusted covenants until year-end. Certain of the bank's income based covenants are measured for compliance annually. Given its year-to-date net operating loss, the Company expects to be out of compliance with these covenants at year-end. The Canadian lender is aware of this situation and both parties are working to amend the covenants by year-end with a view to maintaining the Company's compliance with same.

        On January 30, 2004, the Company entered into a modified one-year line of credit agreement with its U.S. lender. The maximum principal amount of the line is $4,000,000. Estimated maximum potential advances under the agreement are equal to the lesser of (a) $4,000,000, or (b) the sum of (i) 80% of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company's behalf up to $1,000,000, less the aggregate of any outstanding letters of credits issued by the lender. All other items and conditions of the agreement remained unchanged. In connection with entering into the modified line of credit agreement, the Company deposited cash in the amount of $1,000,000 in a restricted account with the U.S. lender and the U.S. lender issued an irrevocable standby letter of credit on the Company's behalf for the benefit of Kimberly-Clark Corporation in the amount of $1,566,000 expiring January 31, 2005. Total letters of credit outstanding at September 30, 2004 were $1,766,000 for both the U.S. and Canada.

         Maximum potential advances (after deducting $766,000 representing the difference between the letters of credit outstanding and the restricted short-term investments on deposit with the lender) under the U.S. line of credit agreement at September 30, 2004 were $1,102,100. Advances outstanding against the credit facility were $832,310 at September 30, 2004, leaving an additional $269,790 available for borrowing. Advances are utilized to fund the U.S. operations' day-to-day working capital requirements and the Company's strategic growth initiatives in the U.S and Canada. The restricted short-term investments of $1,004,010, together with cash on hand or available line borrowing capacity, will be utilized to pay the $1,566,000 Kimberly-Clark Corporation promissory note due December 31, 2004.

         Year to date operating losses resulted in the Company being out of compliance with certain of its U.S. line of credit covenants at March 31, June 30 and September 30, 2004. The Company intends to secure alternative financing for its U.S. obligations prior to the January 31, 2005 maturity of the U.S. line of credit. The U.S. lender has agreed to waive the Company's prior and current covenant violations and to maintain the line of credit until maturity thereof. The Company has incurred waiver fees of $7,500 and has agreed to an increase in the rate of interest payable under the line. All other terms of the line of credit agreement remain in full force and effect. The Company anticipates that it will be able to comply with the U.S. lender's interim requirements and maintain its existing borrowing capacity until such time as it secures alternative financing. If the Company is unsuccessful in obtaining acceptable financing prior to January 31, 2005, it will attempt to negotiate an extension with its current lender or accept financing on unfavorable terms.

         On January 9, 2004, the Company purchased the Kimberly-Clark Corporation wound care business for total consideration of $1,942,797. The consideration consisted of cash of $376,797 and a seller financed, non-interest bearing promissory note due on or before December 31, 2004 of $1,566,000. The cash outlay consisted of $300,100 paid at closing and $76,697 for acquisition related costs. The equipment purchased was installed in a newly renovated area in the Company's manufacturing facility in Toronto, Canada that was completed in August 2004. The cost to transfer, install and validate the equipment was $837,000.

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds were used to fund the acquisition of the Kimberly-Clark Corporation wound care business and for general working capital purposes. Offering proceeds of $1,961,798, net of offering expenses of $198,202, have been received.

        On September 24, 2004 the Company settled litigation brought against it and its wholly owned Canadian subsidiary by a former executive relative to the executive’s termination of employment. Pursuant to the settlement, the Company will pay the sum of $269,500 over a period of seven months and extend the expiration date of previously granted options to purchase 500,000 shares of the Company’s common stock at $0.50 per share from May 9, 2004 to September 30, 2006. The settlement costs together with estimated other costs associated with the termination aggregating $326,400 were charged against the termination reserve of $450,000 established in March 2004, resulting in a gain of $123,600. The initial payment against the cash settlement of $115,400 was made on September 24, 2004. The balance of $154,100 is payable monthly beginning in October 2004 at $23,100 per month for six months with the final payment of $15,500 due April 2005.

        In the first nine months of 2004, the Company entered into capital and operating leases of $292,000 with terms ranging from three to five years for equipment at the new U.S. distribution center that opened in March 2004 and upgrades to the Company-wide telecommunications and information technology equipment.

        Prospectively, the Company seeks to increase sales and gross margin contribution and return to profitability by increasing the sale of contracted private label products to distributors, fully integrating the Kimberly-Clark Corporation wound care products into the Company’s product offering, continuing growth of the basic wound care product line in the U.S. and a renewed focus on organic growth of its core product lines in the U.S. and Canada. Product cost savings started to be realized in the third quarter as a result of recently negotiated lower basic wound care costs. These savings are expected to increase significantly in the fourth quarter 2004 and beyond as lower cost inventory moves into the distribution chain. Additional product cost savings will begin to be realized in the fourth quarter 2004 resulting from the in-house manufacture of a wide range of products using the equipment purchased from the Kimberly-Clark Corporation as well as the non-recurrence of one-time costs associated with bringing the manufacture of these products on line. Operating expenses, which have gradually increased since early 2003 in anticipation of planned sales growth, will be closely monitored. Steps will be taken to reduce operating expenses if the anticipated sales and margin growth are not realized.

        Going forward, capital expenditure requirements will decrease given that the installation of the Kimberly-Clark Corporation equipment in Toronto, Canada has largely been completed. Plans are in place to prospectively reduce the level of inventory on hand as higher initial inventory levels associated with the Kimberly-Clark Corporation wound care business purchase and U.S. private label growth initiatives reach equilibrium and steps are taken to reduce the investment in inventory in other areas.

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

Revenue Recognition and Adjustments to Revenue

        Revenue is recognized when product is shipped and title passes to the customer and collectability is assured. When the Company recognizes revenue from the sale of products, the Company simultaneously adjusts revenue for estimated trade rebates. A trade rebate represents the difference between invoice price to the wholesaler and the indirect customer’s contract price. These rebates are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with customers and other competitive factors. If the assumptions used to calculate these rebates do not appropriately reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted. The Company continually monitors the factors that influence these rebates and makes adjustments as necessary.

Goodwill

        At September 30, 2004, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Item 3. CONTROLS AND PROCEDURES

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

        During the fiscal three months ended September 30, 2004, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DERMA SCIENCES, INC.

Dated: November 12, 2004	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer