Form 10KSB
period 2004-12-31
DERMA SCIENCES, INC.
filed 2005-03-31
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of small business issuer in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 100, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Boston Stock Exchange
Common Stock, $.01 par value	Pacific Stock Exchange

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
         Yes    X          No

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

        Issuer's revenues for its most recent fiscal year were $19,887,132

        The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of February 28, 2005, was approximately $3,822,770

        The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2005, was 12,284,007

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

        In August, 2002 Derma Sciences acquired the assets of Dumex Medical Inc., a leading manufacturer and distributor of wound care and related medical devices to the Canadian market. The acquisition was effected by Derma Sciences’ wholly-owned Canadian subsidiary, Derma Sciences Canada Inc. (“Derma Canada”) f/k/a Dumex Medical Canada Inc.

        In January 2004, Derma Sciences purchased substantially all the assets of the Kimberly-Clark Corporation’s wound care assets. These assets have been integrated into the Company’s existing wound care and wound closure and fastener product lines.

        Derma Sciences and its subsidiaries Sunshine Products and Derma Canada are referred to collectively as the “Company.” The Company’s executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey.

        The Company engages in the manufacture, marketing and sale of three dermatological related product lines: wound care, wound closure and fasteners and skin care. The Company’s customers consist of various health care agencies and institutions such as nursing homes, hospitals, home healthcare agencies, physicians offices and retail and closed door pharmacies. The Company sells its products principally through distributors servicing these markets in the United States and select international markets. In Canada, the majority of the sales are made directly to hospitals. The Company’s principal manufacturing and distribution facilities are located in St. Louis, Missouri and Toronto, Canada. The Company, through Derma Canada, maintains a manufacturing facility in Nantong, China producing wound care products.

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

Wound Closure and Fasteners

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

The Company’s Products

        Descriptions of the Company’s principle products and their intended uses are set forth below:

Wound Care Product Line

Primary Dressings - Wound Care

Dermagran® Ointment	Topical ointment with a lanolin odor, packaged in both jars and tubes. Active ingredient: aluminum hydroxide gel. Used to manage stage I pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran® Spray	Colorless, odorless liquid, packaged in opaque plastic bottles with pump spray nozzles. Active ingredient: zinc acetate. Used to manage stage I pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran® Hydrophilic Wound Dressing	Advanced zinc hydrogel formulation impregnated in gauze pad. Used for the management of stages II through IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions. Also packaged in tubes and sold as Dermagran®-B Hydrophilic Wound Dressing.

Primary Dressings - Hydrocolloid Dressings

Primacol Hydrocolloid Dressing	Sterile, transparent, hydrocolloid dressing packaged in various sizes to accommodate different uses. Used to protect the wound from outside contamination such as bacteria, fecal mater, or urine. Available in the following configurations: Primacol Bordered Hydrocolloid Dressing, Primacol Thin Hydrocolloid Dressing, Primacol Specialty Hydrocolloid Dressing – Sacral and Primacol Specialty Hydrocolloid Dressing – Heel and Elbow.

Primary Dressings - Calcium Alginate Dressings

Algicell Calcium Alginate Dressing	Sterile dressing containing alginate ropes. Used for the absorption of moderate to large amounts of wound exudate and management of minor bleeding.

Primary Dressings - Hydrogel Dressings

AquaSite Amorphous Hydrogel Dressing	Clear sterile gel packaged in bellows and tubes. Used for filling wounds, while keeping them moist, and absorbing small to moderate amounts of wound exudate.

AquaSite Impregnated Dressing	Sterile, gauze dressing (either non-woven or sponge) impregnated with absorbent hydrogel. Used for packing wounds and treating lightly exudating, partial or full thickness wounds.

Primary Dressings - Foam Dressings

HydroCell Foam Dressing	Sterile polyurethane foam sheet with protective film. Used to protect the wound from outside contaminants. Available in adhesive and non-adhesive forms in the following configurations: HydroCell Adhesive Foam Dressing and HydroCell Thin Adhesive Foam Dressing.

SorbaCell Foam Dressing	Sterile foam dressing used to absorb exudate while cushioning and protecting the wound.

Petrolatum Gauze Non-Adhering Dressing	Sterile, latex free petrolatum impregnated dressings are designed to provide non-adherent packing for full thickness wounds providing a moist environment conducive to wound healing. They are made of fine, soft, conformable gauze impregnated with white petrolatum. Being non-adherent, removal of these dressings causes minimal trauma to the wound bed and patient. Used for management of full thickness chronic wounds such as pressure ulcers (stages II-IV), tunneling wounds and non-infected wounds. The “overwrap” version of these dressings provides an additional layer of sterility for use in environments such as operating rooms.

Xeroform Petrolatum Non-Adhering Dressing	Sterile, latex free Xeroform petrolatum dressing are designed to provide non-adherent packing for wounds, providing a moist environment conducive to wound healing. They are made of fine, soft, conformable gauze impregnated with 3% bismuth tribromophonate. Being non-adherent, removal of these dressings causes minimal trauma to the wound bed and patient. They are the impregnated dressings of choice for applications where mild medication or deodorizing are required, such as post-operative applications, 1st and 2nd degree burns and skin grafts. The “overwrap” version of these dressings provides an additional layer of sterility for use in environments such as operating rooms.

Shur-Conform® Oil Emulsion Non-Adhering Dressing	Sterile, latex free oil emulsion impregnated dressings are designed to provide non-adherent packing for wounds, providing a moist environment conducive to wound healing. They are made of a knitted cellulose acetate fabric coated with a formulated petrolatum emulsion. The knitted fabric allows wound fluid to move through the dressing and into a secondary absorbent dressing. Being non-adherent, removal of these dressings causes minimal trauma to the wound bed and patient. Used for the management of skin grafts, surgical sites, abrasions, lacerations dermal ulcers and cosmetic surgery sites.

Primary Dressings - Silver

Silver Dressing	Dressing Sterile, silver plated nylon fabric in a wide range of dressings for wound and burn care. Long lasting (up to 7 days) with superior anti-microbial properties.

Primary Dressings - Gauze Dressings and Sponges

DuCare® Gauze Dressings/ Sponges – Non-Sterile and Sterile	Woven sponges made from 100% USP cotton. Used for general use or for debriding, covering, and packing wounds. Also available as non-woven sponges/dressings (DuSoft Non-Woven Dressings/Sponges – Non-Sterile and Sterile) and pre-slit for use with tracheotomies.

Packing Strips	Sterile gauze strips used to fill or pack wounds and prevent premature wound closure. Strips are also available impregnated with Iodoform.

Primary Dressings - Sponges

Durlix® 100% Cotton 6 Ply Fluff Sponge – Non Sterile and Sterile	Gauze sponges made from 100% cotton. Used for absorbing wound exudate and packing wounds.

Secondary Dressings - Bandages

Conforming Bandages	Stretch gauze bandages used as secondary dressing for wrapping legs and arms and to hold dressings in place. Available in the following configurations: Dutex® 100% Cotton 2 Ply Conforming Bandage – Non-Sterile and Sterile, Durlex® Bandage Rolls – Non Sterile and Sterile, DuForm® Knitted Synthetic Conforming Bandage – Non-Sterile and Sterile, DuForm® Synthetic Conforming Bandage and DuFlex® Woven Synthetic Conforming Bandage – Non-Sterile and Sterile.

Gazetex® Bandage Rolls – Non Sterile and Sterile	Washed low-linting woven gauze rolls. Used for wrapping or packing large and deep wounds.

Compression Bandaging Systems	Latex free systems of multiple layers used for graduated compression on venous leg ulcers. The Company’s bandaging systems are available in the following configurations: DuBoot Two-Layer Paste Compression Bandaging System, TresFlex Three-Layer Compression Bandaging System and DuFore Four Layer Compression Bandaging System.

UnnaPress® Paste Bandage	Latex free bandage (with or without calamine lotion). Used for maintaining a moist wound environment, resisting edema formation, and protecting the wound from external contamination and mechanical disruption during the healing process.

ElasTive Elastic Adhesive Bandage	Latex free, non-allergenic, adhesive bandage made of 100% cotton. Used to conform to body contours without restriction.

DuSor Elastic Bandage Premium and Economy	Latex free, cotton-wrapped bandage with heat resistant rubber strands. Used for firm compression and vascular and muscle support. Available in premium and economy versions as well as with a velcro closure (“PrimaCare Elastic Bandage with Velcro Closure”).

Operating Room Sponges

Laparotomy Sponges – Non-sterile and Sterile, X-Ray Detectable	Pre-washed or non-washed low lint, X-Ray detectable sponges used to absorb blood and other fluids during surgery.

DuPaque Non-Sterile and Sterile X-Ray Detectable Gauze Sponges	Opaque sponge made of 100% USP fine mesh absorbent cotton with folded edges. Used to absorb blood and other fluids during surgery. Includes an X-Ray detectable mono-filament thread.

Secondary Dressings - Abdominal Pads

DuPad® Sealed-End Abdominal Pads – Non-Sterile and Sterile	Sealed-end, absorbent secondary dressing used to absorb and disperse wound exudate.

Secondary Dressings - Burn Dressings

DuPress Sterile Burn Dressing	Gauze dressing filled with cellulose. Used to absorb large amounts of fluids and minimize trauma and adherence to the wound.

Secondary Dressings - Wound Cleansing Products

Sterile Water or Saline	Sterile water or saline packaged in plastic squirt bottles for use in wound cleansing.

Other

Enteral Feeding Systems	Enteral feeding systems distributed by Derma Canada and sold exclusively in Canada. Used to administer nutrients to patients unable to feed themselves through normal means.

Wound Closure and Fastener Product Line

Suture Strip and Strip Plus® Wound Closure Strips	Latex-free, sterile, flexible, moisture resistant wound closure strips made of a macroporous non-woven polyamide and adhesive. Used in surgical and wound closure procedures.

Shur Strip® Wound Closure Strips	Shur Strips provide an alternative to our Suture Strips that are more similar to the market leading brand. Shur Strips are latex free sterile skin closure strips that are made of a porous, non-woven backing coated with a pressure-sensitive, hypoallergenic adhesive. These strips are rigid thereby keeping wound edges securely together to maximize wound healing.

UC Strip® Catheter Tubing Fastener	Latex-free, flexible, moisture resistant, one-piece catheter/tubing fastener made of a macroporous non-woven polyamide with adhesive. Used to secure urinary and gastrostomy catheter tubing to the patient.

Cath-Strip® Recloseable Catheter Fastener	Latex-free, flexible, moisture resistant multi-use recloseable catheter fastener with adhesive. Used with urinary catheters, gastrostomy and jejunostomy tubes, wound drainage systems, central line catheters, and multi-port IVs.

Skin Care Product Line

Skin Care and Personal Hygiene Products

Soft Wash Bathing Sponge	Latex-free, no rinse, single use bath sponge impregnated with a gentle soap and moisturizers.

Optima Bath Additive	Bath additive or after-bath moisturizer enhanced with acetylated lanolin alcohol. Used to lubricate and soften the skin.

Hydro-soft Skin Conditioner	Concentrated blend of skin emollients and gentle skin cleansers for moisturizing and conditioning the skin. Used in whirlpool and hydrotherapy units.

Hair and Skin Cleansers and Washes	The Company has various hair and skin cleansers/washes: Swash Conditioning Shampoo and Body Wash, Therabath Hair and Skin Cleanser, Hospi Bath Hair and Skin Cleanser, Bathe Away® Hair and Skin Cleanser and ApriVera® Hair and Skin Cleanser with AloeVera, Primaderm® Anti-Dandruff Shampoo, Primaderm No Rinse Shampoo and Body Wash and fragrance free Primaderm Body and Hair Cleanser.

Skin Conditioners and Moisturizers

Skin Care Lotion	Lotion to moisturize and soften the skin.

Primaderm® Skin Protectant Lotion with 3% Dimethicone	Greaseless and non-staining dry skin moisturizer designed to prevent and relieve chapped and cracked skin.

Incontinence Products

In-Between® Perineal Spray Skin Cleanser	An odor eliminating skin cleanser used to cleanse the entire perineal skin area.

Dermagran® 3-N-1	High foaming, pH balanced all-over body cleanser. Used as a no rinse perineal/skin cleanser and shampoo. Contains cleansing agents designed to dissolve fecal soils resulting from incontinence. Enhanced with Aloe Vera and other emollients to soothe and moisturize delicate and fragile skin. Contains zinc and Vitamin B6 to optimize skin integrity.

Dermagran® GP General Skin Protectant Ointment	An ointment containing allantoin and aloe vera gel. Used as a moisture barrier on external skin areas where repeated exposure to body excrements and exudates may cause skin break down. May be used as skin barrier on friction points.

Dermagran® BC Perineal Protectant Ointment	An ointment consisting of a non-greasy formulation based upon the Company's proprietary Zinc-Nutrient and balanced pH technology. Used as a protectant against minor skin irritations due to moisture, urine, feces and perspiration.

Skin Protectants

Dermagran® AF Antifungal Ointment	An ointment containing miconazole nitrate and the Company’s Zinc-Nutrient and balanced pH technology. Used for maintaining healthy skin and providing a long-acting barrier against moisture. Miconazole nitrate is used to treat jock itch, ringworm and athlete’s foot.

Sanitizing Products

Mysotrol® No rinse Hand Sanitizer	Waterless, no rinse hand sanitizer containing ethyl alcohol. Provides germicidal and virucidal action and meets OSHA protocol for a healthcare personnel handwash while reducing the risk of nosocomial infections.

Antibacterial Soap	An antibacterial soap containing chloroxylenol used to reduce nosocomial infections including both gram-positive and gram-negative organisms as well as yeast and fungus in institutional environments.

Bacti-Guard Antibacterial Hand Soap	An antibacterial hand soap containing triclosan, aloe vera and glycerin. Used to reduce nosocomial infections including both gram-positive and gram-negative organisms, as well as yeast and fungus in institutional environments.

Whirlpool/Hard Surface Detergent/Disinfectant	A detergent used specifically for cleaning hard surfaces and whirlpool units in nursing homes, hospitals and other institutions. Also effective as a bactericide, mildewstat, sanitizer, virucide and fungicide in the presence of organic soil (5% blood serum).

Distribution and Sales

United States

        In the United States, the Company employs a direct sales force, manufacturers representatives (when circumstances warrant) and a number of national, regional and local distributors (with their own sales forces) to sell the Company’s products. The majority of the Company’s sales are made to national, regional and local distributors and large institutional customers who sell the products to end users. Direct sales to end users are not a significant part of the Company’s business.

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

Other Foreign Markets

        The Company’s products are sold throughout the rest of the world through various licensing and distribution agreements. Foreign sales are made principally to Europe and Latin America. Sales made to other foreign markets totaled approximately $963,000 in 2004 and $773,000 in 2003.

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

Product Sourcing

        The Company maintains manufacturing facilities in St. Louis, Missouri, Toronto, Canada and Nantong, China. The St. Louis facility manufactures the Company’s line of skin care products with the exception of the patient bathing sponge. The Toronto and Nantong facilities manufacture the Company’s line of basic and advanced wound care products. The Derma line of wound care, wound closure-fastener products and the patient bathing sponge are outsourced. A number of basic and advanced wound care products are sourced in semi-finished and finished form directly from suppliers. Derma Canada also serves in a distributor capacity (sourcing finished product directly from suppliers) for a number of medical device products in Canada.

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

      Over-the-Counter Drugs

        Prescription drugs may be dispensed only on the prescription of a licensed practitioner and must be labeled: “Caution: Federal law prohibits dispensing without prescription.” In general, a drug is restricted to the prescription class if it is not safe for use except under professional supervision. All drugs having characteristics that do not require prescription dispensing are considered to be over-the-counter (“OTC”) drugs. Those of the Company’s products which are classified as over-the-counter drugs pursuant to the FDC Act are: Dermagran Spray, Dermagran Ointment, Mysotrol, Antibacterial Soap, Dermagran AF, Dermagran BC, Dermagran GP, Primaderm Anti-Dandruff Shampoo and Primaderm Skin Protectant Lotion with 3% Dimethicone.

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

        Dermagran Spray, Dermagran Ointment, Dermagran AF, Dermagran BC, Dermagran GP, Primaderm Anti-Dandruff Shampoo and Primaderm Skin Protectant Lotion with 3% Dimethicone are currently being marketed as over-the-counter skin protectant drug products. Skin protectant products are the subject of an ongoing FDA rule making procedure which has resulted in the issuance of a final monograph specifying those active ingredients which are permitted in, and defining labeling requirements for, such products. The FDA has released its final monograph for skin protectant drug products for OTC human use which became effective June 4, 2004.

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

        The following Company products have been licensed as Class II products with the Therapeutic Products Directorate: Cotton Gauze Packing – X Ray detectable, Packing strips — Cotton, Dupaque X Ray Detectable Sponges, Bulb Syringe for irrigation, Tonsil Sponges, Eye Spear, Hydrogel Wound Dressing, Surgical Sponges, Calcium Alginate Dressing, Sterile Gastrostomy Tube, Foam Dressing, Composite Dressing, Laparotomy Sponges, Tracheostomy Sponges, Hydrocolloid Dressing Sterile, Petrolatum Gauze Non-Adhering Dressing, Xeroform Petrolatum Non-Adhering Dressing and Shur-Conform Oil Emulsion Non-Adhering Dressing.

      Drugs

        The Health Products and Food Branch Inspectorate of Health Canada is mandated to regulate drugs and the processes used to manufacture drugs. A Drug Establishment License is required for activities such as fabrication, packaging/labeling, importation, distribution, wholesale and testing. Derma Canada underwent an inspection by Health Products and Food Branch Inspectorate on September 28, 2004 which successfully resulted in the renewal of its Drug Establishment License.

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

Registration and Status of Derma Canada Products Sold in United States

        All products manufactured at Derma Canada are Class I devices with the exception of Sterile Water and Sterile Saline which are classified as Class II devices.

        Derma Canada has passed inspection by the United States Food and Drug Administration.

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

        Medicaid reimbursement of the Company’s products is dependent upon Company paid rebates to state Medicaid agencies. The Omnibus Budget Reconciliation Act of 1990 requires pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, to enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company’s quarterly net sales and the average manufacturer price of the individual products. In 2004, Medicaid sales were 2% of total Company sales and 34% of sales for products subject to Medicaid rebates. Medicaid rebates represent less than 1% of net sales.

        Medicare is a federally funded program administered by private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. Several of the Company’s wound care and fixation products are eligible for Medicare reimbursement.

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

Employees

        The Company maintained 145 full-time and 3 part-time employees at December 31, 2004. Of these employees, 35 are located in the United States, 68 in Canada and 45 in China. The Company considers its employee relations to be satisfactory.

Item 2. Description of Property

        The Company’s executive offices are located in Princeton, New Jersey. The Company has a lease for its executive office space, at a rate of $10,421 per month, that expires in August, 2007. The Company has a three year lease for 24,000 square feet of office, light manufacturing and warehouse space in St. Louis, Missouri expiring in January 2007 at a rate of $7,663 per month and a month-to-month lease for 2,000 additional adjacent square feet of warehouse space in St. Louis at a rate of $1,000 per month. In March 2004, the Company leased a 42,400 square foot warehouse in Fenton, Missouri at a rate of $11,951 per month that expires in March 2009. The Fenton, Missouri facility serves as the United States distribution center for the Company’s products while the St. Louis, Missouri facility is used primarily for light manufacturing.

        Derma Canada maintains a lease for 51,700 feet of executive office and manufacturing space, at a rate of $18,820 per month, that expires in August, 2012 and a lease for a 20,400 square foot distribution facility, at a rate of $7,135 per month, that expires in August, 2009, both located in Toronto, Canada. A subsidiary of Derma Canada also leases a 11,400 square foot manufacturing facility in Nantong, China, at a rate of $1,010 per month, that expires in June, 2008. Derma Canada’s facilities are adequate to meet its manufacturing and distribution requirements for the foreseeable future.

Item 3. Legal Proceedings

        The Company is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter to a vote of shareholders during the fourth quarter, 2004.

Part II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol “DMS.” The Company’s Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company’s Common Stock:

                    Quarter Ended                         High        Low
                    -------------                         ----        ---
                          2003
                          ----
                    March 31, 2003                        $0.60      $0.35
                    June 30, 2003                         $2.10      $0.36
                    September 30, 2003                    $2.30      $0.75
                    December 31, 2003                     $1.45      $0.90

                          2004
                          ----
                    March 31, 2004                        $1.90      $1.08
                    June 30, 2004                         $1.32      $0.56
                    September 30, 2004                    $0.75      $0.43
                    December 31, 2004                     $0.90      $0.47

        The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company’s preferred stock. As of the close of business on February 28, 2005, there were 1,193 holders of record of the Common Stock. The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operations

Reference to Consolidated Financial Statements

        Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements set forth below under Item 7.

Results of Operations

Overview

        The 2004 and 2003 operating results include Derma Sciences, Inc. and its subsidiaries. Operating results for the assets purchased from Kimberly-Clark Corporation are included in the 2004 operating results from January 9, 2004, the date of purchase. Unless otherwise indicated by the context, the term Canadian operations is used throughout this discussion in reference to the operations of Derma Sciences Canada Inc. and the term U.S. operations is used throughout this discussion in reference to the Company’s U.S. operations.

        The Company engages in the manufacture, marketing and sale of three dermatological product lines consisting of wound care, wound closure and fasteners and skin care. The wound care line is composed of basic and advanced wound care products. Basic wound care consists of gauze dressings, abdominal pads, laparotomy sponges, burn dressings and bandages. Advanced wound care products consist of ointments, packing strips, hydrogel dressings, hydrocolloid dressings, foam dressings and impregnated gauze dressings. The wound closure and fastener line consists of wound closure strips and a variety of catheter fasteners. The skin care line consists of bath sponges, skin cleansers, soaps, hair and body washes and moisturizers.

        The following table highlights 2004 versus 2003 operating results:

                                       Year Ended December 31
                                       ----------------------
                                        2004               2003                      Variance
                                        ----               ----                      --------

Net sales                            $19,887,132         $17,941,451        $ 1,945,681        10.8%
Cost of sales                         14,623,223          11,803,902          2,819,321        23.9%
                                      ----------          ----------          ---------

Gross profit                           5,263,909           6,137,549           (873,640)      (14.2%)
Gross profit percentage                   26.5%               34.2%
Operating expenses                     7,087,513           6,059,516          1,027,997        17.0%
Interest expense                         227,305             263,253            (35,948)      (13.7%)
Other expense (income), net              287,784            (207,461)           495,245        --
                                        --------           ----------           -------

Total expenses                         7,602,602           6,115,308          1,487,294        24.3%
                                       ---------           ---------          ---------
(Loss) income before income taxes     (2,338,693)             22,241         (2,360,934)
Provision for income taxes                  --                  --                 --            --
                                      -----------          ---------         -----------

Net (loss) income                    $(2,338,693)        $    22,241        $(2,360,934)
                                      ===========         ==========         ===========

Sales and Gross Profit

        The following table highlights 2004 versus 2003 product line net sales and gross profit:

                                       Year Ended December 31
                                       ----------------------
                                        2004               2003                      Variance
                                        ----               ----                      --------
Product Line Net Sales
----------------------
Wound care                           $14,609,033         $12,873,602         $1,735,431        13.5%
Wound closure and fasteners            3,339,432           3,005,517            333,915        11.1%
Skin care                              1,938,667           2,062,332           (123,665)       (6.0%)
                                       ---------           ---------           ---------

    Totals                           $19,887,132         $17,941,451         $1,945,681        10.8%
                                      ==========          ==========          =========

Product Line Gross Profit
-------------------------

Wound care                            $3,201,239          $4,150,237          $(948,998)      (22.9%)
Wound closure and fasteners            1,690,466           1,467,747            222,719        15.2%
Skin care                                372,204             519,565           (147,361)      (28.4%)
                                        --------           ---------           ---------

    Totals                            $5,263,909         $ 6,137,549          $(873,640)      (14.2%)
                                       =========          ==========           =========

        Wound care sales increased $1,735,431, or 13.5%, to $14,609,033 in 2004 from $12,873,602 in 2003. The increase was partially attributable to an increase in basic wound care product sales of $885,352, or 9.1%. This increase was driven by continued strong growth in the U.S. of $558,023, or 43.5%, growth of $911,357, or 11.5%, in the core Canadian business (comprised of 3.6% real growth and 7.9% related to a 7.4% strengthening of the Canadian dollar) partially offset by a $553,371 decrease in Canadian sales associated with the sale of the narcotics business and loss of contract manufacturing business in 2003. The increase in wound care sales was also attributable to an increase in advanced wound care sales of $850,079, or 27.5%. This increase was driven by new private label business of approximately $560,000 with U. S. distributors, $393,767 related to growth of new silver products launched in late 2003 and incremental sales of $1,130,000 associated with the acquisition the Kimberly-Clark Corporation wound care business in January 2004, partially offset by a $1,237,475, or 40.3%, reduction in Dermagran sales due to a successful 2003 year end promotion and increasing competitive pressure.

        Wound care gross profit declined $948,998, or 22.9%, to $3,201,239 in 2004 from $4,150,237 in 2003. Gross profit margins declined to 21.9% in 2004 from 32.2% in 2003. Gross profit and margin erosion occurred in both the basic and advanced wound care segments of the line. The main drivers of the decrease were the sales decline in the high margined Dermagran products coupled with sales growth in the lower margined products. In addition, costs for a large percentage of the products included in this line that are manufactured in Toronto were adversely impacted by higher transition related one-time costs and manufacturing inefficiencies associated with the installation of the equipment purchased from Kimberly-Clark Corporation. Also contributing were the initial manufacture of a number of new advanced wound care products in 2004 and the ongoing pressure on overhead absorption associated with discontinuation of select basic wound care product manufacturing in Toronto in favor of lower cost sourcing alternatives in China. One-time costs of $91,400 related to obsolete inventory write-offs and severance were additional factors.

        Wound closure and fastener sales increased $333,915, or 11.1%, to $3,339,432 in 2004 from $3,005,517 in 2003. Incremental wound closure strip sales associated with the products purchased from Kimberly-Clark Corporation in January 2004 is responsible for the increase. Wound closure and fastener gross profit margin increased $222,719, or 15.2%, to $1,690,466 in 2004 from $1,467,747 in 2003 and margins improved slightly, increasing to 50.6% in 2004 from 48.8% in 2003. The increase in gross profit and margin percentage reflects the increase in higher margined wound closure strip sales.

        Skin care sales decreased $123,665, or 6.0%, to $1,938,667 in 2004 from $2,062,332 in 2003 due to competitive pressure and several customer-distributors establishing their own brand of product and deemphasizing other brands. Skin care gross profit declined $147,361, or 28.4%, to $372,204 in 2004 from $519,565 in 2003. The decrease was driven by lower pricing to retain or secure new business in a highly competitive marketplace, the adverse impact of lower production volume on overhead absorption and higher material and freight costs associated with increasing oil prices.

Operating Expense

        The following table highlights 2004 versus 2003 operating expenses by type:

                              Year Ended December 31
                              ----------------------
                                2004                2003                    Variance
                                ----                ----                    --------

Distribution                $1,043,288         $   720,421           $322,867        44.8%
Marketing                      369,446             181,769            187,677       103.3%
Sales                        1,833,200           1,797,002             36,198         2.0%
General administrative       3,841,579           3,360,324            481,255        14.3%
                             ---------           ---------           --------

    Total                   $7,087,513          $6,059,516         $1,027,997        17.0%
                             =========           =========          =========

        Operating expenses increased $1,027,997, or 17.0%, to $7,087,513 in 2004 from $6,059,516 in 2003. Of this increase, $164,555, or 2.7%, related to the impact of a 7.4% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $322,867, or 44.8%, in 2004 versus 2003. The increase was due principally to higher U.S. operations costs of $265,599 associated with the Company’s new U.S. distribution center opened in March 2004, together with one-time costs of $61,400 to close an older distribution facility. Canadian distribution costs increased $57,268 in 2004 versus 2003 due to unfavorable foreign exchange of $25,679 and a higher overall level of activity associated with U.S. private label and Kimberly-Clark product growth initiatives.

        Marketing expense increased $187,677, or 103.3%, in 2004 versus 2003 as a result of hiring a marketing director in February 2004, together with higher trade show, literature and promotional spending in support of the Company’s growth initiatives.

        Sales expense increased $36,198, or 2.0%, in 2004 versus 2003. U.S. operations expense increased $63,833 due to higher sampling and buying group related fees, partially offset by lower manufacturing representative commissions. These latter reductions resulted from the Company’s efforts in the U.S. to focus on using direct representatives to solicit distributors and large buying groups, together with private label growth initiatives. Canadian operations expense decreased $27,635 in 2004 versus 2003 due principally to the closure of the operation’s U.S. sales facility in July 2003. Year on year savings associated with the closure of this facility were partially offset by higher costs associated with upgrading sales resources in the provinces of Ontario and Quebec and unfavorable foreign exchange of $31,172.

        General administrative expense increased $481,255, or 14.3%, in 2004 versus 2003. U.S. operations increased $297,751, or 13.0%. The main drivers of the increase were $140,000 of incremental information technology (“IT”) costs associated with upgrades to the Company’s IT infrastructure, higher intangible asset amortization costs associated with the Kimberly-Clark Corporation wound care asset purchase in January 2004 and write-off of the remaining Gericare product rights in December 2004 of approximately $95,000, write-off of the Medi-Health promissory note to bad debts in March 2004 of $42,600, together with higher accounting, legal, insurance and compensation and benefit costs, partially offset by lower regulatory costs reflecting a 2003 cost reduction initiative. Canadian operations expense increased $183,504, or 16.4%. Of this increase, $107,704, or 9.6%, related to unfavorable foreign exchange and the balance of the increase was driven by employee termination costs of approximately $50,000 and higher compensation and benefit and insurance costs.

Interest Expense

        Interest expense decreased $35,948 to $227,305 in 2004 from $263,253 in 2003. Excluding 2003 one-time expense items of approximately $70,000 related principally to the write-off of deferred financing fees and bond conversion imputed interest charges, the approximate $34,000 increase in 2004 versus 2003 relates to higher outstanding debt balances and higher loan related bank fees.

Other Income/Expense

        Other expense increased $495,245 to $287,784 expense in 2004 from $207,461 income in 2003. The increase is primarily attributable to the write-off of obsolete equipment in 2004 principally at the Company’s Toronto manufacturing facility of $273,263 coupled with the non recurrence in 2004 of one-time 2003 income items related to the sale by Derma Sciences Canada Inc. of obsolete inventory of approximately $197,000 and its narcotics business of approximately $44,000.

Income Taxes

        The Company did not record any tax expense for 2004 or 2003 given its net operating loss in 2004 and available net operating loss carry forwards.

Net Income/Loss

        The Company incurred a $2,338,693 loss, or $0.25 loss per share (basic and diluted), in 2004 compared to net income of $22,241, or $0.00 per share (basic and diluted), in 2003.

Liquidity and Capital Resources

2004 Operational Overview

        The Company’s 2004 operating results have had an adverse impact on its liquidity. While sales increased $1,945,681, the Company experienced a margin erosion of $873,640 in 2004 versus 2003. Sales related to the Company’s key growth initiatives did not meet expectations as the implementation and ramp-up stages have taken longer than expected. Much of the 2004 sales growth came from lower margined products while sales of the Company’s highest margined Dermagran product line declined due to competitive pressure. The skin care product line continues to face competitive pressure from larger and more cost effective manufacturers and the Company has lost skin care business as a number of its larger customers expand or implement their own private label skin care lines through lower cost manufacturers. Further, lower skin care sales volumes have had an adverse impact on the cost effectiveness of the Company’s skin care manufacturing facility. During 2004, the Company’s agreement for the exclusive distribution of certain catheter fasteners in the U.S. was not renewed. Sales and gross profit for these products in 2004 where approximately $845,000 and $383,000, respectively. Replacement of these lost sales and margins is a primary objective for the Company in 2005. Growth of the Company’s private label initiatives are expected to help offset the catheter fastener loss.

        The Company has been successful in its effort to reduce its basic wound care costs and remain competitive in this product area by discontinuing the manufacture of these products in Toronto and either out sourcing their manufacture or manufacturing the products in the Company’s China facility. Significant cost savings have been negotiated or implemented and the Company started to realize these savings in the fourth quarter of 2004. The Company expects to realize the full benefit of these savings in 2005. To compensate for the loss of basic wound care production in Toronto, the Company is retrofitting the facility on an as needed basis to establish the capability to manufacture higher value added products that can be cost effectively manufactured there. The start-up and launch of a private label line of advanced wound care products for a major U.S. distributor and the installation of the equipment purchased from Kimberly-Clark Corporation in the Company’s Toronto manufacturing facility during 2004 represented the initial phase of this plan. However, these projects resulted in one-time implementation costs during the transition period that adversely impacted 2004 performance. Both projects were essentially complete by year-end and the Company does not expect to incur similar costs going forward. The Company also experienced one-time costs of $91,400 related to inventory write-offs and severance that adversely impacted gross profit.

        Operating expense increased $863,442, excluding the unfavorable impact of foreign exchange in the amount of $164,555, in 2004. The Company has been upgrading its infrastructure over the past two years in the areas of distribution, marketing, sales and information technology in light of recent acquisitions and in anticipation of planned sales growth. These initiatives are principally responsible for $457,842 of the increase. Also contributing were total one-time costs of $405,600 consisting of $61,400 related to the closure of a U.S. distribution center, $301,600 related to employee termination costs and $42,600 related to the write-off a supplier promissory note.

        In 2004, the Company incurred $273,200 of one-time costs recorded in other expense primarily related to the write-off of obsolete equipment at the Company’s Toronto and China facilities.

        Margin erosion, higher operating expenses and one-time costs of $770,400 were the principal drivers behind the Company’s 2004 net loss of $2,338,693. In response, the Company is taking steps to accelerate sales growth and properly align operating expenses with expected revenues in 2005.

        On January 9, 2004, the Company purchased the Kimberly-Clark Corporation wound care business for total consideration of $1,942,797. The consideration consisted of cash of $376,797 and a seller financed, non-interest bearing promissory note due on or before December 31, 2004 of $1,566,000. The cash outlay consisted of $300,100 paid at closing and $76,697 for acquisition related costs. The equipment purchased was installed in a newly renovated area in the Company’s manufacturing facility in Toronto, Canada that was completed in August 2004. The cost to transfer, install and validate the equipment was approximately $680,000. The promissory note was paid in full on December 30, 2004 using restricted cash on deposit with the U.S. lender and available line capacity.

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds were used to fund the acquisition of the Kimberly-Clark Corporation wound care business and for general working capital purposes. Offering proceeds of $1,961,797 , net of offering expenses of $198,203, were received.

        On September 24, 2004, the Company settled litigation brought against it and its wholly owned Canadian subsidiary by a former executive relative to the executive’s termination of employment. Pursuant to the settlement, the Company will pay the sum of $269,500 over a period of seven months and extend the expiration date of previously granted options to purchase 500,000 shares of the Company’s common stock at $0.50 per share from May 9, 2004 to September 30, 2006. The settlement costs, together with estimated other costs associated with the termination aggregating $301,600, were charged against the reserve established in March 2004 to cover the estimated cost of the litigation. The balance of $91,490 due the former employee at year-end is payable monthly at $24,950 per month through March with the final payment of $16,640 due in April 2005.

        In 2004, the Company entered into operating and capital leases totaling approximately $4,222,000 in commitments through 2012, with terms ranging from three to five years, relative to the following: extension of the Canada manufacturing facility lease in the amount of $1,902,000, lease for the new U.S. distribution center in the amount of $1,118,000, Canada distribution and U.S. manufacturing facility extensions in the amount of $903,000 and U.S. distribution center equipment and upgrades to the Company-wide telecommunications and information technology equipment in the amount of $299,000.

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,230,000, net of $150,000 in estimated offering expenses, will be used for working capital. The offering was initiated in December 2004. In 2004, the Company sold 1,555,000 units and received offering proceeds of $681,359, net of $78,641 in estimated offering expenses. In 2005, the Company sold 1,205,000 units and received offering proceeds of $548,641, net of $71,359 in estimated offering expenses.

        In 2004, the Company’s exclusive distribution agreement for certain catheter fasteners expired and was not renewed by the manufacturer. In accordance with the Company’s distribution agreement with a major customer for the fasteners, if the customer subsequently enters into an agreement with the manufacturer to distribute these products, then the customer shall pay the company an upset fee of $200,000 in forty-eight monthly installments of $4,167.

        As of January 2005, the customer advised the Company that it had entered into an agreement with the manufacturer to distribute the catheter fasteners and that it was liable for payment of the upset fee. In January 2005, the Company discounted the future cash flow stream associated with the payment of the upset fee and recognized a gain of $164,300.

Cash Flow

        At December 31, 2004 and 2003, the Company had cash and cash equivalents of $46,508 and $439,837, respectively. The $393,329 decrease in cash and cash equivalents resulted from net cash used in operating activities of $1,106,883 and net cash used in investing activities of $2,973,385, partially offset by net cash provided by financing activities of $3,690,901.

        Net cash used in operating activities stems from the net loss experienced for the year in the amount of $1,273,706 (net loss less non cash items) partially offset by cash generated from the net change of $166,823 in operating assets and liabilities. A $910,904 increase in inventory to support planned growth initiatives and as a result of the Kimberly-Clark Corporation acquisition in January 2004, offset by a reduction in receivables and increases in accounts payable and accrued liabilities, were the primary factors behind the net positive change in operating assets and liabilities. The decrease in receivables is due principally to a higher than normal year-end 2003 balance associated with a successful year-end promotion program. The underlying composition of receivables in terms of collectability and aging has remained relatively consistent. Payables and accrued liabilities are up due to efforts to improve the use of alternative financing opportunities.

        Net cash used in investing activities relates to $1,942,797 cash paid to acquire the Kimberly-Clark Corporation wound care business in 2004 and capital expenditures of $1,030,588. The majority of the capital expenditures relate to equipment and leasehold improvements associated with the transfer and installation of the equipment purchased from Kimberly-Clark Corporation in the Company’s Toronto manufacturing facility. The balance relates to equipment upgrades and purchases to improve efficiency at the Company’s St. Louis manufacturing facility and expenditures associated with opening the new U.S. distribution center in St. Louis.

        Net cash provided by financing activities consisted of net proceeds of $2,643,156 from the sale of common stock in two private placements, one in the first quarter 2004 and the second in the fourth quarter 2004, coupled with increased line of credit borrowings of $1,348,780, partially offset by deferred financing costs related to annual bank fees associated with the Company’s line of credit agreements and outstanding letters of credit and normally scheduled long term debt repayments.

Working Capital

        Working capital decreased $1,987,372 at December 31, 2004 to $2,849,596 from $4,836,968 at December 31, 2003. The decrease in cash and increased accounts payable, accrued liabilities and line of credit borrowings are principally attributable to funding the Company’s net operating loss for the year and increases in inventory, together with cash paid for the Kimberly-Clark Corporation wound care business and capital expenditures related to the transfer and installation of the equipment in the Company’s Toronto facility.

Financing Arrangements – United States

        On January 30, 2004 the Company entered into a modified one year line of credit agreement with its previous U.S. lender (the “prior agreement”). The maximum principal amount of the line increased to $4,000,000 from $3,000,000. In connection with entering into this line of credit agreement, the Company deposited $1,000,000 of cash in a restricted account with the U.S. lender and the U.S. lender issued an irrevocable standby letter of credit on the Company’s behalf for the benefit of Kimberly-Clark Corporation in the amount of $1,566,000. Advances were used to fund strategic initiatives and for general working capital purposes. Estimated maximum potential advances under the prior agreement were equal to the lesser of (A) $4,000,000 or (B) the sum of (i) 80% of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company’s behalf up to $1,000,000, less the aggregate amount of any outstanding letters of credit issued by the U.S. lender.

        Ongoing operating losses resulted in the Company being out of compliance with certain of its U.S. line of credit covenants at March 31, June 30 and September 30, 2004. In return for a commitment to secure alternative financing for its U.S. obligations prior to the January 31, 2005 maturity date of the prior agreement, the U.S. lender agreed to waive the Company’s prior covenant violations and to maintain the line of credit until maturity thereof. The Company has incurred waiver fees of $7,500 and agreed to an increase in the rate of interest payable under the line. All other terms of the prior agreement were maintained in full force and effect.

        On December 30, 2004, the Company paid off the promissory note due Kimberly-Clark Corporation in the amount of $1,566,000 using the restricted cash on deposit with the U.S. lender of $1,000,000 and available line capacity. In addition, the irrevocable standby letter of credit issued on behalf of the Kimberly-Clark Corporation in the amount of $1,566,000 was cancelled. In connection with this transaction, the maximum principal amount of the line was reduced from $4,000,000 to $2,000,000. All other terms of the prior agreement remained in full force and effect.

        Maximum potential advances (after deducting $200,000 for irrevocable letters of credit outstanding) under the prior agreement at December 31, 2004 were $1,692,649. Advances outstanding against the prior agreement were $1,312,756 at December 31, 2004, leaving an additional $379,893 available for borrowing.

        On January 13, 2005, in connection with the refinancing of the U.S. line of credit, the Company paid off and cancelled the outstanding irrevocable standby letter of credit issued by the U.S. lender in the amount of $200,000 held by the Company’s Canadian lender as additional security for its credit facility. The $200,000 paid to the Canadian lender was applied as a permanent principal reduction against the principal amount due in 2007 associated with the Company’s outstanding term loan with the Canadian lender. Subsequently, on January 31, 2005 the Canadian lender agreed as part of refinancing of the U.S. line of credit to retain its second lien security interest and guarantee position against the Company’s U.S. assets and not to exercise its rights under its second lien security interest and guarantee against the U.S. assets without the new U.S. lender’s approval.

        On January 31, 2005 the Company entered into a three year revolving credit facility agreement (the “new agreement”) with a new U.S. lender for a maximum principal amount of $2,000,000. The new agreement replaces a $2,000,000 revolving credit facility that expired on January 31, 2005 with the previous U.S. lender. At January 31, 2005 maximum potential advances under the new agreement were approximately $1,700,000. On January 31, 2005, the Company applied advances of approximately $1,300,000 under the new agreement in satisfaction of the prior U.S. lender’s outstanding obligations. Future advances will be utilized to fund strategic initiatives and general working capital requirements. The Company incurred loan origination and legal fees of approximately $135,200 in connection with the implementation of the new agreement. These fees have been deferred and are being amortized to interest expense over the three year term of the new agreement.

        The Company may request advances under the new agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At January 31, 2005 the effective interest rate was 7.75%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Over the term of the new agreement, the Company has agreed to comply with the following covenants as measured at the end of each month for the average of the three most recent calendar months based upon its consolidated operating results: a) maintain EBITDA (earnings before interest, taxes, depreciation and amortization) in the range of negative $300,000 (as of January 31, 2005) transitioning to positive $600,000 (post December 31, 2005) and (b) maintain its fixed charge ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends) in the range of –1.0 to 1.0 (as of January 31, 2005) to 1.25 to 1.0 (post December 31, 2005). In addition, as it pertains to the Company’s U.S. operations, cash collections may not be less than $800,000 for each calendar month through June 30, 2005 and $900,000 for each calendar month thereafter, and at all times the Company’s cash on hand (including unused borrowing capacity under the new agreement) must not be less than $200,000. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the new agreement.

        Based upon consolidated operating results for February 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenant under the new agreement at February 28, 2005. The U.S. lender agreed to waive these covenant violations. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

        The Company may terminate the new agreement at any time after January 31, 2006 by paying all outstanding indebtedness and any other payments due the U.S. lender and paying the U.S. lender a yield maintenance based early termination fee equal to the product of: (a) the effective yield on the facility for the six months prior to termination (expressed as an annual percentage rate), (b) $2,000,000, and (c) the quotient of the months remaining in the original term of the new agreement divided by 12.

Financing Arrangements — Canada

        In September 2004, the Company finalized the annual renewal of its revolving credit facility (the ‘Canadian agreement”) for a maximum principal amount of $1,830,000 ($2,200,000 Canadian) with its Canadian lender. The next annual renew is expected to be completed by May 1, 2005. In return for an irrevocable standby letter of credit in the amount of $200,000 against the Company’s U.S. line of credit, the Canadian lender agreed not to exercise its rights under its first lien security interest and loan guarantees against the Company’s U.S. assets without the U.S. lender’s approval. Maximum potential advances under the Canadian agreement at December 31, 2004 were $1,741,861. Advances outstanding against the Canadian agreement were $1,507,528 at December 31, 2004 leaving an additional $234,333 available for borrowing.

        Losses principally associated with the write-off of obsolete equipment, employee termination costs and a revamping of manufacturing operations in Toronto resulted in Derma Sciences Canada being out of compliance with certain of its income based loan covenants that are measured annually at December 31, 2004. The Canadian lender agreed to waive the covenant violations at December 31, 2004. The Company has incurred fees of $12,000 associated with the granting of waivers in 2004. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

        On January 13, 2005 the company paid off the $200,000 outstanding irrevocable standby letter of credit issued by the U.S. lender to the Canadian lender against the U.S. line of credit. The $200,000 paid to the Canadian lender was applied as a permanent principal reduction against the principal amount due in 2007 under the term loan with the Canadian lender.

Prospective Assessment

        The Company seeks to increase sales and gross margins and return to profitability by increasing sales of contracted private label products, continued growth of the basic wound care product line in the U.S., a reversal of the Dermagran product line sales erosion experienced in 2004 and a renewed focus on organic growth of core product lines in the U.S. and Canada. The Company expects to fully realize the benefit of lower product costs in 2005 associated with lower basic wound care costs negotiated in mid-2004 as lower cost inventory moves fully into the supply chain. Additional cost savings will be fully realized in 2005 resulting from commencement in late 2004 of in-house manufacture of a wide range of products using the equipment purchased from Kimberly-Clark Corporation as well as the non-recurrence of the one-time costs incurred in 2004 associated with bringing the manufacture of these products on line. Operating expenses, which have gradually increased since early 2003 in anticipation of planned sales growth, will be closely monitored. Steps will be taken to reduce operating expenses if planned sales and margin growth are not realized.

        Going forward, capital expenditure requirements will decrease significantly given that the installation of the Kimberly-Clark Corporation equipment in Toronto has been completed. Prospective capital investment will be limited to that necessary to maintain current operations. Growth oriented capital investment will be delayed until the Company’s financial position improves. The Company plans to continue to closely monitor inventory levels with the objective to reduce its investment in inventory wherever possible.

        The Company believes that available funds from expected improving operations, available lines of credit and the recently completed common stock private offering will be sufficient to satisfy the Company’s liquidity requirements for the foreseeable future. If need be, the Company expects that it can secure additional equity funding to improve liquidity.

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

Revenue Recognition and Adjustments to Revenue

        Revenue is recognized when product is shipped and title passes to the customer and collectability is reasonably assured. When the Company recognizes revenue from the sale of products, the Company simultaneously adjusts revenue for estimated trade rebates. A trade rebate represents the difference between invoice price to the wholesaler and the indirect customer’s contract price. These rebates are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with customers and other competitive factors. If the assumptions used to calculate these rebates do not appropriately reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted. The Company continually monitors the factors that influence these rebates and makes adjustments as necessary.

Goodwill

        At December 31, 2004, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require the Company to expense employee stock options and other share-based payments beginning in fiscal 2006. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating how it will adopt the standard and the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company is currently evaluating how it will adopt the standard and the effect that the adoption of SFAS No. 151 will have on its financial position and results of operations.

Item 7. Consolidated Financial Statements

Financial Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Derma Sciences, Inc.

We have audited the accompanying consolidated balance sheet of Derma Sciences, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operation, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. and Subsidiaries at December 31, 2004, and their consolidated results of operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 23, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Derma Sciences, Inc.

We have audited the accompanying consolidated balance sheet of Derma Sciences, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and shareholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 20, 2004

Financial Index

DERMA SCIENCES, INC.

Consolidated Balance Sheets

                                                                            December 31,
ASSETS                                                                  2004            2003
-----------------------------------------------------------------------------------------------

Current Assets
Cash and cash equivalents                                         $     46,508    $    439,837
Accounts receivable, net                                             2,601,092       2,627,092
Inventories                                                          4,932,232       4,003,258
Prepaid expenses and other current assets                              181,201         351,962
-----------------------------------------------------------------------------------------------
Total current assets                                                 7,761,033       7,422,149
Equipment and improvements, net                                      3,662,557       1,077,688
Goodwill                                                             1,110,967       1,110,967
Other intangible assets, net                                           383,911         158,604
Other assets, net                                                      132,464         156,765
-----------------------------------------------------------------------------------------------
Total Assets                                                      $ 13,050,932    $  9,926,173
-----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current Liabilities
Line of credit                                                    $  2,820,284    $  1,361,708
Current maturities of long-term debt                                   247,306         178,720
Accounts payable                                                     1,249,409         731,438
Accrued expenses and other current liabilities                         594,438         313,315
-----------------------------------------------------------------------------------------------
Total current liabilities                                            4,911,437       2,585,181
Long-term debt                                                         867,539         849,981
Other long-term liabilities                                             53,207           -
-----------------------------------------------------------------------------------------------
Total Liabilities                                                    5,832,183       3,435,162
-----------------------------------------------------------------------------------------------
Commitments
Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares in 2004;
(liquidation preference of $4,210,231) and 2,284,574 shares at
December 31, 2003 (liquidation preference of $4,235,233)                22,804          22,846
Common stock, $.01 par value, 30,000,000 shares authorized;
issued and outstanding: 11,079,007 shares at December 31, 2004
and 7,462,695 shares at December 31, 2003                              110,790          74,627
Additional paid-in capital                                          19,371,225      16,746,690
Accumulated other comprehensive income -
cumulative translation adjustments                                     699,960         294,185
Accumulated deficit                                                (12,986,030)    (10,647,337)
-----------------------------------------------------------------------------------------------
Total Shareholders' Equity                                           7,218,749       6,491,011
-----------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                        $ 13,050,932    $  9,926,173
-----------------------------------------------------------------------------------------------

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations

                                                                        Year ended December 31
                                                                         2004            2003
-------------------------------------------------------------------------------------------------

Net Sales                                                            $19,887,132     $17,941,451

Cost of sales                                                         14,623,223      11,803,902
-------------------------------------------------------------------------------------------------
Gross Profit                                                           5,263,909       6,137,549
-------------------------------------------------------------------------------------------------
Operating expenses                                                     7,087,513       6,059,516
Interest expense                                                         227,305         263,253
Other expense (income), net                                              287,784        (207,461)
-------------------------------------------------------------------------------------------------
Total Expenses                                                         7,602,602       6,115,308
-------------------------------------------------------------------------------------------------
(Loss) income before provision for income taxes                       (2,338,693)         22,241
Provision for income taxes                                                  -               -
-------------------------------------------------------------------------------------------------
Net (Loss) Income                                                    $(2,338,693)    $    22,241
-------------------------------------------------------------------------------------------------
(Loss) income per common share - basic                               $     (0.25)    $      0.00
-------------------------------------------------------------------------------------------------
(Loss) income per common share - diluted                             $    (0.25)    $      0.00
-------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - basic        9,424,191       6,108,290
-------------------------------------------------------------------------------------------------
Shares used in computing (loss) income per common share - diluted      9,424,191      10,795,026
-------------------------------------------------------------------------------------------------

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Shareholders' Equity

                                                                                                    Accumulated
                                         Preferred     Common   Convertible            Additional      Other                        Total
                                           Shares       Shares   Preferred   Common    Paid-In    Comprehensive   Accumulated   Shareholders'
                                           Issued       Issued     Stock      Stock     Capital    Income (Loss)     Deficit        Equity
---------------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                2,526,242   4,631,276   $25,262    $46,313  $15,588,698    $(21,736)    $(10,669,578)  $4,968,959

Net income                                     -           -         -          -            -              -           22,241       22,241
Foreign currency translation adjustment        -           -         -          -            -        315,921             -         315,921
                                                                                                                                    -------
Comprehensive income - total                   -           -         -          -            -           -                -         338,162
Issuance of common stock in
   private placement, net of
   issuance costs of $73,510                   -      2,400,000      -        24,000    1,102,490           -                -    1,126,490
Conversion of series B, C and D
   preferred shares                        (241,668)    241,668    (2,416)    2,416         -            -                -            -
Cashless exercise of common stock
   warrants                                    -        189,751      -         1,898       (1,898)          -                -         -
Employee stock option expense                  -           -         -          -          57,400           -                -       57,400
---------------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                2,284,574   7,462,695   $22,846    $74,627  $16,746,690    $294,185     $(10,647,337)  $6,491,011

Net loss                                       -           -         -          -            -              -       (2,338,693)  (2,338,693)
Foreign currency translation adjustment        -           -         -          -            -        405,775             -         405,775
                                                                                                                                    -------
Comprehensive loss - total                     -           -         -          -            -           -                -      (1,932,918)
Issuance of common stock in
   private placement, net of issuance
   costs of $276,844                           -      3,612,145      -        36,121    2,624,535           -                -    2,660,656
Conversion of series B preferred stock       (4,167)      4,167       (42)       42         -            -                -            -
---------------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                2,280,407  11,079,007   $22,804   $110,790  $19,371,225    $699,960     $(12,986,030)  $7,218,749
---------------------------------------------------------------------------------------------------------------------------------------------

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows

                                                                          Year Ended December 31
                                                                          2004              2003
-----------------------------------------------------------------------------------------------------
Operating Activities
    Net (loss) income                                                $(2,338,693)        $    22,241
    Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
      Depreciation of equipment and improvements                         320,474             156,771
      Amortization of intangible assets                                  117,490              22,341
      Amortization of deferred financing costs                            88,483             132,233
      Provision for bad debts and rebates                                 15,233             111,785
      Provision for inventory obsolescence                               196,837              50,453
      Loss on disposal of equipment and improvements                     273,263               2,132
      Deferred rent expense                                               53,207               -
      Employee stock option expense                                        -                  57,400
      Changes in operating assets and liabilities:
          Accounts receivable                                            181,001            (507,346)
          Inventories                                                   (910,904)           (732,986)
          Prepaid expenses and other current assets                      157,692             (46,784)
          Other assets                                                    11,276               1,529
          Accounts payable                                               470,184              (7,308)
          Accrued expenses and other current liabilities                 257,574            (177,766)

-----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                 (1,106,883)           (915,305)
-----------------------------------------------------------------------------------------------------
Investing Activities
    Cash paid for wound care business                                 (1,942,797)              -
    Purchase of equipment and improvements                            (1,030,588)            (85,634)
    Purchase of inventory and product rights                               -                (114,691)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (2,973,385)           (200,325)
-----------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                  1,348,780            (823,477)
    Deferred financing costs                                             (91,409)            (29,423)
    Long-term debt repayments                                           (209,626)           (195,810)
    Proceeds from issuance of stock, net of issuance costs             2,643,156           1,126,490
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              3,690,901              77,780
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   (3,962)            (18,670)
-----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                               (393,329)         (1,056,520)

Cash and cash equivalents
  Beginning of year                                                      439,837           1,496,357
-----------------------------------------------------------------------------------------------------
  End of year                                                        $    46,508         $   439,837
-----------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                            $172,663            $170,233
Supplemental schedule of non cash investing and financing activities:
    Equipment obtained with capital leases                              $228,518                -
-----------------------------------------------------------------------------------------------------

See accompanying consolidated notes.

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

        Concentration of Credit Risk — Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions in amounts which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2003, the Company had approximately $314,000 on deposit in excess of FDIC limits. The Company has not experienced any losses in such accounts. The Company’s accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.

        Foreign Operations Risk – The Company’s future operations and earnings will depend to a large extent on the results of its operations in Canada and its ability to continue to maintain a continuous supply of basic wound care products from its own operation and/or its suppliers in China. While the Company does not envision any adverse change to the manner in which operations in Canada and China are presently being conducted, there can be no assurance that the Company will be able to successfully conduct such operations in the future, and a failure to do so may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. Also, the success of the Company’s operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s products, prices for materials and products purchased from suppliers, competition and changes in regulations.

        Inventories — Inventories consist primarily of raw materials, packaging materials, work in process and finished goods valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

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

        Other Intangible Assets – Patents and trademarks and other intangible assets with definite lives are stated on the basis of cost. Patent and trademarks are amortized over 12 to 17 years on a straight-line basis. Other intangible assets consisting of product rights, formulations and specifications, regulatory approvals, customer lists and a non-compete agreement are amortized over 5 years on a straight-line basis.

        Long Lived Assets — In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long Lived Assets” the Company reviews its long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

        Goodwill — Goodwill of $1,110,967 represents the excess of the purchase price over the fair value of identifiable net assets acquired in the 1998 acquisition of Sunshine Products. This business combination was accounted for as a purchase. The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 1, 2002. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but instead are subject to periodic (annual) testing for impairment. The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. The Company conducted the required annual impairment review in the fourth quarter of 2004 and determined that the goodwill carrying value is not impaired.

        Stock Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in the determination of stock-based employee compensation expense based on the fair values of the options or to continue to use the intrinsic value method pursuant to the provisions of “Accounting for Stock Issued to Employees” APB 25 and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company’s stock options granted to employees equals or exceeds the market price of the underlying common stock on the date of grant, generally no compensation expense is recognized. During 2003, certain executives received common stock options with vesting based on the achievement of certain performance targets. The Company recognized compensation expense of $57,400 in 2003 related to these options. As of December 31, 2004, there were no unvested performance-based options outstanding.

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted to employees under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rate of 4.25% in the second through fourth quarters 2004 and 4.0% in the first quarter 2004 and 2003; dividend yield of 0%; a volatility factor of the expected market price of the Company’s Common Stock of 1.409 in the fourth quarter of 2004, 1.448 in the third and second quarters of 2004, 1.463 in the first quarter 2004 and 1.663 in 2003; and an expected option life of 5 years.

Financial Index

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

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

                                                                                   2004              2003
                                                                                   ----              ----

         Net (loss) income - as reported                                      $(2,338,693)        $  22,241
         Add:     Stock-based employee compensation expense included
                  in reported net (loss) income                                     -                57,400
         Deduct:  Total stock-based employee compensation expense
                  determined under fair value method for all awards              (871,212)         (646,007)
                                                                                ----------          -------

         Pro forma net loss                                                   $(3,209,905)        $(566,366)
                                                                                =========           =======

         (Loss) income per common share - basic and diluted
             As reported                                                          $(0.25)            $0.00
             Pro forma                                                            $(0.34)           $(0.09)

        The weighted average fair value per share of options granted during 2004 and 2003 was $1.13 and $0.96, respectively.

        As a result of amendments to SFAS No. 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending March 31, 2006.

        Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Revenue Recognition — The Company operates in three segments: wound care, wound closure and fasteners and skin care. Sales are recorded when product is shipped, title passes to customers and collectability is reasonably assured. Gross sales are adjusted for cash discounts, returns and allowances, Medicaid rebates and trade rebates in the same period that the related sales are recorded. Freight costs billed to and reimbursed by customers are recorded as a component of revenue. Freight costs to ship product to customers are recorded as a component of cost of sales.

        Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred and were $297,716 and $234,919 in 2004 and 2003, respectively.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants and convertible preferred stock in the weighted average number of common shares outstanding for a period, if dilutive. Potential common stock has not been included in the computation of diluted loss per share as the effect would be anti-dilutive.

        Shares used to compute income per common share on a fully diluted basis for the years ended December 31, 2004 (assuming profitability) and 2003 are outlined below:

                                                           December 31,
                                                           ------------
                                                       2004               2003
                                                       ----               ----

        Common shares                               9,424,191          6,108,290
                                                    ---------          ---------

        Dilutive shares:
           Preferred stock                          2,281,346          2,420,943
           Warrants                                   544,664          1,004,034
           Stock options                              901,463          1,261,759
                                                    ---------          ---------

               Sub-total dilutive shares            3,727,473          4,686,736
                                                    ---------          ---------

               Total dilutive shares               13,151,664         10,795,026
                                                   ==========         ==========

        Reclassifications – Certain reclassifications have been made to prior year reported amounts to conform with the 2004 presentation.

2.     Acquisition of Kimberly-Clark Corporation’s Wound Care Assets

        On January 9, 2004, the Company purchased certain wound care assets from Kimberly-Clark Corporation. The primary purpose of the acquisition was to obtain equipment to expand the Company’s in-house manufacturing capabilities and to broaden its product line. The assets acquired consist of manufacturing equipment, product rights and other intangibles. The purchase price for the assets was $1,942,797 and was paid as follows: (1) $300,100 at closing; (2) $1,566,000 via a seller financed promissory note due December 31, 2004, without interest (see Note 8); and (3) $76,697 incurred for transaction costs. The acquisition has been accounted for as a purchase of a business and the purchase price has been allocated to equipment in the amount of $1,600,000 and intangible assets (see Note 6) in the amount of $342,797 based upon the estimated fair values of the assets acquired. The promissory note was paid in full on December 30, 2004.

        During the year ended December 31, 2004, the Kimberly-Clark wound care products generated $1,391,491 in net sales. Kimberly-Clark manufactured wound care products, for the account of the Company, at its facility through April 9, 2004 to meet current customer demand and to build sufficient inventory to cover the period during which production at the Kimberly-Clark facility was discontinued and the equipment was transferred to the Company’s facility in Toronto, Canada. Upon cessation of manufacturing at Kimberly-Clark’s facility, the Company purchased, in accordance with a pre-determined formula, inventory consisting of raw and packaging materials and up to four months supply of finished goods. The purchase price of this inventory was approximately $550,000. Cash on hand and borrowings against available credit lines were used to pay for this inventory.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The Company completed the transfer, installation and validation of the equipment and commenced manufacturing in Toronto, Canada in August 2004. Through December 31, 2004, the Company expended approximately $680,000 on equipment and manufacturing facility upgrades at its Toronto, Canada location.

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

                                                              Year Ended December 31, 2003
                                                              ----------------------------
         Net sales                                                 $20,242,000
         Net loss                                                  $(1,426,000)
         Loss per common share-basic and diluted                        $(0.23)

3.     Accounts Receivable

        Accounts receivable include the following:

                                                                     December 31,
                                                               -----------------------
                                                               2004               2003
                                                               ----               ----

        Trade accounts receivable                          $2,774,293         $2,802,985
        Less:  Allowance for doubtful accounts                (57,090)           (35,785)
               Allowance for trade rebates                   (164,000)          (212,000)
                                                            ----------         ----------
             Net trade receivables                          2,553,203          2,555,200
        Other receivables                                      47,889             71,892
                                                            ---------          ----------
             Total receivables                             $2,601,092         $2,627,092
                                                            =========          =========

4.     Inventories

        Inventories include the following:

                                                                   December 31,
                                                               -----------------------
                                                               2004               2003
                                                               ----               ----

        Finished goods                                     $3,531,095          $2,814,651
        Work in process                                        71,423             172,536
        Packaging materials                                   461,052             307,635
        Raw materials                                         868,662             708,436
                                                            ---------           ---------
             Total inventory                               $4,932,232          $4,003,258
                                                            =========           =========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

5.     Equipment and Improvements, net

        Equipment and improvements include the following:

                                                                   December 31,
                                                               -----------------------
                                                               2004               2003
                                                               ----               ----

        Machinery and equipment                            $3,407,073          $1,277,352
        Furniture and fixtures                                196,506             183,967
        Leasehold improvements                                714,992              49,541
                                                            ---------           ---------
             Gross equipment and improvements               4,318,571           1,510,860
        Less:  accumulated depreciation                      (656,014)           (433,172)
                                                             ---------           ---------

             Total equipment and improvements, net         $3,662,557          $1,077,688
                                                            =========           =========

        Machinery and equipment and leasehold improvements increased in the year ended December 31, 2004 principally due to the acquisition of the Kimberly-Clark Corporation wound care assets and infrastructure improvements to the Company’s Canadian manufacturing facilities necessitated thereby. The Company incurred a charge of $273,263 for the year ended December 31, 2004 related to the disposal of obsolete equipment.

        Included in equipment and improvements at December 31, 2004 was machinery and equipment with a cost of $228,518 and accumulated amortization of $22,989 attributable to leased equipment. Amortization of assets under capital leases is included in depreciation expense.

6.     Other Intangible Assets, net

        Other intangible assets, net include the following:

                                                                  December 31,
                                                               -----------------------
                                                               2004               2003
                                                               ----               ----
        Patents and trademarks                             $ 444,067          $ 444,067
        Other intangible assets                              342,797             40,567
                                                             -------            -------

             Gross other intangible assets                   786,864            484,634
             Less accumulated amortization                  (402,953)          (326,030)
                                                            ---------          ---------

             Other intangible assets, net                   $383,911           $158,604
                                                             =======            =======

        At December 31, 2004, the Company recorded a $21,410 one-time charge to write-off the balance of other intangible assets related to the Genesis ointment product rights. In connection with the acquisition of the Kimberly-Clark Corporation wound care assets in January 2004, the Company allocated $342,797 of the purchase price to intangible assets consisting of product rights, formulations and specifications, regulatory approvals, customer lists and a non-compete agreement.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The weighted average useful life of patent and trademarks and other intangibles is 6.9 years and 4.0 years, respectively. Actual amortization expense for 2004 and 2003 and estimated thereafter by year is outlined below:

                                                      Patents and        Other
                                                      Trademarks      Intangibles       Total
                                                      ----------      -----------       -----

Actual amortization expense for year ended 12/31/04    $ 15,696        $101,794        $117,490
                                                        -------         -------         -------
Actual amortization expense for year ended 12/31/03    $ 16,707          $5,634        $ 22,341
                                                        -------         -------         -------

Estimated amortization expense for year ending:

         12/31/05                                      $ 15,696        $ 68,511        $ 84,207
         12/31/06                                        15,696          68,511          84,207
         12/31/07                                        15,696          68,511          84,207
         12/31/08                                        15,696          68,511          84,207
         12/31/09                                        15,696           1,892          17,588
         Thereafter                                      29,495             -            29,495
                                                        -------         -------         -------

              Total                                    $107,975        $275,936         $383,911
                                                        =======         =======          =======

7.     Other Assets, net

        Other assets, net include the following:

                                                                  December 31,
                                                               -----------------------
                                                               2004               2003
                                                               ----               ----

        Deferred financing costs, net                       $ 60,728            $ 77,415
        Deposits                                              71,736              69,834
        Other                                                   -                  9,516
                                                             -------             -------
             Total other assets, net                        $132,464            $156,765
                                                             =======             =======

        Deferred financing costs related to the U.S. credit facility are being amortized over one year. Deferred financing costs related to the Canadian credit facility are being amortized over five years.

8.     Line of Credit Borrowings

        Short-term borrowings include the following:

                                                                   December 31,
                                                               -----------------------
                                                               2004               2003
                                                               ----               ----

        U.S. line of credit                                $1,312,756               -
        Canadian line of credit                            $1,507,528          $1,361,708
                                                            ---------           ---------
             Total line of credit borrowings               $2,820,284          $1,361,708
                                                            =========           =========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        U.S. Line of Credit

        In March 2003, the Company entered into a one year line of credit agreement (subject to annual renewal) with a U.S. lender (the “Agreement”) for a maximum principal amount of $2,000,000. In connection with entering into the Agreement, the U.S. lender issued an irrevocable standby letter of credit on the Company’s behalf for the benefit of the Company’s Canadian lender in the amount of $200,000. The standby letter of credit served to reduce the Company’s potential borrowing capacity under the Agreement by the outstanding balance of the letter of credit. On December 24, 2003, the Company entered into a new one year line of credit agreement with its U.S. lender for a maximum principal amount of $3,000,000. The Company terminated its prior U.S. line of credit on February 28, 2003 with another lender by repaying its outstanding indebtedness and paying a $50,000 early termination fee. In addition, the Company charged $66,342 to interest expense during 2003 for deferred financing costs associated with the prior U.S. line of credit.

        On January 30, 2004, the Company entered into a modified one year line of credit agreement with its U.S. lender. The maximum principal amount of the line increased to $4,000,000 from $3,000,000. In connection with entering into this line of credit agreement, the Company deposited $1,000,000 of cash in a restricted account with the U.S. lender and the U.S. lender issued an irrevocable standby letter of credit on the Company’s behalf for the benefit of Kimberly-Clark Corporation in the amount of $1,566,000 (see Note 2). Advances were used to fund strategic initiatives and for general working capital purposes. Estimated maximum potential advances under the Agreement are equal to the lesser of (A) $4,000,000 or (B) the sum of (i) 80% of eligible receivables (as defined), (ii) 50% of eligible inventory (as defined), (iii) an amount equal to the immediate liquidation value of funds deposited with the U.S. lender in a restricted account as security for any letters of credit extended by the lender on the Company’s behalf up to $1,000,000, less the aggregate amount of any outstanding letters of credit issued by the U.S. lender. Interest on outstanding advances is payable monthly in arrears at the one month LIBOR rate (as published in “The Wall Street Journal”) plus 7.0%, or 9.39% at December 31, 2004. In addition, the Company paid an annual line fee of $40,000. This line fee and any one-time lender or legal costs associated with securing the line of credit were deferred and are being amortized to interest expense over the term of the line of credit.

        Outstanding advances are secured by all tangible and intangible assets of the Company’s U.S. operations. Over the term if the Agreement, the Company has agreed to maintain its fixed charge ratio (as defined) at not less than 1.25:1.0 as measured quarterly on a twelve month trailing basis. Additional covenants governing permitted indebtedness, changes in entity status, purchases of securities and protection of collateral are included in the Agreement. Ongoing operating losses resulted in the Company being out of compliance with certain of its U.S. line of credit covenants at March 31, June 30 and September 30, 2004. In return for a commitment to secure alternative financing for its U.S. obligations prior to the January 31, 2005 maturity date of the Agreement (see Note 20), the U.S. lender agreed to waive the Company’s prior covenant violations and to maintain the line of credit until maturity thereof. The Company has incurred waiver fees of $7,500 and agreed to an increase in the rate of interest payable under the line. All other terms of the Agreement remain in full force and effect.

        On December 30, 2004, the Company paid off the promissory note due Kimberly-Clark Corporation in the amount $1,566,000 using the restricted cash on deposit with the U.S. lender of $1,000,000 and available line capacity. In addition, the irrevocable standby letter of credit issued on behalf of the Kimberly-Clark Corporation in the amount of $1,566,000 was cancelled. In connection with this transaction, the maximum principal amount of the line was reduced from $4,000,000 to $2,000,000. All other terms of the Agreement remain in full force and effect. The remaining outstanding irrevocable standby letter of credit issued on behalf of the Company’s Canadian lender serves to reduce the Company’s potential borrowing capacity under the Agreement by $200,000.

        Canadian Line of Credit

        In September 2004, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $1,830,000 ($2,200,000 Canadian) with its Canadian lender. The next annual review is expected to be completed by May 1, 2005. The Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $915,000 ($1,100,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 5.25% for Canadian dollar advances and 6.75% for U.S. dollar denominated advances at December 31, 2004. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. In return for an irrevocable standby letter of credit in the amount of $200,000 against the Company’s U.S. line of credit, the Canadian lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Company’s U.S. assets without the U.S. lender’s approval.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $416,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        Losses principally associated with the write-off of obsolete equipment, employee termination costs and a revamping of manufacturing operations in Toronto resulted in Derma Sciences Canada being out of compliance with certain of its income based loan covenants that are measured annually at December 31, 2004. The Canadian lender agreed to waive the covenant violations at December 31, 2004. The Company has incurred fees of $12,000 associated with the granting of the waivers in 2004. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

9.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

                                                                    December 31,
                                                               -----------------------
                                                               2004               2003
                                                               ----               ----

        Accrued compensation and related taxes               $218,037           $105,783
        Accrued sales, goods and services taxes               197,984            154,974
        Accrued administrative fees                           107,916             20,200
        Other                                                  70,501             32,358
                                                              -------            -------
             Total accrued expenses and other current
               liabilities                                   $594,438           $313,315
                                                              =======            =======

10.   Long-Term Debt

        Long-term debt includes the following:

                                                                    December 31,
                                                               -----------------------
                                                               2004               2003
                                                               ----               ----

        Canadian term loan                                 $  916,805         $1,025,839
        Capital lease obligations                             198,040              2,862
                                                              -------          ---------

             Total debt                                     1,114,845          1,028,701
        Less:  current maturities                             247,306            178,720
                                                            ---------          ---------
             Long-term debt                                $  867,539         $  849,981
                                                             ========          =========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The following are the term loan maturities for the next 3 years:

                      Year Ending
                      December 31                                Term Loan
                      -----------                                ---------

                      2005                                        $196,339
                      2006                                         229,617
                      2007                                         490,849
                                                                   -------

                      Total term loan obligations                  916,805
                      Less:  current maturities                    196,339
                                                                   -------

                      Long-term loan obligations                  $720,466
                                                                   =======

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc., the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 5.5% at December 31, 2004. The term loan is secured by all tangible and intangible assets of Derma Canada and is subject to the same financial covenants applicable to the operating line of credit (see Note 8).

        The Company has four capital lease obligations for certain distribution equipment and computer equipment totaling $198,040. The capital leases bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

        The future minimum lease payments required under the capital leases and the present value of the minimum lease payments as of December 31, 2004 are as follows:

              Year Ending                                              Capital Lease
              December 31                                               Obligations
              -----------                                               -----------

                    2005                                                   $ 62,898
                    2006                                                     63,131
                    2007                                                     49,623
                    2008                                                     38,925
                    2009                                                     12,975
                                                                            -------

              Total minimum lease payments                                  227,552
              Less:  Amount representing interest                            29,512
                                                                            -------

              Present value of capital lease obligations                    198,040
              Less:  Current maturities of capital lease obligations         50,967
                                                                            -------

              Long-term capital lease obligations                          $147,073
                                                                            =======

11.   Shareholders’ Equity

      Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at December 31, 2004. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        There are 440,003 shares of series B convertible preferred stock outstanding at December 31, 2004. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters. During the year ended December 31, 2004, 4,167 series B preferred shares were converted into common stock. In 2003, 8,334 shares of series B preferred shares were converted into common stock.

        There are 619,055 shares of series C convertible preferred stock outstanding at December 31, 2004. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters. In 2003, 100,000 shares of series C preferred stock were converted into common stock.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at December 31, 2004. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters. In 2003, 133,334 shares of series D preferred stock were converted into common stock.

        Common Stock

        During 2004, the Company conducted two private common stock offerings. In February 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Total offering proceeds of $1,961,797, net of $198,203 in offering expenses, were used to fund strategic initiatives and for general working capital purposes. As of December 31, 2004, the Company sold 1,555,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at the price of $1.05 as part of a new continuing offering. Total offering proceeds of $681,359, net of offering expenses of $78,641, were received. In March 2004, 4,167 shares of series B preferred stock were converted into 4,167 shares of common stock.

        In June 2003, the Company closed a private offering of 4,000,000 shares of its common stock at a price of $0.50 per share initiated in January 2002. Total offering proceeds of $1,879,810, net of $120,190 in offering expenses, were used to fund strategic initiatives and for general working capital purposes. In 2003, the Company sold 2,400,000 shares of common stock and received total offering proceeds of $1,126,490, net of $73,510 in offering expenses.

        In July 2003, a total of 241,668 shares of series B, C and D preferred stock were converted into 241,668 shares of common stock.

      Stock Purchase Warrants

        At December 31, 2004, the Company had warrants outstanding to purchase 4,734,448 shares of the Company’s common stock as outlined below:

                  Series       Number of Warrants      Exercise Price    Expiration Date
                  ------       ------------------      --------------    ---------------
                     E                  1,870,007            $0.85       July 18, 2005
                     F                  1,309,441            $0.57       January 6, 2007
                     G                  1,555,000            $1.05       December 31, 2008

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        As of December 31, 2004, the Company sold 1,555,000 units at $0.50 per unit, each unit consisting of one share of common stock and one four-year series G warrant to purchase one share of common stock at the price of $1.05. In July 2003 there was a cashless exercise of 330,002 series E warrants into 189,751 shares of common stock. There were no other changes in outstanding warrants during 2004 and 2003.

      Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 3,500,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Options under the plan to purchase 1,452,000 shares of common stock were granted to officers, directors, agents and employees in 2004 with exercise prices ranging from $0.625 to $1.55 per share. As of December 31, 2004, options to purchase 2,228,000 shares of the Company’s common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of December 31, 2004, non-plan options to purchase 2,236,655 shares of the Company’s common stock were issued and outstanding.

        A summary of the Company’s stock option activity and related information for the years ended December 31, 2004 and 2003 follows:

                                                           2004                                 2003
                                               -------------------------------      -------------------------------
                                                                   Weighted                             Weighted
                                                                   Average                              Average
                                                 Options        Exercise Price        Options        Exercise Price
                                                 -------        --------------        -------        --------------

Outstanding - beginning of year                3,676,155            $1.09           2,787,915            $1.11
    Granted                                    1,452,000            $1.20             946,000            $1.01
    Forfeited                                   (663,500)           $1.55             (57,760)           $0.57
                                               ----------                            ---------

Outstanding - end of year                      4,464,655            $1.06           3,676,155            $1.09
                                               =========                            =========

Exercisable at end of year                     3,645,955            $1.08           2,501,705            $1.22
                                               =========                            =========

        The following table summarizes information about fixed stock options outstanding at December 31, 2004:

                                          Options Outstanding                              Options Exercisable
                       --------------------------------------------------------     -------------------------------
                          Number         Weighted-Average                             Number
Range of Exercise      Outstanding          Remaining          Weighted-Average     Exercisable    Weighted-Average
      Prices           at 12/31/04       Contractual Life       Exercise Price      at 12/31/04     Exercise Price
-----------------      -----------       ----------------       --------------      -----------     --------------

$0.35 - $1.00           3,668,000               6.5                  $0.60            3,163,000           $0.60
$1.01 - $2.00             517,000               8.8                  $1.55              203,300           $1.56
$2.01 - $12.50            279,655               3.5                  $6.20              279,655           $6.20
                        ---------                                                     ---------

                        4,464,655               6.6                                   3,645,955
                        =========                                                     =========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Shares Reserved for Future Issuance

        At December 31, 2004, the Company has reserved the following shares of common stock for future issuance:

         Convertible preferred shares (series A - D)        2,280,407
         Common stock options outstanding                   4,464,655
         Common stock options available for grant           1,272,000
         Common stock warrants (series E - G)               4,734,448
                                                            ---------

         Total common stock shares reserved                12,751,510
                                                           ==========

12.   Operating Segments

        The Company consists of three operating segments: wound care, wound closure and fasteners and skin care. Products in the wound care segment consist of basic and advanced dressings, ointments and sprays designed to treat wounds. Wound closure and fasteners products include wound closure strips, nasal tube fasteners, a variety of catheter fasteners and net dressings. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care / hygiene programs.

        Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. The manufacture of advanced wound care and wound closure and fastener products is primarily outsourced. Basic wound care and skin care products are manufactured in-house with the exception of the bath sponge line. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

        Segment sales and gross profit for 2004 and 2003 are as follows:

                                            Year Ended December 31, 2004
                                            ----------------------------
                                                Wound Closure-                                           Total
                               Wound Care         Fasteners         Skin Care          Other            Company
                               ----------         ---------         ---------          -----            -------

Net sales                     $14,609,033          $3,339,432      $1,938,667              -          $19,887,132
                               ----------           ---------       ---------         --------         ----------

Gross profit                    3,206,470           1,685,235         372,204              -            5,263,909
Total expenses                    -                     -                -          $(7,602,602)       (7,602,602)
                                                                                                       -----------

Net loss                                                                                              $(2,338,693)
                                                                                                       ===========

Net long-lived assets         $ 3,535,611               -          $1,352,059      $    269,765       $ 5,157,435
                                =========                            =========       ===========       ==========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

                                            Year Ended December 31, 2003
                                            ----------------------------

                                                Wound Closure-                                           Total
                              Wound Care          Fasteners         Skin Care          Other            Company
                              ----------          ---------         ---------          -----            -------

Net sales                     $12,873,602          $3,005,517      $2,062,332              -          $17,941,451
                               ----------           ---------       ---------         --------         ----------

Gross profit                    4,150,237           1,467,747         519,565              -            6,137,549
Total expenses                    -                     -                -          $(6,115,308)       (6,115,308)
                                                                                                       -----------

Net income                                                                                            $    22,241
                                                                                                       ===========

Net long-lived assets         $   992,628               -          $1,328,507      $     26,124       $ 2,347,259
                                =========                           =========        ===========       ==========

        Long-lived assets consist of equipment and improvements, other intangible assets and goodwill. Wound care long-lived assets consist principally of Derma Sciences Canada Inc. equipment and improvements and other intangible assets. Wound closure and fastener products are for the most part outsourced and accordingly are not supported internally by long-lived assets. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. and equipment and improvements associated therewith. Corporate headquarters and the Company’s U.S. distribution center equipment and improvements are included in the Other column since they service all three business segments.

        A geographical breakdown of the Company’s sales, gross profit and long-lived assets is outlined below:

                          United States        Canada             Other            Total
                          -------------        ------             -----            -----
2004
----

Net sales                  $10,096,492       $8,827,210       $   963,430       $19,887,132
                            ----------        ---------        ----------        ----------
Gross profit               $ 3,593,663       $1,333,045       $   337,201       $ 5,263,909
                            ----------        ---------        ----------        ----------
Net long-lived assets      $ 2,020,946       $3,115,293       $    21,196       $ 5,157,435
                            ----------        ---------        ----------        ----------

2003
----

Net sales                  $ 9,163,379       $8,004,926       $   773,146       $17,941,451
                            ----------        ---------        ----------        ----------
Gross profit               $ 4,340,601       $1,526,348       $   270,600       $ 6,137,549
                            ----------        ---------        ----------        ----------
Net long-lived assets      $ 1,531,415       $  757,321       $    58,523       $ 2,347,259
                            ----------        ---------        ----------        ----------

        Other sales and gross profit relate principally to wound closure and fastener sales in Europe. Other long-lived assets relate to the Company’s manufacturing facility in China.

13.   Income Taxes

        (Loss) income before income taxes consists of the following components:

                                                            2004            2003
                                                            ----            ----

        Domestic                                       $(1,431,001)        $(3,620)
        Foreign                                           (907,692)         25,861
                                                        -----------         -------
        Total (loss) income before income taxes        $(2,338,693)        $22,241
                                                         =========          ======

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       December 31,
                                                                       ------------
                                                                 2004               2003
                                                                 ----               ----
        Deferred tax liabilities:
           Prepaid insurance                               $   (10,215)       $   (12,326)
           Patent amortization                                 (51,127)           (44,755)
           Deferred financing costs                            (14,033)            (5,267)
                                                             ----------         ----------

             Total deferred tax liabilities                    (75,375)           (62,348)
                                                             ----------         ----------

        Deferred tax assets:
           Net operating loss carryforwards - U.S.           3,300,395          2,741,346
           Net operating loss foreign                          361,911             53,296
           Depreciation                                         24,442             60,418
           Amortization of intangibles                          86,702             85,881
           Accrued expenses                                     51,277             20,178
           Inventory obsolescence reserve                       93,365             52,771
           Allowance for trade rebates                          66,573             86,058
           Allowance for doubtful accounts                      18,886             12,178
           Other                                                23,301             23,301
                                                             ----------         ----------
             Gross deferred tax assets                       4,026,852          3,135,427
           Valuation allowance                              (3,951,477)        (3,073,079)
                                                             ----------         ----------
             Total deferred tax assets                          75,375             62,348
                                                             ----------         ----------

        Net deferred tax assets                            $    -             $    -
                                                             ==========         ==========

        The majority of the valuation allowance relates to net operating loss carryforwards for which realization is not assured.

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                 December 31,
                                                            -----------------------
                                                             2004             2003
                                                             ----             ----

        Tax expense at federal statutory rate              $(795,156)      $   7,562
        State tax, net of federal benefit                   (154,120)          -
        Differential in foreign taxes                         54,461          (8,793)
        Use of net operating loss carryforwards                -             (67,529)
        Nondeductible expenses                                16,417          68,760
                                                             -------          ------
             Total                                          (878,398)          -
        Valuation allowance                                  878,398           -
                                                             -------          ------

        Provision for income taxes                         $    -          $   -
                                                             =======         =======

        At December 31, 2004, the Company has net operating loss carryforwards of approximately $8,130,000 for federal income tax purposes that begin to expire in years 2012 through 2024. For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates. The most significant net operating loss is in New Jersey, site of the Company’s domicile. This state presently has a moratorium on the use of net operating losses. As of December 31, 2004, the Company has foreign net operating loss carryforwards of approximately $1,065,000 which begin to expire in 2009. The timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards, a valuation allowance has been provided as of December 31, 2004.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

14.   Distribution Agreement for Silver Plated Wound Dressings

        On October 1, 2003 the Company entered into a 5 year agreement to serve as the exclusive distributor to the U.S. military (excluding the Veterans Administration) and Canada for certain silver plated wound dressings. During each year of the agreement, the Company is required to purchase a minimum dollar quantity of product from the manufacturer. In the event the Company fails to meet the annual minimum dollar quantity requirement, the manufacturer, at its option, may cancel or amend the agreement. The manufacturer has given the Company notice that, due to its failure to meet its minimum dollar quantity for the contract year ended September 30, 2004 for the U.S. military market, it intends to amend the agreement. While no formal agreement has been signed, the parties have reached a basis of understanding whereby the Company retains exclusivity on its current military customers and in Canada. Exclusive rights may be added prospectively for additional customers with the manufacturer’s approval. The Company anticipates that its present rights as outlined in the basis of understanding between the two parties will permit it to continue to open new markets for silver plated dressings.

15.   Distribution Agreement for Certain Catheter Fasteners

        As of November 23, 1999 the Company entered into an agreement to serve as the exclusive distributor in the United States for certain catheter fasteners. The agreement expired by it terms on August 23, 2004 and was not renewed. Sales and gross margin of these catheter fasteners in 2004 and 2003 were approximately $845,000 and $907,000, and $383,000 and $376,000, respectively.

16.   Employee Termination Costs

        On September 24, 2004 the Company settled litigation brought against it and its wholly owned Canadian subsidiary by its former Executive Vice President and President of Derma Sciences Canada, Inc. relative to the executive’s termination of employment. Pursuant to the settlement, the Company will pay to, or on behalf of, the executive the sum of $269,500 over a period of seven months and will extend the expiration date of previously granted options to purchase 500,000 shares of the Company’s common stock at $0.50 per share from May 9, 2004 to September 30, 2006. The settlement costs together with estimated other costs associated with the termination aggregating $301,600 were recorded in general and administrative expense in the 2004 consolidated statement of operations.

17.   Operating Leases

        The Company has operating lease agreements for its facilities and equipment expiring in various years through 2012. Expense under these agreements amounted to $997,060 and $636,298 in 2004 and 2003, respectively. During 2004, the Company entered into a five year lease in March 2004 for its new U.S. distribution center in St. Louis, extended the lease on its Toronto manufacturing facility five years through 2012 in connection with the installation of the Kimberly-Clark Corporation equipment there, renewed its Canadian distribution center lease for an additional five years through 2009 and renewed its St. Louis manufacturing facility lease for three years through 2007. The leases provide for increases in future minimum annual rental payments based on agreed upon terms over the life of the lease and/or annual inflationary increases tied to a published price index. The leases provide for renewal options consistent with the terms of the current lease. It is expected that these leases will be renewed or replaced by leases in other properties.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Minimum future rental payments under non-cancelable operating leases as of December 31, 2004 are:

                  Year Ending                            Minimum Future
                  December 31,                              Payments
                  -----------                               --------

                      2005                                 $1,002,953
                      2006                                  1,016,000
                      2007                                    893,872
                      2008                                    787,363
                      2009                                    509,569
                      Thereafter                              591,700
                                                            ---------

                  Total minimum future rental payments     $4,801,457
                                                            =========

        Minimum rental payments associated with the U.S. distribution lease range from $11,000 per month in year one to $21,600 in year five of the lease term. The Company is recording lease expense monthly at $16,300, the weighted average monthly lease expense over the life of the lease. The difference between the monthly lease expense being recorded and the amount paid is being recorded as deferred rent expense on the balance sheet. At December 31, 2004, $53,207 of deferred rent expense was recorded

18.   Related Party Transactions

        The Company has a consulting agreement with its founder, former president and former director. In 2004 and 2003 compensation and reimbursed expenses under this agreement were $28,643 and $34,167, respectively.

        A director of the Company is a general partner in the firm that holds a significant equity ownership in the Company. In 2004, the firm was paid a $45,000 private equity fund raising commission.

19.   Retirement Benefits

        The Company maintains a profit sharing/401(k) plan for eligible full-time U.S. employees. Participants may contribute up to 12% of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan. Company contributions to the plan for the years ended December 31, 2004 and 2003 were $39,945 and $31,437, respectively.

20.   Subsequent Events

Payoff of Letter of Credit

        On January 13, 2005 in connection with the refinancing of the U.S. line of credit, the Company paid off and cancelled the outstanding irrevocable standby letter of credit issued by the U.S. lender in the amount of $200,000 held by the Company’s Canadian lender as additional security for its credit facility. The $200,000 paid to the Canadian lender was applied as a permanent principal reduction against the principal amount due in 2007 associated with the Company’s outstanding term loan with the Canadian lender (see Note 10). Subsequently, on January 31, 2005 the Canadian lender agreed as part of refinancing of the U.S. line of credit to retain its second lien security interest and guarantee position against the Company’s U.S. assets and not to exercise its rights under its second lien security interest and guarantee against the U.S. assets without the U.S. lender’s approval.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

U.S. Line of Credit Refinancing

        On January 31, 2005, the Company entered into a three year revolving credit facility agreement (the “New Agreement”) with a new U.S. lender for a maximum principal amount of $2,000,000. The New Agreement replaces a $2,000,000 revolving credit facility that expired on January 31, 2005 (see Note 8). At January 31, 2005 maximum potential advances under the New Agreement were approximately $1,700,000. On January 31, 2005, the Company applied advances of approximately $1,300,000 under the New Agreement in satisfaction of the prior U.S. lender’s outstanding obligations. Future advances will be utilized to fund strategic initiatives and general working capital requirements. The Company incurred loan origination and legal fees of approximately $135,200 in connection with the implementation of the New Agreement. These fees have been deferred and are being amortized to interest expense over the three year term of the New Agreement.

        The Company may request advances under the New Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At January 31, 2005 the effective interest rate was 7.75%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Over the term of the New Agreement, the Company has agreed to comply with the following covenants as measured at the end of each month for the average of the three most recent calendar months based upon its consolidated operating results: a) maintain EBITDA (earnings before interest, taxes, depreciation and amortization) in the range of negative $300,000 (as of January 31, 2005) transitioning to positive $600,000 (post December 31, 2005) and (b) maintain its fixed charge ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends) in the range of –1.0 to 1.0 (as of January 31, 2005) to 1.25 to 1.0 (post December 31, 2005). In addition, as it pertains to the Company’s U.S. operations, cash collections may not be less than $800,000 for each calendar month through June 30, 2005 and $900,000 for each calendar month thereafter, and at all times the Company’s cash on hand (including unused borrowing capacity under the New Agreement) must not be less than $200,000. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the New Agreement.

        Based upon consolidated operating results for February 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenant under the New Agreement at February 28, 2005. The U.S. lender agreed to waive these covenant violations. The Company expects to, but cannot ensure that it will, maintain compliance with all applicable loan covenants in the future.

        The Company may terminate the New Agreement at any time after January 31, 2006 by paying all outstanding indebtedness and any other payments due the new U.S. lender and paying the new U.S. lender a yield maintenance based early termination fee equal to the product of: (a) the effective yield on the facility for the six months prior to termination (expressed as an annual percentage rate), (b) $2,000,000, and (c) the quotient of the months remaining in the original term of the New Agreement divided by 12.

Common Stock Private Offering

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,230,000, net of $150,000 in estimated offering expenses, will be used for working capital. During 2005, the Company sold 1,205,000 units at $0.50 per unit and received total offering proceeds of $548,641, net of $71,359 in estimated offering expenses.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

Distribution Agreement Upset Fee

        In 2004, the Company’s exclusive distribution agreement for certain catheter fasteners expired and was not renewed by the manufacturer (see Note 15). In accordance with the Company’s distribution agreement with a major customer for these catheter fasteners, if the customer subsequently enters into an agreement with the manufacturer to distribute these products, then the customer shall pay the Company an upset fee of $200,000 payable in forty-eight monthly installments of $4,167.

        As of January 2005, the customer advised the Company that it had entered into an agreement with the manufacturer to distribute the catheter fasteners and that it was liable for payment of the upset fee. In January 2005, the Company discounted the future cash flow stream associated with the payment of the upset fee and recognized a gain of $164,300.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

Item 8A. Controls and Procedures

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended December 31, 2004, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

        The directors and executive officers of the Company are:

Name	Age	Position held with the Company

Edward J. Quilty (1)(2)	54	Chairman, President and Chief Executive Officer
John E. Yetter, CPA	52	Vice President and Chief Financial Officer
Robert C. Cole	52	Vice President - Sales & Marketing
Frederic Eigner	55	Executive Vice President - Operations
Srini Conjeevaram (1)(2)(3)	46	Director
Stephen T. Wills, CPA, MST (2)(3)	48	Director
James T. O'Brien (2)(3)	66	Director
C. Richard Stafford, Esq. (1)(2)(3)	69	Director
Richard J. Keim (2)(3)	69	Director

_______________
(1)   Member of the Nominating Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Audit Committee.

        All members of the board of directors are "independent directors" as defined in Nasdaq Marketplace Rule 4200 with the exception of Edward J. Quilty.

Information Relative to Directors and Executive Officers

        Edward J. Quilty has served as Chief Executive Officer of the Company since November, 1996, Chairman of the Board since May, 1996 and as a director of the Company since March, 1996. Mr. Quilty was the Chairman of the Board of Palatin Technologies, Inc., a publicly traded biopharmaceutical company specializing in peptide drug design for diagnostic and therapeutic agents from November, 1995 until May, 2000. During the period November, 1996 through May, 2000 Mr. Quilty held the Chief Executive Officer positions at both the Company and Palatin Technologies, Inc. From July, 1994 through November, 1995, he was President and Chief Executive Officer of MedChem Products, Inc., a publicly traded developer and manufacturer of specialty medical products which was acquired by C. R. Bard in November, 1995. From March, 1992 through July, 1994 Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc., a publicly traded developer and manufacturer of specialty medical products including wound healing agents. The assets of Life Medical Sciences were purchased by MedChem Products, Inc. During the period January, 1987 through September, 1991 Mr. Quilty served as Vice President – Sales and Marketing and later as Executive Vice President with McGaw Laboratories, a pharmaceutical and medical device company. Previously, he served from 1974 in a variety of sales, marketing and management positions with Baxter/American Hospital Supply Corporation. Mr. Quilty has over 30 years of experience in the healthcare industry primarily in strategic planning, management and sales and marketing. Mr. Quilty is director of the MedTech Group, a privately held medical products company. He earned a Bachelor of Science degree from Southwest Missouri State University, Springfield, Missouri in 1973 and a Master of Business Administration degree from Ohio University, Athens, Ohio in 1987.

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

        Frederic Eigner has served as Executive Vice President for Operations of the Company and General Manager of the Company’s Canadian subsidiary, Derma Sciences Canada Inc., since March, 2005. Previously he served as Vice President for Operations of Derma Sciences Canada Inc. since August, 2002. Prior to its acquisition by the Company, he held several positions with Dumex Medical Inc. during the period 1992 until August of 2002, most recently as Executive Vice President. Prior to his association with Dumex Medical, Mr. Eigner held a variety of executive manufacturing positions with The Kendall Company during the period 1980 through 1992, most recently as Director of Manufacturing. He earned a Bachelor of Science degree in Industrial Engineering from the High Technical school of Kranj, Slovenia, in 1975, a Master of Science in Chemical Engineering from the University of Maribor, Slovenia, in 1980, and a Master of Business Administration from the University of Toronto, Ontario, Canada, in 2000.

        Srini Conjeevaram has served as director of the Company since May, 1998. Mr. Conjeevaram is a General Partner of Galen Associates, a healthcare venture capital firm, and has been with Galen Associates since 1991. Prior to his affiliation with Galen Associates, he was an Associate in Corporate Finance at Smith Barney from 1989 to 1990 and a Senior Project Engineer for General Motors Corporation from 1982 to 1987. Mr. Conjeevaram serves as a director of ONI Incorporated and Integrated Diagnostic Centers, Inc. and as an observer on the board of directors of Acura Pharmaceutical, Inc. He earned a Bachelor of Science degree in Mechanical Engineering from Madras University, Madras, India, a Master of Science degree in Mechanical Engineering from Stanford University, Stanford, California, and a Master of Business Administration in Finance from Indiana University, Bloomington, Indiana.

        Stephen T. Wills, CPA, MST has served as a director of the Company since May, 2000. He also served as Chief Financial Officer of the Company from July, 1997 and Vice President from November, 1997 until his resignation from these positions in July, 2000. Mr. Wills currently serves as Executive Vice President – Operations and Chief Financial Officer of Palatin Technologies, Inc., a publicly traded biopharmaceutical company. Mr. Wills is a member of the American Institute of Certified Public Accountants, New Jersey Society of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. He earned a Bachelor of Science degree in Accounting from West Chester University, West Chester, Pennsylvania in 1979 and a Master of Science in Taxation from Temple University, Philadelphia, Pennsylvania in 1994.

        James T. O’Brien has served as a director of the Company since May, 2001. He currently serves as a consultant to the pharmaceutical and healthcare industries. Most recently, he served as President of O’Brien Marketing & Communications. Previously, Mr. O’Brien served from 1989 to 1991 as President and Chief Operating Officer for Elan Corporation (NYSE: ELN), a multi-national medical products and pharmaceutical company. In 1986, Mr. O’Brien founded O’Brien Pharmaceuticals and served as its President and Chief Executive Officer until the acquisition of this company by Elan Corporation. During the period 1980 to 1986, Mr. O’Brien held several division presidencies with the Revlon Health Care Group. Prior to his association with Revlon, he served for seventeen years with Sandoz Pharmaceuticals, Inc., most recently as Vice President of U.S. Marketing and Sales. Mr. O’Brien serves on the board of directors of Pharmaquest, Inc. and serves as chairman of the board of directors of Benedictine College. He earned a Bachelor of Science in Business Administration from Benedictine College, Atchison, Kansas, in 1960 and attended the Harvard University Advanced Management Program in 1974.

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

        Richard J. Keim has served as a director of the Company since May, 2002. He is the founder and Managing Director of Kensington Management Group, LLC, a portfolio manager with assets in excess of $75 million. Prior to organizing Kensington in 1986, Mr. Keim founded and served as Executive Vice President of the Buckingham Research Group Incorporated, a registered broker-dealer, from 1982 through 1993 and Executive Vice President and Chief Investment Officer of Buckingham Capital Management from 1985 until 1993. Mr. Keim received his Bachelor of Arts in Business Administration from the University of Wisconsin and his Master of Business Administration from the University of Chicago. He is a Senior Security Analyst, a Chartered Financial Analyst, and a member of the New York Society of Security Analysts and the Financial Analyst Federation.

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

        To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed with the exception of Form 3 – Initial Statement of Beneficial Ownership of Securities by Voyager Partners and Frederic Eigner and Form 4 – Statement of Changes in Beneficial Ownership of Securities by Robert C. Cole the filing of which were untimely.

Information Relative to Audit Committee

        The Company has established an audit committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Members of the audit committee are designated in the table under the heading Directors and Executive Officers above. Stephen T. Wills, CPA, MST, chairman of the audit committee, is the audit committee financial expert and is “independent” as that term is used in Nasdaq Marketplace Rule 4200.

Item 10. Executive Compensation

Compensation of Outside Directors

        Upon election or appointment, outside directors receive options to purchase 20,000 shares of the Company’s Common Stock at a price per share equal to the fair market value of the Common Stock on the date of the option grant. These options vest at the rate of 5,000 on the date of grant and 5,000 per year thereafter. For each year of service, outside directors receive options to purchase 70,000 shares of the Company’s Common Stock at a price per share equal to the fair market value of the Common Stock on the date of the option grant. These options vest at the rate of 55,000 on the date of grant and 5,000 per year thereafter. Effective January 1, 2005 each outside Director will receive a $12,000 cash payment, payable quarterly, for each year of service on the board of directors. All directors are reimbursed for expenses incurred in connection with each board and committee meeting attended. Inside directors receive no compensation for their services as directors.

Compensation of Executive Officers

Summary Compensation Table

        The following table shows all compensation paid by the Company in the years 2002, 2003 and 2004 to its Chief Executive Officer, four individuals who served as the Company’s officers or directors on December 31, 2004 whose compensation exceeded $100,000 for their services (in all capacities) and up to two individuals who would have been disclosed herein under the foregoing criteria if they had been officers on December 31, 2004:

                                                      Annual Compensation
                                                      -------------------      # of Options      All Other
Name and Principal Position                Year       Salary         Bonus        Granted      Compensation
---------------------------                ----       ------         -----        -------      ------------

Edward J. Quilty                           2004      $287,499       $40,000       300,000        $11,245
Chairman, President and                    2003      $250,000          --          75,000        $10,745
Chief Executive Officer                    2002      $247,167       $30,000        30,000        $10,245

John E. Yetter, CPA                        2004      $193,333       $30,000       175,000         $6,500
Vice President and                         2003      $182,500       $25,000        40,000         $6,000
Chief Financial Officer                    2002      $174,458       $20,000        20,000         $5,500
                                                                       --
Robert C. Cole                             2004      $167,500       $25,000       175,000        $11,100
Vice President - Sales and Marketing       2003      $155,000          --            --           $7,200
                                           2002          --                       175,000           --

Frederic Eigner                            2004      $108,280       $19,215       100,000           $303
Executive Vice President - Operations      2003       $96,181          --                           $282
and General Manager, Derma Sciences        2002       $29,908 (1)      --                            $94
Canada Inc.

Martha A. Crimmins                         2004      $107,500          --          50,000         $3,225
Vice President - Operations                2003      $100,000        $5,215        30,000         $3,156
                                           2002       $92,645        $9,282          --           $3,058

_____________________________

(1)     Represents compensation earned during the period August through December, 2002.

Option Grants Table

        The following table sets forth information regarding grants of stock options to the following named executive officers and directors during the year ended December 31, 2004:

                                                         Percent of Total
                                                         Options Granted to        Exercise
                                     # of Options          Employees and            Price
              Name                      Granted          Directors in 2004        ($/Share)    Expiration Date
              ----                   -------------       -----------------        ---------    ---------------

Edward J. Quilty                       300,000 (1)            23.81%                $1.55      February 23, 2014
John E. Yetter, CPA                    175,000 (2)            13.89%                $1.55      February 23, 2014
Robert C. Cole                         175,000 (2)            13.89%                $1.55      February 23, 2014
Frederic Eigner                        100,000 (3)             7.94%                $1.55      February 23, 2014
Martha A. Crimmins                      50,000 (4)             3.97%                $1.55      February 23, 2014
Stephen T. Wills, CPA, MST              70,000 (5)             5.56%                $0.70      May 26, 2014
Srini Conjeevaram                       70,000 (5)             5.56%                $0.70      May 26, 2014
James T. O'Brien                        70,000 (5)             5.56%                $0.70      May 26, 2014
Richard J. Keim                         70,000 (5)             5.56%                $0.70      May 26, 2014
C. Richard Stafford, Esq.               70,000 (5)             5.56%                $0.70      May 26, 2014

_________________

(1)

These options vest as follows: (i) to the extent of 50,000 thereof, at the rate of 12,500 upon grant and 12,500 annually; and (ii) to the extent of 250,000 thereof, upon the attainment of certain performance objectives. These latter options lapsed effective December 31, 2004.

(2)

These options vest as follows: (i) to the extent of 25,000 thereof, at the rate of 6,250 upon grant and 6,250 annually; and (ii) to the extent of 150,000 thereof, upon the attainment of certain performance objectives. These latter options lapsed effective December 31, 2004.

(3)

These options vest as follows: (i) to the extent of 30,000 thereof, at the rate of 7,500 upon grant and 7,500 annually; and (ii) to the extent of 70,000 thereof, upon the attainment of certain performance objectives. These latter options lapsed effective December 31, 2004.

(4)

These options vest as follows: (i) to the extent of 20,000 thereof, at the rate of 5,000 upon grant and 5,000 annually; and (ii) to the extent of 30,000 thereof, upon the attainment of certain performance objectives. These latter options lapsed effective December 31, 2004.

(5)	These options vest at the rate of 55,000 on the date of grant and 5,000 per year thereafter.

Aggregate Year End Option Value Table

        The following table sets forth information regarding the aggregate number and value of options to purchase Common Stock held by the named executive officers as of December 31, 2004. No options have been exercised:

                                                Number of Shares                  $ Value of Unexercised
                                             Underlying Unexercised                In-The-Money Options
                                          Options at December 31, 2004           At December 31, 2004 (1)
                                        -------------------------------       ------------------------------
   Name                                 Exercisable       Unexercisable       Exercisable      Unexercisable
   ----                                 -----------       -------------       -----------      -------------
   Edward J. Quilty                        415,055          101,000              $35,825             $8,425
   John E. Yetter, CPA                     192,250           52,750              $16,300             $4,500
   Robert C. Cole                          111,250           88,750               $4,200             $2,800
   Frederic Eigner                          45,500           54,500                    0                  0
   Martha A. Crimmins                       57,000           43,000               $5,600             $1,400

_________________

(1)     Determined based on the fair market value for the Company’s Common Stock at December 31, 2004 of $0.54 per share.

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

John E. Yetter, CPA

        The Company employs John E. Yetter, CPA, its Vice President and Chief Financial Officer, pursuant to a one-year employment agreement, renewed effective March 1, 2005, providing for base compensation in the amount of $195,000 per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms or for termination of Mr. Yetter’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Yetter may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation.

Robert C. Cole

        The Company employs Robert C. Cole, its Vice President for Sales and Marketing, pursuant to a one-year employment agreement, renewed effective March 1, 2005, providing for base compensation in the amount of $170,000 per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms or for termination of Mr. Cole’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Cole may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation.

Frederic Eigner

        The Company employs Frederic Eigner, its Vice President and Executive Vice President – Operations and General Manager of Derma Sciences Canada Inc., pursuant to a one-year employment agreement, effective March 1, 2005, providing for base compensation in the amount of $114,500 ($142,000 Canadian) per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms or for termination of Mr. Eigner’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Eigner may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation.

Martha A. Crimmins

        The Company employs Martha A. Crimmins, its Vice President – Operations, pursuant to an employment agreement dated December 28, 2001. The agreement, as amended, provides for base compensation of $110,000 per year together with performance-based bonuses. The agreement also provides for the payment of severance compensation in the amount of six months’ salary upon termination of the agreement by the Company other than “for cause”. In addition, upon a change in control of the Company, Ms. Crimmins may, within six-months of the change in control, tender her resignation and receive six months’ severance compensation.

Stock Option Plan

        The Company adopted the Stock Option Plan (the “Plan”) July 18, 1991 and amended the Plan January 14, 1994, May 22, 1996, July 14, 1998, February 6, 2003 and February 24, 2004. The number of shares of Common Stock reserved for issuance pursuant to the Plan is 3,500,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as “incentive stock options” (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) nonqualified stock options (“NQSOs”). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the “Compensation Committee”). Subject to the provisions of the Plan, the Compensation Committee determines who is eligible to receive stock options, together with the nature, amount, timing, exercise price, vesting schedule and all other terms and conditions of the options to be granted.

        Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Stock options granted under the Plan which have lapsed or terminated revert to the status of “unissued” and become available for reissuance.

        At December 31, 2004, options to purchase 2,228,000 shares of the Company’s Common Stock at prices in the range of $0.37 to $5.00 per share were issued and outstanding under the Plan.

Equity Compensation Plan Information

        The following table provides information concerning the Company’s equity compensation plans or individual arrangements that were approved by shareholders and those that were not approved by shareholders as of December 31, 2004:

                                                                                  Number of Securities
                                                                                 Remaining Available for
                                                                                  Future Issuance Under
                               Number of Securities to     Weighted-Average       Equity Compensation
                               be Issued Upon Exercise     Exercise Price of       Plans (Excluding
                               of Outstanding Options,    Outstanding Options,        Securities
Plan Category                    Warrants and Rights      Warrants and Rights     Reflected in Column 1)
-------------                    -------------------      -------------------     ----------------------

Equity Compensation Plans
Approved by Shareholders
                                   2,228,000 (1)                  $0.91                  1,272,000
Equity Compensation Plans
Not Approved by
Shareholders                       2,236,655 (2)                  $1.21                          0
                                   ---------                      -----                  ---------

Total                              4,464,655                      $1.06                  1,272,000
                                   =========                       ====                  =========

_________________

(1)

The securities consist of Incentive Stock Options and Nonqualified Stock Options granted to officers, directors, employees and consultants in 1997, 1998, 2003 and 2004 pursuant to the Company’s Stock Option Plan. The per share exercise price of the options is in the range of $0.37 to $5.00. The shares of Common Stock underlying the options have not been registered under the Securities Act of 1933.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The following table sets forth as of March 31, 2005 certain information regarding the beneficial ownership of shares of the Company’s Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:

                                                                                    Percent
                                                           Number of Shares       Beneficially
Name and Address of Beneficial Owner (1)               Beneficially Owned (17)     Owned (17)
----------------------------------------               -----------------------     ----------

Srini Conjeevaram (2)..................................        6,140,516            36.85%
Richard J. Keim (3)....................................        1,830,500            14.15%
Voyager Partners (4)...................................        1,428,572            11.63%
Edward J. Quilty (5)...................................        1,105,115             8.50%
Hambrecht & Quist California (6).......................        1,064,167             8.36%
Norman H. Pessin (7)...................................        1,003,000             7.91%
Bushido Capital Master Fund (8)........................        1,000,000             7.82%
William R. Grant (9)...................................          900,000             7.21%
Endeavor Asset Management (10).........................          800,000             6.31%
Stephen T. Wills, CPA, MST (11)........................          505,336             3.99%
James T. O'Brien (12)..................................          361,600             2.88%
C. Richard Stafford, Esq. (13).........................          285,000             2.27%
John E. Yetter, CPA (14)...............................          252,875             2.02%
Robert C. Cole (15)....................................          166,875             1.34%
All directors and officers as a group (8 persons) (16)        10,647,817            72.00%

_________________

(1)	Except as otherwise noted, the address of each of the persons listed is: 214 Carnegie Center, Suite 100, Princeton, New Jersey 08540.

(2)

Srini Conjeevaram is a General Partner of the Galen III Partnerships. The Galen III Partnerships can be reached at: 610 Fifth Avenue, Fifth Floor, New York, New York 10020. Includes shares owned by Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. Ownership consists of: 1,762,000 shares of Common Stock, 125,003 shares of Class A Convertible Preferred Stock (“Class A Preferred”), 416,668 shares of Class B Convertible Preferred Stock (“Class B Preferred”), 619,055 shares of Class C Convertible Preferred Stock (“Class C Preferred”), 1,071,346 shares of Class D Convertible Preferred Stock (“Class D Preferred”), 550,003 warrants to purchase Common Stock exercisable at $0.75 per share (“Class E Warrants”), 1,309,441 warrants to purchase common stock exercisable at $0.50 per share (“Class F Warrants”) and exercisable options to purchase 287,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2005.

(3)

Richard J. Keim is a Managing Director of Kensington Management Group, LLC. Kensington Management Group, LLC can be reached at: 200 Park Avenue, New York, New York 10016. Includes shares owned by Kensington Partners L.P., Kensington Partners II L.P., Bald Eagle Fund Ltd., Peter Orthwein Managed Account and Peter Orthwein Family Trust. Ownership consists of: 1,175,500 shares of Common Stock, 440,000 Class E Warrants and exercisable options to purchase 215,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2005.

(4)	Voyager Partners can be reached at: Oakmont Corporation, 865 South Figueroa Street, Suite 700, Los Angles, California 90017. Ownership consists of: 1,428,572 shares of Common Stock.

(5)

Edward J. Quilty’s ownership consists of: 385,684 shares of Common Stock, 220,001 Class E Warrants, 50,000 Class G Warrants and exercisable options to purchase 449,430 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2005.

(6)	Hambrecht & Quist California can be reached at: One Bush Street, San Francisco, California 94104. Ownership consists of: 624,167 shares of Common Stock and 440,000 Class E Warrants.

(7)	Norman H. Pessin can be reached at 455 East 57th Street, New York, New York. Ownership consists of 603,000 shares of Common Stock and 400,000 Class G Warrants.

(8)

Bushido Capital Master Fund can be reached at 275 Seventh Avenue, Suite 2000, New York, New York 10001. Ownership consists of 500,000 shares of Common Stock and 500,000 warrants to purchase Common Stock at $1.05 per share (“Class G Warrants”).

(9)	William R. Grant can be reached at 30 Sutton Place # 7B, New York, New York 10022. Ownership consists of: 700,000 shares of Common Stock and 200,000 Class G Warrants.

(10)	Endeavor Asset Management can be reached at 29 Broadway, Room 1125, New York, New York 10006. Ownership consists of: 400,000 shares of Common Stock and 400,000 Class G Warrants.

(11)

Stephen T. Wills’ ownership consists of: 119,668 shares of Common Stock, 58,668 Class E Warrants and exercisable options to purchase 327,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2005.

(12)

James T. O’Brien’s ownership consists of: 81,600 shares of Common Stock and exercisable options to purchase 240,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2005.

(13)

C. Richard Stafford’s ownership consists of: 35,000 shares of Common Stock, 35,000 Class G Warrants and exercisable options to purchase 215,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2005.

(14)

John E. Yetter’s ownership consists of: 40,000 shares of Common Stock and exercisable options to purchase 212,875 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2005.

(15)

Robert C. Cole’s ownership consists of: 25,000 shares of Common Stock and exercisable options to purchase 126,875 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2005.

(16)

Ownership consists of: Common Stock, Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred, Class E Warrants, Class F Warrants, Class G Warrants and options currently exercisable and exercisable within 60 days of March 31, 2005 to purchase shares of Common Stock.

(17)

The number of shares beneficially owned and the percent beneficially owned by each entity or individual assume the exercise of all exercisable options (including those that would be exercisable within 60 days of March 31, 2005), the exercise of all warrants and the conversion into Common Stock of all Convertible Preferred Stock owned by such entity or individual. The percent beneficially owned is a fraction the numerator of which is the number of shares of Common Stock beneficially owned by each entity or individual and the denominator of which is the number of outstanding shares of Common Stock plus the number of shares of Common Stock which would be issued upon exercise by the subject entity or individual of its/his/her own options and warrants and the conversion into Common Stock of its/his/her own Convertible Preferred Stock. This method of computing the percent beneficially owned results in the aggregate ownership percentages of all owners exceeding 100%.

Item 12. Certain Relationships and Related Transactions

        The Company has a consulting agreement with its founder, former president and former director. In 2004 and 2003 compensation and reimbursed expenses under this agreement were $28,643 and $34,167, respectively.

        A director of the Company is a general partner in the firm that holds a significant equity ownership of the Company. In 2004, the firm was paid a $45,000 private equity fund raising commission.

Item 13. Exhibits

(a) Exhibits

Exhibit
Number                                                   Description
------                                                   -----------

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
3.06        Certificate of Designations, Voting Powers, Preferences and Rights of the Series of
               Preferred Stock of Derma Sciences, Inc. Designated Series A Convertible Preferred
               Stock (previously filed as Exhibit 10.03 to the Company's Form 8-K filed on November
               24, 1997 and incorporated herein by reference).
3.07        Certificate of Designations, Voting Powers, Preferences and Rights of the Series of
               Preferred Stock of Derma Sciences, Inc. Designated Series B Convertible Preferred
               Stock (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on July 9,
               1998 and incorporated herein by reference).
3.08        Certificate of Designations, Voting Powers, Preferences and Rights of the Series of
               Preferred Stock of Derma Sciences, Inc. Designated Series C Convertible Preferred
               Stock (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on August
               20, 1999 and incorporated herein by reference).
3.09        Certificate of Designations, Voting Powers, Preferences and Rights of the Series of
               Preferred Stock of Derma Sciences, Inc. Designated Series D Convertible Preferred
               Stock (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on January
               10, 2000 and incorporated herein by reference).
3.10        Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company's Form
               10-QSB filed on August 15, 1997 and incorporated herein by reference).
10.01*      Employment Agreement, dated March 1, 2004, between the Company and Edward J. Quilty
               (previously filed as Exhibit 10.01 to the Company's Form 10-KSB filed on March 30,
               2004 and incorporated herein by reference).
10.02*      Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and
               Edward J. Quilty (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on May 6, 1997 and incorporated herein by reference).
10.03*      Stock Option Agreement, dated August 24, 2001, between the Company and Edward J. Quilty
               (previously filed as Exhibit 10.03 to the Company's Form 10-KSB filed on March 30,
               2004 and incorporated herein by reference).
10.04*      Stock Option Agreement, dated February 26, 2002, between the Company and Edward J.
               Quilty (previously filed as Exhibit 10.04 to the Company's Form 10-KSB filed on
               March 30, 2004 and incorporated herein by reference).
10.05*      Employment Agreement, dated March 1, 2004, between the Company and John E.
               Yetter, CPA (previously filed as Exhibit 10.06 to the Company's Form 10-KSB filed on
               March 30, 2004 and incorporated herein by reference).
10.06*      Stock Option Agreement, dated August 28, 2000, between the Company and John E. Yetter,
               CPA (previously filed as Exhibit 10.31 to the Company's Form 10-KSB/A-1 filed on
               August 10, 2001 and incorporated herein by reference).
10.07*      Stock Option Agreement, dated August 24, 2001, between the Company and John E. Yetter ,
               CPA. (previously filed as Exhibit 10.08 to the Company's Form 10-KSB filed on March
               30, 2004 and incorporated herein by reference).
10.08*      Stock Option Agreement, dated February 26, 2002, between the Company and John E. Yetter
               , CPA. (previously filed as Exhibit 10.09 to the Company's Form 10-KSB filed on
               March 30, 2004 and incorporated herein by reference).
10.09*      Employment Agreement, dated March 1, 2004, between the Company and Robert C. Cole
               (previously filed as Exhibit 10.11 to the Company's Form 10-KSB filed on March 30,
               2004 and incorporated herein by reference).
10.10*      Stock Option Agreement, dated November 26, 2002, between the Company and Robert C. Cole
               (previously filed as Exhibit 10.12 to the Company's Form 10-KSB filed on March 30,
               2004 and incorporated herein by reference).
10.11*      Employment Agreement, dated December 28, 2001, between the Company and Martha A.
               Crimmins (previously filed as Exhibit 10.13 to the Company's Form 10-KSB filed on
               March 30, 2004 and incorporated herein by reference).

10.12*      Stock Option Agreement, dated August 24, 2001, between the Company and Martha A.
               Crimmins (previously filed as Exhibit 10.14 to the Company's Form 10-KSB filed on
               March 30, 2004 and incorporated herein by reference).
10.13       Agreement and Plan of Merger dated December 27, 1999 by and among Derma Sciences, Inc.
               and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the
               Company's Form 8-K filed on January 10, 2000 and incorporated herein by reference).
10.14       Asset Purchase Agreement and amendments thereto, dated June 28, 2002, July 12, 2002 and
               July 18, 2002, by and between Derma Sciences, Inc. and Dumex Medical, Inc.
               (previously filed as Exhibits 2.01, 2.02 and 2.03 to the Company's Form 8-K filed on
               September 10, 2002 and incorporated herein by reference).
10.15       Manufacturers Agreement, dated August 25, 1992, between the Company and TapeMark
               Company (previously filed as Exhibit 10.50 to the Company's Form 10-KSB filed on
               March 31, 1999 and incorporated herein by reference).
10.16       The Derma Sciences, Inc. 401(k) Plan, as amended February 24, 2004 (previously filed as
               Appendix C to the Company's Proxy Statement filed April 5, 2004 and incorporated herein by reference).
10.17       Bond Amendment Agreement, dated January 5, 2001 between the Company and Galen Partners
               III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P.
               (previously filed as Exhibit 10.01 to the Company's Form 8-K filed March 19, 2001 and incorporated herein by reference).
10.18       Purchase Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on
               March 6, 2002 and incorporated herein by reference).
10.19       Registration Rights Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on March 6, 2002 and incorporated herein by reference).
10.20       Offer of Finance dated July 23, 2002 relative to financing by the Company of the purchase of the assets of Dumex Medical Inc. through the Laurentian Bank of Canada
               (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on September 10,
               2002 and incorporated herein by reference).
10.21       Guarantee of the Company dated on or about August 26, 2002 of indebtedness of Dumex
               Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit
               10.03 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.22       Guarantee of the subsidiary of the Company, Sunshine Products, Inc., dated on or about
               August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank
               of Canada (previously filed as Exhibit 10.04 to the Company's Form 8-K filed on
               September 10, 2002 and incorporated herein by reference).
10.23       Security Agreement of the Company dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the
               Laurentian Bank of Canada (previously filed as Exhibit 10.05 to the Company's Form
               8-K filed on September 10, 2002 and incorporated herein by reference).
10.24       Security Agreement of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as
               Exhibit 10.06 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.25       Bond Conversion Agreement, dated January 7, 2002, between the Company and Galen
               Partners III, Galen Partners International III, Galen Employee Fund III (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on March 7, 2002 and incorporated herein by reference).
10.26       Code of ethics applicable to the Company's principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit
               10.42 to the Company's Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

10.27       Revolving Credit, Loan and Security Agreement, dated March 27, 2003, between the
               Company and Merrill Lynch Business Financial Services, Inc. (previously filed as
               Exhibit 10.01 to the Company's Form 8-K filed on May 2, 2003 and incorporated herein by reference).
10.28       Form of Purchase Agreement relative to private placement of securities (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on June 12, 2003 and incorporated herein by reference).
10.29       Form of Registration Rights Agreement relative to private placement of securities
               (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on June 12, 2003 and incorporated herein by reference).
10.30       Asset Purchase Agreement, dated August 6, 2003, between the Company and GeriCare
               Providers, Inc. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on August 29, 2003 and incorporated herein by reference).
10.31       Purchase Agreement, dated January 9, 2004 between the Company and Kimberly-Clark
               Corporation (previously filed as Exhibit 2.01 to the Company's Form 8-K filed on
               January 23, 2004 and incorporated herein by reference).
10.32       Security Agreement dated January 9, 2004 between the Company and Kimberly-Clark
               Corporation (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on
               January 23, 2004 and incorporated herein by reference).
10.33       Lease Agreement, dated January 9, 2003 between the Company and Kimberly-Clark
               Corporation (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on
               January 23, 2004 and incorporated herein by reference).
10.34       Supply Agreement dated January , 2004 between the Company and Kimberly-Clark
               Corporation (previously filed as Exhibit 10.03 to the Company's Form 8-K filed on
               January 23, 2004 and incorporated herein by reference).
10.35       Trademark License Agreement dated January , 2004 between the Company and Kimberly-Clark
               Corporation (previously filed as Exhibit 10.04 to the Company's Form 8-K filed on
               January 23, 2004 and incorporated herein by reference).
10.36       Trademark Assignment dated January , 2004 between the Company and Kimberly-Clark
               Corporation (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on
               January 23, 2004 and incorporated herein by reference).
10.37       Amendment to Purchase Agreement, dated as of January 9, 2004 between the Company and
               Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company's Form
               8-K/A-2 filed on February 6, 2004 and incorporated herein by reference).
10.38       Form of Purchase Agreement relative to private placement of common stock (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on March 8, 2004 and incorporated herein by reference).
10.39       Form of Registration Rights Agreement relative to private placement of common stock
               (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on March 8, 2004 and incorporated herein by reference).
10.40       Form of Purchase Agreement relative to private placement of common stock and series G warrants.
10.41       Form of Registration Rights Agreement relative to private placement of common stock and series G warrants.
10.42       Employment Agreement, dated March 1, 2005, between the Company and Frederic Eigner.
16.1        Letter from previous certifying accountants concurring with the Company's statements relative to this firm in the Company's report concerning its change of certifying accountants (previously filed as Exhibit 16.1 to the Company's Form 8-K filed
               October 4, 2004 and incorporated herein by reference).
21          Information relative to subsidiaries.
23.1        Consent of J.H. Cohn LLP.
23.2        Consent of Ernst & Young LLP.
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
99.1        Risk factors affecting future prospects.

_________________

* Management contract or compensatory plan.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

        Fees for professional services provided by the Company’s Independent Registered Public Accounting Firms, J.H. Cohn LLP (effective September 29, 2004) and Ernst & Young LLP for the year ended December 31, 2004 and Ernst & Young LLP for the year ended December 31, 2003, are as follows:

                                             2004                 2003
                                             ----                 ----

               Audit fees                  $182,645             $138,500
               Audit related fees            22,985                8,700
               Tax fees                      26,265               37,700
                                            -------              -------

               Totals                      $231,895             $184,900
                                            =======              =======

Audit Fees

        Audit fees consist of fees relative to the audit of the Company’s year-end financial statements and review of the Company’s quarterly reports on Form 10-QSB.

Audit Related Fees

        Audit related fees principally include fees relative to the Form 8-K in connection with the Kimberly-Clark Corporation wound care asset acquisition in 2004, along with accounting consultations in 2004 and 2003.

Tax Fees

        Tax fees consist of fees relative to analysis of the Company’s net operating loss carryforwards in 2003 and preparation of the Company’s consolidated United States federal, state and local and Canadian tax returns in 2004 and 2003.

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

DERMA SCIENCES, INC.

March 30, 2005	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

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