Form 10QSB
period 2005-03-31
DERMA SCIENCES, INC.
filed 2005-05-16
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2005
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: March 31, 2005	Class: Common Stock, par value $.01 per share
Shares Outstanding: 12,284,007

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Condensed Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	30

Forward Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in political, economic, business, competitive, market and regulatory factors.

Index

Part I - Financial Information

Item 1. CONDENSED FINANCIAL STATEMENTS

DERMA SCIENCES, INC.

Consolidated Balance Sheets

===================================================================================================
                                                                         March 31,     December 31,
                                                                           2005            2004
                                                                       (Unaudited)
ASSETS
---------------------------------------------------------------------------------------------------

Current Assets
Cash and cash equivalents                                             $     76,578    $     46,508
Accounts receivable, net                                                 2,675,154       2,601,092
Inventories                                                              4,984,889       4,932,232
Prepaid expenses and other current assets                                  243,059         181,201
---------------------------------------------------------------------------------------------------
Total current assets                                                     7,979,680       7,761,033
Equipment and improvements, net                                          3,545,261       3,662,557
Goodwill                                                                 1,110,967       1,110,967
Other intangible assets, net                                               362,879         383,911
Other assets, net                                                          333,862         132,464
---------------------------------------------------------------------------------------------------
Total Assets                                                          $ 13,332,649    $ 13,050,932
---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Current Liabilities
Line of credit borrowings                                             $  3,091,204    $  2,820,284
Current maturities of long-term debt                                       256,829         247,306
Accounts payable                                                         1,390,004       1,249,409
Accrued expenses and other current liabilities                             408,132         594,438
---------------------------------------------------------------------------------------------------
Total current liabilities                                                5,146,169       4,911,437
Long-term debt                                                             593,315         867,539
Other long-term liabilities                                                 66,858          53,207
---------------------------------------------------------------------------------------------------
Total Liabilities                                                        5,806,342       5,832,183
---------------------------------------------------------------------------------------------------
Commitments
Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at March 31, 2005 and December 31, 2004 (liquidation preference of $4,210,231 at March
31, 2005 and December 31, 2004)                                             22,804          22,804
Common stock, $.01 par value, 30,000,000 shares authorized;
issued and outstanding: 12,284,007 shares at March 31, 2005 and
11,079,007 shares at December 31, 2004                                     122,840         110,790
Additional paid-in capital                                              19,906,973      19,371,225
Accumulated other comprehensive income -
cumulative translation adjustments                                         672,772         699,960
Accumulated deficit                                                    (13,199,082)    (12,986,030)
---------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               7,526,307       7,218,749
---------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                            $ 13,332,649    $ 13,050,932
===================================================================================================

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations (Unaudited)

===================================================================================================
                                                                           Three months ended
                                                                                March 31,
                                                                           2005           2004
---------------------------------------------------------------------------------------------------
Net sales                                                               $4,893,447      $5,029,422
Cost of sales                                                            3,506,061       3,596,516
---------------------------------------------------------------------------------------------------
Gross Profit                                                             1,387,386       1,432,906
---------------------------------------------------------------------------------------------------
Operating expenses                                                       1,681,055       2,245,055
Interest expense                                                            84,584          46,667
Other (income) expense, net                                               (165,201)        117,650
---------------------------------------------------------------------------------------------------
Total Expenses                                                           1,600,438       2,409,372
---------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                    (213,052)       (976,466)
Provision for income taxes                                                   -               -
---------------------------------------------------------------------------------------------------
Net Loss                                                                $ (213,052)     $ (976,466)
---------------------------------------------------------------------------------------------------
Loss per common share - basic and diluted                                   ($0.02)         ($0.11)
---------------------------------------------------------------------------------------------------
Shares used in computing loss per common share - basic and diluted      12,011,674       8,809,151
===================================================================================================

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows (Unaudited)

===================================================================================================
                                                                             Three months ended
                                                                                 March 31,
                                                                           2005            2004
---------------------------------------------------------------------------------------------------
Operating Activities
    Net loss                                                             $(213,052)    $  (976,466)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
       Depreciation of equipment and improvements                          121,885          73,917
       Amortization of intangible assets                                    21,032          22,761
       Amortization of deferred financing costs                             16,869          21,447
       Provision for bad debts and rebates                                  40,221          53,492
       Provision for inventory obsolescence                                 27,519          77,400
       Loss on disposal of equipment and improvements                        -              94,428
       Deferred rent expense                                                13,651           -
       Changes in operating assets and liabilities:
           Restricted cash                                                   -          (1,001,125)
           Accounts receivable                                            (141,759)        124,104
           Inventories                                                     (87,500)       (822,688)
           Prepaid expenses and other current assets                       (52,817)        (30,871)
           Other assets                                                   (120,470)          9,430
           Accounts payable                                                145,365         648,367
           Accrued expenses and other current liabilities                 (193,999)        160,443
           Long-term liabilities                                             -             225,844
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (423,055)     (1,319,517)
---------------------------------------------------------------------------------------------------
Investing Activities
    Purchase of equipment and improvements                                 (25,480)       (135,880)
    Cash paid for wound care business                                        -            (376,510)
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (25,480)       (512,390)
---------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank line of credit                                      277,161        (292,497)
    Deferred financing costs                                              (108,804)        (60,617)
    Long-term debt repayments                                             (255,229)        (44,083)
    Proceeds from issuance of stock, net of issuance costs                 565,297       1,979,761
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  478,425       1,582,564
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                        180          (5,576)
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        30,070        (254,919)

Cash and cash equivalents
  Beginning of period                                                       46,508         439,837
---------------------------------------------------------------------------------------------------
  End of period                                                          $  76,578     $   184,918
---------------------------------------------------------------------------------------------------

Supplemental disclosure of non cash investing and financing activities
  Note payable for acquisition of Kimberly-Clark wound care assets           -         $ 1,566,000
  Equipment obtained  with capital lease                                     -         $   159,097
===================================================================================================

See accompanying consolidated notes.

Index

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

      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in Form 10-KSB previously filed with the Securities and Exchange Commission.

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

        Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income.

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        Foreign Operations Risk – The Company’s future operations and earnings will depend to a large extent on the results of its operations in Canada and its ability to continue to maintain a continuous supply of basic wound care products from its own operation and/or its suppliers in China. While the Company does not envision any adverse change to the manner in which operations in Canada and China are presently being conducted, there can be no assurance that the Company will be able to successfully conduct such operations in the future, and a failure to do so may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. Also, the success of the Company’s operations are subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s products, prices for materials and products purchased from suppliers, competition and changes in regulations.

        Inventories — Inventories consist primarily of raw materials, packaging materials, work in process and finished goods valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method.

        Equipment and Improvements – Equipment and improvements are stated at cost and are depreciated principally by the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease term.

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

        Stock Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in the determination of stock-based employee compensation expense based on the fair values of the options or to continue to use the intrinsic value method pursuant to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company’s stock options granted to employees equals or exceeds the market price of the underlying common stock on the date of grant, generally no compensation expense is recognized.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted to employees under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004: risk-free interest rate of 4.25% and 4.0%, respectively; dividend yield of 0%; a volatility factor of the expected market price of the Company’s Common Stock of 1.376 and 1.463, respectively; and an expected option life of 5 years.

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

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

                                                       Quarter Ended March 31,
                                                       -----------------------
                                                         2005            2004
                                                      ----------    ------------

     Net loss - as reported                           $(213,052)    $  (976,466)
     Pro forma compensation expense                    (170,226)       (181,906)
                                                       ---------     -----------
     Pro forma net loss                               $(383,278)    $(1,158,372)
                                                       =========     ===========

     Loss per common share - basic and diluted
         As reported                                     $(0.02)         $(0.11)
         Pro forma                                       $(0.03)         $(0.13)

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

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

        Total dilutive shares that would have been used to compute income per common share on a fully diluted basis for the three months ended March 31, 2005 and 2004 (assuming profitability) are outlined below:

                                                        March 31,      March 31,
                                                          2005           2004
                                                          ----           ----

     Common shares                                     12,011,674      8,809,151
                                                       ----------     ----------

     Dilutive shares:
        Preferred stock                                 2,280,407      2,284,162
        Warrants                                            4,578      1,389,496
        Stock options                                     489,559      1,742,943
                                                       ----------     ----------

            Sub-total dilutive shares                   2,774,544      5,416,601
                                                       ----------     ----------

            Total dilutive shares                      14,786,218     14,225,752
                                                       ==========     ==========

        Reclassifications – Certain reclassifications have been made to prior year reported amounts to conform with the 2005 presentation.

2. Acquisition of Kimberly-Clark Corporation’s Wound Care Assets

        On January 9, 2004, the Company purchased certain wound care assets from Kimberly-Clark Corporation. The primary purpose of the acquisition was to obtain equipment to expand the Company’s in-house manufacturing capabilities and to broaden its product line. The assets acquired consist of manufacturing equipment, product rights and other intangibles. The purchase price for the assets was $1,942,797 and was paid as follows: (1) $300,100 at closing; (2) $1,566,000 via a seller financed promissory note due December 31, 2004, without interest; and (3) $76,697 incurred for transaction costs. The acquisition was accounted for as a purchase of a business, effectively January 1, 2004, and the purchase price was allocated to equipment in the amount of $1,600,000 and intangible assets (see Note 6) in the amount of $342,797 based upon the estimated fair values of the assets acquired. The promissory note was paid in full on December 30, 2004.

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

3. Accounts Receivable

        Accounts receivable include the following:

                                                        March 31,      December 31,
                                                           2005           2004
                                                           ----           ----

     Trade accounts receivable                         $2,868,760     $2,774,293
     Less:  Allowance for doubtful accounts               (67,149)       (57,090)
            Allowance for trade rebates                  (211,721)      (164,000)
                                                        ----------     ----------
          Net trade receivables                         2,589,890      2,553,203
     Other receivables                                     85,264         47,889
                                                        ----------     ----------

          Total receivables                            $2,675,154     $2,601,092
                                                        ==========     ==========

4. Inventories

        Inventories include the following:

                                                         March 31,     December 31,
                                                           2005           2004
                                                           ----           ----

     Finished goods                                    $3,421,385     $3,531,095
     Work in process                                       39,815         71,423
     Packaging materials                                  624,919        461,052
     Raw materials                                        898,770        868,662
                                                        ---------      ---------

          Total inventory                              $4,984,889     $4,932,232
                                                        =========      =========

5. Equipment and Improvements, net

        Equipment and improvements include the following:

                                                         March 31,     December 31,
                                                           2005           2004
                                                           ----           ----

     Machinery and equipment                           $3,401,114     $3,407,073
     Furniture and fixtures                               203,499        196,506
     Leasehold improvements                               718,193        714,992
                                                        ----------     ----------
          Gross equipment and improvements              4,322,806      4,318,571
     Less:  accumulated depreciation                     (777,545)      (656,014)
                                                        ----------     ----------

          Total equipment and improvements, net        $3,545,261     $3,662,557
                                                        ==========     ==========

        Included in equipment and improvements at March 31, 2005 and December 31, 2004 were machinery and equipment with a cost of $228,518 and accumulated amortization of $31,544 and $22,989, respectively, attributable to leased equipment. Amortization of assets under capital leases is included in depreciation expense.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

6. Other Intangible Assets, net

                                                         March 31,     December 31,
                                                           2005           2004
                                                           ----           ----

     Patents and trademarks                             $ 444,067      $ 444,067
     Other intangible assets                              342,797        342,797
                                                         ---------      ---------

          Gross other intangible assets                   786,864        786,864
          Less: accumulated amortization                 (423,985)      (402,953)
                                                        ----------     ----------

          Other intangible assets, net                  $ 362,879      $ 383,911
                                                         =========      =========

         Amortization of other intangible assets related to product rights is included in cost of sales.

7. Other Assets, net

        Other assets, net include the following:

                                                         March 31,     December 31,
                                                           2005           2004
                                                           ----           ----

     Deferred financing costs, net                       $142,564       $ 60,728
     Deposits                                              71,509         71,736
     Long-term receivable                                 119,789           -
                                                          -------        -------

          Total other assets, net                        $333,862       $132,464
                                                          =======        =======

        Deferred financing costs related to the U.S. credit facility are being amortized over three years. Deferred financing costs related to the Canadian credit facility are being amortized over five years. The long-term receivable relates to amounts due in connection with a distribution agreement upset fee (see Note 15).

8. Line of Credit Borrowings

        Short-term borrowings include the following:

                                                         March 31,     December 31,
                                                           2005           2004
                                                           ----           ----

     U.S. line of credit                               $1,378,677     $1,312,756
     Canadian line of credit                            1,712,527      1,507,528
                                                        ---------      ---------

          Total line of credit borrowings              $3,091,204     $2,820,284
                                                        =========      =========

      U.S. Line of Credit

        On January 31, 2005, the Company entered into a three year revolving credit facility agreement (the “New Agreement”) with a new U.S. lender for a maximum principal amount of $2,000,000. The New Agreement replaces a $2,000,000 revolving credit facility that expired on January 31, 2005. On January 31, 2005, the Company applied advances of approximately $1,300,000 under the New Agreement in satisfaction of the prior U.S. lender’s outstanding obligations. Future advances will be utilized to fund strategic initiatives and general working capital requirements. The Company incurred loan origination and legal fees of approximately $139,600 in connection with the implementation of the New Agreement. These fees have been deferred and are being amortized to interest expense over the three year term of the New Agreement.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        The Company may request advances under the New Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At March 31, 2005 the effective interest rate was 8.25%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

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

        Based upon consolidated operating results for March 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenant under the New Agreement at March 31, 2005. The U.S. lender agreed to waive these covenant violations. The Company expects to, but cannot ensure that it will, maintain compliance with all applicable loan covenants in the future.

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

        On December 30, 2004, the Company paid off the promissory note due Kimberly-Clark Corporation in the amount of $1,566,000 using the restricted cash on deposit with the U.S. lender of $1,000,000 and available line capacity. In addition, the irrevocable standby letter of credit issued on behalf of the Kimberly-Clark Corporation in the amount of $1,566,000 was cancelled. In connection with this transaction, the maximum principal amount of the line was reduced from $4,000,000 to $2,000,000. All other terms of the Agreement remained in full force and effect.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

      Canadian Line of Credit

        In September 2004, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $1,820,000 ($2,200,000 Canadian) with its Canadian lender. The Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $910,000 ($1,100,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 5.25% for Canadian dollar advances and 7.25% for U.S. dollar denominated advances at March 31, 2005. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $413,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        Losses principally associated with the write-off of obsolete equipment, employee termination costs and a revamping of manufacturing operations in Toronto resulted in Derma Sciences Canada being out of compliance with certain of its income based loan covenants that are measured annually at December 31, 2004. The Canadian lender agreed to waive the covenant violations at December 31, 2004. The Company incurred fees of $12,000 associated with the granting of the waivers in 2004. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

9. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

                                                           March 31,   December 31,
                                                             2005         2004
                                                             ----         ----

   Accrued compensation and related taxes                  $116,384     $218,037
   Accrued sales, goods and services taxes                   42,545      197,984
   Accrued administrative fees                              134,726      107,916
   Other                                                    114,477       70,501
                                                           --------     --------

     Total accrued expenses and other current liabilities  $408,132     $594,438
                                                           ========     ========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

10. Long-Term Debt

        Long-term debt includes the following:

                                                         March 31,     December 31,
                                                           2005           2004
                                                           ----           ----

     Canadian term loan                                  $664,534     $  916,805
     Capital lease obligations                            185,610        198,040
                                                          -------      ---------

          Total debt                                      850,144      1,114,845
     Less:  current maturities                            256,829        247,306
                                                          -------      ---------

          Long-term debt                                 $593,315     $  867,539
                                                          =======      =========

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 5.5% at March 31, 2005. The term loan is secured by all tangible and intangible assets of Derma Canada and is subject to the same financial covenants applicable to the operating line of credit (see Note 8).

        The Company has four capital lease obligations for certain distribution equipment and computer equipment totaling $185,610. The capital leases bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

11. Shareholders’ Equity

      Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at March 31, 2005. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at March 31, 2005. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters. During the year ended December 31, 2004, 4,167 series B preferred shares were converted into common stock.

        There are 619,055 shares of series C convertible preferred stock outstanding at March 31, 2005. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at March 31, 2005. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

      Common Stock

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,246,656, net of $133,344 in offering expenses, were used for working capital. The offering commenced prior to December 31, 2004. During 2005, the Company sold 1,205,000 units at $0.50 per unit and received total offering proceeds of $565,297, net of $54,703 in offering expenses. As of December 31, 2004, the Company had sold 1,555,000 units at $0.50 per unit and received total offering proceeds of $681,359, net of $78,641 in offering expenses.

      Stock Options

        During the three months ended March 31, 2005, the Company issued 1,021,000 stock options that are exercisable at $0.50 per share.

      Stock Purchase Warrants

        During the three months ended March 31, 2005, the Company issued 1,205,000 series G warrants in conjunction with the private offering discussed above. There were no other changes in outstanding warrants during the period.

        At March 31, 2005, the Company had warrants outstanding to purchase 5,939,448 shares of the Company’s common stock as outlined below:

      Series        Number of Warrants      Exercise Price    Expiration Date
      ------        ------------------      --------------    ---------------

        E                  1,870,007            $0.85         July 18, 2005
        F                  1,309,441            $0.57         January 6, 2007
        G                  2,760,000            $1.05         December 31, 2008

      Shares Reserved for Future Issuance

        At March 31, 2005, the Company had reserved the following shares of common stock for future issuance:

     Convertible preferred shares (series A - D)                       2,280,407
     Common stock options outstanding                                  5,485,655
     Common stock options available for grant                            751,000
     Common stock warrants (series E - G)                              5,939,448
                                                                      ----------

     Total common stock shares reserved                               14,456,510
                                                                      ==========

12. Comprehensive Loss

        The Company’s comprehensive loss was as follows:

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                          2005            2004
                                                          ----            ----

     Net loss as reported                              $(213,052)    $  (976,466)
     Other comprehensive loss:
         Foreign currency translation adjustment         (27,188)        (27,241)
                                                        ---------     -----------

     Comprehensive loss                                $(240,240)    $(1,003,707)
                                                        =========     ===========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

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

        Segment sales and gross profit for the three months ended March 31, 2005 and 2004 are as follows:

                                   Three Months Ended March 31, 2005
                                   ---------------------------------

                                      Wound Closure-                                  Total
                         Wound Care     Fasteners     Skin Care    Other Costs       Company
                         ----------     ---------     ---------    -----------       -------

Net sales                $3,871,130     $628,298     $  394,019           -        $ 4,893,447
                          ---------      -------      ---------     ----------      -----------

Gross profit              1,069,385      312,739          5,262           -          1,387,386
Total expenses              -              -               -       $(1,600,438)     (1,600,438)
                                                                                    -----------
Net loss                                                                           $  (213,052)
                                                                                    ===========
Net long-lived assets    $3,417,330        -         $1,341,458    $   260,319     $ 5,019,107
                          =========      =======      =========     ==========      ===========

                                   Three Months Ended March 31, 2004
                                   ---------------------------------

                                      Wound Closure-                                  Total
                         Wound Care     Fasteners     Skin Care    Other Costs       Company
                         ----------     ---------     ---------    -----------       -------

Net sales                $3,609,348     $958,269     $  461,805           -        $ 5,029,422
                          ---------      -------      ---------     ----------      -----------

Gross profit                866,140      467,383         99,383           -          1,432,906
Total expenses                -            -              -        $(2,409,372)     (2,409,372)
                                                                                    -----------
Net loss                                                                           $  (976,466)
                                                                                    ===========
Net long-lived assets    $2,818,342        -         $1,338,848    $   226,650     $ 4,383,840
                          =========      =======      =========     ==========      ===========

        Long-lived assets consist of property and equipment, patents and trademarks, other intangible assets and goodwill. Wound care long-lived assets consist principally of Derma Sciences Canada Inc., equipment and improvements and other intangible assets acquired in the January 2004 Kimberly-Clark wound care asset acquisition and patents and trademarks. Wound closure-fasteners are for the most part outsourced and accordingly are not supported by long-lived assets. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. and equipment and improvements associated therewith. Corporate headquarters and the Company’s U.S. distribution center equipment and improvements are included in the other costs column since they service all three business segments.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        The following table presents net sales by geographic region.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2005           2004
                                                   --------       --------

                  United States                      49%            56%
                  Canada                             47%            40%
                  Other                               4%             4%

        The following table presents net long-lived assets by geographic region.

                                                March 31, 2005      March 31, 2004
                                                --------------      --------------

                  United States                   $1,979,013          $3,620,210
                  Canada                           3,020,109             722,915
                  Other                               19,985              40,715
                                                   ---------           ---------

                                                  $5,019,107          $4,383,840
                                                   =========           =========

14. Income Taxes

        No provision for income taxes has been made in the first quarter 2005 and 2004 given the Company’s net operating losses. No benefit has been recorded as the realization of the net operating losses is not assured.

        At December 31, 2004, the Company has net operating loss carryforwards of approximately $8,130,000 for federal income tax purposes that begin to expire in years 2012 through 2024. For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates. The most significant net operating loss is in New Jersey, site of the Company’s domicile. This state presently has a moratorium on the use of net operating losses. As of December 31, 2004, the Company has foreign net operating loss carryforwards of approximately $1,065,000 which begin to expire in 2009. The timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards, a valuation allowance has been provided as of March 31, 2005.

15. Distribution Agreement Upset Fee

        In August 2004, the Company’s exclusive distribution agreement for certain catheter fasteners expired and was not renewed by the manufacturer. Sales and gross profit of these catheter fasteners for the three months ended March 31, 2005 and 2004 were as follows:

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          2005            2004
                                                        --------        --------

                      Sales                             $38,000         $311,000
                      Gross profit                      $17,000         $141,000

        In accordance with the Company’s distribution agreement with a major customer for these catheter fasteners, if the customer subsequently entered into an agreement with the manufacturer to distribute these products, then the customer shall pay the Company an upset fee of $200,000 payable in forty-eight monthly installments of $4,167. As of January 2005, the customer advised the Company that it had entered into an agreement with the manufacturer to distribute the catheter fasteners and that it was liable for payment of the upset fee. In January 2005, the Company discounted the future cash flow stream associated with the payment of the upset fee and recognized a gain of $164,300 in other income. The current portion of the receivable has been recorded in accounts receivable and the long-term portion in other assets in the balance sheet.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

16. Employee Termination Costs

        On March 9, 2004 the Company terminated the employment of its Executive Vice President and President of its Derma Sciences Canada Inc. subsidiary. The Company recorded an estimated charge of $450,000 representing severance, benefits and other costs associated with this termination. The charge was recorded against general administrative expense in the statement of operations. The liability was recorded to the extent of $225,000 in other current liabilities and to the extent of $225,000 in other long-term liabilities in the balance sheet.

        On September 24, 2004 the Company settled the foregoing litigation. In accordance with the settlement, the Company extended the expiration date of previously granted options to purchase 500,000 shares of the Company’s common stock at $0.50 per share from May 9, 2004 to September 30, 2006. The settlement costs and other costs associated with the termination totaling $301,600 were recorded in general and administrative expense in the 2004 consolidated statement of operations.

17. Subsequent Events

Distribution Agreement for Silver Plated Wound Dressings

        On April 15, 2005 the Company entered into a one and one-half year agreement with a new manufacturer to serve as the exclusive distributor for certain silver plated wound dressings to the U.S. military through the Defense Supply Center Philadelphia (“DSCP”). The agreement further grants the Company the right to market and sell the dressings on a non-exclusive basis within the United States and Canada. This agreement positions the Company to expand its sales base for silver plated wound dressings. During the initial term of the agreement the Company is required to meet minimum U.S. military sales failing which the manufacturer, at its option, may terminate the exclusive nature of the agreement. The agreement will automatically renew for successive one-year periods unless, not less than ninety days prior to expiration of the then current term, either party notifies the other of its intent not to renew. In connection with entering into this agreement, the Company terminated its existing relationship with another manufacturer of silver plated wound dressings.

Appointment of Canadian Distributor

        On May 9, 2005 the Company entered into a five-year agreement with a Canadian company to serve as the exclusive distributor of its products in Canada. The agreement also appoints the distributor as the Company’s servicing agent to fulfill contracts held directly by the Company and to perform normal logistics functions associated with the maintenance and warehousing of inventory, order processing and product delivery. The agreement requires the distributor to meet minimum purchase and growth targets failing which the Company may cancel the agreement upon 180 days notice. The Company believes that this agreement will allow it to better service its customers throughout Canada and provide greater opportunity for growth in sales of basic and advanced wound care products.

Index

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004.

Results of Operations

Overview

        The first quarter 2005 and 2004 operating results include Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the term Canadian operations is used throughout this discussion in reference to the operations of Derma Sciences Canada Inc. and the term U.S. operations is used throughout this discussion in reference to the Company’s U.S. operations.

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

        The following table highlights the quarters ended March 31, 2005 versus March 31, 2004 operating results:

                                Quarter Ended March 31,
                                -----------------------
                                  2005           2004               Variance
                                  ----           ----               --------

Gross Sales                    $5,260,630     $5,303,477     $ (42,847)    (0.1%)
Adjustments                      (367,183)      (274,055)       93,128     34.0%
                                ----------     ----------     ---------

Net sales                       4,893,447      5,029,422      (135,975)    (2.7%)
Cost of sales                   3,506,061      3,596,516       (90,455)    (2.5%)
                                ----------     ----------     ---------

Gross profit                    1,387,386      1,432,906       (45,520)    (3.2%)
Gross profit percentage              28.4%          28.5%
Operating expenses              1,681,055      2,245,055      (564,000)   (25.1%)
Interest expense, net              84,584         46,667        37,917     81.3%
Other (income) expense, net      (165,201)       117,650      (282,851)     -
                                ----------     ----------     ---------

Total expenses                  1,600,438      2,409,372      (808,934)   (33.6%)
Loss before income taxes         (213,052)      (976,466)      763,414     78.2%
Provision for income taxes           -              -             -         -
                                ----------     ----------     ---------

Net loss                       $ (213,052)    $ (976,466)    $ 763,414     78.2%
                                ==========     ==========     =========

Sales and Gross Profit

        Gross sales are adjusted for trade rebates, Medicaid rebates, returns and allowances and cash discounts to derive net sales. The rebates are accrued monthly based upon an analysis of sales subject to rebate and actual rebates received. Trends are monitored and accruals are adjusted as appropriate. Medicaid rebates are accrued monthly based upon recent historical activity and reconciled quarterly based upon receipt of rebate reports from participating state agencies. Returns and allowances and cash discounts have historically been accounted for on a cash basis which approximates accrual based accounting given the month to month consistency of these charges.

Index

        Gross to net sales adjustments comprise the following:

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                           2005           2004
                                                           ----           ----

          Gross Sales                                  $5,260,630     $5,303,477
                                                        ----------     ----------

          Trade rebates                                  (273,184)      (187,917)
          Medicaid rebates                                 (7,420)       (14,400)
          Returns and allowances                          (55,175)       (24,229)
          Cash discounts                                  (31,404)       (47,509)
                                                        ----------     ----------

          Total adjustments                              (367,183)      (274,055)
                                                        ----------     ----------

          Net sales                                    $4,893,447     $5,029,422
                                                        ==========     ==========

        Trade rebates increased in the first quarter 2005 versus 2004 due to new rebate intensive private label sales and an increase in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. The increase in returns and allowances generally reflects an increase in the level of shipping errors and damaged products associated with opening of the new U.S. distribution center in March 2004, a significant increase in the number of new product stock keeping units introduced after the first quarter 2004 in connection with the acquisition of the Kimberly-Clark wound care products and the launch of a large number of new private label products. The decrease in cash discounts reflects the Company’s efforts to tighten its overall discount terms started in 2004 and the loss of a significant customer in late 2004 that historically took its cash discount.

        A roll forward of the trade rebate accruals at March 31, 2005 and 2004 is outlined below:

                                                          Quarter Ended March 31,
                                                          -----------------------
                                                            2005          2004
                                                            ----          ----
          Beginning balance - January 1                  $ 235,200     $ 212,000
          Rebates paid                                    (202,684)     (204,917)
          Rebates accrued                                  273,184       187,917
                                                          ---------     ---------

          Ending balance - March 31                      $ 305,700     $ 195,000
                                                          =========     =========

        The $70,500 increase in the first quarter 2005 trade rebate reserve reflects the quarter-to-quarter changes discussed above coupled with lower rebates paid due to extended payment terms with two large customers. With the exception of these two customers, there has been no discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $17,000 decrease in the first quarter 2004 trade rebate reserve reflects the work down (via payment of rebates without a corresponding amount of accruals) of a higher than normal beginning balance due to significant sales of product subject to rebate in December 2003.

        The following table highlights the March 31, 2005 versus March 31, 2004 product line net sales and gross profit:

                                Quarter Ended March 31,
                                -----------------------
                                  2005           2004                Variance
                                  ----           ----                --------
Product Line Net Sales

Wound care                     $3,871,130     $3,609,348     $ 261,782       7.3%
Wound closure and fasteners       628,298        958,269      (329,971)    (34.4%)
Skin care                         394,019        461,805       (67,786)    (14.7%)
                                ---------      ---------      ---------

    Totals                     $4,893,447     $5,029,422     $(135,975)     (2.7%)
                                =========      =========      =========

Product Line Gross Profit

Wound care                     $1,069,385     $  866,141      $203,244      23.5%
Wound closure and fasteners       312,739        467,382      (154,643)    (33.1%)
Skin care                           5,262         99,383       (94,121)    (94.7%)
                                ---------      ---------      ---------

    Totals                     $1,387,386     $1,432,906     $ (45,520)     (3.2%)
                                =========      =========      =========

Index

        Wound care sales increased $261,782, or 7.3%, to $3,871,130 in 2005 from $3,609,348 in 2004. The increase is attributable to a basic wound care increase of $364,746, or 15.1%. This increase was driven by continued growth in the U.S. of $73,871, or 17.7%, and Canada of $290,875, or 14.6% (comprised of 7.1% real growth and 7.5% related to a 7.0% strengthening of the Canadian dollar). Advanced wound care sales decreased $102,964, or 8.6%, to $1,092,831 in 2005 from $1,195,795 in 2004. This decrease was driven by a reduction in former Kimberly-Clark Corporation branded and private label business that was higher in 2004 due to customer buy-ins in the first quarter prior to discontinuation of production at the Kimberly-Clark facility and transfer of the equipment to the Company’s facility in Canada and a significant reduction in 2005 of silver product sales versus a very strong 2004 first quarter as customer demand for these products remains soft. These decreases were partially offset by continued growth of the Company’s private label sales to U.S. distributors. Dermagran sales were essentially flat quarter to quarter curtailing a trend of decreasing quarterly sales of this product line in 2004.

        Wound care gross profit increased $203,244, or 23.5%, to $1,069,385 in 2005 from $866,141 in 2004. Gross profit margins increased to 27.6% in 2005 from 24.0% in 2004. The improved gross profit dollars and margins are due to the flow through of lower basic wound care costs negotiated in 2004, lower advanced wound care costs associated with manufacturing the former Kimberly-Clark products in-house versus the acquisition related negotiated costing used in 2004 and the non-recurrence of a one-time $59,400 inventory write-off incurred in 2004.

        Wound closure and fastener sales decreased $329,971, or 34.4%, to $628,298 in 2005 from $958,269 in 2004. A reduction of approximately $250,000 in sales of certain catheter fasteners in 2005 versus 2004 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 is primarily responsible for the decrease. A $60,000 suture strip backorder in the first quarter 2005 due to a delay in product receipt from a supplier and slightly softer demand for the Company’s other catheter securement devices also contributed.

        Wound closure-fastener gross profit decreased $154,643, or 33.1%, to $312,739 in 2005 from $467,382 in 2004. Gross profit margins improved slightly to 49.8% in 2005 from 48.8% in 2004. The decrease in margin dollars is consistent with the sales shortfall. The margin improvement reflects the benefit of the loss of the exclusive catheter fastener business which was slightly lower margined than the average for the line, partially offset by slightly higher overall product costs for the balance of the products in the line in 2005 versus 2004 due to supplier price increases.

        Skin care sales decreased $67,786, or 14.7%, to $394,019 in 2005 from $461,805 in 2004 due to continuing competitive pressure and the loss of several customers (distributors) who initiated their own private label skin care lines using other suppliers. Skin care gross profit decreased $94,121, or 94.7%, to $5,262 in 2005 from $99,383 in 2004. The decrease is driven by lower pricing to retain or secure business in a highly competitive marketplace, the adverse impact of lower production volumes on overhead absorption and higher material and freight costs associated with increasing energy prices.

Index

Operating Expense

        The following table highlights March 31, 2005 versus March 31, 2004 operating expenses by type:

                             Quarter Ended March 31,
                             -----------------------
                               2005           2004               Variance
                               ----           ----               --------

Distribution              $  244,667     $  306,925     $ (62,258)      (20.3%)
Marketing                     96,795         87,896         8,899        10.1%
Sales                        455,214        456,673        (1,459)       (0.3%)
General administrative       884,379      1,393,561      (509,182)      (36.5%)
                           ---------      ---------      ---------

    Total                 $1,681,055     $2,245,055     $(564,000)      (25.1%)
                           =========      =========      =========

        Operating expense decreased $564,000, or 25.1%, to $1,681,055 in 2005 from $2,245,055 in 2004, net of a $71,727, or 6.0% increase related to the impact of a 7.0% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense decreased $62,258, or 20.3%, in 2005 versus 2004. The decrease was due principally to the non recurrence of one-time costs of $50,000 accrued in the first quarter 2004 to close one of the Company’s existing distribution centers as part of its U.S. distribution consolidation program and other one-time costs associated with opening the new U.S. distribution center in March 2004.

        Marketing expense increased $8,899, or 10.1%, to $96,795 in 2005 from $87,896 in 2004 as a result of hiring a marketing director in February 2004, together with higher literature and promotion expense in support of the Company’s growth initiatives partially offset by a reduction in recruiting expense associated with the director’s hiring in 2004.

        Sales expense decreased $1,459, or 0.3%, to $455,214 in 2005 from $456,673 in 2004. This essentially flat change was driven by a decrease in the U.S. sales operation due to lower operating expenses offset by an increase in the level of sales support in Canada in the form of additional sales resources and operating expense in an effort to strengthen sales representation in eastern and western provinces.

        General administrative expense decreased $509,182, or 36.5%, to $884,379 in 2005 from $1,393,561 in 2004. The primary drivers for the decrease were the non-recurrence in 2005 of a $450,000 charge for employee termination costs and a $42,600 bad debt write-off taken in the first quarter of 2004. The balance of the decrease reflects the impact of various cost reduction initiatives partially offset by higher compensation, benefits, accounting and board of directors expenses.

Interest Expense

        Interest expense increased $37,917, or 81.3%, to $84,584 in 2005 from $46,667 in 2004. The increase is due to higher interest and related fees associated with the U.S. operations moving into a net borrowing position in the second half of 2004 versus no borrowing in the first quarter 2004. Canadian interest expense in the first quarter 2005 was comparable to the first quarter 2004.

Other Income/Expense

        Other income/expense increased $282,851 to $165,201 income in 2005 from $117,650 expense in 2004. The increase is primarily driven by $164,300 in income relative to a distribution agreement upset fee recorded in 2005 and the non-recurrence in 2005 of $94,428 in obsolete equipment write-off incurred in the first quarter of 2004. A lower level of miscellaneous expenses in 2005 versus 2004 also contributed.

Income Taxes

        The Company did not record any tax expense in the first quarter of 2005 or 2004 given its net operating losses and available net operating loss carryforwards.

Index

Net Loss

        The Company incurred a $213,052 loss, or $0.02 loss per share (basic and diluted), in 2005 compared to a $976,466 loss, or $0.11 loss per share (basic and diluted) in 2004.

Liquidity and Capital Resources

Operational Overview

        In the first quarter 2005, the Company continued to operate at a loss as the ramp up of its key sales growth initiatives continue to move slower than planned. As expected, in the first quarter 2005 the Company began to realize the benefit of its major manufacturing initiatives that were completed in late 2004. Excluding one-time costs of $542,600 incurred in 2004, operating expenses were essentially flat quarter-to-quarter reflecting an effort to restrain expenses to the extent possible without adversely affecting the underlying infrastructure previously put in place to support planned growth. Excluding a one-time gain of $164,300 related to a distribution agreement upset fee, the net loss in the first quarter was $377,352. This performance continued to put pressure on the Company’s overall liquidity. In response, the Company is taking steps to accelerate sales growth and properly align operating expenses with expected revenues in 2005 while closely monitoring its liquidity.

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

        On September 24, 2004, the Company settled litigation brought against it and its wholly owned Canadian subsidiary by a former executive relative to the executive’s termination of employment. Pursuant to the settlement, the Company will pay the sum of $269,500 over a period of seven months and extend the expiration date of previously granted options to purchase 500,000 shares of the Company’s common stock at $0.50 per share from May 9, 2004 to September 30, 2006. The settlement costs, together with estimated other costs associated with the termination aggregating $301,600, were charged against the reserve established in March 2004 to cover the estimated cost of the litigation. The balance due the former employee at March 31, 2005 was $16,534.

        In 2004, the Company entered into operating and capital leases totaling approximately $4,222,000 in commitments through 2012, with terms ranging from three to five years, relative to the following: extension of the Canada manufacturing facility lease in the amount of $1,902,000, lease for the new U.S. distribution center in the amount of $1,118,000, Canada distribution and U.S. manufacturing facility extensions in the amount of $903,000 and U.S. distribution center equipment and upgrades to the Company-wide telecommunications and information technology equipment in the amount of $299,000. No further significant lease obligations are anticipated in the foreseeable future.

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,246,656, net of $133,344 in offering expenses, were used for working capital. The offering was initiated in December 2004. In 2004, the Company sold 1,555,000 units and received offering proceeds of $681,359, net of $78,641 in offering expenses. In 2005, the Company sold 1,205,000 units and received offering proceeds of $565,297, net of $54,703 in offering expenses.

Index

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

Cash Flow

        At March 31, 2005 and December 31, 2004, the Company had cash and cash equivalents on hand of $76,578 and $46,508, respectively. The $30,070 increase represents a timing difference that results from net cash provided by investing activities of $478,425 partially offset by net cash used in operating activities of $423,055 and net cash used in investing activities of $25,480.

        Net cash used in operating activities stems from cash used in ongoing operations of $127,710 (net loss less non cash items) offset by cash used from the net change of $295,345 in operating assets and liabilities. Increases in receivables and other assets related to the $164,300 distribution upset fee receivable recorded in the first quarter 2005 and payable monthly over four years and the payment of scheduled employee termination and annual Canadian sales tax liabilities were primarily responsible for the decrease in accrued expenses and other current liabilities. Trade receivables were up slightly due to higher March 2005 sales representing a use of cash. The increase in accounts payable exceeded that of inventory representing a net source of cash due to close monitoring in an effort to improve the Company’s cash flow in these areas.

        Net cash used in investing activities of $25,480 reflects the Company’s plan to limit capital expenditures to that necessary to continue running the business until operational performance improves.

        Net cash provided by financing activities of $478,425 consisted of net proceeds of $565,297 from the sale of common stock in the first quarter 2005 coupled with additional line of credit borrowings of $277,161, partially offset by deferred financing costs of $108,804 related to refinancing the U.S. line of credit in January 2005 and debt repayment of $255,229. Aside from regularly scheduled debt payments, $200,000 of the debt repayment related to the payoff of the outstanding standby letter of credit issued by the U.S. lender in favor of the Company’s Canadian lender as additional security for the Company’s credit facility in January 2005. The payment was applied as a permanent principal reduction against the principal amount due in 2007 associated with the Company’s outstanding term loan with the Canadian lender.

Working Capital

        Working capital decreased $16,085 at March 31,2005 to $2,833,511 from $2,849,596 at December 31, 2004. The modest change principally reflects the infusion of cash associated with the securities private placement in the first quarter 2005 and additional line of credit borrowing offset by the net change in operating assets and liabilities, debt repayment and deferred financing costs. Cash used in operations of $127,710 (net loss less non cash items) during the quarter also contributed.

Financing Arrangements – United States

        On January 31, 2005 the Company entered into a three year revolving credit facility agreement (the “new agreement”) with a new U.S. lender for a maximum principal amount of $2,000,000. The new agreement replaces a $2,000,000 revolving credit facility that expired on January 31, 2005 with the previous U.S. lender. At January 31, 2005 maximum potential advances under the new agreement were approximately $1,700,000. On January 31, 2005, the Company applied advances of approximately $1,300,000 under the new agreement in satisfaction of the prior U.S. lender’s outstanding obligations. Future advances will be utilized to fund strategic initiatives and general working capital requirements. The Company incurred loan origination and legal fees of approximately $139,600 in connection with the implementation of the new agreement. These fees have been deferred and are being amortized to interest expense over the three year term of the new agreement.

Index

        The Company may request advances under the new agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At March 31, 2005 the effective interest rate was 8.25%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Maximum potential advances under the new agreement at March 31, 2005 were $1,795,466. Advances outstanding against the line were $1,378,677 at March 31, 2005, leaving an additional $416,789 available for borrowing.

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

        Based upon consolidated operating results for March 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenant under the new agreement at March 31, 2005. The U.S. lender agreed to waive these covenant violations. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

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

Index

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

        Outstanding advances were secured by all tangible and intangible assets of the Company’s U.S. operations. Over the term of the Agreement, the Company agreed to maintain its fixed charge ratio (as defined) at not less than 1.25:1.0 as measured quarterly on a twelve month trailing basis. Additional covenants governing permitted indebtedness, changes in entity status, purchases of securities and protection of collateral were included in the Agreement. Ongoing operating losses resulted in the Company being out of compliance with certain of its U.S. line of credit covenants at March 31, June 30 and September 30, 2004. In return for a commitment to secure alternative financing for its U.S. obligations prior to the January 31, 2005 maturity date of the prior agreement, the U.S. lender agreed to waive the Company’s prior covenant violations and to maintain the line of credit until maturity thereof. The Company has incurred waiver fees of $7,500 and agreed to an increase in the rate of interest payable under the line. All other terms of the prior agreement were maintained in full force and effect.

Financing Arrangements — Canada

        In September 2004, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $1,820,000 ($2,200,000 Canadian) with its Canadian lender. The Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $910,000 ($1,100,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 5.25% for Canadian dollar advances and 7.25% for U.S. dollar denominated advances at March 31, 2005. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. Maximum potential advances under the Canadian agreement at March 31, 2005 were $1,820,000. Advances outstanding against the Canadian agreement were $1,712,527 at March 31, 2005, leaving an additional $107,473 available for borrowing.

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $413,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        Losses principally associated with the write-off of obsolete equipment, employee termination costs and a revamping of manufacturing operations in Toronto resulted in Derma Sciences Canada being out of compliance with certain of its income based loan covenants that are measured annually at December 31, 2004. The Canadian lender agreed to waive the covenant violations at December 31, 2004. The Company incurred fees of $12,000 associated with the granting of the waivers in 2004. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

Index

Prospective Assessment

        The Company seeks to increase sales and gross margins and return to profitability by increasing sales of contracted private label products and focusing on organic growth of its core product lines in the U.S. and Canada. In the first quarter 2005, the Company began to realize the benefit of lower basic wound care product costs negotiated in mid-2004 and lower advanced wound care costs associated with the commencement in late 2004 of in-house manufacture of a wide range of products using the equipment purchased from Kimberly-Clark Corporation. Further, over the balance of 2005, the Company expects to benefit from the non-recurrence of the one-time costs incurred in the last three quarters of 2004 associated with bringing the manufacture of private label advanced wound care and Kimberly-Clark products on line. Steps have been taken to reduce operating expenses wherever possible and to limit incremental spending in this area to that necessary to support existing operations. Operational expenditures will continue to be closely monitored and adjusted as necessary to ensure alignment with expected sales and margin growth.

        Capital spending has and will continue to be limited to that necessary to maintain current operations until the Company’s financial performance improves. The Company will continue to closely monitor inventory levels with the objective of reducing its investment in inventory wherever possible.

        The Company believes that available funds from expected improving operations and available lines of credit will be sufficient to satisfy the Company’s liquidity requirements for the foreseeable future. If need be, the Company expects that it can secure additional equity funding to improve liquidity. In addition, the Company will continue to evaluate external opportunities to leverage its core capabilities for growth.

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

Index

Goodwill

        At March 31, 2005, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Index

Item 3.  CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended March 31, 2005, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II — Other Information

Item 1. Legal Proceedings

        None

Item 6. Exhibits

        All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on March 31, 2005, are incorporated herein by reference.

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

DERMA SCIENCES, INC.

Dated: May 13, 2005	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer