Form 10QSB
period 2005-06-30
DERMA SCIENCES, INC.
filed 2005-08-15
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2005
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: June 30, 2005	Class: Common Stock, par value $.01 per share
Shares Outstanding: 12,284,007

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

Description	Page

Part I - Condensed Financial Information

Part II - Other Information

Item 1.	Legal Proceedings	40

Item 6.	Exhibits	40

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

Index

Part I - Financial Information

Item 1. CONDENSED FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC.

Consolidated Balance Sheets

=======================================================================================================
                                                                          June 30,        December 31,
                                                                            2005              2004
                                                                        (Unaudited)         (Note 1)
ASSETS
-------------------------------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                                            $    362,941      $     46,508
  Accounts receivable, net                                                1,465,806         2,601,092
  Inventories                                                             3,884,924         4,932,232
  Prepaid expenses and other current assets                                 245,746           181,201
-------------------------------------------------------------------------------------------------------
Total current assets                                                      5,959,417         7,761,033
Equipment and improvements, net                                           3,386,028         3,662,557
Goodwill                                                                  1,110,967         1,110,967
Other intangible assets, net                                                341,840           383,911
Other assets, net                                                           346,980           132,464
-------------------------------------------------------------------------------------------------------
Total Assets                                                           $ 11,145,232      $ 13,050,932
-------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit borrowings                                            $    693,325      $  2,820,284
  Current maturities of long-term debt                                      261,576           247,306
  Accounts payable                                                        1,370,317         1,249,409
  Accrued expenses and other current liabilities                            596,444           594,438
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                 2,921,662         4,911,437
Long-term debt                                                              520,848           867,539
Other long-term liabilities                                                  82,664            53,207
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                         3,525,174         5,832,183
-------------------------------------------------------------------------------------------------------
Commitments
Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at June 30, 2005 and December 31, 2004 (liquidation preference of $4,210,231 at June
  30, 2005 and December 31, 2004)                                            22,804            22,804
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 12,284,007 shares at June 30, 2005 and
  11,079,007 shares at December 31, 2004                                    122,840           110,790
Additional paid-in capital                                               19,882,090        19,371,225
Accumulated other comprehensive income -
  cumulative translation adjustments                                        633,222           699,960
Accumulated deficit                                                     (13,040,898)      (12,986,030)
-------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                7,620,058         7,218,749
-------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                             $ 11,145,232      $ 13,050,932
=======================================================================================================

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations (Unaudited)

=======================================================================================================
                                                                             Three months ended
                                                                                   June 30,
                                                                             2005             2004
-------------------------------------------------------------------------------------------------------

Net sales                                                                $6,934,218       $4,914,011
Cost of sales                                                             4,761,611        3,520,187
-------------------------------------------------------------------------------------------------------
Gross Profit                                                              2,172,607        1,393,824
-------------------------------------------------------------------------------------------------------
Operating expenses                                                        1,900,157        1,678,804
Interest expense, net                                                        95,269           51,479
Other expense (income), net                                                  18,997           (6,160)
-------------------------------------------------------------------------------------------------------
Total Expenses                                                            2,014,423        1,724,123
-------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes                             158,184         (330,299)
Provision for income taxes                                                    -                -
-------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                        $  158,184       $ (330,299)
-------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic                                       $0.01           $(0.03)
-------------------------------------------------------------------------------------------------------
Income (loss) per common share - fully diluted                               $0.01           $(0.03)
-------------------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common share - basic          12,284,007        9,524,007
-------------------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common share - diluted        14,745,538        9,524,007
=======================================================================================================

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations (Unaudited)

=======================================================================================================
                                                                             Six months ended
                                                                                 June 30,
                                                                         2005                2004
-------------------------------------------------------------------------------------------------------

Net sales                                                               $11,827,665      $ 9,943,433
Cost of sales                                                             8,267,672        7,116,703
-------------------------------------------------------------------------------------------------------
Gross Profit                                                              3,559,993        2,826,730
-------------------------------------------------------------------------------------------------------
Operating expenses                                                        3,581,212        3,923,859
Interest expense, net                                                       179,853           98,146
Other (income) expense, net                                                (146,204)         111,490
-------------------------------------------------------------------------------------------------------
Total Expenses                                                            3,614,861        4,133,495
-------------------------------------------------------------------------------------------------------

Loss before provision for income taxes                                      (54,868)      (1,306,765)
Provision for income taxes                                                    -                -
-------------------------------------------------------------------------------------------------------
Net Loss                                                                $   (54,868)     $(1,306,765)
-------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted                                    $0.00           $(0.14)
-------------------------------------------------------------------------------------------------------
Shares used in computing loss per common share - basic and diluted       12,147,841        9,166,579
=======================================================================================================

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows (Unaudited)

=======================================================================================================
                                                                              Six months ended
                                                                                    June 30,
                                                                             2005              2004
-------------------------------------------------------------------------------------------------------
Operating Activities
    Net loss                                                            $   (54,868)     $(1,306,765)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
       Depreciation of equipment and improvements                           245,878          132,852
       Amortization of intangible assets                                     42,071           47,200
       Amortization of deferred financing costs                              35,820           42,231
       Provision for bad debts and rebates                                1,067,024            5,713
       Provision for inventory obsolescence                                  45,519           89,499
       Loss on disposal of equipment                                          4,146           82,974
       Deferred rent expense                                                 22,113           21,404
       Employee stock options                                                 1,000            -
       Changes in operating assets and liabilities:
           Restricted cash                                                    -           (1,002,295)
           Accounts receivable                                               48,144           27,726
           Inventories                                                      982,316       (1,200,710)
           Prepaid expenses and other current assets                        (92,067)          (1,025)
           Other assets                                                    (145,614)          10,302
           Accounts payable                                                 135,449        1,040,924
           Accrued expenses and other current liabilities                    (3,339)          87,442
           Long-term liabilities                                              7,273          205,288
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       2,340,865       (1,717,240)
-------------------------------------------------------------------------------------------------------
Investing Activities
    Cash paid for wound care business                                         -             (376,797)
    Purchase of equipment and improvements                                  (61,879)        (695,427)
    Proceeds from sale of equipment                                          24,998
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (36,881)      (1,072,224)
-------------------------------------------------------------------------------------------------------
Financing Activities
    Net change in bank lines of credit                                   (2,084,029)         583,787
    Deferred financing costs                                               (116,590)         (60,617)
    Long-term debt repayments                                              (312,142)         (98,182)
    Proceeds from issuance of stock, net of issuance costs                  539,415        1,962,974
-------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                      (1,973,346)       2,387,962
-------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                     (14,205)          (7,572)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        316,433         (409,074)

Cash and cash equivalents
  Beginning of period                                                        46,508            439,837
-------------------------------------------------------------------------------------------------------
  End of period                                                         $   362,941      $      30,763
-------------------------------------------------------------------------------------------------------

Supplemental cash flow information
  Note payable for acquisition of Kimberly-Clark wound care assets             -         $ 1,566,000
  Equipment obtained with capital leases                                       -         $   211,973
=======================================================================================================

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

      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in Form 10-KSB previously filed with the Securities and Exchange Commission.

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

        Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a separate component of shareholders’ equity in accumulated other comprehensive income.

        Cash and Cash Equivalents — The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments with a maturity of three months or less when purchased.

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

        Foreign Operations Risk – The Company’s future operations and earnings will depend to a large extent on the results of its operations in Canada and its ability to continue to maintain a continuous supply of basic wound

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

care products from its own operation and/or its suppliers in China. While the Company does not envision any adverse change to the manner in which operations in Canada and China are presently being conducted, there can be no assurance that the Company will be able to successfully conduct such operations in the future, and a failure to do so may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s products, prices for materials and products purchased from suppliers, competition and changes in regulations.

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted to employees under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004: risk-free interest rate of 4.25% and 3.90% for the three months ended March 31, 2005 and June 30, 2005, respectively, and 4.0% for 2004; dividend yield of 0%; a volatility factor of the expected market price of the Company’s Common Stock of 1.376 and 1.353 for the three months ended March 31, 2005 and June 30, 2005, respectively, and 1.463 for 2004; and an expected option life of 5 years.

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

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   -------------------------
                                                   2005          2004          2005            2004
                                                   ----          ----          ----            ----

    Net income (loss) as reported               $ 158,184     $(330,299)    $ (54,868)    $(1,306,765)
    Pro forma compensation expense               (302,162)     (352,442)     (472,388)       (534,348)
                                                ----------    ----------    ----------    ------------

    Pro forma net loss                          $(143,978)    $(682,741)    $(527,256)    $(1,841,113)
                                                ==========    ==========    ==========    ============

    Income (loss) per common share - basic
          As reported                              $ 0.01        $(0.03)       $ 0.00          $(0.14)
          Pro forma                                $(0.01)       $(0.07)       $(0.04)         $(0.20)

    Income (loss) per common share - diluted
          As reported                              $ 0.00        $(0.03)       $ 0.00          $(0.14)
          Pro forma                                $(0.01)       $(0.07)       $(0.04)         $(0.20)

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

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

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants and convertible preferred stock in the weighted average number of common shares outstanding for a period, if dilutive. Potential common stock has not been included in the computation of diluted loss per share for the six months ended June 30, 2005 and the three and six months ended June 30, 2004 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute income per common share on a fully diluted basis for the three months and six months ended June 30, 2005 and 2004 (assuming profitability in all periods) are outlined below:

                                             Three Months Ended June 30,    Six Months Ended June 30,
                                             ---------------------------   -------------------------
                                                  2005           2004           2005           2004
                                                  ----          ----          ----            ----
Weighted average common shares
    outstanding - Basic                       12,284,007      9,524,007     12,147,841      9,166,579
                                              ----------     ----------     ----------     ----------
Potentially dilutive shares:
    Preferred stock                            2,280,407      2,280,407      2,280,407      2,282,285
    Warrants                                        -           651,431          2,289      1,020,463
    Stock options                                181,124        912,706        335,342      1,327,824
                                              ----------     ----------     ----------     ----------

       Sub-total potentially dilutive shares   2,461,531      3,844,544      2,618,038      4,630,572
                                              ----------     ----------     ----------     ----------
       Weighted average common
           shares outstanding - Dilutive      14,745,538     13,368,551     14,765,879     13,797,151
                                              ==========     ==========     ==========     ==========

        Reclassifications – Certain reclassifications have been made to prior year reported amounts to conform with the 2005 presentation.

2. Acquisition of Kimberly-Clark Corporation’s Wound Care Assets

        On January 9, 2004, the Company purchased certain wound care assets from Kimberly-Clark Corporation. The primary purpose of the acquisition was to obtain equipment to expand the Company’s in-house manufacturing capabilities and to broaden its product line. The assets acquired consist of manufacturing equipment, product rights and other intangibles. The purchase price for the assets was $1,942,797 and was paid as follows: (1) $300,100 at closing; (2) $1,566,000 via a seller financed promissory note due December 31, 2004, without interest; and (3) $76,697 incurred for transaction costs. The acquisition was accounted for as a purchase of a business, effectively as of January 1, 2004, and the purchase price was allocated to equipment in the amount of $1,600,000 and identifiable intangible assets (see Note 6) in the amount of $342,797 based upon the estimated fair values of the assets acquired. The promissory note was paid in full on December 30, 2004.

        Kimberly-Clark manufactured wound care products, for the account of the Company, at its facility through April 9, 2004 to meet current customer demand and to build sufficient inventory to cover the period during which production at the Kimberly-Clark facility was discontinued and the equipment was transferred to the Company’s

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

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

3. Accounts Receivable

        Accounts receivable include the following:

                                                               June 30,            December 31,
                                                                 2005                  2004
                                                                 ----                  ----

        Trade accounts receivable                             $2,774,633            $2,774,293
        Less:  Allowance for doubtful accounts                   (52,242)              (57,090)
               Allowance for trade rebates                    (1,332,333)             (164,000)
                                                              -----------           -----------
             Net trade receivables                             1,390,058             2,553,203
        Other receivables                                         75,748                47,889
                                                              -----------           -----------

             Total receivables                                $1,465,806            $2,601,092
                                                              ===========           ===========

4. Inventories

        Inventories include the following:

                                                               June 30,            December 31,
                                                                 2005                  2004
                                                                 ----                  ----

        Finished goods                                        $2,272,818            $3,531,095
        Work in process                                           54,634                71,423
        Packaging materials                                      651,085               461,052
        Raw materials                                            906,387               868,662
                                                              -----------           -----------

             Total inventories                                $3,884,924            $4,932,232
                                                              ===========           ===========

5. Equipment and Improvements, net

        Equipment and improvements include the following:

                                                               June 30,            December 31,
                                                                 2005                  2004
                                                                 ----                  ----

        Machinery and equipment                               $3,356,474            $3,407,073
        Furniture and fixtures                                   210,874               196,506
        Leasehold improvements                                   716,847               714,992
                                                              -----------           -----------
             Gross equipment and improvements                  4,284,195             4,318,571
        Less:  accumulated depreciation                         (898,167)             (656,014)
                                                              -----------           -----------

             Total equipment and improvements, net            $3,386,028            $3,662,557
                                                              ===========           ===========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        Included in equipment and improvements at June 30, 2005 and December 31, 2004 were machinery and equipment with a cost of $228,518 and accumulated amortization of $40,119 and $22,989, respectively, attributable to leased equipment. Amortization of assets under capital leases is included in depreciation expense.

6. Other Intangible Assets, net

                                                               June 30,            December 31,
                                                                 2005                  2004
                                                                 ----                  ----

        Patents and trademarks                                 $ 444,067             $ 444,067
        Other intangible assets                                  342,797               342,797
                                                              -----------           -----------

             Gross other intangible assets                       786,864               786,864
             Less: accumulated amortization                     (445,024)             (402,953)
                                                              -----------           -----------

             Other intangible assets, net                      $ 341,840             $ 383,911
                                                              ===========           ===========

        Amortization of other intangible assets related to product rights is included in cost of sales.

7. Other Assets, net

        Other assets, net include the following:

                                                               June 30,            December 31,
                                                                 2005                  2004
                                                                 ----                  ----

        Deferred financing costs, net                           $130,600             $  60,728
        Deposits                                                  69,752                71,736
        Long-term receivable                                     110,203                  -
        Other                                                     36,425                  -
                                                              -----------           -----------

             Total other assets, net                            $346,980              $132,464
                                                              ===========           ===========

        Deferred financing costs are being amortized over the terms of the related loan agreement which range from three to five years. The long-term receivable relates to amounts due in connection with a distribution agreement upset fee (see Note 15).

8. Line of Credit Borrowings

        Short-term borrowings include the following:

                                                               June 30,            December 31,
                                                                 2005                  2004
                                                                 ----                  ----

        U.S. line of credit                                     $693,325            $1,312,756
        Canadian line of credit                                       -              1,507,528
                                                              -----------           -----------

             Total line of credit borrowings                    $693,325            $2,820,284
                                                              ===========           ===========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

      U.S. Line of Credit

        On January 31, 2005, the Company entered into a three year revolving credit facility agreement (the “New Agreement”) with a new U.S. lender for a maximum principal amount of $2,000,000. The New Agreement replaces a $2,000,000 revolving credit facility that expired on January 31, 2005. On January 31, 2005, the Company applied advances of approximately $1,300,000 under the New Agreement in satisfaction of the prior U.S. lender’s outstanding obligations. Future advances will be utilized to fund strategic initiatives and general working capital requirements. The Company incurred loan origination and legal fees of $147,300 in connection with the implementation of the New Agreement. These fees have been deferred and are being amortized to interest expense over the three year term of the New Agreement.

        The Company may request advances under the New Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At June 30, 2005 the effective interest rate was 8.51%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Over the term of the New Agreement, the Company has agreed to comply with the following covenants as measured at the end of each month for the average of the three most recent calendar months based upon its consolidated operating results: a) maintain EBITDA (earnings before interest, taxes, depreciation and amortization) in the range of negative $300,000 (as of January 31, 2005) transitioning to positive $600,000 (post December 31, 2005) and (b) maintain its fixed charge ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends) in the range of –1.0 to 1.0 (as of January 31, 2005) to 1.25 to 1.0 (post December 31, 2005). As it pertains to the Company’s U.S. operations, cash collections may not be less than $800,000 for each calendar month through June 30, 2005 and $900,000 for each calendar month thereafter. In addition, at all times the Company’s cash on hand (including unused borrowing capacity under the New Agreement) must not be less than $200,000. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the New Agreement.

        Based upon consolidated operating results for March and April 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenant under the New Agreement. The U.S. lender agreed to waive these covenant violations. Effective June 30, 2005 the Company and the U.S. lender agreed to prospectively amend the Company’s monthly minimum EBITDA and fixed change ratio covenants to better align these covenants with expected performance. The Company incurred fees of $10,000 associated with the granting of the covenant amendments. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

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

        On January 13, 2005 in connection with the refinancing of the U.S. line of credit, the Company paid off and cancelled the outstanding irrevocable standby letter of credit issued by the former U.S. lender in the amount of $200,000 held by the Company’s Canadian lender as additional security for its credit facility. The $200,000 paid to the Canadian lender was applied as a permanent principal reduction against the principal amount due in 2007 associated with the Company’s outstanding term loan with the Canadian lender (see Note 10). Subsequently, on

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

January 31, 2005 the Canadian lender agreed as part of refinancing of the U.S. line of credit to retain its second lien security interest and guarantee position against the Company’s U.S. assets and not to exercise its rights under its second lien security interest and guarantee against the U.S. assets without the U.S. lender’s approval.

      Canadian Line of Credit

        In September 2004, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $1,795,000 ($2,200,000 Canadian) with its Canadian lender. The Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $897,000 ($1,100,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 5.25% for Canadian dollar advances and 7.50% for U.S. dollar denominated advances at June 30, 2005. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $408,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        At June 30, 2005 Derma Sciences Canada was out of compliance with its minimum working capital covenant. The violation occurred due to the adverse impact on Derma Sciences Canada’s working capital associated with accelerating repayment of an inter company loan and extending credit terms on regular inter company trade receivables to the U.S. parent in June 2005 in an effort to optimize the use of the positive cash flow associated with implementing the new distribution agreement in Canada (see note 17). The violation has been corrected and the Canadian lender agreed to waive the covenant violation at June 30, 2005.

9. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

                                                                      June 30,     December 31,
                                                                        2005           2004
                                                                        ----           ----

        Accrued compensation and related taxes                        $134,171       $218,037
        Accrued sales, goods and services taxes                        140,068        197,984
        Accrued administrative fees                                    176,029        107,916
        Accrued closure costs                                          121,483              -
        Other                                                           24,693         70,501
                                                                      --------     ----------

             Total accrued expenses and other current liabilities     $596,444       $594,438
                                                                      ========     ==========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

10. Long-Term Debt

        Long-term debt includes the following:

                                                                      June 30,     December 31,
                                                                        2005           2004
                                                                        ----           ----

        Canadian term loan                                            $609,450     $  916,805
        Capital lease obligations                                      172,974        198,040
                                                                      --------     ----------

             Total debt                                                782,424      1,114,845
        Less:  current maturities                                      261,576        247,306
                                                                      --------     ----------

             Long-term debt                                           $520,848     $  867,539
                                                                      ========     ==========

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 5.5% at June 30, 2005. The term loan is secured by all tangible and intangible assets of Derma Canada and is subject to the same financial covenants applicable to the Canadian operating line of credit (see Note 8).

        The Company has four capital lease obligations for certain distribution equipment and computer equipment totaling $172,974. The capital leases bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

11. Shareholders’ Equity

      Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at June 30, 2005. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at June 30, 2005. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at June 30, 2005. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at June 30, 2005. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

      Common Stock

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,220,774, net of $159,226 in offering expenses, were used for working capital. The offering commenced prior to December 31, 2004. During 2005, the Company sold 1,205,000 units at $0.50 per unit and received total offering proceeds of $539,415, net of $80,585 in offering expenses. As of December 31, 2004, the Company had sold 1,555,000 units at $0.50 per unit and received total offering proceeds of $681,359, net of $78,641 in offering expenses.

      Stock Options

        During the three and six months ended June 30, 2005, the Company issued stock options as follows:

                                                        Number of             Per Share
                                                   Issued Stock Options     Exercise Price
                                                   --------------------     --------------

        Three months ended March 31, 2005               1,021,000                $0.50
        Three months ended June 30, 2005                  465,000                $0.42
                                                        ---------

        Total for six months ended June 30, 2005        1,486,000
                                                        =========

        There were no other changes in outstanding options during the six months ended June 30, 2005.

      Stock Purchase Warrants

        During the three months ended March 31, 2005, the Company issued 1,205,000 series G warrants in conjunction with the private offering discussed above. There were no other changes in outstanding warrants during the six months ended June 30, 2005.

        At June 30, 2005, the Company had warrants outstanding to purchase 5,939,448 shares of the Company’s common stock as outlined below:

        Series    Number of Warrants    Exercise Price    Expiration Date
        ------    ------------------    --------------    ---------------

          E            1,870,007            $0.85         July 18, 2005
          F            1,309,441            $0.57         January 6, 2007
          G            2,760,000            $1.05         December 31, 2008

      Shares Reserved for Future Issuance

        At June 30, 2005, the Company had reserved the following shares of common stock for future issuance:

        Convertible preferred shares (series A - D)       2,280,407
        Common stock options outstanding                  5,950,655
        Common stock options available for grant            286,000
        Common stock warrants (series E - G)              5,939,448
                                                         ----------

        Total common stock shares reserved               14,456,510
                                                         ==========

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

12. Comprehensive Income (Loss)

        The Company’s comprehensive income (loss) was as follows:

                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                 ---------------------------   -------------------------
                                                     2005          2004           2005            2004
                                                     ----          ----           ----            ----

    Net income (loss) as reported                  $158,184     $(330,299)     $ (54,868)    $(1,306,765)
    Other comprehensive (loss) income:
        Foreign currency translation adjustment     (39,550)        6,419        (66,738)        (20,822)
                                                   ---------    ----------     ----------    ------------

    Comprehensive income (loss)                    $118,634     $(323,880)     $(121,606)    $(1,327,587)
                                                   =========    ==========     ==========    ============

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

        Segment net sales and gross profit for the three months and six months ended June 30, 2005 and 2004 were as follows:

                                    Three Months Ended June 30, 2005
                                    --------------------------------

                                        Wound Closure-                                      Total
                          Wound Care      Fasteners      Skin Care     Other Costs         Company
                          ----------      ---------      ---------     -----------         -------

Net sales                $5,880,353       $  669,973     $ 383,892            -          $ 6,934,218
                         ----------       ----------     ----------    ------------      ------------

Gross profit (loss)       1,932,826          339,126       (99,345)           -            2,172,607
Total expenses              -                  -              -        $(2,014,423)       (2,014,423)
                                                                                         ------------

Net income                                                                               $   158,184
                                                                                         ============

Net long-lived assets    $3,260,200            -        $1,331,758    $    246,877       $ 4,838,835
                         ==========                     ===========   =============      ============

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

                                    Three Months Ended June 30, 2004
                                    --------------------------------

                                        Wound Closure-                                      Total
                         Wound Care       Fasteners      Skin Care     Other Costs         Company
                          ----------      ---------      ---------     -----------         -------

Net sales                $3,455,605       $  939,998     $ 518,408            -          $ 4,914,011
                         ----------       ----------     ----------    ------------      ------------

Gross profit                826,778          469,021        98,025            -            1,393,824
Total expenses              -                  -              -        $(1,724,123)      $(1,724,123)
                                                                                         ------------

Net loss                                                                                 $  (330,299)
                                                                                         ============

Net long-lived assets    $3,359,891            -        $1,313,221    $    283,372       $ 4,956,484
                         ==========                     ===========   =============      ============

                                    Six Months Ended June 30, 2005
                                    ------------------------------

                                        Wound Closure-                                      Total
                         Wound Care       Fasteners      Skin Care     Other Costs         Company
                          ----------      ---------      ---------     -----------         -------

Net sales                $9,751,483       $1,298,271     $ 777,911            -          $11,827,665
                         ----------       ----------     ----------    ------------      ------------

Gross profit (loss)       2,990,814          663,262       (94,083)           -            3,559,993
Total expenses              -                  -              -        $(3,614,861)      $(3,614,861)
                                                                                         ------------

Net loss                                                                                 $   (54,868)
                                                                                         ============

Net long-lived assets    $3,260,200            -        $1,331,758    $    246,877       $ 4,838,835
                         ==========                     ===========   =============      ============

                                    Six Months Ended June 30, 2004
                                    ------------------------------

                                        Wound Closure-                                      Total
                         Wound Care       Fasteners      Skin Care     Other Costs         Company
                          ----------      ---------      ---------     -----------         -------

Net sales                $7,064,952       $1,898,268     $ 980,213            -          $ 9,943,433
                         ----------       ----------     ----------    ------------      ------------

Gross profit              1,692,918          936,404       197,408            -            2,826,730
Total expenses              -                  -              -        $(4,133,495)      $(4,133,495)
                                                                                         ------------

Net loss                                                                                 $(1,306,765)
                                                                                         ============

Net long-lived assets    $3,359,891            -        $1,313,221    $    283,372       $ 4,956,484
                         ==========                     ===========   =============      ============

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

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

        For the three and six months ended June 30, 2005 the skin care segment gross profit (loss) includes a $98,000 charge for closure of the Company’s soap and lotion manufacturing facility in St. Louis, Missouri (see footnote 18).

        The following table presents net sales by geographic region.

                          Three Months Ended June 30,    Six Months Ended June 30,
                              2005            2004         2005             2004
                              ----            ----         ----             ----

         United States         34%             53%          40%              55%
         Canada                62%             43%          56%              41%
         Other                  4%              4%           4%               4%

        Canada net sales for the three and six months ended June 30, 2005 represent a higher percentage of total net sales compared with 2004 as a result of the one-time benefit of approximately $1,840,000 related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for the Company’s Canadian subsidiary in the second quarter 2005 (see footnote 17).

        The following table presents net long-lived assets by geographic region.

                           June 30, 2005        June 30, 2004
                           -------------        -------------

         United States        $1,933,897          $2,053,409
         Canada                2,879,830           2,863,666
         Other                    25,108              39,409
                              ----------          ----------

               Total          $4,838,835          $4,956,484
                              ==========          ==========

14. Income Taxes

        No provision for income taxes has been made in the second quarter 2005 and 2004 and the six months ended June 30, 2005 and 2004 given the Company’s net operating losses. No benefit has been recorded as the realization of the net operating losses is not assured.

        At December 31, 2004, the Company has net operating loss carryforwards of approximately $8,130,000 for federal income tax purposes that begin to expire in years 2012 through 2024. For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates. The most significant net operating loss is in New Jersey, site of the Company’s domicile. This state presently has a moratorium on the use of net operating losses. As of December 31, 2004, the Company has foreign (primarily Canadian) net operating loss carryforwards of approximately $1,065,000 which begin to expire in 2009. The timing in which the Company can utilize its U.S. net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards, a full valuation allowance has been provided for all periods presented.

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

15. Distribution Agreement Upset Fee

        In August 2004, the Company’s exclusive distribution agreement for certain catheter fasteners expired and was not renewed by the manufacturer. Sales and gross profit of these catheter fasteners for the three and six months ended June 30, 2005 and 2004 were as follows:

                         Three Months Ended June 30,          Six Months Ended June 30,
                         ---------------------------          -------------------------
                           2005               2004              2005             2004
                           ----               ----              ----             ----

         Sales            $29,000           $313,000           $95,300         $624,000
         Gross profit     $15,400           $141,000           $46,100         $282,000

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

16. Employee Termination Costs

        On March 9, 2004 the Company terminated the employment of its Executive Vice President and President of its Derma Sciences Canada Inc. subsidiary. The Company recorded an estimated charge of $450,000 representing severance, benefits and other costs associated with this termination. The charge was recorded against general administrative expense in the statement of operations. The liability was initially recorded to the extent of $225,000 in other current liabilities and to the extent of $225,000 in other long-term liabilities in the balance sheet.

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

17. Appointment of Canadian Distributor

        On May 9, 2005 the Company entered into a five-year agreement expiring May 1, 2010 with a Canadian company to serve as the exclusive distributor of its products in Canada. The agreement also appoints the distributor as the Company’s servicing agent to fulfill supply contracts held directly by the Company. The agreement automatically renews thereafter for consecutive periods of one year each on the same terms and conditions unless either party gives notice of its intent not to renew 180 days prior to expiry. Either party shall have the right to terminate the agreement when an event of default (as defined) has occurred with respect to the other party.

        Effective June 1, 2005 the distributor assumed responsibility for order processing, product delivery and maintenance and warehousing of sufficient inventory to meet agreed upon order fulfillment requirements. On an ongoing basis, the distributor will place inventory replenishment orders with the Company at agreed upon prices, 120 days in advance of scheduled delivery. Unless amended, each order becomes non-cancelable 90 days in advance of scheduled delivery.

        With respect to sales made by the distributor to the Company’s contract customers in its capacity as a servicing agent, the Company will pay the distributor an agreed upon distribution fee and a specified incentive for growth (as achieved). The Company will reimburse the distributor for the difference between the price paid by the distributor and the Company’s contract price with its customer upon submission by the distributor of an agreed upon

Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements (Unaudited)

rebate report. With respect to sales made by the distributor to its customers, the distributors’ compensation will consist solely of the excess of the proceeds over the cost of the product and the Company will not be responsible for payment of any distribution fee. Further, the agreement requires the distributor to meet specified minimum sales growth targets of 15%, 12%, 12% and 12% in the first four years and private label product purchase targets failing which the Company may cancel the agreement. The Company believes that the agreement will provide better service to its customers throughout Canada and greater opportunity for sales growth.

        In connection with implementing the agreement, the Company sold to the distributor its existing inventory of saleable finished product on hand and will sell all saleable finished product it committed to manufacture prior to signing of the agreement for delivery by the Company through September 2005 at the agreed upon prices to initially stock and maintain its distribution pipeline. It is expected the Company’s saleable finished product commitments will be fulfilled by October 2005 at which time the distributor will begin to receive product based upon its initial orders placed with the Company beginning in June 2005. Other than the one-time sale in May and June 2005 of its existing inventory on hand which is estimated to represent two to two and one-half months sales, prospective sales are expected to resume historical trends affected only by existing market conditions and the growth opportunities inherent in the agreement. Given economic order quantities and normal lead times associated with the products sold to the distributor, it is expected that a two to three month safety stock will be required prospectively by the distributor to maintain required customer service requirements. In addition, the Company incurred one-time costs consisting of severance and other costs to dismantle its distribution capabilities and sub-lease its distribution warehouse. A summary of the estimated one-time benefit and cost of the agreement recognized in the three months ended June 30, 2005 is outlined below:

                Net Sales                 $1,840,000
                Cost of Sales              1,240,000
                                          ----------

                Gross Profit                 600,000
                Expenses                     105,000
                                          ----------

                Pretax Income             $  495,000
                                          ==========

        Further, implementation of the agreement resulted in an estimated one-time positive cash flow benefit of $2,705,000 stemming from lower receivable and inventory requirements going forward and the one-time pretax income benefit of the sale of existing saleable finished product inventory on hand to the distributor.

18. Manufacturing Facility Closure

        In June 2005, the Company announced its intention to close its skin care manufacturing facility in St. Louis, Missouri and outsource the facility’s production with a view to reducing overhead and improving cost competitiveness. Facility closure and transition to the new supplier are expected to be complete by the end of September 2005.

        As of June 30, 2005, the Company recorded a charge of $98,000 for estimated severances and lease costs associated with the closure. The existing equipment will either be transferred to the Company’s Toronto, Canada facility, leased to the supplier or sold. Other one-time closure related costs estimated at $50,000, consisting principally of facility clean up, inventory write-offs and equipment write-offs and ongoing estimated monthly lease and facility maintenance costs of $7,500, net of existing committed lease costs and estimated sub-lease income through lease expiration on January 31, 2007, will be expensed to cost of sales as incurred.

19. Subsequent Events

Expiration of Series E Stock Purchase Warrants

        The Company’s 1,870,007 Series E stock purchase warrants expired unexercised on July 18, 2005.

Index

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2005 COMPARED TO QUARTER ENDED JUNE 30, 2004.

Results of Operations

Overview

        The second quarter 2005 and 2004 operating results include Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the term Canadian operations is used throughout this discussion in reference to the operations of Derma Sciences Canada Inc. and the term U.S. operations is used throughout this discussion in reference to the Company’s U.S. operations.

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

        The following table highlights the quarters ended June 30, 2005 versus June 30, 2004 operating results:

                                         Quarter Ended June 30,
                                         ----------------------
                                          2005           2004                  Variance
                                          ----           ----                  --------

Gross Sales                          $ 8,210,230     $5,167,851        $ 3,042,379       58.9%
Adjustments                           (1,276,012)      (253,840)        (1,022,172)     402.7%
                                     ------------    -----------       ------------

Net sales                              6,934,218      4,914,011          2,020,207       41.1%
Cost of sales                          4,761,611      3,520,187          1,241,424       35.3%
                                     ------------    -----------       ------------

Gross profit                           2,172,607      1,393,824            778,783       55.9%
Gross profit percentage                     31.3%          28.4%
Operating expenses                     1,900,157      1,678,804            221,353       13.2%
Interest expense, net                     95,269         51,479             43,790       85.1%
Other expense (income), net               18,997         (6,160)            25,157        -
                                     ------------    -----------       ------------

Total expenses                         2,014,423      1,724,123            290,300       16.8%
Income (loss) before income taxes        158,184       (330,299)           488,483
Provision for income taxes                  -              -                  -           -
                                     ------------    -----------       ------------

Net income (loss)                    $   158,184     $ (330,299)       $   488,483        -
                                     ============    ===========       ============

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received by distributor. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month at June 30, 2005, the trade rebate reserve would be overstated by approximately $35,000. If the normal rebate cycle were two months at June 30, 2005, the trade rebate reserve would be understated by approximately $70,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

Index

        Given the nature of the Company’s products and business, there is no external information available to further validate the reasonableness of the trade rebate accrual balance. Historical trends of sales subject to rebate and rebates received are evaluated monthly, by distributor, on a 3 month, 6 month and 12 month rolling basis to update the continued reasonableness of the assumptions used to quantify the accrual trade rebate balance. Deviations in the trends resulting, among other causes, from distributors not submitting their rebates on a timely basis are analyzed and factored in determining the required accrual balance.

        Medicaid rebates are accrued monthly based upon recent historical activity and reconciled quarterly based upon receipt of rebate reports from participating state agencies. Returns and allowances and cash discounts have historically been accounted for on a cash basis which approximates accrual based accounting given the month to month consistency of these charges.

        Gross to net sales adjustments comprise the following:

                                         Quarter Ended June 30,
                                         ----------------------
                                          2005           2004
                                          ----           ----

          Gross Sales                 $8,210,230     $5,167,851
                                      -----------    -----------

          Trade rebates               (1,222,550)      (186,715)
          Medicaid rebates                (6,000)        (9,342)
          Returns and allowances          (6,911)       (29,467)
          Cash discounts                 (40,551)       (28,316)
                                      -----------    -----------

          Total adjustments           (1,276,012)      (253,840)
                                      -----------    -----------

          Net sales                   $6,934,218     $4,914,011
                                      ===========    ===========

        Trade rebates increased significantly in the second quarter 2005 versus 2004 due to the Company’s implementing an exclusive third party distribution agreement in the second quarter for its Canadian business, continuing growth of rebate intensive U.S. private label sales and a general increase in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. Implementing the third party distribution agreement was responsible for approximately $972,000 of the increase as the majority of the Canadian sales represents contract business subject to rebate. Canadian sales subject to rebate were made in May and June 2005, while the payment of rebates on these sales did not commence until July 2005. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. The decrease in sales returns and allowances stems from several large returns received in the second quarter 2004 that were not repeated in 2005. The increase in cash discounts principally reflects the growth of sales to larger customers that routinely take advantage of available discount terms.

Rebate Reserve Roll Forward

        A quarterly roll forward of the trade rebate accruals at June 30, 2005 and 2004 is outlined below:

                                               Quarter Ended June 30,
                                               ----------------------
                                                 2005          2004
                                                 ----          ----

          Beginning balance - April 1        $  305,700     $ 195,000
          Rebates paid                         (164,787)     (213,715)
          Rebates accrued                     1,222,550       186,715
                                             -----------    ----------

          Ending balance - June 30           $1,363,463     $ 168,000
                                             ===========    ==========

        The $1,057,763 net increase in the second quarter 2005 trade rebate reserve reflects the $972,000 incremental reserve associated with implementing the third party distribution agreement in Canada during the second quarter coupled with lower rebates paid due to extended rebate payment terms with two large customers. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and

Index

subsequent payment of rebates, nor has there been any material prior period related adjustments to the trade rebate accrual in the second quarter 2005. The $27,000 decrease in the second quarter 2004 trade rebate reserve reflects the work down of a higher than normal beginning accrual balance due to significant sales of product subject to rebate in December 2003 and January 2004 partially offset by the commencement of extended rebate payment terms with two large customers.

Net Sales and Gross Margin

        The following table highlights the June 30, 2005 versus June 30, 2004 product line net sales and gross profit:

                                       Quarter Ended June 30,
                                       ----------------------
                                        2005            2004               Variance
                                        ----            ----               --------
     Product Line Net Sales
     ----------------------

     Wound care                     $5,880,353      $3,455,605      $2,424,748     70.2%
     Wound closure and fasteners       669,973         939,998        (270,025)   (28.7%)
     Skin care                         383,892         518,408        (134,516)   (25.9%)
                                    -----------     ----------      -----------

         Total                      $6,934,218      $4,914,011      $2,020,207     41.1%
                                    ===========     ==========      ===========

     Product Line Gross Profit
     -------------------------

     Wound care                     $1,932,826      $  826,778      $1,106,048    133.8%
     Wound closure and fasteners       339,126         469,021        (129,895)   (27.7%)
     Skin care                         (99,345)         98,025        (197,370)     -
                                    -----------     ----------      -----------

         Total                      $2,172,607      $1,393,824      $  778,783     55.9%
                                    ===========     ==========      ===========

        Wound care sales increased $2,424,748, or 70.2%, to $5,880,353 in 2005 from $3,455,605 in 2004. The increase is attributable to a basic wound care increase of $2,186,701, or 87.0%. This increase was driven by a significant increase in Canadian basic wound care sales of $2,206,202 comprised of growth of $2,019,015 and favorable exchange of $187,187 (reflecting a 8.3% strengthening of the Canadian dollar) while U.S. sales were down $19,501, or 4.5%, due to competitive pressure. The Canadian sales growth was driven by a one-time benefit of approximately $1,840,000 related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter coupled with normal growth of $179,015, or 8.6%, due principally to improved contract compliance and improving sales in the home healthcare market, partially offset by the loss of contract business in the eastern provinces due to competitive pressure. Advanced wound care sales increased $238,049, or 25.3%, to $1,179,005 in 2005 from $940,956 in 2004. This increase was driven by continued growth of the Company’s private label sales to U.S. customers and improving Dermagran sales. These increases were partially offset by lower former Kimberly-Clark branded and private label product sales attributable to competitive pressure and the absence in 2005 of the 2004 buy-in of product that preceded closure of the Kimberly-Clark manufacturing facility and transfer of the equipment to the Company’s facility in Canada and lower silver product sales as customer demand for these products remains soft.

        Wound care gross profit increased $1,106,048, or 133.8%, to $1,932,826 in 2005 from $826,778 in 2004. Gross profit margin increased to 32.9% in 2005 from 23.9% in 2004. Approximately $600,000 of the increased gross margin dollars relates to the one-time sale of inventory to fill the new Canadian distributor’s pipeline. The balance of the margin dollar increase and improved gross margin percentage are due to the increase in sales and the flow through of lower basic wound care costs negotiated in 2004, lower advanced wound care costs associated with manufacturing the former Kimberly-Clark products in-house versus the acquisition related negotiated costing used in 2004 and the non-recurrence of one-time advanced wound care private label manufacturing start-up costs incurred in the second quarter 2004.

        Wound closure and fastener sales decreased $270,025, or 28.7%, to $669,973 in 2005 from $939,998 in 2004. A reduction of approximately $284,000 in sales of certain catheter fasteners in 2005 versus 2004 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 is

Index

primarily responsible for the decrease. Sales in the balance of the line were relatively stable in the aggregate with higher suture strip sales partially offset by lower other catheter sales.

        Wound closure-fastener gross profit decreased $129,895, or 27.7%, to $339,126 in 2005 from $469,021 in 2004. Gross profit margins improved slightly to 50.6% in 2005 from 49.9% in 2004. The decrease in margin dollars is consistent with the sales shortfall. The margin improvement principally reflects the benefit of the loss of the exclusive catheter fastener business which was slightly lower margined than the average for the line.

        Skin care sales decreased $134,516, or 25.9%, to $383,892 in 2005 from $518,408 in 2004 due to continuing competitive pressure and the loss of several key customers. Skin care gross profit decreased $197,370 to a loss of $99,345 in 2005 from a profit of $98,025 in 2004. Included in the 2005 loss is a provision of $98,000 for severance and lease costs associated with the closure of the skin care manufacturing facility in St. Louis. Excluding the $98,000 provision, the skin care line operated at essentially break even for the second quarter 2005. This performance continues to reflect a highly competitive marketplace characterized by declining market prices and higher internal manufacturing costs associated with increasing material and freight costs and the adverse impact of lower production volumes on operating efficiency and fixed overhead absorption.

Operating Expense

        The following table highlights June 30, 2005 versus June 30, 2004 operating expenses by type:

                                       Quarter Ended June 30,
                                       ----------------------
                                        2005            2004              Variance
                                        ----            ----              --------

     Distribution                   $  340,020      $  256,524       $ 83,496    32.5%
     Marketing                         128,507         121,376          7,131     5.9%
     Sales                             476,958         446,420         30,538     6.8%
     General administrative            954,672         854,484        100,188    11.7%
                                    ----------      ----------       --------

         Total                      $1,900,157      $1,678,804       $221,353    13.2%
                                    ==========      ==========       ========

        Operating expense increased $221,353, or 13.2%, to $1,900,157 in 2005 from $1,678,804 in 2004 including an increase of $38,692, or 2.3%, attributable to exchange associated with a 8.3% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $83,496, or 32.5%, in 2005 versus 2004. Expenses in Canada increased $129,987 (including $7,881 expense related to exchange) while expenses in the U.S decreased $46,491. The increase in Canada was attributable to implementation of the new distribution agreement. Effective June 1, 2005 the new distributor assumed responsibility for order processing, product delivery and inventory maintenance and warehousing. The fee for these services in June 2005 preceded the Company’s plan to offload the corresponding costs of its own distribution network primarily in the area of lease costs, public warehouse fees and other fixed costs resulting in incremental costs for the month. In addition, the Company incurred approximately $52,000 in one-time severance and other related costs associated with the transition to the new distribution agreement. The U.S. decrease was attributable to lower compensation costs associated with running the new U.S. distribution facility opened in March 2004 more cost effectively in 2005 and the absence in 2005 of start up related costs incurred in 2004 associated with bringing the new U.S distribution center on line and closing one of the Company’s other distribution centers.

        Marketing expense increased $7,131, or 5.9%, in 2005 versus 2004. The increase is principally attributable to higher literature and promotion expense in support of the Company’s growth initiatives.

        Sales expense increased $30,538, or 6.8%, in 2005 versus 2004. Expenses in Canada increased $67,416 (including $7,787 expense related to exchange) while expenses in the U.S. decreased $36,878. The increase in Canada is attributable to a higher level of sales support activities consisting principally of travel, convention attendance and sampling to expand market visibility and improve contract compliance and one-time severance and travel costs associated with implementing the new distribution agreement. The U.S. decrease was attributable to lower compensation of approximately $41,000 associated with lower sales representative commissions, lower

Index

manufacturers’ representative commissions due to the discontinuance of manufacturers’ representatives in the second quarter 2004 and an open position in the second quarter 2005. Elimination of a sales database consultant and related expenses generated savings of approximately $17,400. Offsetting these decreases were higher recruiting cost of $14,000 to fill the open position and higher travel expenses of $7,800 associated with the Company’s growth initiatives.

        General administrative expense increased $100,188, or 11.7%, in 2005 versus 2004. Expenses in Canada increased $74,708 (including $23,024 expense related to exchange) while expenses in the U.S. increased $25,480. The increase in Canada reflects one-time costs of $41,700 for severance and other costs associated with implementing the new distribution agreement together with higher compensation costs associated with the hiring of a Director of Materials and Logistics in the second quarter 2005. The U.S. increase principally reflects board of directors fees initiated in January 2005, higher benefit costs and higher travel expense partially offset by the impact of various cost reduction and containment initiatives in the administrative overhead area.

Interest Expense, Net

        Interest expense, net increased $43,790, or 85.1%, to $95,269 in 2005 from $51,479 in 2004. Interest expense in Canada decreased $2,870 (net of $2,726 expense related to exchange) while interest expense in the U.S. increased $45,668. The decrease in Canada reflects lower outstanding line of credit and term loan balances in 2005, partially offset by slightly higher interest rates and fees. Canada’s outstanding line of credit balance was significantly reduced beginning in mid-May 2005 and reached zero by the end of June 2005 through use of the initial one-time positive cash flow generated by implementation of the new distribution agreement. Canada’s term loan was significantly reduced in January 2005 as a result of the pay off of an outstanding irrevocable standby letter of credit issued by the U.S. lender in the amount of $200,000 held by the Canadian lender as additional security for its credit facility. The $200,000 payment was applied to the term loan as a permanent principal reduction against the principal amount due in 2007. The U.S. increase is due to higher outstanding line of credit balances, higher interest rates and higher line of credit fees in 2005 versus 2004. In January 2005, the U.S. operation refinanced its line of credit at a higher overall cost. In addition, in 2004 the Company did not move into a net borrowing position until June 2004.

Other Income/Expense

        Other income/expense increased $25,157 to $18,997 expense in 2005 from $6,160 income in 2004. The increase is primarily driven by foreign exchange losses in Canada and other net miscellaneous expenses in 2005 compared to 2004 that included a couple of one-time gain items related to the sale of excess equipment and slow moving inventory.

Income Taxes

        The Company did not record any tax expense in the second quarter 2005 or 2004 given its net operating losses and/or available net operating loss carryforwards.

Net Income (Loss)

        The Company generated net income of $158,184, or $0.01 income per share basic and $0.01 income per share diluted in 2005, compared to a $330,299 loss, or $0.03 loss per share (basic and diluted) in 2004.

Index

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004.

Results of Operations

Overview

        The following table highlights the six months ended June 30, 2005 versus June 30, 2004 operating results:

                                        Six Months Ended June 30,
                                        -------------------------
                                          2005            2004                  Variance
                                          ----            ----                  --------

     Gross Sales                     $13,447,268     $10,450,881      $ 2,996,387       28.7%
     Adjustments                      (1,619,603)       (507,448)      (1,112,155)     219.2%
                                     ------------    ------------     ------------

     Net sales                        11,827,665       9,943,433        1,884,232       18.9%
     Cost of sales                     8,267,672       7,116,703        1,150,969       16.2%
                                     ------------    ------------     ------------

     Gross profit                      3,559,993       2,826,730          733,263       25.9%
     Gross profit percentage                30.1%           28.4%
     Operating expenses                3,581,212       3,923,859         (342,647)      (8.7%)
     Interest expense, net               179,853          98,146           81,707       83.3%
     Other (income) expense, net        (146,204)        111,490         (257,694)       -
                                     ------------    ------------     ------------

     Total expenses                    3,614,861       4,133,495         (518,634)      12.5%
     Loss before income taxes            (54,868)     (1,306,765)       1,251,897       95.8%
     Provision for income taxes             -               -                -           -
                                     ------------    ------------     ------------

     Net loss                        $   (54,868)    $(1,306,765)     $ 1,251,897       95.8%
                                     ============    ============     ============

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

                                           Six Months Ended June 30,
                                           -------------------------
                                            2005             2004
                                            ----             ----

          Gross Sales                  $13,447,268      $10,450,881
                                       ------------     ------------

          Trade rebates                 (1,495,734)        (374,632)
          Medicaid rebates                 (13,420)         (23,742)
          Returns and allowances           (38,494)         (33,249)
          Cash discounts                   (71,955)         (75,825)
                                       ------------     ------------

          Total adjustments             (1,619,603)        (507,448)
                                       ------------     ------------

          Net sales                    $11,827,665      $ 9,943,433
                                       ============     ============

        Trade rebates increased significantly in the first half 2005 versus 2004 due to the Company’s implementing an exclusive third party distribution agreement in the second quarter 2005 for its Canadian business, continuing growth of rebate intensive U.S. private label sales and a general increase in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. Implementing the third party distribution agreement was responsible for approximately $972,000 of the increase as the majority of the Canadian sales represent contract business subject to rebate. Canadian sales subject to rebate were made in May and June 2005, while payment of rebates on these sales did not commence until July 2005. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were comparable period to period and on balance reflect a normal level of activity. The slight decrease in cash discounts

Index

reflects the Company’s efforts to tighten its discount terms while experiencing a trend in sales growth towards larger customers that routinely take advantage of available discount terms.

Rebate Reserve Roll Forward

        A six month roll forward of the trade rebate accruals at June 30, 2005 and 2004 is outlined below:

                                              Six Months Ended June 30,
                                              -------------------------
                                                 2005          2004
                                                 ----          ----

          Beginning balance - January 1      $  235,200     $ 212,000
          Rebates paid                         (367,471)     (418,632)
          Rebates accrued                     1,495,734       374,632
                                             -----------    ----------

          Ending balance - June 30           $1,363,463     $ 168,000
                                             ===========    ==========

        The $1,128,263 net increase in the first half 2005 trade rebate reserve reflects the $972,000 incremental reserve associated with implementing the third party distribution agreement in Canada during the second quarter 2005 coupled with lower rebates paid due to extended rebate payment terms with two large customers. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates, nor has there been any material prior period related adjustments to the trade rebate accruals in 2005. The $44,000 decrease in the first half 2004 trade rebate reserve reflects the work down of a higher than normal beginning accrual balance due to significant sales of product subject to rebate in December 2003 and January 2004 coupled with a decrease in the amount of corresponding sales subject to rebate in the following months as customers worked down their existing inventory levels. This decrease was partially offset by the commencement of extended rebate payment terms with two large customers during the first half of 2004.

Net Sales and Gross Margin

        The following table highlights the June 30, 2005 versus June 30, 2004 product line net sales and gross profit:

                                        Six Months Ended June 30,
                                        -------------------------
                                          2005        2004                Variance
                                          ----        ----                --------
     Product Line Net Sales
     ----------------------

     Wound care                      $ 9,751,483      $7,064,952       $2,686,531       38.0%
     Wound closure and fasteners       1,298,271       1,898,268         (599,997)     (31.6%)
     Skin care                           777,911         980,213         (202,302)     (20.6%)
                                     ------------     -----------      -----------

         Total                       $11,827,665      $9,943,433       $1,884,232       18.9%
                                     ============     ===========      ===========

     Product Line Gross Profit
     -------------------------

     Wound care                      $ 2,990,814      $1,692,918       $1,297,896       76.7%
     Wound closure and fasteners         663,262         936,404         (273,142)     (29.2%)
     Skin care                           (94,083)        197,408         (291,491)       -
                                     ------------     -----------      -----------

         Total                       $ 3,559,993      $2,826,730       $  733,263       25.9%
                                     ============     ===========      ===========

        Wound care sales increased $2,686,531, or 38.0%, to $9,751,483 in 2005 from $7,064,952 in 2004. The increase is attributable to a basic wound care increase of $2,551,446, or 51.8%. This increase was driven by a significant increase in Canadian basic wound care sales of $2,497,077 comprised of growth of $2,170,819 and favorable exchange of $326,258 (reflecting a 7.4% strengthening of the Canadian dollar) while U.S. sales increased $54,369, or 6.4%. The Canadian sales growth was driven by a one-time benefit of approximately $1,840,000 related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter coupled with normal growth of $330,819, or 8.1%, due

Index

principally to improved contract compliance and improving sales in the home healthcare market partially offset by the loss of contract business in the eastern provinces due to competitive pressure. Advanced wound care sales increased $135,085, or 6.3%, to $2,271,835 in 2005 from $2,136,750 in 2004. This increase was driven by continued growth of the Company’s private label sales to U.S. customers and improving Dermagran sales. These increases were partially offset by lower former Kimberly-Clark branded and private label product sales attributable to competitive pressure and the absence in 2005 of the 2004 buy-in of product that preceded closure of the Kimberly-Clark manufacturing facility and transfer of the equipment to the Company’s facility in Canada and lower silver product sales as customer demand for these products remain soft.

        Wound care gross profit increased $1,297,896, or 76.7%, to $2,990,814 in 2005 from $1,692,918 in 2004. Gross profit margin increased to 30.7% in 2005 from 24.0% in 2004. Approximately $600,000 of the increased gross margin dollars relates to the one-time sale of inventory to fill the new Canadian distributor’s pipeline. The balance of the margin dollar increase and improved gross margin are due to the increase in sales and the flow through of lower basic wound care costs negotiated in 2004, lower advanced wound care costs associated with manufacturing the former Kimberly-Clark products in-house versus the acquisition related negotiated costing used in 2004 and the non-recurrence of one-time advanced wound care private label manufacturing start-up costs incurred in the second quarter 2004, and a one-time $59,400 inventory write-off in the first quarter 2004.

        Wound closure and fastener sales decreased $599,997, or 31.6%, to $1,298,271 in 2005 from $1,898,268 in 2004. A reduction of approximately $540,000 in sales of certain catheter fasteners in 2005 versus 2004 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 is primarily responsible for the decrease. Lower other catheter sales due to competitive pressure partially offset by a slight increase in suture strip sales are responsible for the balance of the sales decrease.

        Wound closure and fastener gross profit decreased $273,142, or 29.2% to $663,262 in 2005 from $936,404 in 2004. Gross profit margins improved to 51.1% in 2005 from 49.3% in 2004. The decrease in margin dollars is consistent with the sales shortfall. The margin improvement principally reflects the benefit of the loss of the exclusive catheter fastener business, which was slightly lower margined than the average for the line.

        Skin care sales decreased $202,302, or 20.6%, to $777,911 in 2005 from $980,213 in 2004 due to continuing competitive pressure and the loss of several key customers. Skin care gross profit decreased $291,491 to a loss of $94,083 in 2005 from a profit of $197,408 in 2004. Included in the 2005 loss is a provision of $98,000 for severance and lease costs associated with the decision in the second quarter to close the skin care manufacturing facility in St. Louis to improve cost efficiency. Excluding the $98,000 provision, the skin care line operated at essentially break even for the first half of 2005. This performance continues to reflect a highly competitive marketplace characterized by declining market prices and higher internal manufacturing costs associated with increasing material and freight costs and the adverse impact of lower production volumes on operating efficiency and fixed overhead absorption.

Operating Expense

        The following table highlights June 30, 2005 versus June 30, 2004 operating expenses by type:

                                   Six Months Ended June 30,
                                   -------------------------
                                     2005            2004                 Variance
                                     ----            ----                 --------

     Distribution                $  584,687      $  563,449       $  21,238      3.8%
     Marketing                      225,302         209,272          16,030      7.7%
     Sales                          932,172         903,093          29,079      3.2%
     General administrative       1,839,051       2,248,045        (408,994)   (18.2%)
                                 -----------     -----------      ----------

         Total                   $3,581,212      $3,923,859       $(342,647)    (8.7%)
                                 ===========     ===========      ==========

        Operating expense decreased $342,647, or 8.7% to $3,581,212 in 2005 from $3,923,859 in 2004 including an increase of $102,401, or 2.6% attributable to exchange associated with a 7.4% strengthening of the Canadian dollar on the Canadian operations.

Index

        Distribution expense increased $21,238, or 3.8% in 2005 versus 2004. Expenses in Canada increased $136,342 (including $14,887 expense related to exchange) while expenses in the U.S. decreased $115,104. The increase in Canada was attributable to implementation of the new distribution agreement. Effective June 1, 2005 the new distributor assumed responsibility for order processing, product delivery and inventory maintenance and warehousing. The fee for these services in June 2005 preceded the Company’s plan to offload the corresponding fixed costs of its own distribution network resulting in incremental costs for the month. In addition, the Company incurred approximately $52,000 in one-time severance and other related costs associated with the transition to the new distribution agreement. The U.S. decrease reflects the impact of the U.S. distribution integration initiative that took place in the first half of 2004 when the Company closed one facility and moved its St. Louis distribution center out of the skin care manufacturing facility into a new dedicated distribution center located nearby. The decrease in expense reflects the non recurrence of approximately $60,000 of one-time costs to close one of the distribution centers and various start-up related expenses associated with bringing the new distribution center opened in March 2004, on-line. Partially offsetting these expense reductions were higher lease costs associated with the new, larger distribution center.

        Marketing expense increased $16,030, or 7.7% in 2005 versus 2004. The increase is principally attributable to higher literature and promotion expense in support of the Company’s growth initiatives.

        Sales expense increased $29,079, or 3.2% in 2005 versus 2004. Expenses in Canada increased $93,329 (including $13,979 expense related to exchange) while expenses in the U.S. decreased $64,250. The increase in Canada is attributable to a higher level of sales support activities consisting principally of travel, convention attendance and sampling to expand market visibility and improve contract compliance and one-time severance and travel costs associated with implementing the new distribution agreement. The U.S. decrease was attributable to lower compensation of approximately $45,000 associated with lower sales representative commissions, lower manufacturers’ representative commissions due to the decision to discontinue the use of manufacturers’ representatives in the second quarter 2004 and an open position in the second quarter 2005. Elimination of a sales database consultant and related expenses generated savings of approximately $30,300. Partially offsetting these decreases were higher recruiting and travel costs.

        General and administrative expense decreased $408,994, or 18.2% in 2005 versus 2004. Expenses in Canada decreased $385,801 (net of $73,534 expense related to exchange) while expenses in the U.S. decreased $23,193. The decrease in Canada reflects the non-recurrence in 2005 of a $450,000 charge for employee termination costs recorded in the first quarter 2004. Partially offsetting this decrease were one-time costs of $41,700 for severance and other costs associated with implementing the new distribution agreement together with higher compensation costs associated with the hiring of a Director of Materials and Logistics in the second quarter 2005. In the aggregate, other general administrative expenses were essentially flat period to period. The decrease in the U.S. reflects the non-recurrence in 2005 of a $42,600 bad debt write-off taken in the first quarter 2004 coupled with lower public relations, legal and regulatory costs due to cost containment efforts. These savings were partially offset by higher Sarbanes Oxley related accounting fees and higher information technology costs associated with the Company’s decision in early 2004 to invest resources in this area to upgrade its hardware and overall systems capabilities.

Interest Expense, Net

        Interest expense, net increased $81,707, or 83.3%, to $179,853 in 2005 from $98,146 in 2004. Interest expense in Canada decreased $2,425 (net of $4,980 expense related to exchange) while interest expense in the U.S. increased $80,658. The decrease in Canada reflects lower outstanding line of credit and term loan balances in 2005, partially offset by slightly higher interest rates and fees. Canada’s outstanding line of credit balance was significantly reduced beginning in mid-May 2005 to zero by the end of June 2005 through the use of the initial one-time positive cash flow generated by implementation of the new distribution agreement. Canada’s term loan was significantly reduced in January 2005 as a result of the pay off of an outstanding irrevocable standby letter of credit issued by the U.S. lender in the amount of $200,000 held by the Canadian lender as additional security for its credit facility. The $200,000 payment was applied to the term loan as a permanent principal reduction against the principal amount due in 2007. The increase in the U.S. is due to higher outstanding line of credit balances, higher interest rates and higher line of credit fees in 2005 versus 2004. In January 2005, the U.S. refinanced its line of credit at a higher overall cost. In addition, in 2004 the Company did not move into a net borrowing position until June 2004.

Index

Other Income/Expense

        Other income/expense increased $257,694 to $146,204 income in 2005 from $111,490 expense in 2004. The increase is primarily driven by $164,300 of income relative to a distribution agreement upset fee recorded in the first quarter 2005 and the non-recurrence in 2005 of $94,428 in obsolete equipment write-offs recorded in the first quarter 2004. Aside from these items the net impact of miscellaneous income and expense items was comparable period to period.

Income Taxes

        The Company did not record any tax expense in the first half 2005 or 2004 given its net operating losses and available net operating loss carryforwards.

Net Loss

        The Company incurred a net loss of $54,868, or $0.00 loss per share (basic and diluted) in the first half 2005 compared to a $1,306,765 loss, or $0.14 loss per share (basic and diluted) in the first half 2004.

Liquidity and Capital Resources

Operational Overview

        In the first half of 2005, sales of the Company’s U.S. private label products continued to increase at a slower than planned rate. In addition, the Company continues to experience competitive sales pressure in its U.S. skin care, silver and basic wound care business. Conversely, Dermagran and Canadian basic wound care sales exceeded plan.

        In the second quarter 2005, the Company realized a significant one-time benefit associated with entering into an exclusive distribution agreement for its products in Canada. In connection with implementing the agreement in the second quarter 2005, the Company realized estimated one time net sales, gross margin and net income of $1,840,000, $600,000 and $495,000, respectively, related to the sale to the new distributor of its existing inventory required to stock the new distributor’s pipeline, less the Company’s one time costs to dismantle its existing distribution network. Further, implementation of the agreement resulted in an estimated one-time positive cash flow benefit of $2,705,000 stemming from prospective lower receivable and inventory requirements coupled with the net income realized.

        As expected, the Company has realized the benefit of its major manufacturing and sourcing initiatives completed in 2004. Notwithstanding the adverse impact of sales pricing and mix on margins, the Company has realized an improvement in its overall gross margin percentage in 2005 stemming from lower product costs. In an effort to enhance manufacturing efficiency and competitiveness, the Company decided to shut down its relatively inefficient skin care manufacturing facility and outsource the manufacture of these products. A $98,000 reserve was recorded to cost of sales in the second quarter to cover the initial cost of closure. An agreement was signed in July 2005 to outsource the manufacture of the Company’s skin care products.

        Excluding one-time costs in both periods and the impact of exchange, 2005 operating costs were essentially flat with 2004 reflecting an effort to restrain expenses to the extent possible without adversely affecting the underlying infrastructure previously put in place to support planned growth.

        Excluding a one-time gain of $164,300 related to a distribution agreement upset fee, the first quarter 2005 net loss was $377,352. Excluding the one-time gain of $495,000 associated with the implementation of the new distribution agreement and the $98,000 expense associated with the closure of the skin care manufacturing facility, the second quarter 2005 net loss was $238,816. Adjusting for one-time items, the loss for the first half of 2005 was $616,168 versus $54,868, as reported. Notwithstanding the benefit of the Canadian distribution agreement on liquidity, this performance continues to put pressure on the Company’s overall liquidity. In response, the Company will continue to focus on, and take the steps necessary to accelerate sales growth while properly aligning operating expenses with expected revenues.

Index

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

        On February 25, 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Offering proceeds were used to fund the acquisition of the Kimberly-Clark Corporation wound care business and for general working capital purposes. Offering proceeds of $1,961,797, net of offering expenses of $198,203, were received.

        On September 24, 2004, the Company settled litigation brought against it and its wholly owned Canadian subsidiary by a former executive relative to the executive’s termination of employment. Pursuant to the settlement, the Company agreed to pay the sum of $269,500 over a period of seven months and extend the expiration date of previously granted options to purchase 500,000 shares of the Company’s common stock at $0.50 per share from May 9, 2004 to September 30, 2006. The settlement costs, together with estimated other costs associated with the termination aggregating $301,600, were charged against the reserve established in March 2004 to cover the estimated cost of the litigation. The balance due the former employee was fully paid as of April 2005.

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

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,220,774, net of $159,226 in offering expenses, were used for working capital. The offering was initiated in December 2004. In 2004, the Company sold 1,555,000 units and received offering proceeds of $681,359, net of $78,641 in offering expenses. In 2005, the Company sold 1,205,000 units and received offering proceeds of $539,415, net of $80,585 in offering expenses.

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

        On May 9, 2005 the Company entered into a five-year agreement expiring May 1, 2010 with a Canadian company to serve as the exclusive distributor of its products in Canada. Effective June 1, 2005 the distributor assumed responsibility for order processing, product delivery and maintenance and warehousing of sufficient inventory to meet order fulfillment requirements. With respect to sales made by the distributor to the Company’s contract customers in its capacity as a servicing agent, the Company will pay the distributor a distribution fee and a specified incentive for growth (as achieved). The Company will reimburse the distributor for the difference between the price paid by the distributor and the Company’s contract price with its customer upon submission by the distributor of a rebate report. With respect to sales made by the distributor to its customers, the distributors’ compensation will consist solely of the excess of the proceeds over the cost of the product and the Company will not be responsible for payment of any distribution fee. Further, the agreement requires the distributor to meet specified minimum sales growth targets of 15%, 12%, 12% and 12% in the first four years and private label product purchase

Index

targets failing which the Company may cancel the agreement. The Company believes that the agreement will provide better service to its customers throughout Canada and greater opportunity for prospective sales and profit growth.

        In connection with implementing the agreement, the Company sold to the distributor its existing inventory of saleable finished product on hand and will sell all saleable finished product it committed to manufacture prior to signing of the agreement for delivery by the Company through September 2005 at the agreed upon prices to initially stock and maintain its distribution pipeline. It is expected the Company’s saleable finished product commitments will be fulfilled by October 2005 at which time the distributor will begin to receive product based upon its initial orders placed with the Company beginning in June 2005. Other than the one-time sale in May and June 2005 of its existing inventory on hand, which is estimated to represent two to two and one-half months sales, prospective sales are expected to resume historical trends affected only by existing market conditions and the growth opportunities inherent in the agreement. Given economic order quantities and normal lead times associated with the products sold to the distributor, it is expected that a two to three month safety stock will be required prospectively by the distributor to maintain required customer service requirements. In addition, the Company incurred one-time costs consisting of severance and other costs to dismantle its distribution capabilities and sub-lease its distribution warehouse. A summary of the estimated one-time benefit and costs of the agreement recognized in the three months ended June 30, 2005 is outlined below:

                         Net Sales          $1,840,000
                         Cost of Sales       1,240,000
                                            ----------

                         Gross Profit          600,000
                         Expenses              105,000
                                            ----------

                         Pretax Income      $  495,000
                                            ==========

        Further, implementation of the agreement resulted in an estimated one-time positive cash flow benefit of $2,705,000 stemming from lower receivable and inventory requirements going forward and the one-time pretax income benefit of the sale of existing saleable finished product inventory on hand to the distributor.

        In June 2005, the Company announced its intention to close its skin care manufacturing facility in St. Louis, Missouri and outsource the facility’s production with a view to reducing overhead and improving cost competitiveness. Facility closure and transition to the new supplier are expected to be complete by the end of September 2005.

        As of June 30, 2005, the Company recorded a charge of $98,000 for estimated severances and lease costs associated with the closure. The existing equipment will either be transferred to the Company’s Toronto, Canada facility, leased to the supplier or sold. Other one-time closure related costs estimated at $50,000, consisting principally of facility clean up, inventory write-offs and equipment write-offs and ongoing estimated monthly lease and facility maintenance costs of $7,500, net of existing committed lease cost and estimated sub-lease income through lease expiration on January 31, 2007, will be expensed as incurred.

        In June 2005 in connection with implementation of the new distribution agreement, the Company sub-leased its Canadian distribution center through June 2008 at its existing rates and terms. The sub-lessee has the right to continue leasing the facility after June 2008 on a month to month basis with the Company’s approval or extend the lease term for up to two additional years. The Company’s lease expires August 2009. Total payments under the sub-lease agreement through June 2008 aggregate approximately $360,000.

Cash Flow

        At June 30, 2005 and December 31, 2004, the Company had cash and cash equivalents on hand of $362,941 and $46,508, respectively. The $316,433 increase represents a timing difference that results from net cash provided by operating activities of $2,340,865 partially offset by net cash used in financing activities of $1,973,346, net cash used in investing activities of $36,881 and cash used as a result of exchange rate changes of $14,205. Subject to constraints surrounding the movement of cash between legal entities, the Company’s objective is to

Index

maintain minimum cash balances on hand while using available funds to pay down its outstanding line of credit balances.

        Net cash provided by operating activities stems from an estimated $2,705,000 positive cash infusion associated with implementation of the Canadian distribution agreement in the second quarter 2005 partially offset by estimated cash used in ongoing operations of $381,000 (exclusive of a one-time distribution upset fee gain of $164,300 and the $98,000 provision for closure of the skin care manufacturing facility). Of the estimated $381,000 cash used in operations, approximately $125,000 represented cash burn (net losses less non cash items) and the balance of approximately $256,000 represented cash used from the net change in operating assets and liabilities. Replenishment of lower than normal inventory levels for several key products was the major driver behind the net change in ongoing operating assets and liabilities. Cash provided by operations of approximately $17,000 and increases in receivables and other assets related to the $164,300 distribution upset fee also contributed.

        Net cash used in financing activities principally reflects the use of the funds generated from operating activities to pay down the Company’s outstanding line of credit balance by $2,084,029. Other uses pertain to the debt repayment of $312,142, including, in addition to normal scheduled payments, a one-time payment of $200,000 in January 2005 related to the payoff of the outstanding standby letter of credit issued by the U.S. lender in favor of the Company’s Canadian lender as additional security for the Company’s credit facility and deferred financing costs of $116,590 related to refinancing the U.S. line of credit in January 2005. Partially offsetting these cash uses were net proceeds of $539,415 from the sale of common stock in the first quarter 2005.

        Net cash used in investing activities of $36,881 reflects modest capital investment of $61,879 consistent with the Company’s plan to limit capital expenditures to that necessary to continue running the business until operational performance improves, less proceeds from the sale of excess equipment.

Working Capital

        Working capital increased $188,159, or 6.6%, at June 30, 2005 to $3,037,755 from $2,849,596 at December 31, 2004. The increase reflects the net impact of the cash inflows and outflows outlined in the Cash Flow section above.

Financing Arrangements – United States

        On January 31, 2005 the Company entered into a three year revolving credit facility agreement (the “New Agreement”) with a new U.S. lender for a maximum principal amount of $2,000,000. The New Agreement replaces a $2,000,000 revolving credit facility that expired on January 31, 2005 with the previous U.S. lender. At January 31, 2005 maximum potential advances under the New Agreement were approximately $1,700,000. On January 31, 2005, the Company applied advances of approximately $1,300,000 under the New Agreement in satisfaction of the prior U.S. lender’s outstanding obligations. Future advances will be utilized to fund strategic initiatives and general working capital requirements. The Company incurred loan origination and legal fees of approximately $147,300 in connection with the implementation of the New Agreement. These fees have been deferred and are being amortized to interest expense over the three year term of the New Agreement.

        The Company may request advances under the New Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At June 30, 2005 the effective interest rate was 8.51%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

Index

        Maximum potential advances under the New Agreement at June 30, 2005 were $1,696,779. Advances outstanding against the line were $693,325 at June 30, 2005, leaving an additional $1,003,454 available for borrowing.

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

        Based upon consolidated operating results for March and April 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenant under the New Agreement. The U.S. lender agreed to waive these covenant violations. Effective June 30, 2005 the Company and the U.S. lender agreed to prospectively amend the Company’s monthly minimum EBITDA and fixed change ratio covenants to better align these covenants with expected performance. The Company incurred fees of $10,000 associated with the granting of the covenant amendments. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

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

Index

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

Financing Arrangements — Canada

        In September 2004, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $1,795,000 ($2,200,000 Canadian) with its Canadian lender. The Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $897,000 ($1,100,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 5.25% for Canadian dollar advances and 7.50% for U.S. dollar denominated advances at June 30, 2005. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. Maximum potential advances under the Canadian agreement at June 30, 2005 were $492,000. Advances outstanding against the Canadian agreement were zero at June 30, 2005, leaving an additional $492,000 available for borrowing.

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $408,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        At June 30, 2005 Derma Sciences Canada was out of compliance with its minimum working capital covenant. The violation occurred due to the adverse impact on Derma Sciences Canada’s working capital associated with accelerating repayment of an inter company loan and extending credit terms on regular inter company trade receivables to the U.S. parent in June 2005 in an effort to optimize the use of the positive cash flow associated with implementing the new distribution agreement in Canada. The violation has been corrected and the Canadian lender agreed to waive the covenant violation at June 30, 2005.

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

Index

The recently signed exclusive distribution agreement in Canada represents an opportunity for sales and profit growth in the second half of 2005. In the first half of 2005, the Company began to realize the benefit of lower basic wound care product costs negotiated in mid-2004 and lower advanced wound care costs associated with the commencement in late 2004 of in-house manufacture of a wide range of products using the equipment purchased from Kimberly-Clark Corporation. Further, over the balance of 2005 the Company expects to benefit from the non-recurrence of the one-time costs incurred in the last half of 2004 associated with bringing the manufacture of the Kimberly-Clark products on line. Steps have been taken to reduce operating expenses wherever possible and to limit incremental spending in this area to that necessary to support existing operations. Operational expenditures will continue to be closely monitored and adjusted as necessary to ensure alignment with expected sales and margin growth.

        Capital spending has been, and will continue to be, limited to that necessary to maintain current operations until the Company’s financial performance improves. The Company will continue to closely monitor inventory levels with the objective of reducing its investment in inventory wherever possible.

        The Company believes that available funds from expected improving operations and available lines of credit will be sufficient to satisfy the Company’s liquidity requirements for the foreseeable future. If need be, the Company expects that it would be able to secure additional equity funding to improve liquidity. In addition, the Company will continue to evaluate external opportunities to leverage its core capabilities for growth.

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

Revenue Recognition and Adjustments to Revenue

        Revenue is recognized when product is shipped and title passes to the customer and collectability is reasonably assured. When the Company recognizes revenue from the sale of its products, it simultaneously adjusts revenue for estimated trade rebates. A trade rebate represents the difference between the invoice price to the wholesaler and the indirect customer’s contract price. These rebates are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with wholesale and indirect customers and other competitive factors. If the assumptions used to calculate these rebates do not appropriately reflect future activity, the Company’s financial position, results of operations and cash flows could be

Index

impacted. The Company continually monitors the factors that influence these rebates and make adjustments as necessary.

Goodwill

        At June 30, 2005, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Index

Item 3. CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended June 30, 2005, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

DERMA SCIENCES, INC.

Dated: August 12, 2005	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer