Form 10QSB
period 2005-09-30
DERMA SCIENCES, INC.
filed 2005-11-14
CIK 892160

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2005
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: September 30, 2005	Class: Common Stock, par value $.01 per share
Shares Outstanding: 12,285,768

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

Transitional Small Business Disclosure Format (check one):    Yes [  ]   No [X]

Part I

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

Index

Part I - Financial Information

Item 1.  CONDENSED FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

======================================================================================================
                                                                        September 30,     December 31,
                                                                            2005             2004
                                                                        (Unaudited)        (Note 1)
ASSETS
------------------------------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                                            $    624,221     $     46,508
  Accounts receivable, net                                                1,695,053        2,601,092
  Inventories                                                             3,899,766        4,932,232
  Prepaid expenses and other current assets                                 269,782          181,201
------------------------------------------------------------------------------------------------------
Total current assets                                                      6,488,822        7,761,033
Equipment and improvements, net                                           3,467,232        3,662,557
Goodwill                                                                  1,110,967        1,110,967
Other intangible assets, net                                                320,807          383,911
Other assets, net                                                           314,539          132,464
------------------------------------------------------------------------------------------------------
Total Assets                                                           $ 11,702,367     $ 13,050,932
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit borrowings                                            $  1,361,772     $  2,820,284
  Current maturities of long-term debt                                      285,161          247,306
  Accounts payable                                                        1,095,907        1,249,409
  Accrued expenses and other current liabilities                            483,996          594,438
------------------------------------------------------------------------------------------------------
Total current liabilities                                                 3,226,836        4,911,437
Long-term debt                                                              461,233          867,539
Other long-term liabilities                                                  91,522           53,207
------------------------------------------------------------------------------------------------------
Total Liabilities                                                         3,779,591        5,832,183
------------------------------------------------------------------------------------------------------
Commitments
Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at September 30,
  2005 and December 31, 2004 (liquidation preference of $4,210,231 at
  September 30, 2005 and December 31, 2004)                                  22,804           22,804
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 12,285,768 shares at September 30, 2005 and
  11,079,007 shares at December 31, 2004                                    122,858          110,790
Additional paid-in capital                                               19,881,964       19,371,225
Accumulated other comprehensive income -
  cumulative translation adjustments                                        892,943          699,960
Accumulated deficit                                                     (12,997,793)     (12,986,030)
------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                7,922,776        7,218,749
------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                             $ 11,702,367     $ 13,050,932
======================================================================================================

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

======================================================================================================
                                                                            Three months ended
                                                                                September 30,
                                                                            2005             2004
------------------------------------------------------------------------------------------------------
Net sales                                                              $  5,712,457     $  4,969,824
Cost of sales                                                             3,750,384        3,768,367
------------------------------------------------------------------------------------------------------
Gross Profit                                                              1,962,073        1,201,457
------------------------------------------------------------------------------------------------------
Operating expenses                                                        1,831,780        1,393,822
Interest expense, net                                                        75,929           61,242
Other expense (income), net                                                  11,259          (10,252)
------------------------------------------------------------------------------------------------------
Total Expenses                                                            1,918,968        1,444,812
------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes                              43,105         (243,355)
Provision for income taxes                                                    -                -
------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                      $     43,105     $   (243,355)
------------------------------------------------------------------------------------------------------
Income (loss) per common share - basic and fully diluted                      $0.00           $(0.03)
------------------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common share - basic          12,285,768        9,524,007
------------------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common share - fully diluted  15,804,912        9,524,007
======================================================================================================

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

======================================================================================================
                                                                             Nine months ended
                                                                                September 30,
                                                                            2005             2004
------------------------------------------------------------------------------------------------------
Net sales                                                              $ 17,540,122     $ 14,913,257
Cost of sales                                                            12,018,056       10,885,070
------------------------------------------------------------------------------------------------------
Gross Profit                                                              5,522,066        4,028,187
------------------------------------------------------------------------------------------------------
Operating expenses                                                        5,412,992        5,317,681
Interest expense, net                                                       255,782          159,388
Other (income) expense, net                                                (134,945)         101,238
------------------------------------------------------------------------------------------------------
Total Expenses                                                            5,533,829        5,578,307
------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                      (11,763)      (1,550,120)
Provision for income taxes                                                     -                -
------------------------------------------------------------------------------------------------------
Net Loss                                                               $    (11,763)    $ (1,550,120)
------------------------------------------------------------------------------------------------------
Loss per common share - basic and fully diluted                               $0.00           $(0.17)
------------------------------------------------------------------------------------------------------
Shares used in computing loss per common share - basic and fully diluted 12,193,816        9,285,722
======================================================================================================

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

======================================================================================================
                                                                             Nine months ended
                                                                                September 30,
                                                                            2005             2004
------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                                             $    (11,763)    $ (1,550,120)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation of equipment and improvements                             376,994          213,896
     Amortization of intangible assets                                       63,105          138,155
     Amortization of deferred financing costs                                53,791            -
     Provision for bad debts and rebates                                  1,200,909           38,613
     Provision for inventory obsolescence                                    71,918          106,279
     Loss on disposal of equipment                                           14,927          108,121
     Deferred rent expense                                                   30,575            -
     Employee stock options                                                   1,000            -
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (269,664)         243,932
       Inventories                                                          995,571       (1,052,987)
       Prepaid expenses and other current assets                           (121,414)          63,111
       Other assets                                                        (131,031)          11,317
       Accounts payable                                                    (157,107)         549,250
       Accrued expenses and other current liabilities                      (114,912)         176,787
       Other long-term liabilities                                            7,365           37,305
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       2,010,264         (916,341)
------------------------------------------------------------------------------------------------------
Investing Activities
  Cash paid for wound care business                                           -             (376,797)
  Purchase of equipment and improvements                                   (136,001)        (961,866)
  Proceeds from sale of equipment                                            35,629            -
  Short-term investments, restricted                                          -           (1,004,010)
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (100,372)      (2,342,673)
------------------------------------------------------------------------------------------------------
Financing Activities
  Net change in bank lines of credit                                     (1,433,934)       1,122,704
  Deferred financing costs                                                 (116,590)         (60,617)
  Long-term debt repayments                                                (377,449)        (149,946)
  Proceeds from issuance of stock, net of issuance costs                    539,307        1,961,798
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                      (1,388,666)       2,873,939
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      56,487           (3,631)
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        577,713         (388,706)

Cash and cash equivalents
  Beginning of period                                                        46,508          439,837
------------------------------------------------------------------------------------------------------
  End of period                                                        $    624,221     $     51,131
------------------------------------------------------------------------------------------------------

Supplemental cash flow information
  Note payable for acquisition of Kimberly-Clark wound care assets             -        $  1,566,000
  Equipment obtained with capital leases                                       -        $    211,973
======================================================================================================

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

1.    Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the “Company”) are full line providers of wound care, wound closure-fastener and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s U.S. distribution facility is located in St. Louis, Missouri, while the Company’s Canadian distribution function is performed by a third party. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Information included in the condensed balance sheet as of December 31, 2004 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

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

        Long Lived Assets – In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long Lived Assets” the Company reviews its long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

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

        Stock Based Compensation – SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in the determination of stock-based employee compensation expense based on the fair values of the options or to continue to use the intrinsic value method pursuant to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company’s stock options granted to employees equals or exceeds the market price of the underlying common stock on the date of grant, generally no compensation expense is recognized.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

        Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted to employees under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004: risk-free interest rate of 4.25% for the three months ended March 31, 2005 and 3.90% for the three months ended June 30, 2005 and September 30, 2005, respectively, and 4.0% for 2004; dividend yield of 0%; a volatility factor of the expected market price of the Company’s Common Stock of 1.376, 1.353, and 1.326 for the three months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, and 1.463 for 2004; and an expected option life of 5 years.

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

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

                                                    Three Months Ended           Nine Months Ended
                                                    ------------------           -----------------
                                                       September 30,               September 30,
                                                       -------------               -------------
                                                    2005          2004          2005            2004
                                                    ----          ----          ----            ----

   Net income (loss) as reported                 $  43,105     $(243,355)    $  (11,763)    $(1,550,120)
   Pro forma compensation expense - net of tax    (111,153)     (173,736)      (583,541)       (708,084)
                                                 ----------    ----------    -----------    ------------

   Pro forma net loss                            $ (68,048)    $(417,091)     $(595,304)    $(2,258,204)
                                                 ==========    ==========     ==========    ============

   Income (loss) per common share - basic
         As reported                                 $0.00        $(0.03)        $ 0.00          $(0.17)
         Pro forma                                   $0.00        $(0.04)        $(0.05)         $(0.24)

   Income (loss) per common share - diluted
         As reported                                 $0.00        $(0.03)        $ 0.00          $(0.17)
         Pro forma                                   $0.00        $(0.04)        $(0.05)         $(0.24)

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

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

        Revenue Recognition – The Company operates in three segments: wound care, wound closure-fastener and skin care. Sales are recorded when product is shipped, title passes to customers and collectability is reasonably assured. Gross sales are adjusted for cash discounts, returns and allowances, Medicaid rebates and trade rebates in the same period that the related sales are recorded. Freight costs billed to and reimbursed by customers are recorded as a component of revenue. Freight costs to ship product to customers are recorded as a component of cost of sales.

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants and convertible preferred stock in the weighted average number of common shares outstanding for a period, if dilutive. Potential common stock has not been included in the computation of diluted loss per share for the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute income per common share on a fully diluted basis for the three months and nine months ended September 30, 2005 and 2004 (assuming profitability in all periods) are outlined below:

                                                  Three Months Ended             Nine Months Ended
                                                  ------------------             -----------------
                                                     September 30,                 September 30,
                                                     -------------                 -------------
                                                   2005          2004           2005           2004
                                                   ----          ----           ----           ----
   Weighted average common shares
     outstanding - Basic                        12,285,768     9,524,007     12,193,816      9,285,722
                                                ----------    ----------     ----------     ----------

   Potentially dilutive shares:
     Preferred stock                             2,280,407     2,280,407      2,280,407      2,281,659
     Warrants                                      185,373       651,431         63,317        680,309
     Stock options                               1,053,364       912,706        574,683      1,017,484
                                                ----------    ----------     ----------     ----------

       Sub-total potentially dilutive shares     3,519,144     3,844,544      2,918,407      3,979,452
                                                ----------    ----------     ----------     ----------

       Weighted average common
         shares outstanding - Dilutive          15,804,912    13,368,551     15,112,223     13,265,174
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

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

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

3.    Accounts Receivable

        Accounts receivable include the following:

                                                September 30,      December 31,
                                                     2005             2004
                                                     ----             ----

     Trade accounts receivable                   $3,101,017       $2,774,293
     Less:  Allowance for doubtful accounts         (54,242)         (57,090)
            Allowance for trade rebates          (1,443,068)        (164,000)
                                                  ----------       ----------
          Net trade receivables                   1,603,707        2,553,203
     Other receivables                               91,346           47,889
                                                  ----------       ----------

          Total receivables                      $1,695,053       $2,601,092
                                                  ==========       ==========

4.    Inventories

        Inventories include the following:

                                                September 30,      December 31,
                                                     2005             2004
                                                     ----             ----

     Finished goods                              $2,561,791       $3,531,095
     Work in process                                 47,251           71,423
     Packaging materials                            483,094          461,052
     Raw materials                                  807,630          868,662
                                                  ----------       ----------

          Total inventories                      $3,899,766       $4,932,232
                                                  ==========       ==========

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

5.    Equipment and Improvements, net

        Equipment and improvements include the following:

                                                September 30,      December 31,
                                                     2005             2004
                                                     ----             ----

     Machinery and equipment                     $3,473,972       $3,407,073
     Furniture and fixtures                         242,324          196,506
     Leasehold improvements                         737,226          714,992
                                                  ----------       ----------
        Gross equipment and improvements          4,453,522        4,318,571
     Less: accumulated depreciation                (986,290)        (656,014)
                                                  ----------       ----------

        Total equipment and improvements, net    $3,467,232       $3,662,557
                                                  ==========       ==========

        Included in equipment and improvements at September 30, 2005 and December 31, 2004 were machinery and equipment with a cost of $221,518 and $228,518 and accumulated amortization of $46,361 and $22,989, respectively, attributable to leased equipment. Amortization of assets under capital leases is included in depreciation expense.

6.    Other Intangible Assets, net

                                                September 30,      December 31,
                                                     2005             2004
                                                     ----             ----

     Patents and trademarks                       $ 444,067        $ 444,067
     Other intangible assets                        342,797          342,797
                                                  ----------       ----------

          Gross other intangible assets             786,864          786,864
          Less: accumulated amortization           (466,057)        (402,953)
                                                  ----------       ----------

          Other intangible assets, net            $ 320,807        $ 383,911
                                                  ==========       ==========

        Amortization of other intangible assets related to product rights is included in cost of sales.

7.    Other Assets, net

        Other assets, net include the following:

                                                September 30,      December 31,
                                                     2005             2004
                                                     ----             ----

     Deferred financing costs, net                 $110,362        $  60,728
     Deposits                                        67,809           71,736
     Long-term receivable                           100,375             -
     Other                                           35,993             -
                                                  ----------       ----------

          Total other assets, net                  $314,539         $132,464
                                                  ==========       ==========

        Deferred financing costs are being amortized over the terms of the related loan agreement which range from three to five years. The long-term receivable relates to amounts due in connection with a distribution agreement upset fee (see Note 15).

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

8.    Line of Credit Borrowings

        Short-term borrowings include the following:

                                                September 30,      December 31,
                                                     2005             2004
                                                     ----             ----

     U.S. line of credit                         $1,361,772       $1,312,756
     Canadian line of credit                           -           1,507,528
                                                  ----------       ----------

        Total line of credit borrowings          $1,361,772       $2,820,284
                                                  ==========       ==========

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

        The Company may request advances under the New Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At September 30, 2005 the effective interest rate was 9.10%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

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

        Based upon consolidated operating results for March and April 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenants under the New Agreement. The U.S. lender agreed to waive these covenant violations. Effective June 30, 2005 the Company and the U.S. lender agreed to prospectively amend the Company’s monthly minimum EBITDA and fixed charge ratio covenants to better align these covenants with expected performance. The Company incurred fees of $10,000 associated with the granting of the covenant amendments. Based upon consolidated operating results for September 30, 2005, the Company was out of compliance with its EBITDA covenant. The U.S. lender agreed to waive the covenant violation for September 2005 and to work with the Company to evaluate the need for amending the existing covenants going forward. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

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

        Canadian Line of Credit

        As of September 30, 2005, the Company was in the midst of renewing its revolving credit facility with its Canadian lender (the “Canadian Agreement”). Management expects that the renewal will be finalized in the near future. In light of the favorable impact of the new distribution agreement (see Note 17) on the borrowing requirements of the Company's wholly owned Canadian subsidiary, Derma Sciences Canada Inc., the maximum principal amount of the credit facility will be reduced to $653,000 ($800,000 Canadian) in line with its prospective maximum borrowing capacity. No other significant changes to the terms of the Canadian Agreement are expected.

        In September 2004, the Company finalized the annual renewal of the Canadian Agreement for a maximum principal amount of $1,892,000 ($2,200,000 Canadian). Derma Sciences Canada Inc. may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $946,000 ($1,100,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 5.50% for Canadian dollar advances and 8.25% for U.S. dollar denominated advances at September 30, 2005. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $430,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

9.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

                                                September 30,      December 31,
                                                     2005             2004
                                                     ----             ----

     Accrued compensation and related taxes        $125,884          $218,037
     Accrued sales, goods and services taxes         92,546           197,984
     Accrued administrative fees                    200,411           107,916
     Accrued closure costs                           32,810                 -
     Other                                           32,345            70,501
                                                  ----------       ----------

        Total accrued expenses and other
          current liabilities                      $483,996          $594,438
                                                  ==========       ==========

10.    Long-Term Debt

        Long-term debt includes the following:

                                                September 30,      December 31,
                                                     2005             2004
                                                     ----             ----

     Canadian term loan                            $593,291       $   916,805
     Capital lease obligations                      153,103           198,040
                                                  ----------       ----------

          Total debt                                746,394         1,114,845
     Less:  current maturities                      285,161           247,306
                                                  ----------       ----------

          Long-term debt                           $461,233       $   867,539
                                                  ==========       ==========

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 5.75% at September 30, 2005. The term loan is secured by all tangible and intangible assets of Derma Canada and is subject to the same financial covenants applicable to the Canadian operating line of credit (see Note 8).

        The Company has three capital lease obligations for certain distribution and computer equipment totaling $153,103. The capital leases bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

11.    Shareholders’ Equity

      Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at September 30, 2005. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at September 30, 2005. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

        There are 619,055 shares of series C convertible preferred stock outstanding at September 30, 2005. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at September 30, 2005. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

      Common Stock

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,220,666, net of $159,334 in offering expenses, were used for working capital. The offering commenced prior to December 31, 2004. During 2005, the Company sold 1,205,000 units at $0.50 per unit and received total offering proceeds of $539,307, net of $80,693 in offering expenses. As of December 31, 2004, the Company had sold 1,555,000 units at $0.50 per unit and received total offering proceeds of $681,359, net of $78,641 in offering expenses.

      Stock Options

        During the three and nine months ended September 30, 2005, the Company granted stock options at fair market value as follows:

                                                      Number of       Per Share
                                                    Granted Stock      Exercise
                                                      Options           Price
                                                      -------           -----

     Three months ended March 31, 2005                1,021,000         $0.50
     Three months ended June 30, 2005                   465,000         $0.42
     Three months ended September 30, 2005               40,000         $0.67
                                                      ---------

     Total for nine months ended September 30, 2005   1,526,000
                                                      =========

        There were no other changes in outstanding options during the nine months ended September 30, 2005.

      Stock Purchase Warrants

        During the three months ended March 31, 2005, the Company issued 1,205,000 series G warrants in conjunction with the private offering discussed above. The Company’s 1,870,007 series E warrants expired unexercised on July 18, 2005.

        At September 30, 2005, the Company had warrants outstanding to purchase 4,069,441 shares of the Company’s common stock as outlined below:

    Series       Number of Warrants      Exercise Price    Expiration Date
    ------       ------------------      --------------    ---------------

       F              1,309,441               $0.57        January 6, 2007
       G              2,760,000               $1.05        December 31, 2008

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

      Shares Reserved for Future Issuance

        At September 30, 2005, the Company had reserved the following shares of common stock for future issuance:

    Convertible preferred shares (series A - D)                 2,280,407
    Common stock options outstanding                            5,990,655
    Common stock options available for grant                      246,000
    Common stock warrants (series F - G)                        4,069,441
                                                                ---------

    Total common stock shares reserved                         12,586,503
                                                               ==========

12.    Comprehensive Income (Loss)

        The Company’s comprehensive income (loss) was as follows:

                                                    Three Months Ended          Nine Months Ended
                                                    ------------------          -----------------
                                                       September 30,              September 30,
                                                       -------------              -------------
                                                     2005         2004         2005            2004
                                                     ----         ----         ----            ----

    Net income (loss) as reported                  $ 43,105    $(243,355)    $(11,763)    $(1,550,120)
    Other comprehensive (loss) income:
        Foreign currency translation adjustment     259,721      227,270      192,983         206,448
                                                    -------     ---------     --------     -----------

    Comprehensive income (loss)                    $302,826    $ (16,085)    $181,220     $(1,343,672)
                                                    =======     =========     ========     ===========

13.    Operating Segments

        The Company consists of three operating segments: wound care, wound closure-fasteners and skin care. Products in the wound care segment consist of basic and advanced dressings, ointments and sprays designed to treat wounds. Wound closure-fastener products include wound closure strips, nasal tube fasteners, a variety of catheter fasteners and net dressings. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care/ hygiene programs.

        Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. The manufacture of advanced wound care wound closure-fastener products and skin care products are primarily outsourced. Basic wound care products are manufactured in-house. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

        Segment net sales and gross profit for the three months and nine months ended September 30, 2005 and 2004 were as follows:

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

                                 Three Months Ended September 30, 2005
                                 -------------------------------------
                                        Wound
                                       Closure-                                         Total
                        Wound Care     Fasteners     Skin Care     Other Costs         Company
                        ----------     ---------     ---------     -----------         -------

Net sales               $4,684,049    $  657,471    $  370,937            -          $ 5,712,457
                         ---------     ---------     ---------      -----------       -----------

Gross profit             1,606,267       333,916        21,890            -            1,962,073
Total expenses             -               -              -        $(1,918,968)       (1,918,968)
                                                                                      -----------

Net income                                                                           $    43,105
                                                                                      ===========

Net long-lived assets   $3,453,218         -        $1,203,288     $   242,500      $ 4,899,006
                         =========     =========     =========      ===========       ===========

                                 Three Months Ended September 30, 2004
                                 -------------------------------------
                                        Wound
                                       Closure-                                         Total
                        Wound Care     Fasteners     Skin Care     Other Costs         Company
                        ----------     ---------     ---------     -----------         -------

Net sales               $3,733,166    $  725,930    $  510,728            -          $ 4,969,824
                         ---------     ---------     ---------      -----------       -----------

Gross profit               705,303       368,217       127,937            -            1,201,457
Total expenses               -             -              -        $(1,444,812)       (1,444,812)
                                                                                      -----------

Net loss                                                                             $   (243,355)
                                                                                      ===========

Net long-lived assets   $3,644,730         -        $1,344,394     $   271,222       $ 5,260,346
                         =========     =========     =========      ===========       ===========

                                  Nine Months Ended September 30, 2005
                                  -------------------------------------
                                        Wound
                                       Closure-                                         Total
                        Wound Care     Fasteners     Skin Care     Other Costs         Company
                        ----------     ---------     ---------     -----------         -------

Net sales              $14,435,532    $1,955,742    $1,148,848            -          $17,540,122
                         ---------     ---------     ---------      -----------       -----------

Gross profit (loss)      4,597,081       997,178       (72,193)           -            5,522,066
Total expenses             -               -              -        $(5,533,829)      $(5,533,829)
                                                                                      -----------

Net loss                                                                             $   (11,763)
                                                                                      ===========

Net long-lived assets   $3,453,218         -         $1,203,288    $   242,500       $ 4,899,006
                         =========     =========      ==========    ===========       ===========

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

                                  Nine Months Ended September 30, 2004
                                  -------------------------------------
                                        Wound
                                       Closure-                                         Total
                        Wound Care     Fasteners     Skin Care     Other Costs         Company
                        ----------     ---------     ---------     -----------         -------

Net sales              $10,798,118    $2,624,198    $1,490,941            -          $14,913,257
                        ----------     ---------     ---------      -----------       -----------

Gross profit             2,398,221     1,304,621       325,345            -            4,028,187
Total expenses                -            -              -        $(5,578,307)       (5,578,307)
                                                                                      -----------

Net loss                                                                             $(1,550,120)
                                                                                      ===========
Net long-lived assets   $3,644,730         -         $1,344,394    $   271,222       $  5,260,346
                         =========     =========      ==========    ===========       ===========

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

        For the nine months ended September 30, 2005 the skin care segment gross profit (loss) includes a $106,000 charge for closure of the Company’s soap and lotion manufacturing facility in St. Louis, Missouri.

        The following table presents net sales by geographic region.

                   Three Months Ended      Nine Months Ended
                   ------------------      -----------------
                      September 30,          September 30,
                      -------------          -------------
                      2005     2004          2005     2004
                      ----     ----          ----     ----

    United States      46%      51%           42%      53%
    Canada             51%      46%           54%      43%
    Other               3%       3%            4%       4%

        Canada net sales for the nine months ended September 30, 2005 represent a higher percentage of total net sales compared with 2004 as a result of the one-time benefit of approximately $1,840,000 related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for the Company’s Canadian subsidiary in the second quarter 2005 (see footnote 17).

        The following table presents net long-lived assets by geographic region.

                         September 30,    September 30,
                         -------------    -------------
                             2005             2004
                             ----             ----
    United States         $1,779,843       $2,060,025
    Canada                 3,094,001        3,162,588
    Other                     25,162           37,733
                           ---------        ---------

          Total           $4,899,006       $5,260,346
                           =========        =========

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

14.    Income Taxes

        The provision for income taxes has been offset during the third quarter of 2005 and 2004 and the nine months ended September 30, 2005 and 2004 by the utilization of the Company’s net operating losses. No benefit has been recorded as the realization of the net operating losses is not assured.

        At December 31, 2004, the Company has net operating loss carryforwards of approximately $8,300,000 for federal income tax purposes that expire in years 2012 through 2024. For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates. The most significant net operating loss is in New Jersey, site of the Company’s domicile. This state presently has a moratorium on the use of net operating losses. As of December 31, 2004, the Company has foreign (primarily Canadian) net operating loss carryforwards of approximately $1,065,000 which begin to expire in 2009. The timing in which the Company can utilize its U.S. net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards, a full valuation allowance has been provided for all periods presented.

15.    Distribution Agreement Upset Fee

        In August 2004, the Company’s exclusive distribution agreement for certain catheter fasteners expired and was not renewed by the manufacturer. Sales and gross profit of these catheter fasteners for the three and nine months ended September 30, 2005 and 2004 were as follows:

                           Three Months Ended           Nine Months Ended
                           ------------------           -----------------
                             September 30,                September 30,
                             -------------                -------------
                          2005         2004            2005         2004
                          ----         ----            ----         ----

    Sales                $18,000     $148,000        $113,300     $772,200
    Gross profit          $9,700      $68,000         $55,900     $350,500

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

16.    Employee Termination Costs

        On March 9, 2004 the Company terminated the employment of its Executive Vice President and President of its Derma Sciences Canada Inc. subsidiary. Thereupon, the former employee initiated litigation against the Company for wrongful termination. The Company recorded an estimated charge of $450,000 representing severance, benefits and other costs potentially recoverable by the employee. The charge was recorded against general administrative expense in the statement of operations. The liability was initially recorded to the extent of $225,000 in other current liabilities and to the extent of $225,000 in other long-term liabilities in the balance sheet.

        On September 24, 2004, the Company settled the subject litigation. In accordance with the settlement, the Company extended the expiration date of previously granted options to purchase 500,000 shares of the Company’s common stock at $0.50 per share from May 9, 2004 to September 30, 2006. The settlement costs, and other costs associated with the termination and modification of the previously granted options, totaling $301,600 were recorded in general and administrative expense in the 2004 consolidated statement of operations.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

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

        Effective June 1, 2005 the distributor assumed responsibility for customer service, product delivery and maintenance and warehousing of sufficient inventory to meet agreed upon order fulfillment requirements. On an ongoing basis, the distributor will place inventory replenishment orders with the Company at agreed upon prices, 120 days in advance of scheduled delivery. Unless amended, each order becomes non-cancelable 90 days in advance of scheduled delivery.

        With respect to sales made by the distributor to the Company’s contract customers in its capacity as a servicing agent, the Company will pay the distributor an agreed upon distribution fee and a specified incentive for growth (as achieved). The Company will reimburse the distributor for the difference between the price paid by the distributor and the Company’s contract price with its customer upon submission by the distributor of an agreed upon rebate report. With respect to sales made by the distributor to its customers, the distributors’ compensation will consist solely of the excess of the proceeds over the cost of the product and the Company will not be responsible for payment of any distribution fee. Further, the agreement requires the distributor to meet specified minimum sales growth targets of 15%, 12%, 12% and 12% in the first four years and private label product purchase targets failing which the Company may cancel the agreement. The Company believes that the agreement will provide better service to its customers throughout Canada and greater opportunity for sales growth.

        In connection with implementing the agreement, the Company sold to the distributor its existing inventory of saleable finished product on hand and will sell all saleable finished product it committed to manufacture prior to signing of the agreement for delivery by the Company through September 2005 at the agreed upon prices to initially stock and maintain its distribution pipeline. It is expected the Company’s saleable finished product commitments will be fulfilled by October 2005 at which time the distributor will begin to receive product based upon its initial orders placed with the Company beginning in June 2005. Other than the one-time sale in May and June 2005 of its existing inventory on hand which is estimated to represent two to two and one-half months sales, prospective sales are expected to resume historical trends affected only by existing market conditions and the growth opportunities inherent in the agreement. Given economic order quantities and normal lead times associated with the products sold to the distributor, it is expected that a two to three month safety stock will be required prospectively by the distributor to maintain required customer service requirements. In addition, the Company incurred one-time costs consisting of severance and other costs to dismantle its distribution capabilities and sub-lease its distribution warehouse. A summary of the estimated one-time benefit and cost of the agreement recognized in the nine months ended September 30, 2005 is outlined below:

                   Net Sales                 $1,840,000
                   Cost of Sales              1,240,000
                                              ---------

                   Gross Profit                 600,000
                   Expenses                     105,000
                                              ---------

                   Pretax Income             $  495,000
                                              =========

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

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004.

Results of Operations

Overview

        The 2005 and 2004 operating results include Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the term Canadian operations is used throughout this discussion in reference to the operations of Derma Sciences Canada Inc. and the term U.S. operations is used throughout this discussion in reference to the Company’s U.S. operations.

        The Company engages in the manufacture, marketing and sale of three dermatological product lines consisting of wound care, wound closure and fasteners and skin care. The wound care line is composed of basic and advanced wound care products. Basic wound care consists of gauze dressings, packing strips, impregnated gauze dressings, abdominal pads, laparotomy sponges, burn dressings and bandages. Advanced wound care products consist of ointments, silver dressings, calcium alginate dressings, hydrogel dressings, hydrocolloid dressings and foam dressings. The wound closure and fastener line consists of wound closure strips and a variety of catheter fasteners. The skin care line consists of bath sponges, skin cleansers, soaps, hair and body washes and moisturizers.

        The following table highlights the quarters ended September 30, 2005 versus 2004 operating results:

                                       Quarter Ended September 30,
                                       ---------------------------
                                          2005           2004               Variance
                                          ----           ----       ---------------------

Gross Sales                           $6,825,971     $5,254,203     $1,571,768      29.9%
Adjustments                           (1,113,514)      (284,379)      (829,135)    291.6%
                                       ---------      ---------      ---------

Net sales                              5,712,457      4,969,824        742,633      14.9%
Cost of sales                          3,750,384      3,768,367        (17,983)     (0.5%)
                                       ---------      ---------      ---------

Gross profit                           1,962,073      1,201,457        760,616      63.3%
Gross profit percentage                     34.3%          24.2%
Operating expenses                     1,831,780      1,393,822        437,958      31.4%
Interest expense, net                     75,929         61,242         14,687      24.0%
Other expense (income), net               11,259        (10,252)        21,511       -
                                       ---------      ---------      ---------

Total expenses                         1,918,968      1,444,812        474,156      32.8%
Income (loss) before income taxes         43,105       (243,355)       286,460
Provision for income taxes                  -              -              -          -
                                       ---------      ---------      ---------

Net income (loss)                     $   43,105     $ (243,355)    $  286,460       -
                                       =========      =========      =========

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month at September 30, 2005, the trade rebate reserve would be overstated by approximately $165,000. If the normal rebate cycle were two months at September 30, 2005, the trade rebate reserve would be understated by approximately $330,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        Medicaid rebates are accrued monthly based upon recent historical activity and reconciled quarterly based upon receipt of rebate reports from participating state agencies. Returns and allowances and cash discounts have historically been accounted for on a cash basis, which approximates accrual based accounting given the month-to- month consistency of these charges.

        Gross to net sales adjustments comprise the following:

                                              Quarter Ended September 30,
                                              ---------------------------
                                                  2005             2004
                                                  ----             ----
Gross Sales                                  $6,825,971       $5,254,203
                                              ---------        ---------

Trade rebates                                (1,053,717)        (223,796)
Medicaid rebates                                 (8,717)         (12,511)
Returns and allowances                          (11,640)         (10,896)
Cash discounts                                  (39,440)         (37,176)
                                              ---------        ---------

Total adjustments                            (1,113,514)        (284,379)
                                              ---------        ---------

Net sales                                    $5,712,457       $4,969,824
                                              =========        =========

        Trade rebates increased significantly in the third quarter 2005 versus 2004 due to the Company’s implementing an exclusive third party distribution agreement in the second quarter 2005 for its Canadian business, continuing growth of rebate intensive U.S. private label sales and a general increase in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. Implementing the third party distribution agreement was responsible for approximately $780,000 of the increase as the majority of the Canadian sales represent contract business subject to rebate. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were comparable period to period and on balance reflect a normal level of activity. The slight increase in cash discounts reflects the growth of sales to larger customers that routinely take advantage of available discount terms.

Rebate Reserve Roll Forward

        A quarterly roll forward of the trade rebate accruals at September 30, 2005 and 2004 is outlined below:

                                              Quarter Ended September 30,
                                              ---------------------------
                                                  2005             2004
                                                  ----             ----

Beginning balance - July 1                   $1,363,463         $168,000
Rebates paid                                   (965,657)        (190,747)
Rebates accrued                               1,047,754          219,103
                                              ---------          -------

Ending balance - September 30                $1,445,560         $196,356
                                              =========          =======

        The $82,097 increase in the third quarter 2005 trade rebate reserve reflects a $159,745 increase to $1,131,813 in the reserve associated with the commencement of the Company’s third party distribution agreement in Canada during the second quarter 2005 partially offset by a higher level of scheduled U.S. private label rebate payments during the third quarter 2005 which served to significantly reduce the outstanding balance owed. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates, nor has there been any material prior period related adjustments to the trade rebate accrual in the third quarter 2005. The $28,356 increase in the third quarter 2004 trade rebate reserve reflects the continued growth of the rebate intensive U.S. private label business coupled with the commencement of extended payment terms with two large customers, partially offset by the work down of a higher than normal trade rebate accrual balance due to significant sales of product subject to rebate earlier in the year.

Index

Net Sales and Gross Margin

        The following table highlights the September 30, 2005 versus 2004 product line net sales and gross profit:

                                Quarter Ended September 30,
                                ---------------------------
                                   2005           2004              Variance
                                   ----           ----        ---------------------
Product Line Net Sales
----------------------

Wound care                     $4,684,049      $3,733,166     $950,883       25.5%
Wound closure and fasteners       657,471         725,930      (68,459)      (9.4%)
Skin care                         370,937         510,728     (139,791)     (27.4%)
                                ---------       ---------     --------

    Total                      $5,712,457      $4,969,824     $742,633       14.9%
                                =========       =========      =======

Product Line Gross Profit
-------------------------

Wound care                     $1,606,267      $  705,303     $900,964      127.7%
Wound closure and fasteners       333,916         368,217      (34,301)      (9.3%)
Skin care                          21,890         127,937     (106,047)     (82.9%)
                                ---------       ---------     --------

    Total                      $1,962,073      $1,201,457     $760,616       63.3%
                                =========       =========      =======

        Wound care sales increased $950,883, or 25.5%, to $4,684,049 in 2005 from $3,733,166 in 2004. The increase is attributable to a basic wound care increase of $606,742, or 21.9%. This increase was driven by an increase in Canadian basic wound care sales of $595,385 comprised of growth of $390,945 and favorable exchange of $204,440 (reflecting a 8.2% strengthening of the Canadian dollar) while U.S. sales increased $11,357, or 2.4%. The Canadian sales growth was driven by the exclusive distribution agreement that commenced in the second quarter 2005. The U.S. sales performance reflects the relatively stable demand for these products. Advanced wound care sales increased $344,142, or 35.8%, to $1,305,803 in 2005 from $961,661 in 2004. This increase was principally driven by continued growth of the Company’s private label sales to U.S. customers together with higher Dermagran and former Kimberly-Clark product sales. This increase was partially offset by lower silver advanced wound care product sales which, while improving in the third quarter 2005, were $85,077 less than sales in the third quarter 2004.

        Wound care gross profit increased $900,964, or 127.7%, to $1,606,267 in 2005 from $705,303 in 2004. Gross profit margin increased to 34.3% in 2005 from 18.9% in 2004. The margin dollar increase and improved gross margin percentage are due to the increase in sales and the flow through of lower basic wound care costs negotiated in 2004, lower silver dressing costs associated with sourcing from a new supplier, lower advanced wound care costs associated with manufacturing the former Kimberly-Clark products in-house versus the acquisition related negotiated costing used in 2004 and the non-recurrence of one-time Kimberly-Clark equipment transfer, start-up and product validation costs incurred in the third quarter 2004. Also contributing was the transfer of approximately $90,000 of freight costs to distribution expense. Excluding the benefit of the freight expense reclassification, wound care margins would have been 32.4%. In connection with the implementation of the exclusive distribution agreement for the Company’s products in Canada in the second quarter 2005, the distributor took over responsibility for all distribution costs. Outbound freight costs previously recorded as part of cost of sales are now being absorbed by the distributor and charged back to the Company as part of its overall distribution fee which is recorded in distribution expense.

        Wound closure and fastener sales decreased $68,459, or 9.4%, to $657,471 in 2005 from $725,930 in 2004. A reduction of approximately $124,000 in sales of certain catheter fasteners in 2005 versus 2004 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 is primarily responsible for the decrease. Higher suture strip and catheter fastener sales due to improving demand served to partially mitigate the decrease.

Index

        Wound closure-fastener gross profit decreased $34,301, or 9.3%, to $333,916 in 2005 from $368,217 in 2004. Gross profit margins were essentially unchanged at 50.8% in 2005 versus 50.7% in 2004. The decrease in margin dollars is consistent with the sales shortfall.

        Skin care sales decreased $139,791, or 27.4%, to $370,937 in 2005 from $510,728 in 2004 due to continuing competitive pressure and the loss of several key customers. Skin care gross profit decreased $106,047 to $21,890 in 2005 from $127,937 in 2004. The Company completed the closure of its skin care manufacturing operation at the end of August 2005 and commenced outsourcing these products to a third party supplier. The lower margin dollars and percentage experienced during the quarter reflect continuation of high cost manufacturing for half the quarter coupled with a number of one-time costs associated with the closure. Skin care margins are expected to improve going forward once the Company works through its higher cost inventory on hand and begins to realize the full benefit of the facility’s closure.

Operating Expense

        The following table highlights September 30, 2005 versus 2004 operating expenses by type:

                                  Quarter Ended September 30,
                                  ---------------------------
                                      2005           2004                Variance
                                      ----           ----         ---------------------

     Distribution                $  389,807     $  243,232        $146,575        60.3%
     Marketing                       90,700         57,785          32,915        57.0%
     Sales                          458,569        444,852          13,717         3.1%
     General administrative         892,704        647,953         244,751        37.8%
                                  ---------      ---------         -------

         Total                   $1,831,780     $1,393,822        $437,958        31.4%
                                  =========      =========         =======

        Operating expense increased $437,958, or 31.4%, to $1,831,780 in 2005 from $1,393,822 in 2004 including an increase of $36,339, or 2.6%, attributable to exchange associated with an 8.2% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $146,575, or 60.3%, in 2005 versus 2004. Expenses in Canada increased $167,026 (including $8,487 expense related to exchange) while expenses in the U.S decreased $20,451. The increase in Canada was attributable to implementation of the new distribution agreement. Effective June 1, 2005 the new distributor assumed responsibility for customer service, product delivery and inventory maintenance and warehousing while, to the extent possible, the Company eliminated its internal costs for these services. The distributor charges the Company a distribution fee each month based on a fixed percentage of eligible distributor net sales of the Company’s product to end users. The $158,539 increase (excluding exchange) is attributable to an estimated $108,000 of freight and customer service costs being included in the distribution fee and recorded as distribution expense that the Company previously recorded (when it internally provided distribution services) as cost of sales (freight) and general and administrative expense (customer service). The balance of approximately $50,500 represents the cost of maintaining a temporary distribution warehouse until such time as these activities can be integrated into existing leased manufacturing space estimated at $33,000 together with slightly higher overall distributor fees versus the Company’s previous internal costs. The U.S. decrease was attributable to lower compensation costs associated with running the new U.S. distribution facility opened in March 2004 more cost effectively in 2005 and the absence in 2005 of start up related costs incurred in 2004 associated with bringing the new U.S distribution center on line.

        Marketing expense increased $32,915, or 57.0%, in 2005 versus 2004. The increase is principally attributable to higher literature, promotion and product development expense in support of the Company’s growth initiatives.

Index

        Sales expense increased $13,717, or 3.1%, in 2005 versus 2004. Expenses in Canada increased $8,211 (including $7,913 expense related to exchange) while expenses in the U.S. increased $5,506. The slight increase in Canada (excluding exchange) is attributable to a higher level of sales support activities consisting principally of travel, convention attendance and sampling to expand market visibility and improve contract compliance offset by elimination of one sales position and related expenses in the second quarter 2005 as a result of the new distribution agreement. The U.S. increase was attributable to higher compensation and commissions of $12,500 associated with hiring two new sales representatives (one replacement and one new position), one-time recruiting fees of $28,000 and higher travel costs of $7,000. Partially offsetting these increases were savings of $20,000 related to the elimination of a sales database consultant and related expenses, lower sample costs of $12,000 and lower manufacturers’ representative commissions of $10,000 due to the discontinuance of manufacturers’ representatives in the second quarter of 2005.

        General administrative expense increased $244,751, or 37.8%, in 2005 versus 2004. Expenses in Canada increased $201,467 (including $7,393 expense related to exchange) while expenses in the U.S. increased $43,284. The increase in Canada reflects the non-recurrence of a $123,600 employee termination settlement gain recognized in the third quarter 2004 (original settlement expense was recorded in the first quarter 2004) coupled with higher compensation costs related to the hiring of a director of materials and logistics in the second quarter 2005 together with higher travel, computer and professional services expenses. Partially offsetting these increases was an estimated benefit of $18,000 related to the elimination of the customer service department in the second quarter 2005 in connection with commencement of the new exclusive distribution agreement. The U.S. increase principally reflects board of directors fees initiated in January 2005, increased compensation associated with the retention of an employee formerly part of the skin care manufacturing team (facility closed in August 2005) to serve as supervisor of materials and logistics and higher benefit, travel and professional service expenses.

Interest Expense

        Interest expense increased $14,687, or 24.0%, to $75,929 in 2005 from $61,242 in 2004. Interest expense in Canada decreased $17,944 (net of $2,865 expense related to exchange) while interest expense in the U.S. increased $32,631. The decrease in Canada reflects lower outstanding line of credit and term loan balances in 2005, partially offset by slightly higher interest rates and fees. Canada’s outstanding line of credit balance was significantly reduced beginning in mid-May 2005 and reached zero by the end of June 2005 through use of the initial one-time positive cash flow generated by implementation of the new distribution agreement. Canada’s term loan was significantly reduced in January 2005 as a result of the pay off of an outstanding irrevocable standby letter of credit issued by the U.S. lender in the amount of $200,000 held by the Canadian lender as additional security for its credit facility. The $200,000 payment was applied to the term loan as a permanent principal reduction against the principal amount due in 2007. The U.S. increase is due to higher outstanding line of credit balances, higher interest rates and higher line of credit fees in 2005 versus 2004. In January 2005, the U.S. operation refinanced its line of credit at a higher overall cost.

Other Income/Expense

        Other expense increased $21,511 to $11,259 expense in 2005 from $10,252 income in 2004. The increase is primarily driven by losses on fixed asset disposals related to the closure of the skin care manufacturing facility and higher storage and demurrage charges associated with a trucker’s strike in Canada in 2005 compared to 2004 that included a favorable exchange gain partially offset by higher state taxes.

Income Taxes

        The Company’s provision for income taxes in the third quarter 2005 and 2004 was offset by the utilization of net operating losses.

Net Income (Loss)

        The Company generated net income of $43,105, or $0.00 per share (basic and diluted) in the third quarter 2005, compared to a $243,355 loss, or $0.03 loss per share (basic and diluted) in the third quarter 2004.

Index

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

Results of Operations

Overview

        The following table highlights the nine months ended September 30, 2005 versus 2004 operating results:

                               Nine Months Ended September 30,
                               -------------------------------
                                   2005              2004                  Variance
                                   ----              ----         -----------------------

Gross Sales                    $20,273,239       $15,705,084      $ 4,568,155       29.1%
Adjustments                     (2,733,117)         (791,827)      (1,941,290)     245.2%
                                ----------        ----------       ----------

Net sales                       17,540,122        14,913,257        2,626,865       17.6%
Cost of sales                   12,018,056        10,885,070        1,132,986       10.4%
                                ----------        ----------       ----------

Gross profit                     5,522,066         4,028,187        1,493,879       37.1%
Gross profit percentage               31.5%             27.0%
Operating expenses               5,412,992         5,317,681           95,311        1.8%
Interest expense, net              255,782           159,388           96,394       60.5%
Other (income) expense, net       (134,945)          101,238         (236,183)       -
                                ----------        ----------       ----------

Total expenses                   5,533,829         5,578,307          (44,478)       0.8%
Loss before income taxes           (11,763)       (1,550,120)       1,538,357       99.2%
Provision for income taxes             -                -                -           -
                                ----------        ----------       ----------

Net loss                       $   (11,763)      $(1,550,120)     $ 1,538,357       99.2%
                                ==========        ==========       ==========

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

                                         Nine Months Ended September 30,
                                         -------------------------------
                                              2005             2004
                                              ----             ----

      Gross Sales                         $20,273,239      $15,705,084
                                           ----------       ----------

      Trade rebates                        (2,549,451)       (598,428)
      Medicaid rebates                        (22,137)        (36,253)
      Returns and allowances                  (50,134)        (44,145)
      Cash discounts                         (111,395)        (113,001)
                                           ----------       ----------

      Total adjustments                    (2,733,117)       (791,827)
                                           ----------       ----------

      Net sales                           $17,540,122     $14,913,257
                                           ==========      ==========

        Trade rebates increased significantly in the first nine months of 2005 versus 2004 due to the Company’s implementing an exclusive third party distribution agreement in the second quarter 2005 for its Canadian business, continuing growth of rebate intensive U.S. private label sales and a general increase in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. Implementing the third party distribution agreement was responsible for approximately $1,752,000 of the increase as the majority of the Canadian sales represent contract business subject to rebate. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were comparable period to period and on balance reflect a normal level of activity. The slight decrease in cash discounts reflects the Company’s efforts to tighten its discount terms while experiencing a trend in sales growth towards larger customers that routinely take advantage of available discount terms.

Index

Rebate Reserve Roll Forward

        A nine month roll forward of the trade rebate accruals at September 30, 2005 and 2004 is outlined below:

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                 2005             2004
                                                 ----             ----

     Beginning balance - January 1          $   235,200         $212,000
     Rebates paid                            (1,318,658)        (589,333)
     Rebates accrued                          2,529,018          573,689
                                              ---------          -------

     Ending balance - September 30           $1,445,560         $196,356
                                              =========          =======

        The $1,210,360 net increase in rebates the first nine months of 2005 reflects a $1,131,000 incremental reserve associated with implementing the third party distribution agreement in Canada during the second quarter 2005 coupled with lower rebates paid due to extended rebate payment terms with two large customers. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates, nor has there been any material prior period related adjustments to the trade rebate accruals in 2005. The $15,644 decrease in the first nine months of 2004 trade rebate reserve reflects the work down of a higher than normal beginning accrual balance due to significant sales of product subject to rebate in December 2003 and January 2004 coupled with a decrease in the amount of corresponding sales subject to rebate in the following months as customers worked down their existing inventory levels. This decrease was partially offset by the commencement of extended rebate payment terms with two large customers during the first half of 2004.

Net Sales and Gross Margin

        The following table highlights the September 30, 2005 versus 2004 product line net sales and gross profit:

                                Nine Months Ended September 30,
                                -------------------------------
                                    2005           2004                  Variance
                                    ----           ----          ----------------------
Product Line Net Sales
----------------------

Wound care                       $14,435,532     $10,798,118     $3,637,414       33.7%
Wound closure and fasteners        1,955,742       2,624,198       (668,456)     (25.5%)
Skin care                          1,148,848       1,490,941       (342,093)     (22.9%)
                                  ----------      ----------      ---------

    Total                        $17,540,122     $14,913,257     $2,626,865       17.6%
                                  ==========      ==========      =========

Product Line Gross Profit
-------------------------

Wound care                       $ 4,597,081     $ 2,398,221     $2,198,860       91.7%
Wound closure and fasteners          997,178       1,304,621       (307,443)     (23.6%)
Skin care                            (72,193)        325,345       (397,538)       -
                                  ----------      ----------      ---------

    Total                        $ 5,522,066     $ 4,028,187     $1,493,879       37.1%
                                  ==========      ==========      =========

        Wound care sales increased $3,637,414, or 33.7%, to $14,435,532 in 2005 from $10,798,118 in 2004. The increase is principally attributable to a basic wound care increase of $3,158,187, or 41.0%. This increase was driven by a significant increase in Canadian basic wound care sales of $3,092,462 comprised of growth of $2,574,376 and favorable exchange of $518,086 (reflecting a 7.5% strengthening of the Canadian dollar) while U.S. sales increased $65,725, or 5.0%. The Canadian sales growth was driven by a one-time benefit of approximately $1,740,000 (excluding foreign exchange benefit) related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter coupled with normal growth of $834,376, or 13.5%, due principally to improved contract compliance and the improved market visibility afforded by the new exclusive distribution agreement effective June 1, 2005. Advanced wound care sales increased $479,228, or 15.5%, to $3,577,639 in 2005 from $3,098,411 in 2004. This increase was driven by continued growth of the Company’s private label sales to U.S. customers. These increases were partially offset by lower former Kimberly-Clark private label product sales attributable to competitive pressure and lower silver product sales which, while improving in the third quarter 2005, were $170,544 less than in 2004.

Index

        Wound care gross profit increased $2,198,860, or 91.7%, to $4,597,081 in 2005 from $2,398,221 in 2004. Gross profit margin increased to 31.8% in 2005 from 22.2% in 2004. Approximately $600,000 of the increased gross margin dollars relates to the one-time sale of inventory to fill the new Canadian distributor’s pipeline. The balance of the margin dollar increase and improved gross margin percentage are due to the increase in sales and the flow through of lower basic wound care costs negotiated in 2004, lower silver dressing costs associated with sourcing from a new supplier, lower advanced wound care costs associated with manufacturing the former Kimberly-Clark products in-house versus the acquisition related negotiated costing used in much of 2004, the non-recurrence of one-time advanced wound care private label manufacturing and Kimberly-Clark equipment transfer start-up and product validation costs incurred in 2004, and the non-recurrence of a one-time $59,400 inventory write-off in the first quarter 2004. Also contributing was the transfer of approximately $120,000 of freight costs out of cost of sales to distribution expense in 2005. Excluding the benefit of the freight expense reclassification, 2005 wound care margins would have been 31.0%. In connection with the implementation of the exclusive distribution agreement for the Company’s products in Canada in the second quarter 2005, the distributor took over responsibility for all distribution costs. Outbound freight costs previously recorded as part of cost of sales are now being incurred by the distributor and charged back to the Company as part of its overall distribution fee.

        Wound closure and fastener sales decreased $668,456, or 25.5%, to $1,955,742 in 2005 from $2,624,198 in 2004. A reduction of approximately $664,000 in sales of certain catheter fasteners in 2005 versus 2004 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 is primarily responsible for the decrease. Lower catheter fastener sales due to competitive pressure partially offset by a slight increase in suture strip sales is responsible for the balance of the sales decrease.

        Wound closure and fastener gross profit decreased $307,443, or 23.6%, to $997,178 in 2005 from $1,304,621 in 2004. Gross profit margins improved to 51.0% in 2005 from 49.7% in 2004. The decrease in margin dollars is consistent with the sales shortfall. The margin improvement principally reflects the benefit of the loss of the exclusive catheter fastener business, which was slightly lower margined than the average for the line.

        Skin care sales decreased $342,093, or 22.9%, to $1,148,848 in 2005 from $1,490,941 in 2004 due to continuing competitive pressure and the loss of several key customers. Skin care gross profit decreased $397,538 to a loss of $72,193 in 2005 from a profit of $325,345 in 2004. The Company completed the closure of its skin care manufacturing operation on schedule at the end of August 2005 and commenced outsourcing the manufacture of its skin care products from a third party supplier. Included in the 2005 loss are one-time costs of approximately $106,000 associated with the closure of the facility. Excluding these one-time costs, the skin care line generated a positive gross margin of approximately $34,000 for the first nine months of 2005. Skin care margins are expected to improve going forward once the Company works through its higher cost inventory on hand and begins to realize the full benefit of the facility’s closure.

Operating Expense

        The following table highlights September 30, 2005 versus 2004 operating expenses by type:

                               Nine Months Ended September 30,
                               -------------------------------
                                     2005           2004                Variance
                                     ----           ----         -------------------
     Distribution                $  974,494     $  806,681       $167,813      20.8%
     Marketing                      316,002        267,057         48,945      18.3%
     Sales                        1,390,741      1,347,945         42,796       3.2%
     General administrative       2,731,755      2,895,998       (164,243)     (5.7%)
                                  ---------      ---------        -------

         Total                   $5,412,992     $5,317,681       $ 95,311       1.8%
                                  =========      =========        =======

Index

        Operating expense increased $95,311, or 1.8%, to $5,412,992 in 2005 from $5,317,681 in 2004 including an increase of $137,266, or 2.6%, attributable to exchange associated with a 7.9% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $167,813, or 20.8%, in 2005 versus 2004. Expenses in Canada increased $303,368 (including $24,083 expense related to exchange) while expenses in the U.S. decreased $135,555. The increase in Canada was attributable to implementation of the new distribution agreement. Effective June 1, 2005 the new distributor assumed responsibility for customer service, product delivery and inventory maintenance and warehousing while, to the extent possible, the Company eliminated its internal cost for these services. The distributor charges the Company a distribution fee each month based on a fixed percentage of eligible distributor net sales of the Company’s products to end users. The $279,285 increase (excluding exchange) is attributable to an estimated $144,000 of freight and customer service costs being included in the distribution fee and recorded as distribution expense that the Company previously recorded (when it internally provided distribution services) as cost of sales (freight) and general and administrative (customer service). In addition, the Company incurred approximately $52,000 in one-time severance and other related costs associated with the transition to the new distribution agreement. The balance of the increase relates to the cost of maintaining a temporary distribution warehouse until such time that these activities can be integrated into existing leased manufacturing space, incremental transition related expenses and slightly higher distributor fees versus the Company’s previous internal costs. The U.S. decrease principally reflects the benefit of closing one of the Company’s distribution facilities in April 2004 and the non-recurrence in 2005 of approximately $60,000 of one-time costs to close the facility and various incremental start-up related expenses associated with bringing the new U.S. distribution center which opened in March 2004, on-line. Partially offsetting these expense reductions were higher lease costs associated with the new, larger U.S. distribution center.

        Marketing expense increased $48,945, or 18.3%, in 2005 versus 2004. The increase is principally attributable to higher literature, promotion and product development expense in support of the Company’s growth initiatives.

        Sales expense increased $42,796, or 3.2%, in 2005 versus 2004. Expenses in Canada increased $101,540 (including $22,516 expense related to exchange) while expenses in the U.S. decreased $58,744. The increase in Canada is attributable to a higher level of sales support activities consisting principally of travel, convention attendance and sampling to expand market visibility and improve contract compliance and one-time severance and travel costs associated with implementing the new distribution agreement. The U.S. decrease was attributable to lower compensation of $45,000 associated with lower sales representative commissions due to timing, lower manufacturers’ representative commissions due to the decision to discontinue the use of manufacturers’ representatives in the second quarter 2005 partially offset by the addition of a new sales representative in September 2005, elimination of a sales database consultant and related expenses in early 2005 generated savings of $50,000 and lower sampling expense of $10,000, also contributed. Partially offsetting these decreases were higher recruiting expenses of $28,000 and travel costs of $17,000.

        General and administrative expense decreased $164,243, or 5.7%, in 2005 versus 2004. Expenses in Canada decreased $184,333 (net of $90,667 expense related to exchange) while expenses in the U.S. increased $20,090. The $275,000 decrease (excluding exchange) in Canada principally reflects the non-recurrence in 2005 of a $326,400 charge for employee termination costs, a benefit of $24,000 related to the elimination of the customer service department in the second quarter 2005 in connection with the commencement of the new distribution agreement and generally lower miscellaneous spending in an effort to contain costs. Partially offsetting these decreases were one-time costs of $41,700 for severance and other costs associated with implementing the new distribution agreement together with higher compensation costs of $46,000 associated with the hiring of a director of materials and logistics in the second quarter 2005. The increase in the U.S. reflects board of directors fees of $50,000 initiated in 2005, higher information technology costs of $18,000 associated with an upgrade of the Company’s hardware and overall systems capabilities, incremental Sarbanes Oxley related fees of $30,000 and travel of $10,000, partially offset by the non-recurrence in 2005 of a $42,600 bad debt write-off taken in the first quarter 2004 coupled with lower public relations, legal and regulatory costs due to cost containment efforts.

Index

Interest Expense

        Interest expense increased $96,394, or 60.5%, to $255,782 in 2005 from $159,388 in 2004. Interest expense in Canada decreased $20,369 (net of $8,071 expense related to exchange) while interest expense in the U.S. increased $116,763. The $28,440 decrease in Canada (excluding exchange) reflects lower outstanding line of credit and term loan balances in 2005, partially offset by slightly higher interest rates and fees. Canada’s outstanding line of credit balance was significantly reduced beginning in mid-May 2005 to zero by the end of June 2005 through the use of the initial one-time positive cash flow generated by implementation of the new distribution agreement. Canada’s term loan was significantly reduced in January 2005 as a result of the pay off of an outstanding irrevocable standby letter of credit issued by the U.S. lender in the amount of $200,000 held by the Canadian lender as additional security for its credit facility. The $200,000 payment was applied to the term loan as a permanent principal reduction against the principal amount due in 2007. The increase in the U.S. is due to higher outstanding line of credit balances, higher interest rates and higher line of credit fees in 2005 versus 2004. In January 2005, the U.S. refinanced its line of credit at a higher overall cost. In addition, in 2004 the U.S. operation did not move into a net borrowing position until June 2004.

Other Income/Expense

        Other income increased $236,183 to $134,945 income in 2005 from $101,238 expense in 2004. The 2005 net income was comprised of a gain plus interest of $176,000 related to a distribution agreement upset fee recorded in the first quarter 2005 and license fee income of $14,000 less unfavorable exchange of $22,000, fixed asset write-offs of $22,000 and miscellaneous net expense of $11,000. The 2004 net expense was comprised of fixed asset write-offs of $83,000, reversal of a prior year gain on sale of $14,000 and miscellaneous net expense of $4,000.

Income Taxes

        The Company did not record any tax expense in the first nine months of 2005 or 2004 given its net operating losses and available net operating loss carryforwards.

Net Loss

        The Company incurred a net loss of $11,763, or $0.00 loss per share (basic and diluted), in the first nine months of 2005 compared to a $1,550,120 loss, or $0.17 loss per share (basic and diluted), in the first nine months of 2004.

Liquidity and Capital Resources

Operational Overview

        In the first nine months of 2005, overall sales have not met expectations. Adjusted for one-time items, lost business and foreign exchange, period-to-period sales growth was approximately 6%. Sales in Canada have exceeded expectations as the Company has focused on contract compliance, exploring opportunities in other market segments (other than its traditional strength in the acute care segment) and working closely with its new exclusive distributor to capitalize on sales growth opportunities presented by this new relationship. Sales in the U.S. are essentially flat period to period. Growth in the private label area has effectively been offset by softness in the skin care area of the business, while Dermagran, basic wound care and wound closure-fastener sales have remained relatively stable.

        In the second quarter 2005, the Company realized a significant one-time benefit associated with entering into an exclusive distribution agreement for its products in Canada. In connection with implementing the agreement in the second quarter of 2005, the Company realized estimated one-time net sales, gross margin and net income of $1,840,000, $600,000 and $495,000, respectively, related to the sale to the new distributor of its existing inventory required to stock the new distributor’s pipeline, less the Company’s one-time costs to dismantle its existing distribution network. Further, implementation of the agreement resulted in an estimated one-time positive cash flow benefit of $2,705,000 stemming from prospective lower receivable and inventory requirements coupled with the net income realized.

Index

        As expected, the Company has realized the benefit of its major manufacturing and sourcing initiatives completed in 2004. Notwithstanding the impact of sales pricing and mix on margins, the Company has realized an improvement in its overall gross margin percentage in 2005 stemming from lower product costs.

        In an effort to enhance manufacturing efficiency and competitiveness, the Company decided to shut down its skin care manufacturing facility and outsource the manufacture of these products. An agreement was signed in July 2005 to cost effectively outsource the manufacture of the Company’s skin care products. The Company completed the closure of the skin care manufacturing facility on schedule at the end of August 2005. Excluding one-time costs, the skin care line generated a modest positive gross margin through the first nine months of 2005. Skin care gross margins are expected to improve going forward as the Company works through its existing higher cost inventory on hand and begins to realize the full benefit of the facility’s closure.

        Excluding one-time costs in both periods and the impact of expense reclassifications and exchange, 2005 operating costs were essentially flat versus 2004, reflecting an effort to restrain expenses to the extent possible without adversely affecting the underlying infrastructure previously put in place to support planned growth.

        Excluding a one-time gain of $164,300 related to a distribution agreement upset fee, the first quarter 2005 net loss was $377,352. Excluding the one-time gain of $495,000 associated with the implementation of the new distribution agreement and the $98,000 expense associated with the closure of the skin care manufacturing facility, the second quarter 2005 net loss was $238,816. In the third quarter 2005, excluding additional skin care manufacturing costs of $8,000, the Company generated a profit of $51,105. Adjusting for these one-time items, the loss for the first nine months of 2005 was $565,063 versus $11,763, as reported. Notwithstanding the benefit of improving quarterly performance and the Canadian distribution agreement on liquidity, this performance continues to put pressure on the Company’s overall liquidity. In response, the Company will continue to focus on, and take the steps necessary to accelerate, sales growth while properly aligning operating expenses with expected revenues.

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

Index

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,220,666, net of $159,334 in offering expenses, were used for working capital. The offering was initiated in December 2004. In 2004, the Company sold 1,555,000 units and received offering proceeds of $681,359, net of $78,641 in offering expenses. In 2005, the Company sold 1,205,000 units and received offering proceeds of $539,307, net of $80,693 in offering expenses.

        In 2004, the Company’s exclusive distribution agreement for certain catheter fasteners expired and was not renewed by the manufacturer. In accordance with the Company’s distribution agreement with a major customer for the fasteners, if the customer subsequently enters into an agreement with the manufacturer to distribute these products, then the customer would be required to pay the Company an upset fee of $200,000 in forty-eight monthly installments of $4,167. As of January 2005, the customer advised the Company that it had entered into an agreement with the manufacturer to distribute the catheter fasteners and that it was liable for payment of the upset fee. In January 2005, the Company discounted the future cash flow stream associated with the payment of the upset fee and recognized a gain of $164,300.

        On May 9, 2005 the Company entered into a five-year agreement expiring May 1, 2010 with a Canadian company to serve as the exclusive distributor of its products in Canada. Effective June 1, 2005 the distributor assumed responsibility for customer service, product delivery and maintenance and warehousing of sufficient inventory to meet order fulfillment requirements. With respect to sales made by the distributor to the Company’s contract customers in its capacity as a servicing agent, the Company will pay the distributor a distribution fee and a specified incentive for growth (as achieved). The Company will reimburse the distributor for the difference between the price paid by the distributor and the Company’s contract price with its customer upon submission by the distributor of a rebate report. With respect to sales made by the distributor to its customers, the distributors’ compensation will consist solely of the excess of the proceeds over the cost of the product and the Company will not be responsible for payment of any distribution fee. Further, the agreement requires the distributor to meet specified minimum sales growth targets of 15%, 12%, 12% and 12% in the first four years, together with private label product purchase targets, failing which the Company may cancel the agreement. The Company believes that the agreement will provide better service to its customers throughout Canada and greater opportunity for prospective sales and profit growth.

        In connection with implementing the agreement, the Company sold to the distributor its existing inventory of saleable finished product on hand and will sell all saleable finished product it committed to manufacture prior to signing of the agreement for delivery by the Company through September 2005 at the agreed upon prices to initially stock and maintain its distribution pipeline. It is expected the Company’s saleable finished product commitments will be fulfilled by October 2005 at which time the distributor will begin to receive product based upon its initial orders placed with the Company beginning in June 2005. Other than the one-time sale in May and June 2005 of its existing inventory on hand, which is estimated to represent two to two and one-half months sales, prospective sales are expected to resume historical trends affected only by existing market conditions and the growth opportunities inherent in the agreement. Given economic order quantities and normal lead times associated with the products sold to the distributor, it is expected that a two to three month safety stock will be required prospectively by the distributor to maintain required customer service requirements. In addition, the Company incurred one-time costs consisting of severance and other costs to dismantle its distribution capabilities and sub-lease its distribution warehouse. A summary of the estimated one-time benefit and costs of the agreement recognized in the nine months ended September 30, 2005 is outlined below:

                   Net Sales                 $1,840,000
                   Cost of Sales              1,240,000
                                              ---------

                   Gross Profit                 600,000
                   Expenses                     105,000
                                              ---------

                   Pretax Income             $  495,000
                                              =========

        Further, implementation of the agreement resulted in an estimated one-time positive cash flow benefit of $2,705,000 stemming from lower receivable and inventory requirements going forward and the one-time pretax income benefit of the sale of existing saleable finished product inventory on hand to the distributor.

Index

        In June 2005, the Company announced its intention to close its skin care manufacturing facility in St. Louis, Missouri and outsource the facility’s production with a view to reducing overhead and improving cost competitiveness. The Company recorded a charge of $98,000 for estimated severance and lease costs associated with the closure. The facility was closed on schedule at the end of August 2005. One-time closure related costs of approximately $118,000 consisting of severance, lease costs, inventory write-offs and fixed asset write-offs were incurred. Ongoing estimated monthly lease and facility maintenance costs of $7,500, net of existing committed lease cost and estimated sub-lease income through lease expiration on January 31, 2007, will be expensed as incurred.

        In June 2005, in connection with implementation of the new distribution agreement, the Company sub-leased its Canadian distribution center through June 2008 at its existing rates and terms. The sub-lessee has the right to continue leasing the facility after June 2008 on a month-to-month basis with the Company’s approval or extend the lease term for up to two additional years. The Company’s lease expires August 2009. Total payments under the sub-lease agreement through June 2008 aggregate approximately $360,000.

Cash Flow

        At September 30, 2005 and December 31, 2004, the Company had cash and cash equivalents on hand of $624,221 and $46,508, respectively. The $577,713 increase represents a timing difference that results from net cash provided by operating activities of $2,010,264 partially offset by net cash used in financing activities of $1,388,666, net cash used in investing activities of $100,372 and cash provided as a result of exchange rate changes of $56,487. Subject to constraints surrounding the movement of cash between legal entities, the Company’s objective is to maintain minimum cash balances on hand while using available funds to pay down its outstanding line of credit balances.

        Net cash provided by operating activities stems from an estimated $2,705,000 positive cash infusion associated with implementation of the Canadian distribution agreement in the second quarter 2005 partially offset by estimated cash used in ongoing operations of $704,000 (exclusive of a one-time distribution upset fee gain of $164,300 and the $118,000 estimated cost of closing the skin care manufacturing facility). Of the estimated $704,000 cash used in operations, approximately $217,000 represented cash provided (net losses less non cash items) and the balance of approximately $921,000 represented cash used from the net change in operating assets and liabilities. Higher receivables, replenishment of lower than normal inventory levels for several key products and the pay down of outstanding payables and accrued liabilities afforded by the improved cash flow were the major drivers behind the net change in ongoing operating assets and liabilities. Cash provided by operations of approximately $23,000 related to pay down of the distribution upset fee and cash outflows associated with the skin care manufacturing closure also contributed.

        Net cash used in financing activities principally reflects the use of the funds generated from operating activities to pay down the Company’s outstanding line of credit balance by $1,433,934. Other uses pertain to the debt repayment of $377,449, including, in addition to normal scheduled payments, a one-time payment of $200,000 in January 2005 related to the payoff of the outstanding standby letter of credit issued by the U.S. lender in favor of the Company’s Canadian lender as additional security for the Company’s credit facility and deferred financing costs of $116,590 related to refinancing the U.S. line of credit in January 2005. Partially offsetting these cash uses were net proceeds of $539,307 from the sale of common stock in the first quarter 2005.

        Net cash used in investing activities of $100,372 reflects modest capital investment of $136,001 consistent with the Company’s plan to limit capital expenditures to that necessary to continue running the business or generate an above average return until operational performance improves, less proceeds from the sale of excess equipment.

Working Capital

        Working capital increased $412,390, or 14.5%, at September 30, 2005 to $3,261,986 from $2,849,596 at December 31, 2004. The increase reflects the net impact of the cash inflows and outflows outlined in the Cash Flow section above.

Index

Financing Arrangements – United States

        On January 31, 2005, the Company entered into a three-year revolving credit facility agreement (the “New Agreement”) with a new U.S. lender for a maximum principal amount of $2,000,000. The New Agreement replaces a $2,000,000 revolving credit facility that expired on January 31, 2005 with the previous U.S. lender. At January 31, 2005, maximum potential advances under the New Agreement were approximately $1,700,000. On January 31, 2005, the Company applied advances of approximately $1,300,000 under the New Agreement in satisfaction of the prior U.S. lender’s outstanding obligations. Future advances will be utilized to fund strategic initiatives and general working capital requirements. The Company incurred loan origination and legal fees of approximately $147,300 in connection with the implementation of the New Agreement. These fees have been deferred and are being amortized to interest expense over the three-year term of the New Agreement.

        The Company may request advances under the New Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At September 30, 2005, the effective interest rate was 9.10%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Maximum potential advances under the New Agreement at September 30, 2005 were $1,800,000. Advances outstanding against the line were $1,361,772 at September 30, 2005, leaving an additional $438,228 available for borrowing.

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

        Based upon consolidated operating results for March and April 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenant under the New Agreement. The U.S. lender agreed to waive these covenant violations. Effective June 30, 2005, the Company and the U.S. lender agreed to prospectively amend the Company’s monthly minimum EBITDA and fixed charge ratio covenants to better align these covenants with expected performance. The Company incurred fees of $10,000 associated with the granting of the covenant amendments. Based upon consolidated operating results for September 2005, the Company was out of compliance with its EBITDA covenant. The U.S. lender agreed to waive the covenant violation for September 2005 and to work with the Company to evaluate the need for amending the existing covenants going forward. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

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

Index

        On January 13, 2005, in connection with the refinancing of the U.S. line of credit, the Company paid off and cancelled the outstanding irrevocable standby letter of credit issued by the U.S. lender in the amount of $200,000 held by the Company’s Canadian lender as additional security for its credit facility. The $200,000 paid to the Canadian lender was applied as a permanent principal reduction against the principal amount due in 2007 associated with the Company’s outstanding term loan with the Canadian lender. Subsequently, on January 31, 2005, the Canadian lender agreed as part of refinancing of the U.S. line of credit to retain its second lien security interest and guarantee position against the Company’s U.S. assets and not to exercise its rights under its second lien security interest and guarantee against the U.S. assets without the new U.S. lender’s approval.

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

        Outstanding advances were secured by all tangible and intangible assets of the Company’s U.S. operations. Over the term of the Agreement, the Company agreed to maintain its fixed charge ratio (as defined) at not less than 1.25:1.0 as measured quarterly on a twelve month trailing basis. Additional covenants governing permitted indebtedness, changes in entity status, purchases of securities and protection of collateral were included in the Agreement. Ongoing operating losses resulted in the Company being out of compliance with certain of its U.S. line of credit covenants at March 31, June 30 and September 30, 2004. In return for a commitment to secure alternative financing for its U.S. obligations prior to the January 31, 2005 maturity date of the prior agreement, the U.S. lender agreed to waive the Company’s prior covenant violations and to maintain the line of credit until maturity thereof. The Company incurred waiver fees of $7,500 and agreed to an increase in the rate of interest payable under the line. All other terms of the prior agreement were maintained in full force and effect.

Financing Arrangements – Canada

        The Company is in the midst of renewing its revolving credit facility with its Canadian lender (the “Canadian Agreement”). It is expected that the renewal will be finalized in the near future. In light of the favorable impact of the new distribution agreement on Derma Sciences Canada Inc. borrowing requirements, the maximum principal amount of the line will be reduced to $653,000 ($800,000 Canadian) in line with its prospective maximum borrowing capacity. No other significant changes to the terms of the Canadian Agreement are expected.

        In September 2004, the Company finalized the annual renewal of the Canadian Agreement for a maximum principal amount of $1,795,000 ($2,200,000 Canadian). The Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $946,000 ($1,100,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 5.50% for Canadian dollar advances and 8.25% for U.S. dollar denominated advances at September 30, 2005. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S. Maximum potential advances under the Canadian Agreement at September 30, 2005 were $520,000. Advances outstanding against the Canadian Agreement were zero at September 30, 2005, leaving an additional $520,000 available for borrowing.

Index

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $430,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        At June 30, 2005, Derma Sciences Canada was out of compliance with its minimum working capital covenant. The violation occurred due to the adverse impact on Derma Sciences Canada’s working capital associated with accelerating repayment of an inter company loan and extending credit terms on regular inter company trade receivables to the U.S. parent in June 2005 in an effort to optimize the use of the positive cash flow associated with implementing the new distribution agreement in Canada. The violation has been corrected and the Canadian lender agreed to waive the covenant violation at June 30, 2005.

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

Prospective Assessment

        The Company seeks to increase sales and gross margins by increasing sales of contracted private label products and focusing on organic growth of its core product lines in the U.S. and Canada. The recently signed exclusive distribution agreement in Canada represents a significant opportunity for sales and profit growth in the foreseeable future. In the first nine months of 2005, the Company began to realize the benefit of lower basic wound care product costs negotiated in mid-2004 and lower advanced wound care costs associated with the commencement in late 2004 of in-house manufacture of a wide range of products using the equipment purchased from Kimberly-Clark Corporation. Further, over the balance of 2005, the Company expects to benefit from the non-recurrence of the one-time costs incurred in the last half of 2004 associated with bringing the manufacture of the Kimberly-Clark products on line. Steps have been taken to reduce operating expenses wherever possible and to limit incremental spending in this area to that necessary to support existing operations. Operational expenditures will continue to be closely monitored and adjusted as necessary to ensure alignment with expected sales and margin growth.

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

Index

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

Goodwill

        At September 30, 2005, the Company’s skin care segment had $1,110,967 of goodwill. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Index

Item 3. CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended September 30, 2005, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II – Other Information

Item 1. Legal Proceedings

      None

Item 6. Exhibits

        All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on March 31, 2005, are incorporated herein by reference.

Exhibit    Description
-------    -----------

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

DERMA SCIENCES, INC.

Dated: November 11, 2005	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer