Form 10KSB
period 2005-12-31
DERMA SCIENCES, INC.
filed 2006-03-31
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of small business issuer in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 100, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Boston Stock Exchange
Common Stock, $.01 par value	Pacific Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $.01 par value

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[    ]

        Check whether the Registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
         Yes    X          No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
         Yes              No    X

        Issuer’s revenues for its most recent fiscal year were $23,545,475.

        The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of February 28, 2006, was approximately $5,481,685.

        The number of shares outstanding of the issuer’s common equity as of February 28, 2006 was 12,285,768.

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

        The Company engages in the manufacture, marketing and sale of three dermatological related product lines: wound care, wound closure and fasteners and skin care. The Company’s customers consist of various health care agencies and institutions such as nursing homes, hospitals, home healthcare agencies, physicians offices and retail and closed door pharmacies. The Company sells its products principally through distributors servicing these markets in the United States, Canada and select international markets. The Company’s principal distribution facilities are located in St. Louis, Missouri and Toronto, Canada. The Company’s principal manufacturing facility is located in Toronto, Canada. The Company, through Derma Canada, also maintains a light manufacturing facility in Nantong, China producing labor intensive wound care products.

The Company’s Markets

Wound Care

        The Company markets a line of wound care and surgical products to doctors, clinics, nursing homes, hospitals and other institutions. The Wound Care line consists of basic and advanced dressings, ointments and sprays designed to manage and treat a wide range of skin conditions from basic burns, skin tears, abrasions and incontinence related skin impairment to chronic non-healing skin ulcerations such as pressure, diabetic and venous ulcers, surgical incisions and serious burns. Many of the Company’s chronic wound care products seek to provide an environment conducive to wound healing by addressing, in addition to healing factors such as protection and infection control, additional healing factors such as vitamins, minerals, moisture, pH balance and nutrition.

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

The Company’s Products

        Descriptions of the Company’s principle products and their intended uses are set forth below:

Wound Care Product Line

Primary Dressings - Wound Care

Dermagran® Ointment	Topical ointment with a lanolin odor, packaged in both jars and tubes. Active ingredient: aluminum hydroxide gel. Used to manage stage I pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran® Spray	Colorless, odorless liquid, packaged in opaque plastic bottles with pump spray nozzles. Active ingredient: zinc acetate. Used to manage stage I pressure and venous ulcers, incisions, burns and other skin irritations.

Dermagran® Hydrophilic Wound Dressing	Advanced zinc hydrogel formulation impregnated in gauze pad. Used for the management of stages II through IV pressure sores, diabetic ulcers, venous stasis ulcerations, thermal burns, surgical incisions and superficial lacerations, cuts or abrasions. Also packaged in tubes and sold as Dermagran®-B Hydrophilic Wound Dressing.

Primary Dressings - Hydrocolloid Dressings

Primacol Hydrocolloid Dressing	Sterile, transparent, hydrocolloid dressing packaged in various sizes to accommodate different uses. Used to protect the wound from outside contamination such as bacteria, fecal matter, or urine. Available in the following configurations: Primacol Bordered Hydrocolloid Dressing, Primacol Thin Hydrocolloid Dressing, Primacol Specialty Hydrocolloid Dressing – Sacral and Primacol Specialty Hydrocolloid Dressing – Heel and Elbow.

Primary Dressings - Calcium Alginate Dressings

Algicell Calcium Alginate Dressing	Sterile dressing containing alginate ropes. Used for the absorption of moderate to large amounts of wound exudate and management of minor bleeding.

Primary Dressings - Hydrogel Dressings

AquaSite Amorphous Hydrogel Dressing	Clear sterile gel packaged in bellows and tubes. Used for filling wounds, while keeping them moist, and absorbing small to moderate amounts of wound exudate.

AquaSite Impregnated Dressing	Sterile, gauze dressing (either non-woven or sponge) impregnated with absorbent hydrogel. Used for packing wounds and treating lightly exudating, partial or full thickness wounds.

Primary Dressings - Foam Dressings

HydroCell Foam Dressing	Sterile polyurethane foam sheet with protective film. Used to protect the wound from outside contaminants. Available in adhesive and non-adhesive forms in the following configurations: HydroCell Adhesive Foam Dressing and HydroCell Thin Adhesive Foam Dressing.

SorbaCell Foam Dressing	Sterile foam dressing used to absorb exudate while cushioning and protecting the wound.

Petrolatum Gauze Non-Adhering Dressing	Sterile, latex free petrolatum impregnated dressings are designed to provide non-adherent packing for full thickness wounds providing a moist environment conducive to wound healing. They are made of fine, soft, conformable gauze impregnated with white petrolatum. Being non-adherent, removal of these dressings causes minimal trauma to the wound bed and patient. Used for management of full thickness chronic wounds such as pressure ulcers (stages II-IV), tunneling wounds and non-infected wounds. The “overwrap” version of these dressings provides an additional layer of sterility for use in environments such as operating rooms.

Xeroform Petrolatum Non-Adhering Dressing	Sterile, latex free Xeroform petrolatum dressings are designed to provide non-adherent packing for wounds, providing a moist environment conducive to wound healing. They are made of fine, soft, conformable gauze impregnated with 3% bismuth tribromophonate. Being non-adherent, removal of these dressings causes minimal trauma to the wound bed and patient. They are the impregnated dressings of choice for applications where mild medication or deodorizing are required, such as post-operative applications, 1st and 2nd degree burns and skin grafts. The “overwrap” version of these dressings provides an additional layer of sterility for use in environments such as operating rooms.

Shur-Conform® Oil Emulsion Non-Adhering Dressing	Sterile, latex free oil emulsion impregnated dressings are designed to provide non-adherent packing for wounds, providing a moist environment conducive to wound healing. They are made of a knitted cellulose acetate fabric coated with a formulated petrolatum emulsion. The knitted fabric allows wound fluid to move through the dressing and into a secondary absorbent dressing. Being non-adherent, removal of these dressings causes minimal trauma to the wound bed and patient. Used for the management of skin grafts, surgical sites, abrasions, lacerations dermal ulcers and cosmetic surgery sites.

Primary Dressings - Silver

Silver Dressing	Sterile, silver plated nylon fabric in a wide range of dressings for wound and burn care. Long lasting (up to 7 days) with superior anti-microbial properties.

Primary Dressings - Gauze Dressings and Sponges

DuCare® Gauze Dressings/ Sponges – Non-Sterile and Sterile	Woven sponges made from 100% USP cotton. Used for general use or for debriding, covering, and packing wounds. Also available as non-woven sponges/dressings (DuSoft Non-Woven Dressings/Sponges – Non-Sterile and Sterile) and pre-slit for use with tracheotomies.

Packing Strips	Sterile gauze strips used to fill or pack wounds and prevent premature wound closure. Strips are also available impregnated with Iodoform.

Primary Dressings - Sponges

Durlix® 100% Cotton 6 Ply Fluff Sponge – Non Sterile and Sterile	Gauze sponges made from 100% cotton. Used for absorbing wound exudate and packing wounds.

Secondary Dressings - Bandages

Conforming Bandages	Stretch gauze bandages used as secondary dressing for wrapping legs and arms and to hold dressings in place. Available in the following configurations: Dutex® 100% Cotton 2 Ply Conforming Bandage – Non-Sterile and Sterile, Durlex® Bandage Rolls – Non Sterile and Sterile, DuForm® Knitted Synthetic Conforming Bandage – Non-Sterile and Sterile, DuForm® Synthetic Conforming Bandage and DuFlex® Woven Synthetic Conforming Bandage – Non-Sterile and Sterile.

Gazetex® Bandage Rolls – Non Sterile and Sterile	Washed low-linting woven gauze rolls. Used for wrapping or packing large and deep wounds.

Compression Bandaging Systems	Latex free systems of multiple layers used for graduated compression on venous leg ulcers. The Company’s bandaging systems are available in the following configurations: DuBoot Two-Layer Paste Compression Bandaging System, TresFlex Three-Layer Compression Bandaging System and DuFore Four Layer Compression Bandaging System.

UnnaPress® Paste Bandage	Latex free bandage (with or without calamine lotion). Used for maintaining a moist wound environment, resisting edema formation, and protecting the wound from external contamination and mechanical disruption during the healing process.

ElasTive Elastic Adhesive Bandage	Latex free, non-allergenic, adhesive bandage made of 100% cotton. Used to conform to body contours without restriction.

DuSor Elastic Bandage Premium and Economy	Latex free, cotton-wrapped bandage with heat resistant rubber strands. Used for firm compression and vascular and muscle support. Available in premium and economy versions as well as with a velcro closure (“PrimaCare Elastic Bandage with Velcro Closure”).

Operating Room Sponges

Laparotomy Sponges – Non-sterile and Sterile, X-Ray Detectable	Pre-washed or non-washed low lint, X-Ray detectable sponges used to absorb blood and other fluids during surgery.

DuPaque Non-Sterile and Sterile X-Ray Detectable Gauze Sponges	Opaque sponge made of 100% USP fine mesh absorbent cotton with folded edges. Used to absorb blood and other fluids during surgery. Includes an X-Ray detectable mono-filament thread.

Secondary Dressings - Abdominal Pads

DuPad® Sealed-End Abdominal Pads – Non-Sterile and Sterile	Sealed-end, absorbent secondary dressing used to absorb and disperse wound exudate.

Secondary Dressings - Burn Dressings

DuPress Sterile Burn Dressing	Gauze dressing filled with cellulose. Used to absorb large amounts of fluids and minimize trauma and adherence to the wound.

Secondary Dressings - Wound Cleansing Products

Sterile Water or Saline	Sterile water or saline packaged in plastic squirt bottles for use in wound cleansing.

Other

Enteral Feeding Systems	Enteral feeding systems distributed by Derma Canada and sold exclusively in Canada. Used to administer nutrients to patients unable to feed themselves through normal means.

Wound Closure and Fastener Product Line

Suture Strip and Strip Plus® Wound Closure Strips	Latex-free, sterile, flexible, moisture resistant wound closure strips made of a macroporous non-woven polyamide and adhesive. Used in surgical and wound closure procedures.

Shur Strip® Wound Closure Strips	Shur Strips provide an alternative to our Suture Strips that are more similar to the market leading brand. Shur Strips are latex free sterile skin closure strips that are made of a porous, non-woven backing coated with a pressure-sensitive, hypoallergenic adhesive. These strips are rigid thereby keeping wound edges securely together to maximize wound healing.

UC Strip® Catheter Tubing Fastener	Latex-free, flexible, moisture resistant, one-piece catheter/tubing fastener made of a macroporous non-woven polyamide with adhesive. Used to secure urinary and gastrostomy catheter tubing to the patient.

Cath-Strip® Recloseable Catheter Fastener	Latex-free, flexible, moisture resistant multi-use recloseable catheter fastener with adhesive. Used with urinary catheters, gastrostomy and jejunostomy tubes, wound drainage systems, central line catheters, and multi-port IVs.

Skin Care Product Line

Skin Care and Personal Hygiene Products

Soft Wash Bathing Sponge	Latex-free, no rinse, single use bath sponge impregnated with a gentle soap and moisturizers.

Optima Bath Additive	Bath additive or after-bath moisturizer enhanced with acetylated lanolin alcohol. Used to lubricate and soften the skin.

Hydro-soft Skin Conditioner	Concentrated blend of skin emollients and gentle skin cleansers for moisturizing and conditioning the skin. Used in whirlpool and hydrotherapy units.

Hair and Skin Cleansers and Washes	The Company has various hair and skin cleansers/washes: Swash Conditioning Shampoo and Body Wash, Therabath Hair and Skin Cleanser, Bathe Away® Hair and Skin Cleanser and ApriVera® Hair and Skin Cleanser with AloeVera, Primaderm® Anti-Dandruff Shampoo, Primaderm No Rinse Shampoo and Body Wash and fragrance free Primaderm Body and Hair Cleanser.

Skin Conditioners and Moisturizers

Skin Care Lotion	Lotion to moisturize and soften the skin.

Primaderm® Skin Protectant Lotion with 3% Dimethicone	Greaseless and non-staining dry skin moisturizer designed to prevent and relieve chapped and cracked skin.

Incontinence Products

In-Between® Perineal Spray Skin Cleanser	An odor eliminating skin cleanser used to cleanse the entire perineal skin area.

Dermagran® 3-N-1	High foaming, pH balanced all-over body cleanser. Used as a no rinse perineal/skin cleanser and shampoo. Contains cleansing agents designed to dissolve fecal soils resulting from incontinence. Enhanced with Aloe Vera and other emollients to soothe and moisturize delicate and fragile skin. Contains zinc and Vitamin B6 to optimize skin integrity.

Dermagran® GP General Skin Protectant Ointment	An ointment containing allantoin and aloe vera gel. Used as a moisture barrier on external skin areas where repeated exposure to body excrements and exudates may cause skin break down. May be used as skin barrier on friction points.

Dermagran® BC Perineal Protectant Ointment	An ointment consisting of a non-greasy formulation based upon the Company's proprietary Zinc-Nutrient and balanced pH technology. Used as a protectant against minor skin irritations due to moisture, urine, feces and perspiration.

Skin Protectants

Dermagran® AF Antifungal Ointment	An ointment containing miconazole nitrate and the Company’s Zinc-Nutrient and balanced pH technology. Used for maintaining healthy skin and providing a long-acting barrier against moisture. Miconazole nitrate is used to treat jock itch, ringworm and athlete’s foot.

Sanitizing Products

Mysotrol® No rinse Hand Sanitizer	Waterless, no rinse hand sanitizer containing ethyl alcohol. Provides germicidal and virucidal action and meets OSHA protocol for a healthcare personnel handwash while reducing the risk of nosocomial infections.

Antibacterial Soap	An antibacterial soap containing chloroxylenol used to reduce nosocomial infections including both gram-positive and gram-negative organisms as well as yeast and fungus in institutional environments.

Bacti-Guard Antibacterial Hand Soap	An antibacterial hand soap containing triclosan, aloe vera and glycerin. Used to reduce nosocomial infections including both gram-positive and gram-negative organisms, as well as yeast and fungus in institutional environments.

Whirlpool/Hard Surface Detergent/Disinfectant	A detergent used specifically for cleaning hard surfaces and whirlpool units in nursing homes, hospitals and other institutions. Also effective as a bactericide, mildewstat, sanitizer, virucide and fungicide in the presence of organic soil (5% blood serum).

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

        The Company’s direct sales force consists of an Executive Vice President – Sales and Marketing, a Vice President – Corporate Accounts and four Regional Sales Managers together with varying numbers of manufacturers representatives as market opportunities require. Company sales employees receive a base salary together with commissions based upon sales and gross profit achievement within their area of responsibility. Manufacturers representatives receive commissions based upon sales in their territory and market segment.

Canada

        In Canada, the Company employs a Sales Manager, one direct sales representative in Ontario, the most densely populated province, and a manufacturers representative located in British Colombia. Company sales employees receive a base salary together with commissions based upon sales and gross profit achievement within their areas of responsibility. The majority of the Company’s Canadian sales are to hospitals pursuant to tender contracts with national, provincial and local buying groups. These institutional contracts are generally exclusive in nature and are awarded for a term of 1 to 5 years. Nursing home, home healthcare, physician office and retail sales are for the most part made through local dealers and government sponsored Community Care Access Centres (CCAC) agencies.

        In May 2005, the Company entered into a five year agreement with a Canadian company to serve as the exclusive distributor of its products in Canada. The distributor maintains strategically located distribution centers and over 40 sales representatives throughout Canada. The Company believes the agreement will provide better service to its customers throughout Canada and greater opportunity for sales growth.

Other Foreign Markets

        The Company’s products are sold throughout the rest of the world through various licensing and distribution agreements. Foreign sales are made principally to Europe and Latin America. Sales made to other foreign markets totaled approximately $951,000 in 2005 and $963,000 in 2004.

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

        In Canada, the Company’s basic wound care products compete in a very competitive commodity-oriented marketplace with Kendall Tyco, Medicom, Medical Mart, Johnson & Johnson and a number of others. In the advanced wound care products marketplace, the Company competes principally with the same competitors as it competes with in the United States together with a number of domestic generic companies.

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

Product Sourcing

        The Company maintains manufacturing facilities in Toronto, Canada, and Nantong, China. The Toronto and Nantong facilities manufacture the Company’s line of basic and advanced wound care products. The Derma line of wound care, wound closure-fastener products, skin care products and the patient bathing sponge are outsourced. A number of basic and advanced wound care products are sourced in semi-finished and finished form directly from suppliers. Derma Canada also serves in a distributor capacity (sourcing finished product directly from suppliers) for a number of medical device products in Canada.

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

        The following Company products have been licensed as Class II products with the Therapeutic Products Directorate: Cotton Gauze Packing – X Ray detectable, Packing strips — Cotton, Dupaque X Ray Detectable Sponges, Bulb Syringe for irrigation, Tonsil Sponges, Eye Spear, Hydrogel Wound Dressing, Surgical Sponges, Calcium Alginate Dressing, Sterile Gastrostomy Tube, Foam Dressing, Composite Dressing, Laparotomy Sponges, Tracheostomy Sponges, Hydrocolloid Dressing Sterile, Petrolatum Gauze Non-Adhering Dressing, Xeroform Petrolatum Non-Adhering Dressing, Shur-Conform Oil Emulsion Non-Adhering Dressing and Dermagran Hydrophilic Wound Dressing.

Drugs

        The Health Products and Food Branch Inspectorate of Health Canada is mandated to regulate drugs and the processes used to manufacture drugs. A Drug Establishment License is required for activities such as fabrication, packaging/labeling, importation, distribution, wholesale and testing. Derma Canada underwent an inspection by Health Products and Food Branch Inspectorate on September 28, 2004 which successfully resulted in the renewal of its Drug Establishment License for 2005 and 2006.

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

        Medicaid reimbursement of the Company’s products is dependent upon Company paid rebates to state Medicaid agencies. The Omnibus Budget Reconciliation Act of 1990 requires pharmaceutical companies, as a condition of the eligibility of its products for Medicaid reimbursement, to enter into a rebate agreement with the federal government. Only drugs of the pharmaceutical companies having such rebate agreements are covered by state Medicaid programs. Pharmaceutical companies participating in the Medicaid rebate program must remit to state Medicaid agencies a formula-based rebate which varies from quarter to quarter in accordance with the Company’s quarterly net sales and the average manufacturer price of the individual products. In 2005, Medicaid sales were 1% of total Company sales and 21% of sales for products subject to Medicaid rebates. Medicaid rebates represent less than 1% of net sales.

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

Product Development

        The Company’s strategy is to outsource product development through licensing and purchasing products from R&D oriented niche manufacturers. The Company’s internal development resources are directed towards line extensions and coordinating and implementing changes to product and packaging specifications. The Company relies heavily on purchasing and licensing of products to expand its product lines.

Employees

        The Company maintained 131 full-time and 2 part-time employees at December 31, 2005. Of these employees, 25 are located in the United States, 60 in Canada and 48 in China. The Company considers its employee relations to be satisfactory.

Item 2. Description of Property

        The Company’s executive offices are located in Princeton, New Jersey. The Company leases its executive office space, at a base rent of $10,421 per month, under a lease that expires in August, 2007. The Company leases 24,000 square feet of office, light manufacturing and warehouse space in St. Louis, Missouri, at a rate of $7,663 per month under a lease that expires in January 2007. This facility has been unoccupied since September 2005. It was previously used to manufacture the Company’s skin care product line which is now outsourced. In March 2004, the Company leased a 42,400 square foot warehouse in Fenton, Missouri, at a rate of $15,160 per month, under a lease that expires in March 2009. The Fenton, Missouri, facility serves as the United States distribution center for the Company’s products.

        Derma Canada leases 51,700 feet of executive office and manufacturing space, at a rate of $35,400 per month, under a lease that expires in August, 2012 and leases a 20,400 square foot distribution facility, at a rate of $10,680 per month, under a lease that expires in August, 2009. Both of the foregoing facilities are located in Toronto, Canada. The 20,400 square foot facility formerly served as Derma Canada’s product distribution facility, a function outsourced commencing in June 2005. This facility is being sublet under a lease that expires in June 2008. A subsidiary of Derma Canada also leases a 11,400 square foot manufacturing facility in Nantong, China, at a rate of $1,035 per month, under a lease that expires in June, 2008.

        Management believes that the Company’s facilities are adequate to meet its executive office, manufacturing and distribution requirements for the foreseeable future.

Item 3. Legal Proceedings

        The Company is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter to a vote of shareholders during the fourth quarter, 2005.

Part II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common Stock is also traded on the Boston and Pacific Stock Exchanges under the symbol “DMS.” The Company’s Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company’s Common Stock:

                    Quarter Ended                         High        Low
                    -------------                         ----        ---

                          2005
                          ----
                    March 31, 2005                        $0.70      $0.50
                    June 30, 2005                         $0.59      $0.42
                    September 30, 2005                    $0.78      $0.52
                    December 31, 2005                     $0.65      $0.43

                          2004
                          ----
                    March 31, 2004                        $1.90      $1.08
                    June 30, 2004                         $1.32      $0.56
                    September 30, 2004                    $0.75      $0.43
                    December 31, 2004                     $0.90      $0.47

        The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company’s preferred stock. As of the close of business on February 28, 2006, there were 1,214 holders of record of the Common Stock. The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

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

        The following table highlights 2005 versus 2004 operating results:

                                     Year Ended December 31,
                                     -----------------------
                                      2005             2004               Variance
                                      ----             ----               --------

Gross Sales                      $27,205,522      $21,003,485      $ 6,202,037     29.5%
Total sales adjustments           (3,660,047)      (1,116,353)      (2,543,694)   227.9%
                                 ------------      -----------     ------------

Net sales                         23,545,475       19,887,132        3,658,343     18.4%
Cost of sales                     15,756,053       14,335,202        1,420,851      9.9%
                                 ------------      -----------     ------------
Gross profit                       7,789,422        5,551,930        2,237,492     40.3%
Gross profit percentage                 33.1%            27.9%
Operating expenses                 7,520,986        7,375,534          145,452      2.0%
Goodwill impairment loss             910,967             -             910,967      -
Interest expense, net                336,867          227,305          109,562     48.2%
Other (income) expense, net          (70,294)         287,784         (358,078)   124.4%
                                 ------------      -----------     ------------
Total expenses                     8,698,526        7,890,623          807,903     10.2%
Loss before income taxes            (909,104)      (2,338,693)       1,429,589     61.1%
Provision for income taxes              -                -                -         -
                                 ------------      -----------     ------------

Net loss                         $  (909,104)     $(2,338,693)     $ 1,429,589     61.1%
                                 ============     ============     ============

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month at December 31, 2005, the trade rebate reserve would be overstated by approximately $138,000. If the normal rebate cycle were two months at December 31, 2005, the trade rebate reserve would be understated by approximately $276,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

        Given the nature of the Company’s products and business, there is no external information readily available to further validate the reasonableness of the trade rebate accrual balance. Historical trends of sales subject to rebate and rebates received are evaluated monthly, by distributor, on a 3 month, 6 month and 12 month rolling basis to update the continued reasonableness of the assumptions used to quantify the trade rebate accrual balance. Deviations in the trends resulting, among other causes, from distributors not submitting their rebates on a timely basis are analyzed and factored in determining the required accrual balance.

        Medicaid rebates are accrued monthly based upon recent historical activity and reconciled quarterly based upon receipt of rebate reports from participating state agencies. Returns and allowances and cash discounts have historically been accounted for as incurred.

        Gross to net sales adjustments comprise the following:

                                     Year Ended December 31,
                                     -----------------------
                                      2005             2004
                                      ----             ----

Gross Sales                      $27,205,522      $21,003,485

Trade rebates                     (3,410,742)        (859,095)
Medicaid rebates                     (29,256)         (44,221)
Returns and allowances               (65,731)         (57,782)
Cash discounts                      (154,318)        (155,255)
                                 ------------     ------------

Total adjustments                 (3,660,047)      (1,116,353)
                                 ------------     ------------

Net sales                        $23,545,475      $19,887,132
                                 ============     ============

        Trade rebates increased $2,551,647 in 2005 versus 2004 due to the Company’s implementing an exclusive third party distribution agreement in the second quarter 2005 for its Canadian operation, continuing growth of rebate intensive U.S. private label sales and a general increase in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. Implementing the third party distribution agreement was responsible for $2,358,985 of the increase as the majority of the Canadian sales represent contract business subject to rebate. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were comparable period to period and on balance reflect a normal level of activity. The slight decrease in cash discounts reflects the Company’s efforts to tighten its discount terms.

Rebate Reserve Roll Forward

        A roll forward of the trade rebate accruals at December 31, 2005 and 2004 is outlined below:

                                     Year Ended December 31,
                                     -----------------------
                                      2005           2004
                                      ----           ----

Beginning balance - January 1    $   253,815      $ 212,000
Rebates paid                      (2,064,285)      (817,280)
Rebates accrued                    3,410,742        859,095
                                 ------------     ----------

Ending balance - December 31     $ 1,600,272      $ 253,815
                                 ===========      ==========

        The $1,346,457 net increase in trade rebates in 2005 reflects a $1,157,490 incremental reserve associated with implementing the third party distribution agreement in Canada during the second quarter 2005 coupled with lower rebates paid due to extended rebate payment terms with two large customers. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates, nor has there been any material changes in estimates to the trade rebate accrual in 2005. The $41,815 increase in the 2004 trade rebate accrual reflects the commencement of extended rebate payment terms with two large customers during the first half of 2004 partially offset by the work down of a higher than normal beginning accrual balance due to significant sales of product subject to rebate in December 2003 as part of a year end sales promotion initiative. The December 31 ending balance consists of accrued rebates and third party deductions accrued by and paid by the Company and recorded in accrued liabilities. The ending balance at December 31, 2005 and 2004 consist of the following:

                                       2005             2004
                                       ----             ----

Accrued rebates                    $1,404,290         $164,000
Third party deductions recorded
    in accrued liabilities            195,982           89,815
                                   ----------         --------

Total                              $1,600,272         $253,815
                                   ==========         ========

Net Sales and Gross Profit

        The following table highlights the December 31, 2005 versus 2004 product line net sales and gross profit:

                                     Year Ended December 31,
                                     -----------------------
                                      2005             2004               Variance
                                      ----             ----               --------
Product Line Net Sales
----------------------

Wound care                       $19,366,904      $14,609,033      $4,757,871       32.6%
Wound closure and fasteners        2,676,979        3,339,432        (662,453)     (19.8%)
Skin care                          1,501,592        1,938,667        (437,075)     (22.6%)
                                 ------------      -----------     ------------

    Total                        $23,545,475      $19,887,132      $3,658,343       18.4%
                                 ============     ============     ============

Product Line Gross Profit
-------------------------

Wound care                        $6,532,803       $3,507,263      $3,025,540       86.3%
Wound closure and fasteners        1,358,576        1,672,463        (313,887)     (18.8%)
Skin care                           (101,957)         372,204        (474,161)    (127.4%)
                                 ------------      -----------     ------------

    Total                         $7,789,422       $5,551,930      $2,237,492       40.3%
                                 ============     ============     ============

        Company net sales increased $3,658,343, or 18.4%, to $23,545,475 in 2005 from $19,887,132 in 2004. Canadian net sales increased $3,872,781, or 43.9%, to $12,699,991 in 2005 from $8,827,210 in 2004. This increase was driven by growth of $1,518,000, favorable exchange of $614,781 and the one-time benefit of approximately $1,740,000 related to the sale of inventory on hand to a new distributor to fill its pipeline in connection with entering into a new exclusive distributor agreement in 2005. U.S. net sales decreased $214,438, or 1.9%, to $10,845,484 in 2005 from $11,059,922 in 2004. The decrease was driven by the loss of an exclusive catheter fastener distribution agreement in 2004 coupled with continuing skin care competitive pressure and a softening of demand for basic wound care and silver dressings. Partially offsetting these decreases was the continued growth of the private label business coupled with the stabilization of the Dermagran business.

        Company gross profit increased $2,237,492, or 40.3%, to $7,789,422 in 2005 from $5,551,930 in 2004. Canadian gross profit increased $2,242,377, or 114.5%, to $4,200,630 in 2005 from $1,958,253 in 2004. Canadian gross profit margin percentage improved 10.9 points to 33.1% in 2005 from 22.2% in 2004. The significant improvement in Canada in 2005 gross profit dollars and margin percentage reflects the combined impact of higher sales, a significant turnaround in operating performance, higher throughput, the benefit of lower negotiated basic wound care costs and a one-time benefit of $600,000 related to the sale of inventory to fill the new Canadian distributor’s pipeline. U.S. gross profit was essentially flat at $3,588,792 in 2005 versus $3,593,677 in 2004. Gross profit margin percentage increased to 33.1% in 2005 versus 32.5% in 2004. The change in gross profit dollars and margin percentage reflects the combined effect of lower sales and adverse product mix as 2005 sales growth came from lower margined products, effectively being offset by the flow through benefit of lower product costs sourced from Canada.

        Wound care sales increased $4,757,871, or 32.6%, to $19,366,904 in 2005 from $14,609,033 in 2004. The increase is principally attributable to a basic wound care increase of $3,853,611, or 36.1%, to $14,522,860 in 2005 from $10,669,249 in 2004. This increase was driven by a significant increase in Canadian basic wound care sales of $3,872,781, comprised of growth of $3,258,000 and favorable exchange of $614,781 (reflecting a 6.5% strengthening of the Canadian dollar), while U.S. basic wound care sales decreased $19,170, or 1.0%. The Canadian sales growth was driven by a one-time benefit of approximately $1,740,000 (excluding foreign exchange benefit) related to the sale of inventory on hand to fill the distribution pipeline, in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter 2005, coupled with normal growth of $1,518,000, or 17.2%, due principally to improved contract compliance and the improved market visibility afforded by the new exclusive distribution agreement effective June 1, 2005. Advanced wound care sales increased $904,260, or 23.0%, to $4,844,044 in 2005 from $3,939,784 in 2004. This increase was driven by continued growth of the Company’s private label business coupled with the stabilization of the Dermagran business. Dermagran sales were up $51,325, or 3%, in 2005 versus a significant decrease in 2004. Partially offsetting these increases were lower silver product sales which, while improving in the second half of 2005, were $124,242, or 30.3%, less than in 2004.

        Wound care gross profit increased $3,025,540, or 86.3%, to $6,532,803 in 2005 from $3,507,263 in 2004. Gross profit margin increased to 33.7% in 2005 from 24.0% in 2004. Approximately $600,000 of the increase in gross profit dollars relates to the one-time sale of inventory to fill the new Canadian distributor’s pipeline. The balance of the gross profit dollar increase and improved gross profit percentage is due to the increase in sales and improved manufacturing efficiencies in 2005, coupled with the flow through of lower basic wound care costs from China negotiated in 2004, the non-recurrence of one-time advanced wound care private label manufacturing and Kimberly-Clark equipment transfer related start-up and product validation costs incurred in 2004, lower advanced wound care costs associated with the manufacture of the former Kimberly-Clark products in-house versus the higher acquisition related negotiated costing used in much of 2004, lower silver dressing costs associated with sourcing from a new supplier, and the non-recurrence of a one-time $59,400 inventory write-off in the first quarter 2004.

        Wound closure and fastener sales decreased $662,453, or 19.8%, to $2,676,979 in 2005 from $3,339,432 in 2004. A reduction of approximately $697,000 in sales of certain catheter fasteners in 2005 versus 2004, associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004, is primarily responsible for the decrease. A $37,000, or 5.2%, decrease in catheter fastener sales due to competitive pressure also contributed. These decreases were partially offset by a $72,000, or 3.5%, increase in suture strip sales.

        Wound closure and fastener gross profit decreased $313,887, or 18.8%, to $1,358,576 in 2005 from $1,672,463 in 2004. Gross profit margin increased to 50.8% in 2005 from 50.1% in 2004. The decrease in margin dollars is consistent with the sales shortfall. The margin improvement principally reflects the benefit of the loss of the exclusive catheter fastener business, which was lower margined than the balance of the line.

        Skin care sales decreased $437,075, or 22.5%, to $1,501,592 in 2005 from $1,938,667 in 2004 due to continuing competitive pressure and the loss of several key customers. Skin care gross profit decreased $474,161 to a loss of $101,957 in 2005 from a profit of $372,204 in 2004. The Company completed the closure of its skin care manufacturing operation on schedule in August 2005 and commenced outsourcing the manufacture of its skin care products from a third party supplier. Included in the 2005 loss are one-time costs of approximately $169,000 associated with the closure of the facility and post closure ongoing lease and maintenance costs of approximately $7,500 per month. Excluding these one-time costs, the skin care line generated a positive gross profit of approximately $67,000 in 2005. Skin care margins are expected to improve going forward as the Company works through its higher cost inventory on hand. Further margin improvement will occur upon sub-leasing the former manufacturing facility, which is under lease through January 2007, and eliminating the costs associated therewith.

Operating Expenses

        The following table highlights December 31, 2005 versus 2004 operating expenses by type:

                                    Year Ended December 31,
                                    -----------------------
                                     2005             2004                Variance
                                     ----             ----                --------

Distribution                     $1,564,512       $1,430,048       $134,464      9.4%
Marketing                           416,779          369,446         47,333     12.8%
Sales                             1,912,030        1,902,783          9,247      0.5%
General administrative            3,627,665        3,673,257        (45,592)    (1.2%)
                                 ----------       ----------       ---------

    Total                        $7,520,986       $7,375,534       $145,452      2.0%
                                 ==========       ==========       ========

        Operating expenses increased $145,452, or 2.0%, to $7,520,986 in 2005 from $7,375,534 in 2004. Operating expenses for 2005 include an increase of $193,603 related to foreign exchange associated with a 6.5% strengthening of the Canadian dollar on the Canadian operations. Excluding the impact of foreign exchange, operating expenses decreased $48,151, or 0.6%, in 2005 versus 2004. Excluding exchange, operating expenses in Canada increased $49,974, or 2.0%. U.S. operating expenses decreased $98,125, or 2.0%.

        Distribution expenses increased $134,464, or 9.4%, in 2005 versus 2004. Expenses in Canada increased $297,518 (including $55,710 in expenses related to foreign exchange) while expenses in the U.S. decreased $163,054. The increase in Canada was attributable to implementation of the new distribution agreement. Effective June 2005, the new distributor assumed responsibility for customer service, product delivery, inventory management and warehousing while, to the extent feasible, the Company eliminated its internal cost for these services. The distributor charges the Company a distribution fee each month based on a fixed percentage of eligible distributor net sales of the Company’s products to end users. The $241,808 increase (excluding foreign exchange) is attributable to slightly higher distributor fees versus the Company’s previous internal charges and the impact of higher sales and corresponding higher fees since inception of the agreement, together with approximately $52,000 in one-time severance and other related costs associated with the transition to the new agreement. In addition, the Company is incurring incremental expense to maintain a temporary distribution warehouse in previously leased manufacturing space adjacent to the main facility in Toronto (that it intended to sub-lease) until such time that the activities conducted therein can be integrated into existing leased manufacturing space in the main facility. The U.S. decrease principally reflects the benefit of closing one of the Company’s distribution facilities in April 2004 and the non-recurrence in 2005 of approximately $60,000 of one-time costs to close the facility. In addition, the Company incurred various incremental start up related expenses to open the new U.S. distribution center in March 2004 that were not repeated in 2005. Partially offsetting these expense reductions were higher lease, utility and depreciation expenses associated with the new, larger, more well equipped U.S. distribution center.

        Marketing expenses increased $47,333, or 12.8%, in 2005 versus 2004. The increase is principally attributable to higher promotion and product development expense in support of the Company’s growth initiatives.

        Sales expenses increased $9,247, or 0.5%, in 2005 versus 2004. Expenses in Canada increased $39,555 (including $30,755 in expenses related to foreign exchange) while expenses in the U.S. decreased $30,308. The $8,800 increase (excluding foreign exchange) in Canada is attributable to a higher level of sales support activities consisting principally of travel, convention attendance and sampling to expand market visibility and improve contract compliance and one-time severance and travel costs associated with implementing the new distribution agreement. Partially offsetting these increases were savings associated with eliminating one territory sales representative position in connection with implementing the new distribution agreement. The U.S. decrease was attributable to $56,000 associated with the elimination of a sales database consultant and related expenses in early 2005, $39,000 associated with lower manufacturers’ representatives commissions due to the decision to discontinue their use in the second quarter 2005, and lower sample expense of $22,000. Partially offsetting these decreases were higher recruiting expenses of $42,000, travel of $39,000 and compensation associated with hiring a new territory representative in September 2005.

        General and administrative expenses decreased $45,592, or 1.2%, in 2005 versus 2004. Expenses in Canada decreased $93,496 (net of $107,138 in expenses related to foreign exchange) while expenses in the U.S. increased $47,904. The $200,634 decrease (excluding foreign exchange) principally reflects the non-recurrence in 2005 of a $301,600 charge for employee termination costs, partially offset by higher compensation costs associated with the filling the new director of materials and logistics position in the second quarter 2005, one-time costs of $41,700 for severance and other costs associated with implementing the new distribution agreement, coupled with higher health benefit, travel, insurance, bank and bad debt expenses. The increase in the U.S. reflects board of directors fees of $69,000 initiated in 2005, higher compensation of $43,000 related to non management pay increases, a full year’s expense for the new IT director hired in April 2004, a new materials management position effective September 2005, incremental Sarbanes-Oxley related fees of $30,000, and travel of $19,000, partially offset by the non-recurrence in 2005 of a $42,600 bad debt write-off taken in the first quarter 2004 coupled with lower public relations, legal and other miscellaneous expenses due to cost containment efforts.

Goodwill Impairment Loss

        The Company conducted the required annual goodwill impairment review in the fourth quarter 2005 and determined that the $1,110,967 carrying value of its Sunshine Products, Inc. goodwill was impaired and recorded a $910,967 goodwill impairment charge on the Consolidated Statement of Operations. In 2005, the Sunshine Product Line continued to experience competitive pressure leading to declining sales and gross profit. Despite attempts to improve the financial performance of the line, the Company has been unable to overcome the sales and marketing breadth and product cost advantage held by its larger competitors. Utilizing the Company's methodology for evaluating goodwill impairment (see Note 1), the implied value of the Sunshine Product Line goodwill was determined to be $200,000. Excluding goodwill, the Company believes the balance of the assets and liabilities related to the Sunshine Product Line are fairly valued and recovery is reasonably assured. The Company has internally evaluated the prospective sale price of the Sunshine Product Line and determined that in management's judgment it is comparable to the implied value of the goodwill.

Interest Expense

        Interest expense increased $109,562, or 48.2%, to $336,867 in 2005 from $227,305 in 2004. Interest expense in Canada decreased $44,375 (net of $9,234 in expenses related to foreign exchange) while interest expense in the U.S. increased $153,937. The $53,609 decrease in Canada (excluding foreign exchange) reflects lower outstanding line of credit and term loan balances in 2005, partially offset by slightly higher interest rates and fees. Canada’s outstanding line of credit balance was significantly reduced, beginning in mid-May 2005, to zero by the end of June 2005 through the use of the initial one-time positive cash flow generated by implementation of the new distribution agreement. Canada’s term loan was significantly reduced in January 2005 as a result of the pay off of an outstanding irrevocable standby letter of credit issued by the U.S. lender in the amount of $200,000 held by the Canadian lender as additional security for its credit facility. The $200,000 payment was applied to the term loan as a permanent principal reduction against the principal amount due in 2007. The increase in the U.S. is due to higher outstanding line of credit balances, higher interest rates and higher line of credit fees in 2005 versus 2004. In January 2005, the Company refinanced its U.S. line of credit at a higher overall cost level. In addition, in 2004 the U.S. operation did not move into a net borrowing position until June 2004.

Other Income/Expense

        Other income/expense improved $358,078 to $70,294 income in 2005 from $287,784 expense in 2004. The 2005 net income was comprised of a gain plus interest of $179,000 related to a one-time distribution agreement upset fee recorded in the first quarter 2005 and license fee income of $15,000 less fixed asset write-offs of $72,000, unfavorable exchange of $22,000 and miscellaneous net expenses of $30,000. The 2004 net expense was comprised of fixed asset write-offs of $259,000, reversal of a prior year gain of $14,000 and miscellaneous net expenses of $23,000, less license fee income of $8,000.

Income Taxes

        The Company did not record any tax expense in 2005 or 2004 given its net operating losses in 2005 and 2004 and available net operating loss carry forwards.

Net Loss

        The Company incurred a net loss of $909,104, or $0.07 loss per share (basic and diluted), in 2005 compared to a $2,338,693 loss, or $0.25 loss per share (basic and diluted), in 2004.

Liquidity and Capital Resources

Operational Overview

        In 2005, overall sales growth did not meet Company expectations. While reported sales increased 18.4% in 2005 over 2004, adjusted for one-time items, lost business and foreign exchange, period to period sales growth was approximately 9%. Sales in Canada exceeded expectations growing approximately 17%, as the Company has focused on contract compliance, exploring opportunities in other market segments (other than its traditional strength in the acute care segment) and working closely with its new exclusive distributor to leverage sales growth opportunities presented by this new relationship. Sales in the U.S. increased modestly at approximately 2% period to period. Growth in the private label area has effectively been offset by softness in the skin care, basic wound care and silver areas. Sales in the advanced wound care and wound closure-fasteners areas have remained relatively stable.

        As expected, the Company realized the benefit of its manufacturing and sourcing initiatives completed during 2004 and built on them throughout 2005. Notwithstanding the impact of price and mix on margins, gross profit margin increased to 33.1% in 2005 from 27.9% in 2004 due principally to improved manufacturing efficiencies and lower product procurement costs. In an effort to further enhance manufacturing efficiency and competitiveness, the Company closed its underutilized skin care manufacturing facility in August 2005 and cost effectively outsourced the manufacture of these products to a third party. Excluding one-time and ongoing costs, the skin care line generated a modest gross profit in 2005. Skin care margins are expected to improve going forward as the Company works through its existing higher cost inventory and once it is able to offload ongoing lease and maintenance costs of approximately $7,500 per month associated with the former manufacturing facility.

        Excluding one-time costs, expense reclassifications and exchange, 2005 operating costs increased approximately 4% versus 2004. Higher Canadian distribution costs related to the new distribution agreement and marketing in support of the Company’s growth initiatives represented the major areas of increase. This modest increase reflects the Company’s continuing effort to restrain expenses to the extent possible without adversely affecting the underlying infrastructure in place to support planned growth.

        The Company reported a net loss of $909,104 in 2005 versus a net loss of $2,338,693 in 2004. While there were a number of one-time items affecting each years results, overall 2005‘s performance represents a distinct improvement over 2004. Notwithstanding this improved performance, the Company will continue to focus on, and take the steps necessary to accelerate, sales growth while properly aligning operating expenses with expected revenues.

        As of December 31, 2005, the Board of Directors approved 461,875 stock options as part of the Company’s 2005 performance-based option plan as being earned by Company management. In accordance with the terms of the performance based option plan, options earned are immediately vested. In connection with the award of these options, the Company recorded a non-cash charge of $23,094 to compensation expense.

        On December 30, 2005, the Board of Directors approved the acceleration of vesting of unvested stock options held by officers, directors and employees of the Company. The vesting of options to purchase 828,533 shares of common stock, with exercise prices ranging from $0.37 to $1.70 per share and with a weighted average exercise price of $0.80 per share was accelerated. Of the options whose vesting was accelerated, 116,250 options were “in the money” when compared to a per share market price of $0.43, representing the closing price of the Company’s stock on December 29, 2005. In accordance with the intrinsic value method of accounting under APB 25 used by the Company through December 31, 2005, no charge was recorded for the vesting of the in the money options as, in the opinion of Company management, all of these options would have ultimately vested pursuant to the options original vesting schedule. The decision to accelerate the vesting of the foregoing options was made primarily to reduce non-cash compensation expense of approximately $422,000 that would otherwise have been recorded in future periods in compliance with SFAS 123(R).

        In the fourth quarter 2005, the Company conducted its required annual goodwill impairment review and determined that the $1,110,967 carrying value of its Sunshine Products, Inc. goodwill was impaired. In December 2005, the Company recorded a $910,967 non-cash goodwill impairment charge on the Consolidated Statement of Operations. The revised implied value of the Sunshine Products, Inc. goodwill of $200,000 is comparable to the value derived using the Company’s discounted cash flow methodology and is deemed reasonable by management.

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

        In June 2005, the Company announced its intention to close its skin care manufacturing facility in St. Louis, Missouri and outsource the facility’s production with a view to reducing overhead and improving cost competitiveness. The facility was closed on schedule at the end of August 2005. Through year-end, one-time closure related and ongoing costs of approximately $169,000 consisting of severance, lease costs, inventory write-offs, fixed asset write-offs and post closing maintenance costs were incurred. Ongoing estimated monthly lease and facility maintenance costs of $7,500, net of existing committed lease cost and estimated sub-lease income through lease expiration on January 31, 2007, will be expensed as incurred.

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

        In connection with implementing the agreement, the Company sold to the distributor its existing inventory of saleable finished product on hand and all saleable finished product it committed to manufacture prior to signing of the agreement for delivery by the Company through September 2005 at the agreed upon prices to initially stock and maintain its distribution pipeline. Other than the one-time sale in May and June 2005 of its existing inventory on hand, which is estimated to represent two to two and one-half months sales, prospective sales are expected to resume historical trends affected only by existing market conditions and the growth opportunities inherent in the agreement. Given economic order quantities and normal lead times associated with the products sold to the distributor, it is expected that a two to three month safety stock will be required prospectively by the distributor to maintain required customer service requirements. In addition, the Company incurred one-time costs consisting of severance and other costs to dismantle its distribution capabilities and sub-lease its distribution warehouse. A summary of the estimated one-time benefit and costs of the agreement recognized in the twelve months ended December 31, 2005 is outlined below:

                      Net Sales                 $1,840,000
                      Cost of Sales              1,240,000
                                                ----------

                      Gross Profit                 600,000
                      Expenses                     105,000

                      Pretax Income             $  495,000
                                                ----------

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

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,220,666, net of $159,334 in offering expenses, were used for working capital. The offering was initiated in December 2004. In 2004, the Company sold 1,555,000 units and received offering proceeds of $698,859, net of $78,641 in offering expenses. In 2005, the Company sold 1,205,000 units and received offering proceeds of $521,808, net of $80,692 in offering expenses.

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

Cash Flow

        At December 31, 2005 and 2004, the Company had cash and cash equivalents on hand of $1,105,330 and $46,508, respectively. The $1,058,822 increase principally reflects a timing difference that results from net cash provided by operating activities of $2,956,051 partially offset by net cash used in financing activities of $1,723,089, net cash used in investing activities of $238,670 and cash provided as a result of exchange rate changes of $64,530. The timing difference reflected in net cash provided by operating activities reflects receipt of a large Canadian receivable payment at year end. Subject to constraints surrounding the movement of cash between legal entities, the Company’s objective has been to maintain minimum cash balances on hand while using available cash to pay down its outstanding line of credit balances.

        Net cash provided by operating activities stems principally from an estimated $2,705,000 positive cash infusion associated with implementation of the Canadian distribution agreement in the second quarter 2005 together with cash provided by ongoing operations of approximately $299,000, cash provided of approximately $35,000 related to the one-time distribution upset fee, less cash used of approximately $84,000 related to the one-time cost to close the skin care manufacturing facility. Of the $299,000 of cash provided by ongoing operations, approximately $742,000 represents cash provided by operations (net loss plus non-cash charges) partially offset by approximately $443,000 of cash used representing the net change in operating assets and liabilities. Higher inventory in support of the 2005 sales growth and the pay down of accounts payable and accrued liabilities afforded by the improved cash flow partially offset by lower receivables due principally to timing were the drivers behind the net change in ongoing assets and liabilities.

        Net cash used in financing activities principally reflects use of available cash generated from operating activities to pay down the Company’s outstanding line of credit balance by $1,682,388. Other uses pertain to debt repayment of $445,919, including, in addition to normal scheduled payments, a one-time payment of $200,000 in January 2005 related to the payoff of the outstanding standby letter of credit issued by the U.S. lender in favor of the Company’s Canadian lender as additional security for the Company’s Canadian credit facility and deferred financing costs of $116,590 related to refinancing the U.S. line of credit in January 2005. Partially offsetting these cash uses were net proceeds of $521,808 from the sale of common stock in the first quarter 2005.

        Net cash used in investing activities of $238,670 reflects capital investment of $223,754 principally in Canada to expand and improve manufacturing capability and efficiency, $49,376 of capitalized business acquisition costs less $34,460 related to the sale of non essential equipment.

Working Capital

        Working capital increased $505,197, or 17.7%, at December 31, 2005 to $3,354,793 from $2,849,596 at December 31, 2004. The increase reflects the net impact of the cash inflows and outflows outlined in the Cash Flow section above.

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

        The Company may request advances under the New Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At December 31, 2005, the effective interest rate was 9.75%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Maximum potential advances under the New Agreement at December 31, 2005 were $1,800,000. Advances outstanding against the line were $1,080,561 at December 31, 2005, leaving an additional $719,439 available for borrowing.

        Over the term of the New Agreement, the Company has agreed to comply with the following covenants as measured at the end of each month for the average of the three most recent calendar months based upon its consolidated operating results: (a) maintain EBITDA (earnings before interest, taxes, depreciation and amortization) in the range of negative $300,000 (as of January 31, 2005) transitioning to positive $600,000 (post December 31, 2005) and (b) maintain its fixed charge ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends) in the range of –1.0 to 1.0 (as of January 31, 2005) to 1.25 to 1.0 (post December 31, 2005). In addition, at all times the Company’s cash on hand (including unused borrowing capacity under the New Agreement) must not be less than $200,000. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the New Agreement.

        Based upon consolidated operating results for March and April 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenant under the New Agreement. The U.S. lender agreed to waive these covenant violations. Effective June 30, 2005, the Company and the U.S. lender agreed to prospectively amend the Company’s monthly minimum EBITDA and fixed charge ratio covenants to better align these covenants with expected performance. The Company incurred fees of $10,000 associated with the granting of the covenant amendments. Based upon consolidated operating results for September 2005, the Company was out of compliance with its EBITDA covenant. The U.S. lender agreed to waive the covenant violation for September 2005. Based upon consolidated operating results for October 2005 through February 2006, the Company was out of compliance with its EBITDA and fixed charge ratio covenants as amended effective June 30, 2005. The U.S. lender has agreed to waive these covenant violations and to work with the Company to amend the existing covenants going forward.

        The Company may terminate the New Agreement at any time by paying all outstanding indebtedness and any other payments due the U.S. lender and paying the U.S. lender a yield maintenance based early termination fee equal to the net present value (as defined) of the product of: (a) the effective yield on the facility for the six months prior to termination (expressed as an annual percentage rate), (b) $2,000,000, and (c) the quotient of the months remaining in the original term of the New Agreement divided by 12.

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

Financing Arrangements — Canada

        In November 2005, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $688,000 ($800,000 Canadian) with its Canadian lenders. In light of the favorable impact of the new distribution agreement on the borrowing requirements of the Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., the maximum principal amount of the credit facility was reduced in line with the subsidiary’s prospective maximum borrowing capacity. The next annual review is expected to be completed by May, 2006. Derma Sciences Canada Inc., may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $344,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 6.00% for Canadian dollar advances and 8.75% for U.S. dollar denominated advances at December 31, 2005. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

        Maximum potential advances under the Canadian Agreement at December 31, 2005 were $235,000. Advances outstanding against the Canadian Agreement were zero at December 31, 2005, leaving $235,000 available for borrowing.

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

        Losses principally associated with the write-off of obsolete equipment, employee termination costs and a revamping of manufacturing operations in Toronto resulted in Derma Sciences Canada being out of compliance with certain of its income based loan covenants that are measured annually at December 31, 2004. The Canadian lender agreed to waive the covenant violations at December 31, 2004. The Company incurred fees of $12,000 associated with the granting of waivers in 2004.

Prospective Assessment

        The Company’s objective is to continue to grow sales and gross profit and return to profitability in 2006. Growth of the Company’s existing private label business is expected to accelerate in 2006 as existing business continues to grow and new customers are brought on board. Plans are in place to better leverage existing opportunities in the Company’s basic and advanced wound care lines in the U.S. by working more closely with several key existing and potential new customers to increase business. In Canada, the exclusive distribution agreement represents an opportunity for sales growth in the near to intermediate future. In 2005, the Company expanded its product development initiatives. As a result of these efforts, the Company expects to launch two new products in 2006.

        The Company expects to build upon its success in 2005 in the area of product cost savings. Higher throughput and improved operational efficiencies are expected to lower the Company’s overall internal cost of manufacturing going forward. Plans are in place to bring the manufacture of the Company’s wound closure and fastener line in house during 2006 at a significant savings versus existing third party sourcing. The Company expects to realize savings when it begins sterilizing its China source products in China in 2006. Subject to commodity driven cotton prices and foreign exchange changes, which are outside of the Company’s control, the Company expects to continue building on its successful relationships in China to keep its basic wound care costs competitive.

        The Company believes its existing infrastructure is adequate to support its growth plans for the foreseeable future except in the area of information technology where the Company is presently is in the midst of a two to three year program to upgrade its capabilities. In addition, as a small business filer (as defined by the SEC), the Company is required to be in compliance with Sarbanes-Oxley regulations as of December 31, 2007. The Company is closely monitoring its requirements under Sarbanes-Oxley and expects to incur significant one-time costs to comply beginning in the second half 2006 through the first quarter 2008 with modest ongoing incremental cost thereafter. Steps will continue to be taken to monitor operating expenses and to limit spending in this area to that necessary to support existing operations.

        Going forward, capital expenditures will continue to be limited to those projects capable of generating an acceptable level of return and those necessary to support ongoing operations. The Company plans to continue to closely monitor inventory levels with the objective of properly balancing customer service requirements while minimizing its investment in inventory wherever possible.

        The Company believes that available funds from expected improving operations and available lines of credit will be sufficient to satisfy the Company’s liquidity requirements through at least December 31, 2006. In addition, the Company will continue to evaluate external opportunities to leverage its core capabilities for growth.

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

Revenue Recognition and Adjustments to Revenue

        Revenue is recognized when product is shipped and title passes to the customer and collectability is reasonably assured. When the Company recognizes revenue from the sale of products, the Company simultaneously adjusts revenue for estimated trade rebates. A trade rebate represents the difference between invoice price to the wholesaler and the indirect customer’s contract price. These rebates are estimated based on historical experience, estimated customer inventory levels, current contract sales terms with customers and other competitive factors. If the assumptions used to calculate these rebates do not appropriately reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted. The Company continually monitors the factors that influence these rebates and makes adjustments as necessary.

Goodwill

        The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future. As discussed in Note 6 of the Company’s financial statements, in 2005 the Company recorded a goodwill impairment charge of $910,967.

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

Recent Accounting Pronouncements Affecting the Company

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements of the accounting for and reporting of a change in accounting principles. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles, and (2) changes required by a new accounting pronouncement if a specific transaction is not provided. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. SFAS 123(R)

establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative whereby the Company used APB 25‘s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) was modified by the SEC in April 2005 and now is effective for public entities as of the beginning of the next fiscal year that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, effective January 1, 2006, will be zero as all outstanding stock options as of December 31, 2005 were fully vested. The Company used the intrinsic value method through December 31, 2005 and, accordingly, the adoption of SFAS 123(R) will impact the Company’s results of operations based upon the grant of future options the materiality of which will be determined by the amount and fair value of future stock option grants. Notes 1 and 12 to the Company’s financial statements contain additional information on the Company’s stock based compensation and stock options.

        In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43B, Chapter 4” (“SFAS 151”). SFAS 151 retains the general principle of ARB 43, Chapter 4, Inventory Pricing, that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as charges of the current period and allocation of fixed production facilities. SFAS 151 defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Accordingly, an entity will have to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high). In periods of abnormally low production, the amount of fixed overhead allocated to each unit of production should not be increased. However, in periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. The Company does not expect the adoption of SFAS 151 to have a material impact on its financial condition or results of operations.

Factors Affecting Future Prospects

The potential increase in common shares due to the conversion or exercise of outstanding derivative securities may have a depressive effect upon the market value of the Company’s shares.

        As of December 31, 2005, 12,123,128 shares of the Company’s common stock were issuable upon the conversion or exercise of outstanding convertible preferred stock, warrants and options (“derivative securities”). The shares of common stock issuable upon conversion or exercise of derivative securities are substantial compared to the 12,285,768 shares of common stock currently outstanding.

        Earnings per share relative to the Company’s common stock, as and when generated, will be calculated assuming the conversion or exercise of all dilutive derivative securities. Earnings per share of common stock would be substantially diluted by the existence of these derivative securities regardless of whether they are converted or exercised. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

The Company has generated only nominal income and it cannot guarantee future profitability.

        The Company earned net income of $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $909,104 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At December 31, 2005

the Company had an accumulated deficit of $13,895,134. Although the Company achieved nominal profitability in 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2001 through 2005 are set forth in the table below:

                                     Derma Sciences
                             Trading Range - Common Stock

                           Year           Low          High
                           ----           ---          ----

                           2001          $0.22        $0.80
                           2002          $0.35        $0.85
                           2003          $0.35        $2.30
                           2004          $0.43        $1.90
                           2005          $0.42        $0.78

        Events that may affect the Company’s stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries; and
•	The introduction of new products either by the Company or by its competitors.

        Although all publicly traded securities are subject to price and volume fluctuations, it is likely that the Company’s common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

The rate of reimbursement for the purchase of the Company’s products by government and private insurance is subject to change.

        Sales of several of the Company’s wound care and specialty fastener products depend partly on the ability of its customers to obtain reimbursement for the cost of its products from government health administration agencies such as Medicare and Medicaid. Both government health administration agencies and private insurance firms continuously seek to reduce healthcare costs. These cost reduction efforts may adversely affect both the eligibility of the Company’s products for reimbursement and the rate of reimbursement. Although management believes that reimbursement policies relative to the Company’s products will remain stable for the foreseeable future, it can offer no assurance that the Company’s products will continue to be eligible for reimbursement indefinitely or that the rate of reimbursement will not be reduced.

The Company’s success may depend upon its ability to protect its patents and proprietary technology.

        The Company owns patents, both in the United States and abroad, for several of its products, and relies upon the protection afforded by its patents and trade secrets to protect its technology. The Company’s success may depend upon its ability to protect its intellectual property. However, the enforcement of intellectual property rights can be both expensive and time consuming. Therefore, the Company may not be able to devote the resources necessary to prevent infringement of its intellectual property. Also, the Company’s competitors may develop or acquire substantially similar technologies without infringing the Company’s patents or trade secrets. For these reasons, the Company cannot be certain that its patents and proprietary technology will provide it with a competitive advantage.

Approximately half of the Company’s products are manufactured by third party manufacturers.

        Approximately one half of the Company’s products are manufactured by third party manufacturers. One manufacturer produces advanced wound care products which account for about ten percent of the Company’s sales. Another manufacturer produces wound closure strips and catheter fasteners which account for about ten percent of the Company’s sales. Each of the Company’s other manufacturers produces products that individually account for less than ten percent of the Company’s sales.

        Management considers the Company’s relationships with its third party manufacturers to be excellent. Although there are several manufacturers potentially available for each of the Company’s products, if a current manufacturer were unable or unwilling to continue to manufacture the Company’s products, distribution and sales of the affected products could be delayed for the period necessary to secure a replacement.

Competitors could invent products superior to those of the Company and cause its products and technology to become obsolete.

        The Company operates in an industry where technological developments occur at a rapid pace. The Company competes with a large number of established companies and institutions many of which have more capital, larger staffs and greater expertise than the Company. The companies with which the Company competes include Bristol Myers Squibb-Convatec, Smith & Nephew, Johnson & Johnson, 3M, Kendall, Hermitage, Medical Action, Cyprus, DeRoyal, Provon, Calgon Vestal-Steris and Chester Laboratories, together with a number of smaller companies. The Company’s competitors currently manufacture and distribute a variety of products that are in many respects comparable to those of the Company. While management has no specific knowledge of products under development by the Company’s competitors, it is possible that these competitors may develop technologies and products that are more effective than any the Company currently has. If this occurs, any of the Company’s products and technology affected by these developments could become obsolete.

Although the Company is insured, any material product liability claims could adversely affect its business.

        The Company sells over-the-counter products and medical devices and is exposed to the risk of lawsuits claiming alleged injury caused by its products. Among the grounds for potential claims against the Company are injuries due to alleged product inefficacy and injuries resulting from infection due to allegedly non-sterile products. Although the Company carries product liability insurance with limits of $1.0 million per occurrence and $2.0 million aggregate with $5.0 million in umbrella coverage, this insurance may not be adequate to reimburse the Company for all damages that it could suffer as a result of successful product liability claims. No material product liability claim has ever been made against the Company and management is not aware of any pending product liability claims. However, a successful material product liability suit could adversely affect the Company’s business.

Item 7. Consolidated Financial Statements

Financial Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Derma Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. and Subsidiaries at December 31, 2005 and 2004, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 24, 2006

Financial Index

DERMA SCIENCES, INC.

Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------
                                                                                   December 31,
ASSETS                                                                         2005            2004
------------------------------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                                              $  1,105,330    $     46,508
  Accounts receivable, net                                                  1,225,639       2,601,092
  Inventories                                                               3,868,663       4,932,232
  Prepaid expenses and other current assets                                   210,288         181,201
------------------------------------------------------------------------------------------------------
Total current assets                                                        6,409,920       7,761,033
Equipment and improvements, net                                             3,385,862       3,662,557
Goodwill                                                                      200,000       1,110,967
Other intangible assets, net                                                  299,776         383,911
Other assets, net                                                             299,688         132,464
------------------------------------------------------------------------------------------------------
Total Assets                                                             $ 10,595,246     $13,050,932
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Current Liabilities
  Line of credit borrowings                                              $  1,080,561    $  2,820,284
  Current maturities of long-term debt                                        285,945         247,306
  Accounts payable                                                          1,197,062       1,249,409
  Accrued expenses and other current liabilities                              491,559         594,438
------------------------------------------------------------------------------------------------------
Total current liabilities                                                   3,055,127       4,911,437
Long-term debt                                                                388,473         867,539
Other long-term liabilities                                                    99,982          53,207
------------------------------------------------------------------------------------------------------
Total Liabilities                                                           3,543,582       5,832,183
------------------------------------------------------------------------------------------------------
Commitments
Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 at December 31, 2005 and 2004 (liquidation preference of $4,210,231) at December 31, 2005
  and 2004                                                                     22,804          22,804
Common stock, $.01 par value, 30,000,000 shares authorized;
  issued and outstanding: 12,285,768 shares at December 31, 2005 and
  11,079,007 shares at December 31, 2004                                      122,858         110,790
Additional paid-in capital                                                 19,905,059      19,371,225
Accumulated other comprehensive income -
  cumulative translation adjustments                                          896,077         699,960
Accumulated deficit                                                       (13,895,134)    (12,986,030)
------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                  7,051,664       7,218,749
------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                               $ 10,595,246    $ 13,050,932
------------------------------------------------------------------------------------------------------

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------
                                                                         Year ended December 31,
                                                                          2005            2004
-------------------------------------------------------------------------------------------------

Net Sales                                                            $23,545,475     $19,887,132

Cost of sales                                                         15,756,053      14,335,202
-------------------------------------------------------------------------------------------------
Gross Profit                                                           7,789,422       5,551,930
-------------------------------------------------------------------------------------------------
Operating expenses                                                     7,520,986       7,375,534
Goodwill impairment loss                                                 910,967           -
Interest expense                                                         336,867         227,305
Other expense (income), net                                              (70,294)        287,784
-------------------------------------------------------------------------------------------------
Total Expenses                                                         8,698,526       7,890,623
-------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                  (909,104)     (2,338,693)
Provision for income taxes                                                 -               -
-------------------------------------------------------------------------------------------------
Net Loss                                                             $  (909,104)    $(2,338,693)
-------------------------------------------------------------------------------------------------
Loss per common share - basic and diluted                            $     (0.07)    $    (0.25)
-------------------------------------------------------------------------------------------------
Shares used in computing loss per common share - basic and diluted    12,216,804       9,424,191
-------------------------------------------------------------------------------------------------

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Shareholders' Equity

--------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Accumulated
                                           Preferred        Common     Convertible                    Additional          Other                           Total
                                             Shares         Shares      Preferred       Common         Paid-In        Comprehensive   Accumulated     Shareholders'
                                             Issued         Issued        Stock         Stock          Capital           Income         Deficit           Equity
--------------------------------------------------------------------------------------------------------------------------------------------------------------------

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
                                                                                                                                                        -----------
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
--------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                   2,280,407  11,079,007         $22,804      $110,790      $19,371,225        $699,960     $(12,986,030)     $7,218,749

Net loss                                          -           -               -             -                -                  -         (909,104)       (909,104)
Foreign currency translation adjustment           -           -               -             -                -            196,117             -            196,117
                                                                                                                                                         ----------
Comprehensive loss - total                        -           -               -             -                -               -                -           (712,987)
Issuance of common stock in
  private placement, net of issuance
  costs of $80,692                                -      1,205,000            -           12,050          509,758            -                -            521,808
Adjustment of shares issued and issuable
   in connection with acquisition                 -          1,761            -               18              (18)           -                -               -
Employee stock option expense                     -           -               -            -               24,094            -                -             24,094
--------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                   2,280,407  12,285,768         $22,804      $122,858      $19,905,059        $896,077     $(13,895,134)     $7,051,664
--------------------------------------------------------------------------------------------------------------------------------------------------------------------

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC.

Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31
                                                                            2005              2004
-----------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                                              $ (909,104)     $ (2,338,693)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation of equipment and improvements                             490,274           320,474
    Amortization of intangible assets                                       84,136           117,490
    Amortization of deferred financing costs                                71,598            88,483
    Provision for bad debts and rebates                                  1,196,504            15,233
    Provision for inventory obsolescence                                   289,946           196,837
    Goodwill impairment loss                                               910,967              -
    Loss on disposal of equipment and improvements                          65,753           273,263
    Deferred rent expense                                                   39,037            53,207
    Employee stock option expense                                           24,094              -
    Changes in operating assets and liabilities:
        Accounts receivable                                                159,162           163,501
        Inventories                                                        808,849          (910,904)
        Prepaid expenses and other current assets                          (11,412)          157,692
        Other assets                                                       (84,956)           11,276
        Accounts payable                                                   (67,945)          470,184
        Accrued expenses and other current liabilities                    (118,208)          257,574
        Other long-term liabilities                                          7,356              -
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      2,956,051       (1,124,383)
-----------------------------------------------------------------------------------------------------
Investing Activities
  Business acquisition costs                                               (49,376)       (1,942,797)
  Purchase of equipment and improvements                                  (223,754)       (1,030,588)
  Proceeds from sale of equipment and improvements                          34,460              -
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (238,670)       (2,973,385)
-----------------------------------------------------------------------------------------------------
Financing Activities
  Net change in bank line of credit                                     (1,682,388)        1,348,780
  Deferred financing costs                                                (116,590)          (91,409)
  Long-term debt repayments                                               (445,919)         (209,626)
  Proceeds from issuance of stock, net of issuance costs                   521,808         2,660,656
-----------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                     (1,723,089)        3,708,401
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                     64,530            (3,962)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     1,058,822          (393,329)

Cash and cash equivalents
  Beginning of year                                                         46,508           439,837
-----------------------------------------------------------------------------------------------------
  End of year                                                         $  1,105,330    $       46,508
-----------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                $291,209          $172,663
Supplemental schedule of non cash investing and financing activities:
  Equipment obtained with capital leases                                      -             $228,518
-----------------------------------------------------------------------------------------------------

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the “Company”) are full line providers of wound care, wound closure and fasteners and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s U.S. distribution facility is located in St. Louis, Missouri, while the Company’s Canadian distribution facility is located in Toronto. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

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

        Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). For the Company’s Canadian subsidiary, whose functional currency is the Canadian dollar, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in $22,414 of expense and $11,349 of income for the years ended December 31, 2005 and 2004, respectively.

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

Financial Index

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

        Goodwill — The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Goodwill and certain other intangible assets having indefinite lives are no longer amortized to earnings, but instead are subject to periodic (annual) testing for impairment. The Company tests goodwill for impairment using the two-step process prescribed by SFAS 142. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. If the first step indicates an impairment, i.e. when the carrying value exceeds the fair value, then the second step is required to determine the implied fair value of goodwill. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination. The allocation is to be performed as if the reporting unit had just been acquired and the fair value of the unit was the purchase price. The goodwill impairment equals the carrying value of goodwill less the implied fair value of goodwill. As stated in Note 6, in 2005 the Company recorded a goodwill impairment charge of $910,967.

        Stock Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), provides companies with a choice to follow the provisions of SFAS No. 123 in the determination of stock-based employee compensation expense based on the fair values of the options or to continue to use the intrinsic value method pursuant to the provisions of “Accounting for Stock Issued to Employees” APB 25 and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company’s stock options granted to employees equals or exceeds the market price of the underlying common stock on the date of grant, generally no compensation expense is recognized.

        No charge is recorded as of the date of grant for performance-based options. An evaluation is conducted as of the end of each subsequent reporting period to determine the probability of the performance criteria underlying the earning of the performance options being met. If it is determined that achievement of the underlying performance criteria is not probable as of the reporting date, no charge is recorded. If it is determined that achievement of the performance criteria is probable, then a charge is recorded. The charge represents the change in intrinsic value from the grant date through the reporting date. The charge is remeasured and adjusted each subsequent reporting period until the final determination as to the awarding of the performance-based options is made in accordance with the terms of the original grant.

Financial Index

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 148, which also requires that the information be determined as if the Company had accounted for stock options granted to employees under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004:

                                            2005                 2004
                                            ----                 ----
         Risk-free interest rate

             First Quarter                  4.25%                4.00%
             Second Quarter                 3.90%                4.25%
             Third Quarter                  3.90%                 -
             Fourth Quarter                 4.40%                 -

         Volatility Factor

             First Quarter                  1.376                1.463
             Second Quarter                 1.353                1.448
             Third Quarter                  1.326                 -
             Fourth Quarter                 0.726                 -

         Dividend Yield                     0%                   0%

         Expected Option Life               5 Years              5 Years

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

                                                                       2005            2004
                                                                       ----            ----

   Net loss - as reported                                        $  (909,104)    $(2,338,693)
   Add:    Stock-based employee compensation expense included
           in reported net loss                                       24,094            -
   Deduct: Total stock-based employee compensation expense
           determined under fair value method for all awards      (1,186,530)       (871,212)
                                                                 ------------    ------------

   Pro forma net loss                                            $(2,071,540)    $(3,209,905)
                                                                 ------------    ------------

   Loss per common share - basic and diluted
       As reported                                                   $(0.07)         $(0.25)
       Pro forma                                                     $(0.17)         $(0.34)

        As of December 31, 2005, the board of directors approved 461,875 stock options as part of the Company’s 2005 performance-based option plan as being earned by Company management. In accordance with the terms of the performance based option plan, options earned are immediately vested. In connection with the award of these options, the Company recorded a non-cash charge of $23,094 to compensation expense.

        In May 2005, the Company modified the terms of a retired employee’s stock option agreement to provide for the continued vesting in accordance with the terms of the subject stock option agreement to the same extent as if

Financial Index

the employee’s employment had continued indefinitely. In connection with this modification, the Company recorded a non-cash charge of $1,000 to compensation expense.

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which revises SFAS 123 and supercedes APB 25. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over their vesting periods.

        On December 30, 2005, the board of directors approved the acceleration of vesting of unvested stock options held by officers, directors and employees of the Company. The vesting of options to purchase 828,533 shares of common stock, with exercise prices ranging from $0.37 to $1.70 per share and with a weighted average exercise price of $0.80 per share was accelerated. Of the options whose vesting was accelerated, 116,250 options were “in the money” when compared to a per share market price of $0.43, representing the closing price of the Company’s common stock on December 29, 2005. No charge was recorded for the vesting of the in the money options as, in the opinion of management, all of these options would have ultimately vested pursuant to the options’ original vesting schedule. The decision to accelerate the vesting of the foregoing options was made primarily to reduce non-cash compensation expense of approximately $422,000 that would otherwise have been recorded in future periods in compliance with SFAS 123(R).

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

        Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred and were $304,690 and $297,716 in 2005 and 2004, respectively.

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

Financial Index

        Securities that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Those securities are as follows:

                                                  December 31,
                                              --------------------
                                              2005            2004
                                              ----            ----
   Dilutive shares:
      Preferred stock                      2,280,407       2,280,407
      Warrants                             4,069,441       4,734,448
      Stock options                        5,773,280       4,464,655
                                          ----------      ----------

          Total dilutive shares           12,123,128      11,479,510
                                          ==========      ==========

        Reclassifications – Certain reclassifications have been made to prior year reported amounts to conform with the 2005 presentation.

2. Acquisition of Kimberly-Clark Corporation’s Wound Care Assets

        On January 9, 2004, the Company purchased certain wound care assets from Kimberly-Clark Corporation. The primary purpose of the acquisition was to obtain equipment to expand the Company’s in-house manufacturing capabilities and to broaden its product line. The assets acquired consist of manufacturing equipment, product rights and other intangibles. The purchase price for the assets was $1,942,797 and was paid as follows: (1) $300,100 at closing; (2) $1,566,000 via a seller financed promissory note due December 31, 2004, without interest; and (3) $76,697 incurred for transaction costs. The acquisition was accounted for as a purchase of a business, effectively as of January 1, 2004, and the purchase price was allocated to equipment in the amount of $1,600,000 and identifiable intangible assets (see Note 7) in the amount of $342,797 based upon the estimated fair values of the assets acquired. The promissory note was paid in full on December 30, 2004.

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

        The Company completed the transfer, installation and validation of the equipment and commenced manufacturing in Toronto, Canada in August 2004. The capital costs to transfer, install and validate the equipment were approximately $680,000.

Financial Index

3. Accounts Receivable

Accounts receivable include the following:

                                                          December 31,
                                                      -------------------
                                                      2005           2004
                                                      ----           ----

   Trade accounts receivable                     $ 2,619,581     $2,774,293
   Less:  Allowance for doubtful accounts            (79,841)       (57,090)
          Allowance for trade rebates             (1,404,290)      (164,000)
                                                 ------------    -----------
        Net trade receivables                      1,135,450      2,553,203
   Other receivables                                  90,189         47,889
                                                 ------------    -----------

        Total receivables                        $ 1,225,639     $2,601,092
                                                 ============    ===========

4. Inventories

Inventories include the following:

                                                          December 31,
                                                      -------------------
                                                      2005           2004
                                                      ----           ----

   Finished goods                                $2,516,114      $3,531,095
   Work in process                                  144,390          71,423
   Packaging materials                              398,463         461,052
   Raw materials                                    809,696         868,662
                                                 ------------    -----------

        Total inventory                          $3,868,663      $4,932,232
                                                 ============    ===========

5. Equipment and Improvements, net

Equipment and improvements include the following:

                                                          December 31,
                                                      -------------------
                                                      2005           2004
                                                      ----           ----

   Machinery and equipment                       $3,337,306      $3,407,073
   Furniture and fixtures                           245,357         196,506
   Leasehold improvements                           887,286         714,992
                                                 ------------    -----------
        Gross equipment and improvements          4,469,949       4,318,571
   Less:  accumulated depreciation               (1,084,087)       (656,014)
                                                 ------------    -----------

        Total equipment and improvements, net    $3,385,862      $3,662,557
                                                 ============    ===========

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

        Included in equipment and improvements at December 31, 2005 was machinery and equipment with a cost of $221,518 and accumulated amortization of $54,353 attributable to leased equipment. Amortization of assets under capital leases is included in depreciation expense.

Financial Index

6. Goodwill Impairment

        In connection with the acquisition of Sunshine Products, Inc. in 1998, the Company recorded goodwill representing the excess of the purchase price over the fair value of the identifiable assets acquired. The Sunshine products (the “Product Line”) acquired in connection with this acquisition consist of hair and body soaps, lotions and moisturizers and skin cleansers that comprise approximately 95% of the Company’s skin care segment. Prior to completion of the 2005 goodwill impairment test in the fourth quarter 2005, the carrying value of this goodwill was $1,110,967.

        In 2005, the Product Line continued to experience competitive pressure leading to declining sales and gross profit. Despite various attempts to improve the financial performance of the Product Line, the Company has been unable to overcome the sales and marketing breadth and product cost advantage held by its larger competitors. Utilizing the Company’s methodology for evaluating goodwill impairment (see Note 1), the results of the 2005 goodwill impairment test is outlined below:

    Fair value of reporting unit with goodwill             $  624,000
    Less fair value of assets and liabilities,
        excluding goodwill, and including
        unrecognized intangible assets of $60,000             424,000
                                                           ----------
    Implied value of goodwill                                 200,000
    Carrying amount of goodwill                             1,110,967
                                                           ----------

    Goodwill impairment loss                               $  910,967
                                                           ==========

        Excluding goodwill, the Company believes the balance of the assets and liabilities related to the Product Line are fairly valued and recovery is reasonably assured. The Company has internally evaluated the prospective sale price of the Product Line excluding the fair value of any unrecorded intangible assets (customer lists, intellectual property etc.). The sale value is comparable to the implied value of goodwill of $200,000 derived from the discounted future cash flow methodology used in the impairment test and is deemed reasonable by management.

        The goodwill impairment expense of $910,967 has been recorded as a separate line item within Total Expense in the 2005 Consolidated Statement of Operations. Given the uncertainty surrounding the Company’s ability to use its available net operating loss carryforwards (see Note 14), no tax benefit has been provided relative to the impairment loss.

7. Other Intangible Assets, net

        Other intangible assets, net include the following:

                                                          December 31,
                                                      -------------------
                                                      2005           2004
                                                      ----           ----

Patents and trademarks                            $ 444,067      $ 444,067
Other intangible assets                             342,797        342,797
                                                  ----------     ----------

Gross other intangible assets                       786,864        786,864
Less accumulated amortization                      (487,088)      (402,953)
                                                  ----------     ----------

Other intangible assets, net                      $ 299,776      $ 383,911
                                                  ==========     ==========

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

Financial Index

        The weighted average useful life of patent and trademarks and other intangibles is 5.9 years and 3.0 years, respectively. Actual amortization expense for 2005 and 2004 and estimated thereafter by year is outlined below:

                                                               Patents and      Other
                                                                Trademarks   Intangibles      Total
                                                                ----------   -----------      -----

Actual amortization expense for year ended 12/31/05               $15,614      $ 68,522      $ 84,136
                                                                  =======      ========      ========

Actual amortization expense for year ended 12/31/04               $15,696      $101,794      $117,490
                                                                  =======      ========      ========

Estimated amortization expense for years ending December 31,

         2006                                                     $15,614      $ 68,522      $ 84,136
         2007                                                      15,614        68,522        84,136
         2008                                                      15,614        68,522        84,136
         2009                                                      15,614         1,849        17,463
         2010                                                      15,614           -          15,614
         Thereafter                                                14,291           -          14,291
                                                                  -------      --------      --------

              Total                                               $92,361      $207,415      $299,776
                                                                  =======      ========      ========

8. Other Assets, net

        Other assets, net include the following:

                                                        December 31,
                                                    -------------------
                                                    2005           2004
                                                    ----           ----

   Deferred financing costs, net                 $ 92,235        $ 60,728
   Deposits                                        67,777          71,736
   Long-term receivable                            90,300            -
   Other deferred costs                            49,376            -
                                                  -------        --------

        Total other assets, net                  $299,688        $132,464
                                                 ========        ========

        Deferred financing costs related to the U.S. credit facility are being amortized over three years. Deferred financing costs related to the Canadian credit facility are being amortized over five years.

9. Line of Credit Borrowings

        Short-term borrowings include the following:

                                                          December 31,
                                                      -------------------
                                                      2005           2004
                                                      ----           ----

   U.S. line of credit                           $1,080,561      $1,312,756
   Canadian line of credit                             -          1,507,528
                                                 ----------      ----------

        Total line of credit borrowings          $1,080,561      $2,820,284
                                                 ==========      ==========

Financial Index

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

        The Company may request advances under the New Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At December 31, 2005 the effective interest rate was 9.75%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the new U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The new U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

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

        Based upon consolidated operating results for March and April 2005, the Company was out of compliance with its EBITDA and fixed charge ratio covenants under the New Agreement. The U.S. lender agreed to waive these covenant violations. Effective June 30, 2005 the Company and the U.S. lender agreed to prospectively amend the Company’s monthly minimum EBITDA and fixed charge ratio covenants to better align these covenants with expected performance. The Company incurred fees of $10,000 associated with the granting of the covenant amendments. Based upon consolidated operating results for September 30, 2005, the Company was out of compliance with its EBITDA covenant. The U.S. lender agreed to waive the covenant violation for September 2005. Based upon consolidated operating results for October, 2005 through February, 2006, the Company was out of compliance with its EBITDA and fixed charge ratio covenants as amended effective June 30, 2005. The U.S. lender agreed to waive these covenant violations and to work with the Company to amend the existing covenants going forward. The Company expects to, but cannot assure that it will, maintain compliance with all applicable loan covenants in the future.

        The Company may terminate the New Agreement at any time by paying all outstanding indebtedness and any other payments due the new U.S. lender and paying the new U.S. lender a yield maintenance based early termination fee equal to the net present value (as defined) of the product of: (a) the effective yield on the facility for the six months prior to termination (expressed as an annual percentage rate), (b) $2,000,000, and (c) the quotient of the months remaining in the original term of the New Agreement divided by 12.

        On January 13, 2005 in connection with the refinancing of the U.S. line of credit, the Company paid off and cancelled the outstanding irrevocable standby letter of credit issued by the former U.S. lender in the amount of

Financial Index

$200,000 held by the Company’s Canadian lender as additional security for its credit facility. The $200,000 paid to the Canadian lender was applied as a permanent principal reduction against the principal amount due in 2007 associated with the Company’s outstanding term loan with the Canadian lender (see Note 11). Subsequently, on January 31, 2005 the Canadian lender agreed as part of refinancing of the U.S. line of credit to retain its second lien security interest and guarantee position against the Company’s U.S. assets and not to exercise its rights under its second lien security interest and guarantee against the U.S. assets without the U.S. lender’s approval.

      Canadian Line of Credit

        In November 2005, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $688,000 ($800,000 Canadian) with its Canadian lender. In light of the favorable impact of the new distribution agreement (see Note 18) on the borrowing requirements of the Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., the maximum principal amount of the credit facility was reduced in line with the subsidiary’s prospective maximum borrowing capacity. The next annual review is expected to be completed by May 1, 2006. Derma Sciences Canada Inc. may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $344,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 6.00% for Canadian dollar advances and 8.75% for U.S. dollar denominated advances at December 31, 2005. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

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

10. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

                                                         December 31,
                                                     -------------------
                                                     2005           2004
                                                     ----           ----
   Accrued compensation and related taxes         $124,718        $218,037
   Accrued sales, goods and services taxes          72,179         197,984
   Accrued administrative fees                     215,357         107,916
   Accrued closure costs                            26,348               -
   Other                                            52,957          70,501
                                                  --------        --------

      Total accrued expenses and other current
        liabilities                               $491,559        $594,438
                                                  ========        ========

Financial Index

11. Long-Term Debt

        Long-term debt includes the following:

                                                          December 31,
                                                      -------------------
                                                      2005           2004
                                                      ----           ----

   Canadian term loan                             $533,809       $  916,805
   Capital lease obligations                       140,609          198,040
                                                  --------       ----------

        Total debt                                 674,418        1,114,845
   Less:  current maturities                       285,945          247,306
                                                  --------       ----------

        Long-term debt                            $388,473       $  867,539
                                                  ========       ==========

        The following are the term loan maturities for the next 2 years:

             Year Ending
             December 31                                Term Loan
             -----------                                ---------

             2006                                        $233,878
             2007                                         299,931
                                                         --------

             Total term loan obligations                  533,809
             Less:  current maturities                    233,878
                                                         --------

             Long-term loan obligations                  $299,931
                                                         ========

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc., the Company entered into a five-year term loan agreement with a Canadian Bank. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 6.25% at December 31, 2005. The term loan is secured by all tangible and intangible assets of Derma Canada and is subject to the same financial covenants applicable to the operating line of credit (see Note 9).

        The Company has three capital lease obligations for certain distribution equipment and computer equipment totaling $140,609 as of December 31, 2005. The capital leases bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

        The future minimum lease payments required under the capital leases and the present value of the minimum lease payments as of December 31, 2005 are as follows:

Financial Index

    Year Ending                                               Capital Lease
    December 31                                                Obligations
    -----------                                                -----------

          2006                                                   $ 60,535
          2007                                                     47,365
          2008                                                     38,925
          2009                                                      9,731
                                                                 --------

    Total minimum lease payments                                  156,556
    Less: Amount representing interest                             15,947
                                                                 --------

    Present value of capital lease obligations                    140,609
    Less: Current maturities of capital lease obligations          52,067
                                                                 --------

    Long-term capital lease obligations                          $ 88,542
                                                                 ========

12. Shareholders’ Equity

      Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at December 31, 2005. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at December 31, 2005. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters. During the year ended December 31, 2004, 4,167 series B preferred shares were converted into common stock.

        There are 619,055 shares of series C convertible preferred stock outstanding at December 31, 2005. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at December 31, 2005. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

      Common Stock

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,220,666, net of $159,334 in offering expenses, were used for working capital. The offering commenced prior to December 31, 2004. During 2005, the Company sold 1,205,000 units at $0.50 per unit and received total offering proceeds of $521,808, net of $80,692 in offering expenses.

        During 2004, the Company conducted two private common stock offerings. In February 2004, the Company closed a private offering of 2,057,145 shares of its common stock at a price of $1.05 per share. Total

Financial Index

offering proceeds of $1,961,797, net of $198,203 in offering expenses, were used to fund strategic initiatives and for general working capital purposes. As of December 31, 2004, the Company sold 1,555,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at the price of $1.05 as part of a new continuing offering. Total offering proceeds of $698,859, net of offering expenses of $78,641, were received. In March 2004, 4,167 shares of series B preferred stock were converted into 4,167 shares of common stock.

      Stock Purchase Warrants

        At December 31, 2005, the Company had warrants outstanding to purchase 4,069,441 shares of the Company’s common stock as outlined below:

    Series       Number of Warrants      Exercise Price    Expiration Date
    ------       ------------------      --------------    ---------------

       F              1,309,441               $0.57        January 6, 2007
       G              2,760,000               $1.05        December 31, 2008

        In the first quarter of 2005, the Company issued 1,205,000 series G warrants in conjunction with the private offering discussed above. The Company’s 1,870,007 series E warrants expired unexercised on July 18, 2005. As of December 31, 2004, the Company sold 1,555,000 units at $0.50 per unit, each unit consisting of one share of common stock and one four-year series G warrant to purchase one share of common stock at the price of $1.05.

      Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 3,500,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Options under the plan to purchase 1,526,000 shares of common stock were granted to officers, directors, agents and employees in 2005 with exercise prices ranging from $0.42 to $0.67 per share. As of December 31, 2005, options to purchase 3,036,625 shares of the Company’s common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of December 31, 2005, non-plan options to purchase 2,736,655 shares of the Company’s common stock were issued and outstanding.

Financial Index

        A summary of the Company’s stock option activity and related information for the years ended December 31, 2005 and 2004 follows:

                                             2005                          2004
                                     ------------------------------------------------------
                                                  Weighted                      Weighted
                                                  Average                       Average
                                     Options   Exercise Price      Options   Exercise Price
                                     -------   --------------      -------   --------------

Outstanding - beginning of year    4,464,655       $1.06         3,676,155       $1.09
    Granted                        1,526,000       $0.48         1,452,000       $1.20
    Forfeited                       (217,375)      $0.72          (663,500)      $1.55
                                   ----------                    ----------

Outstanding - end of year          5,773,280       $0.92         4,464,655       $1.06
                                   ==========                    ==========

Exercisable at end of year         5,773,280       $0.92         3,645,955       $1.08
                                   ==========      =====         ==========      =====

        The weighted average fair value per share of options granted during 2005 and 2004 was $0.48 and $1.20, respectively.

        The following table summarizes information related to stock options outstanding and exercisable at December 31, 2005:

                                          Options Outstanding and Exercisable
                    -------------------------------------------------------------------------

   Range of         Number Outstanding and          Weighted-Average          Weighted-Average
Exercise Prices     Exercisable at 12/31/05    Remaining Contractual Life      Exercise Price
---------------     -----------------------    --------------------------      --------------

$0.37 - $0.50              2,736,525                     6.7                        $0.46
$0.51 - $0.75              1,585,600                     6.5                        $0.61
$0.85 - $1.20                805,000                     6.6                        $0.93
$1.55 - $1.70                366,500                     7.7                        $1.64
$1.71 - $12.50               279,655                     2.4                        $6.20
                           ---------

                           5,773,280                     6.5
                           =========

      Shares Reserved for Future Issuance

        At December 31, 2005, the Company has reserved the following shares of common stock for future issuance:

    Convertible preferred shares (series A - D)            2,280,407
    Common stock options outstanding                       5,773,280
    Common stock options available for grant                 463,375
    Common stock warrants (series F - G)                   4,069,441
                                                          ----------

    Total common stock shares reserved                    12,586,503
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

Financial Index

hair and body soaps, lotions and moisturizers designed to enable customers to implement and maintain successful skin care / hygiene programs.

        Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. The manufacture of certain advanced wound care products (principally creams, ointments and other specialty products), wound closure and fastener products are manufactured internally and outsourced and skin care products are outsourced. Basic wound care products and the majority of advanced wound care products are manufactured in-house. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

        Segment sales, gross profit and other related information for 2005 and 2004 are as follows:

                                                   Year Ended December 31, 2005
                                                   ----------------------------

                                        Wound Closure-                                           Total
                           Wound Care     Fasteners         Skin Care          Other            Company
                           ----------     ---------         ---------          -----            -------

Net sales                 $19,366,904      $2,676,979      $1,501,592              -          $23,545,475

Gross profit (loss)         6,532,803       1,358,576        (101,957)             -            7,789,422
Total expenses                   -               -               -          $(8,698,526)       (8,698,526)
                                                                                              ------------

Net loss                                                                                      $  (909,104)
                                                                                              ============

Net long-lived assets     $ 3,311,128      $   58,450      $  200,000       $   316,060       $ 3,885,638

                                                   Year Ended December 31, 2004
                                                   ----------------------------

                                        Wound Closure-                                           Total
                           Wound Care     Fasteners         Skin Care          Other            Company
                           ----------     ---------         ---------          -----            -------

Net sales                 $14,609,033       $3,339,432      $1,938,667              -         $19,887,132

Gross profit                3,507,263        1,672,463         372,204              -           5,551,930
Total expenses                   -                -               -          $(7,890,623)      (7,890,623)
                                                                                              ------------

Net loss                                                                                      $(2,338,693)
                                                                                              ============

Net long-lived assets     $ 3,535,611             -         $1,352,059       $   269,765      $ 5,157,435
                                                                                              ============

        Long-lived assets consist of equipment and improvements, other intangible assets and goodwill. Wound care long-lived assets consist principally of Derma Sciences Canada Inc. equipment and improvements and other intangible assets. Wound closure and fastener products are both outsourced and manufactured internally starting in the second half of 2005. Skin care long-lived assets consist of goodwill associated with the acquisition of Sunshine Products, Inc. In 2005, the Company closed its skin care manufacturing facility and outsourced the facility’s production with a view to reducing overhead and improving cost competitiveness. In connection with the closure, the Company sold or transferred the long-lived assets (excluding goodwill) associated with the skin care segment. In addition, the Company determined that the Sunshine goodwill was impaired and recorded a charge of $910,967 (see Note 6) in the fourth quarter 2005. Corporate headquarters and the Company’s U.S. distribution center equipment and improvements are included in the Other column since they service all three business segments.

Financial Index

        A geographical breakdown of the Company’s sales, gross profit and long-lived assets is outlined below:

                         United States     Canada         Other        Total
                         -------------     ------         -----        -----
2005
----

Net sales                 $ 9,893,704    $12,699,991    $951,780    $23,545,745
                          -----------    -----------    --------    -----------
Gross profit              $ 3,611,738    $ 3,844,561    $333,123    $ 7,789,422
                          -----------    -----------    --------    -----------
Net long-lived assets     $   816,318    $ 3,031,311    $ 38,009    $ 3,885,638
                          -----------    -----------    --------    -----------

2004
----

Net sales                 $10,096,492    $ 8,827,210    $963,430    $19,887,132
                          -----------    -----------    --------    -----------
Gross profit              $ 3,500,215    $ 1,714,514    $337,201    $ 5,551,930
                          -----------    -----------    --------    -----------
Net long-lived assets     $ 2,020,946    $ 3,115,293    $ 21,196    $ 5,157,435
                          -----------    -----------    --------    -----------

        Other sales and gross profit relate principally to wound closure and fastener sales in Europe. Other long-lived assets relate to the Company’s manufacturing facility in China.

14. Income Taxes

Loss before income taxes consists of the following components:

                                            2005               2004
                                            ----               ----

   Domestic                            $(1,591,173)       $(1,431,001)
   Foreign                                 682,069           (907,692)
                                       -----------        ------------

   Total loss before income taxes      $  (909,104)       $(2,338,693)
                                       ============       ============

        Significant components of the Company’s deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                          ------------
                                                      2005             2004
                                                      ----             ----
    Deferred tax liabilities:
       Prepaid insurance                         $   (10,499)     $   (10,215)
       Patent amortization                           (37,492)         (51,127)
       Deferred financing costs                         -             (14,033)
       Depreciation                                  (14,837)            -
                                                  -----------      -----------

         Total deferred tax liabilities              (62,828)         (75,375)
                                                  -----------      -----------

Financial Index

    Deferred tax assets:
       Net operating loss carryforwards - U.S.     3,341,339        3,300,395
       Net operating loss - foreign                  130,007          361,911
       Depreciation                                        -           24,442
       Amortization of intangibles                    69,932           86,702
       Accrued expenses                               16,895           51,277
       Inventory obsolescence reserve                 60,890           93,365
       Allowance for trade rebates                   100,185           66,573
       Allowance for doubtful accounts                17,049           18,886
       Stock compensation                             33,081                -
       Deferred rent                                  37,445                -
       Other                                               -           23,301
                                                  -----------      -----------

         Gross deferred tax assets                 3,806,823        4,026,852
       Valuation allowance                        (3,743,995)      (3,951,477)
                                                  -----------      -----------

         Total deferred tax assets                    62,828           75,375
                                                  -----------      -----------

    Net deferred tax assets                       $     -         $      -
                                                  ===========     ============

        The majority of the valuation allowance relates to net operating loss carryforwards for which realization is not assured.

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                         December 31,
                                                         ------------
                                                     2005           2004
                                                     ----           ----

    Tax expense at federal statutory rate        $(309,095)     $(795,156)
    State tax, net of federal benefit             (104,858)      (154,120)
    Expiration of state tax operating loss
        carryforwards                              270,108           -
    Differential in foreign taxes                  (40,924)        54,461
    Goodwill impairment loss                       369,762           -
    Nondeductible expenses                          22,489         16,417
                                                 ----------     ----------

         Total                                     207,482       (878,398)
    Change in valuation allowance                 (207,482)       878,398
                                                 ----------     ----------

    Provision for income taxes                   $    -         $    -
                                                 ==========     ==========

        At December 31, 2005, the Company has net operating loss carryforwards of approximately $8,900,000 for federal income tax purposes that begin to expire in years 2012 through 2025. For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates. The most significant state net operating loss carryforward is in New Jersey, site of the Company’s headquarters and is approximately $4,800,000. New Jersey currently allows the deduction of net operating losses up to 50% of net income. The state has a seven year carryforward period but such period is extended where an otherwise deductible net operating loss was disallowed in full or in part because of such limitations. The New Jersey carry forwards begin to expire in years 2006 through 2012. As of December 31, 2005, the Company has foreign net operating loss carryforwards of approximately $382,000 which begin to expire in 2009. The timing in which the Company can utilize its federal net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code section 382 regarding changes in ownership of corporations. Due to uncertainties

Financial Index

surrounding the Company’s ability to use its net operating loss carryforwards, a valuation allowance has been provided as of December 31, 2005.

15. Operating Leases

        The Company has operating lease agreements for its facilities and equipment expiring in various years through 2012. Expense under these agreements amounted to $1,014,029 and $997,060 in 2005 and 2004, respectively. In 2004, the Company entered into a five year lease for its new U.S. distribution center in St. Louis, extended the lease on its Toronto manufacturing facility five years through 2012 in connection with the installation of the Kimberly-Clark Corporation equipment there, renewed its Canadian distribution center lease for an additional five years through 2009 and renewed its St. Louis manufacturing facility lease for three years through 2007. The leases provide for increases in future minimum annual rental payments based on agreed upon terms over the life of the lease and/or annual inflationary increases tied to a published price index. The leases provide for renewal options consistent with the terms of the current lease. It is expected that these leases will be renewed or replaced by leases in other properties.

        Net minimum future rental payments under non-cancelable operating leases as of December 31, 2005 are:

                  Minimum Future Rental Payments
    --------------------------------------------------------
    Year Ending December 31,                          Amount
    ------------------------                          ------

       2006                                       $1,029,140
       2007                                          924,359
       2008                                          811,253
       2009                                          529,227
       2010                                          396,903
       Thereafter                                    668,445
                                                  -----------

    Total minimum future rental payments          $4,359,327
    Sublease income                                 (328,933)
                                                  -----------

    Net minimum future rental payments            $4,030,394
                                                  ===========

        Minimum rental payments associated with the U.S. distribution lease range from $11,000 per month in year one to $21,600 in year five of the lease term. The Company is recording lease expense monthly at $16,300, the weighted average monthly lease expense over the life of the lease. The difference between the monthly lease expense being recorded and the amount paid is being recorded as deferred rent expense on the balance sheet. At December 31, 2005, $92,244 of deferred rent expense was recorded.

16. Retirement Benefits

        The Company maintains a profit sharing/401(k) plan for eligible full-time U.S. employees. Participants may contribute up to 12% of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan. Company contributions to the plan for the years ended December 31, 2005 and 2004 were $39,346 and $39,945, respectively.

17. Related Party Transactions

        The Company has a consulting agreement with its founder, former president and former director. In 2005 and 2004 compensation and reimbursed expenses under this agreement were $26,087 and $28,643, respectively.

        A director of the Company is a general partner in the firm that holds a significant equity ownership in the Company. In 2004, the firm was paid a $45,000 private equity fund raising commission.

Financial Index

18. Appointment of Canadian Distributor

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

        In connection with implementing the agreement, the Company sold to the distributor its existing inventory of saleable finished product on hand and all saleable finished product it committed to manufacture prior to signing of the agreement for delivery by the Company through September 2005 at the agreed upon prices to initially stock and maintain its distribution pipeline. Other than the one-time sale in May and June 2005 of its existing inventory on hand which is estimated to represent two to two and one-half months sales, prospective sales are expected to resume historical trends affected only by existing market conditions and the growth opportunities inherent in the agreement. Given economic order quantities and normal lead times associated with the products sold to the distributor, it is expected that a two to three month safety stock will be required prospectively by the distributor to maintain required customer service requirements. In addition, the Company incurred one-time costs consisting of severance and other costs to dismantle its distribution capabilities and sub-lease its distribution warehouse. A summary of the estimated one-time benefit and cost of the agreement recognized in the twelve months ended December 31, 2005 is outlined below:

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

Financial Index

19. Distribution Agreement Upset Fee

        In August 2004, the Company’s exclusive distribution agreement for certain catheter fasteners expired and was not renewed by the manufacturer. Sales and gross profit of these catheter fasteners for the twelve months ended December 31, 2005 and 2004 were as follows:

                                Twelve Months Ended
                                -------------------
                                    December 31,
                                    ------------
                                2005            2004
                                ----            ----

         Sales                $117,000        $826,000
         Gross profit          $58,000        $378,000

        In accordance with the Company’s distribution agreement with a major customer for these catheter fasteners, if the customer subsequently entered into an agreement with the manufacturer to distribute these products, then the customer shall pay the Company an upset fee of $200,000 payable in forty-eight monthly installments of $4,167. As of January 2005, the customer advised the Company that it had entered into an agreement with the manufacturer to distribute the catheter fasteners and that it was liable for payment of the upset fee. In January 2005, the Company discounted the future cash flow stream associated with the payment of the upset fee and recognized a gain of $164,300 in other income. At December 31, 2005 payments were current and the outstanding receivable balance was $129,140. The current portion of the receivable has been recorded in accounts receivable and the long-term portion in other assets in the balance sheet.

20. Employee Termination Costs

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

21. Subsequent Events

Comvita Licensing, Manufacturing and Sales Agreement

        On February 13, 2006 the Company entered into an exclusive five year licensing, manufacturing and sales agreement (the “Agreement”) with Comvita New Zealand Limited, whereby the Company will manufacture and sell a line of Manuka Honey based wound care products developed by Comvita. These products are supported by proprietary intellectual property that will serve to provide a competitive advantage in the market place. Access to this technology and these products represents a significant milestone in the Company’s strategy to build a larger presence in the advanced wound care market segment. Under the Agreement, the Company receives exclusive rights to manufacture and sell its branded products throughout North and South America within the professional medical-surgical marketplace (i.e. extended care, acute care, home care, etc). Comvita retains the right to these products in the consumer marketplace and has the option to purchase its branded consumer product requirements from the Company at agreed upon pricing.

        In accordance with the Agreement, the Company will purchase its requirements for active honey from Comvita at agreed upon pricing. As consideration for the grant of the license, the Company will pay Comvita a

Financial Index

royalty based on sales. The Agreement calls for the Company to spend a minimum of either $200,000 or 8% of sales per year on Advertising and Promotion in support of these products. Further, the Agreement calls for minimum sales achievement targets beginning in the second year of the Agreement and each year thereafter to maintain exclusivity.

Item 8A. Controls and Procedures

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended December 31, 2005, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

        The directors and executive officers of the Company are:

Name	Age	Position held with the Company

Edward J. Quilty (1)(2)	55	Chairman, President and Chief Executive Officer
John E. Yetter, CPA	53	Vice President and Chief Financial Officer
Robert C. Cole	53	Executive Vice President - Sales
Frederic Eigner	56	Executive Vice President - Operations
Barry J. Wolfenson	39	Vice President - Marketing and Business Development
Srini Conjeevaram (1)(2)(3)	47	Director
Stephen T. Wills, CPA, MST (2)(3)	49	Director
James T. O'Brien (2)(3)	67	Director
C. Richard Stafford, Esq. (1)(2)(3)	70	Director
Richard J. Keim (2)(3)	70	Director
Robert G. Moussa (2)(3)	70	Director

_______________
(1)   Member of the Nominating Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Audit Committee.

        All members of the board of directors are “independent directors” as defined in Nasdaq Marketplace Rule 4200 with the exception of Edward J. Quilty.

Information Relative to Directors and Executive Officers

        Edward J. Quilty has served as Chief Executive Officer of the Company since November, 1996, Chairman of the Board since May, 1996 and as a director of the Company since March, 1996. Mr. Quilty was the Chairman of the Board of Palatin Technologies, Inc., a publicly traded biopharmaceutical company specializing in peptide drug design for diagnostic and therapeutic agents from November, 1995 until May, 2000. During the period November, 1996 through May, 2000 Mr. Quilty held the Chief Executive Officer positions at both the Company and Palatin Technologies, Inc. From July, 1994 through November, 1995, he was President and Chief Executive Officer of MedChem Products, Inc., a publicly traded developer and manufacturer of specialty medical products which was acquired by C. R. Bard in November, 1995. From March, 1992 through July, 1994 Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc., a publicly traded developer and manufacturer of specialty medical products including wound healing agents. The assets of Life Medical Sciences were purchased by MedChem Products, Inc. During the period January, 1987 through September, 1991 Mr. Quilty served as Vice President – Sales and Marketing and later as Executive Vice President (in which capacity he shared the office of the President) with McGaw Laboratories, a pharmaceutical and medical device company. Previously, he served from 1974 in a variety of sales, marketing and management positions with Baxter/American Hospital Supply Corporation. Mr. Quilty has over 30 years of experience in the healthcare industry primarily in strategic planning, management and sales and marketing. Mr. Quilty is director of the MedTech Group, a privately held medical products company. He earned a Bachelor of Science degree from Southwest Missouri State University, Springfield, Missouri in 1973 and a Master of Business Administration degree from Ohio University, Athens, Ohio in 1987.

        John E. Yetter, CPA has served as Vice President and Chief Financial Officer of the Company since August, 2000. Prior to joining the Company, Mr. Yetter held a variety of senior financial positions with Bristol-Myers Squibb Company. Before his association with Bristol-Myers Squibb, he held several supervisory financial positions with Cooper Industries, Inc., Price Waterhouse and Hulse Manufacturing Company. Mr. Yetter is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public

Accountants. He earned a Bachelor of Science in Accounting, magna cum laude, from Boston College School of Management, Boston, Massachusetts in 1975.

        Robert C. Cole recently assumed the office of Executive Vice President for Sales of the Company. Previously, he served as the Company’s Vice President – Sales and Marketing since January, 2003. Prior to joining the Company, Mr. Cole held a variety of executive sales positions with B. Braun Medical and predecessor firms beginning in 1974, most recently as Vice President, Sales, Eastern Zone. Mr. Cole earned his Bachelor of Science degree in Biology, cum laude, from St. Vincent’s College, Latrobe, Pennsylvania, in 1974.

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

        Barry J. Wolfenson currently serves as Vice President for Marketing and Business Development of the Company. Previously, he served as the Company’s Director of Marketing during the period February 2004 through February 2006. Prior to joining the Company, Mr. Wolfenson held a variety of sales and marketing positions with Bristol-Myers Squibb beginning in 2001, most recently as Marketing Manager with the Bristol-Myers Squibb Conva-Tec division. Before his association with Bristol-Myers Squibb, he operated a successful entrepreneurial venture and served as an account executive with Anderson Consulting. Mr. Wolfenson earned a Bachelor of Science in Economics from Franklin and Marshall College, Lancaster, Pennsylvania, in 1989 and a Master of Business Administration, cum laude (Phi Beta Kappa) from the University of Michigan, Ann Arbor, Michigan, in 2001.

        Srini Conjeevaram has served as director of the Company since May, 1998. Mr. Conjeevaram is Managing Director of SC Capital Management, LLC pursuing opportunities in the private equity arena. From 1991 through March 2006, he was with Galen Associates, a healthcare venture capital firm, becoming a General Partner in 1996. Prior to his affiliation with Galen Associates, he was an Associate in Corporate Finance at Smith Barney from 1989 to 1990 and a Senior Project Engineer for General Motors Corporation from 1982 to 1987. He earned a Bachelor of Science degree in Mechanical Engineering from Madras University, Madras, India, a Master of Science degree in Mechanical Engineering from Stanford University, Stanford, California, and a Master of Business Administration in Finance from Indiana University, Bloomington, Indiana.

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

        Richard J. Keim has served as a director of the Company since May, 2002 and serves as a consultant to various industries. He is the founder and Managing Director of Kensington Management Group, LLC, a portfolio manager with assets in excess of $90 million. Prior to organizing Kensington in 1986, Mr. Keim founded and served as Executive Vice President of the Buckingham Research Group Incorporated, a registered broker-dealer, from 1982 through 1993 and Executive Vice President and Chief Investment Officer of Buckingham Capital Management from 1985 until 1993. Mr. Keim received his Bachelor of Arts in Business Administration from the University of Wisconsin and his Master of Business Administration from the University of Chicago. He is a Senior Security Analyst, a Chartered Financial Analyst, and a member of the New York Society of Security Analysts and the Financial Analyst Federation.

        Robert G. Moussa has served as a director of the Company since May, 2005. Mr. Moussa is the owner, President and Chief Executive Officer of Robert Moussa & Associates, a consulting firm serving the pharmaceutical, biotechnology and healthcare industries. Prior to founding this firm, he served in a variety of executive positions with Mallinckrodt, Inc., St. Louis, Missouri, a $2.4 billion healthcare and chemical company. Mr. Moussa’s most recent assignment at Mallinckrodt was President – International, a position he held from 1995 through 1997. Previously he served from 1992 to 1996 as President and Chief Executive Officer of Mallinckrodt Medical, Inc., Mallinckrodt’s largest business unit with over one billion dollars in revenues. Before joining Mallinckrodt Medical, Mr. Moussa served during the period 1978 through 1992 as Mallinckrodt, Inc.‘s Group Vice President – International Medical Products, Vice President and General Manager – Medical Products Europe, General Manager – Critical Care, Director of Business Operations and General Sales Manager. Prior to joining Mallinckrodt, Mr. Moussa held a number of positions during the period 1969 through 1976 with Sherwood Medical, United Kingdom, most recently as Director of Marketing. Mr. Moussa received his Baccalaureate from the Collège du Sacre-Cœur, Beirut, Lebanon, in 1966 and his Bachelor of Science in Business Administration from Ealing University, London, England, in 1969. He has also completed executive seminars at the University of California at Berkley, the Aspen Institute, the Wharton Executive School and the Center for Creative Leadership.

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

        To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed with the exception of Form 3 – Initial Statement of Beneficial Ownership of Securities by Voyager Partners the filing of which has not been made and Form 4 – Statement of Changes in Beneficial Ownership of Securities by Srini Conjeevaram the filing of which was untimely.

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

Item 10. Executive Compensation

Compensation of Outside Directors

        Upon election or appointment, outside directors receive options to purchase 20,000 shares of the Company’s Common Stock at a price per share equal to the fair market value of the Common Stock on the date of the option grant. These options vest at the rate of 5,000 on the date of grant and 5,000 per year thereafter. For each year of service, outside directors receive options to purchase 70,000 shares of the Company’s Common Stock at a price per share equal to the fair market value of the Common Stock on the date of the option grant. These options vest at the rate of 55,000 on the date of grant and 5,000 per year thereafter. Effective January 1, 2005 each outside Director receives a $12,000 cash payment, payable quarterly, for each year of service on the board of directors. All directors are reimbursed for expenses incurred in connection with each board and committee meeting attended. Inside directors receive no compensation for their services as directors.

Compensation of Executive Officers

Summary Compensation Table

        The following table shows all compensation paid by the Company in the years 2003, 2004 and 2005 to its Chief Executive Officer, four individuals who served as the Company’s officers or directors on December 31, 2005 whose compensation exceeded $100,000 for their services (in all capacities) and up to two individuals who would have been disclosed herein under the foregoing criteria if they had been officers on December 31, 2005:

                                                      Annual Compensation
                                                      -------------------      # of Options      All Other
Name and Principal Position                Year       Salary         Bonus        Granted      Compensation
---------------------------                ----       ------         -----        -------      ------------

Edward J. Quilty                           2005      $295,000          --         193,750        $11,045
Chairman, President and                    2004      $287,499       $40,000        50,000        $11,245
Chief Executive Officer                    2003      $250,000          --          75,000        $10,745

John E. Yetter, CPA                        2005      $195,000          --         116,250         $4,875
Vice President and                         2004      $193,333       $30,000        25,000         $6,500
Chief Financial Officer                    2003      $182,500       $25,000        40,000         $6,000
                                                                       --
Robert C. Cole                             2005      $170,000          --         116,250        $11,450
Vice President - Sales                     2004      $167,500       $25,000        25,000        $11,100
                                           2003      $155,000          --            --           $7,200

Frederic Eigner                            2005      $126,861          --         121,875           $303
Executive Vice President - Operations      2004      $108,280       $19,215        30,000           $303
and General Manager, Derma Sciences        2003       $96,181          --          20,000           $282
Canada Inc.

Barry J. Wolfenson                         2005      $114,167          --          50,000         $1,294
Vice President - Marketing and             2004      $106,250 (1)      --          70,000           --
Business Development                       2003          --            --            --             --

_____________________________

(1)     Represents compensation earned during the period February through December, 2004.

Option Grants Table

        The following table sets forth information regarding grants of stock options to the following named executive officers and directors during the year ended December 31, 2005:

                                               Percent of Total
                                               Options Granted to    Exercise
                              # of Options       Employees and        Price
              Name               Granted       Directors in 2004    ($/Share)   Expiration Date
              ----            -------------    -----------------    ---------   ---------------

Edward J. Quilty              250,000 (1)            17.30%           $0.50      March 1, 2015
John E. Yetter, CPA           150,000 (2)            10.38%           $0.50      March 1, 2015
Robert C. Cole                150,000 (2)            10.38%           $0.50      March 1, 2015
Frederic Eigner               150,000 (3)            10.38%           $0.50      March 1, 2015
Barry J. Wolfenson             50,000 (4)             3.46%           $0.50      March 1, 2015
Stephen T. Wills, CPA, MST     70,000 (5)             4.84%           $0.42      May 12, 2015
Srini Conjeevaram              70,000 (5)             4.84%           $0.42      May 12, 2015
James T. O'Brien               70,000 (5)             4.84%           $0.42      May 12, 2015
Richard J. Keim                70,000 (5)             4.84%           $0.42      May 12, 2015
C. Richard Stafford, Esq.      70,000 (5)             4.84%           $0.42      May 12, 2015
Robert G. Moussa               90,000 (6)             6.23%           $0.42      May 12, 2015

_________________

(1)

Upon grant, these options were scheduled to vest as follows: (i) to the extent of 62,500 thereof, at the rate of 15,625 upon grant and 15,625 annually (periodic vesting options); and (ii) to the extent of 187,500 thereof, upon the attainment of certain performance objectives (performance based options). The periodic vesting options were declared vested effective December 30, 2005. Of the performance based options, 131,250 vested and 56,250 lapsed effective December 30, 2005.

(2)

Upon grant, these options were scheduled to vest as follows: (i) to the extent of 37,500 thereof, at the rate of 9,375 upon grant and 9,375 annually (periodic vesting options); and (ii) to the extent of 112,500 thereof, upon the attainment of certain performance objectives (performance based options). The periodic vesting options were declared vested effective December 30, 2005. Of the performance based options, 78,750 vested and 33,750 lapsed effective December 30, 2005.

(3)

Upon grant, these options were scheduled to vest as follows: (i) to the extent of 37,500 thereof, at the rate of 9,375 upon grant and 9,375 annually (periodic vesting options); and (ii) to the extent of 112,500 thereof, upon the attainment of certain performance objectives (performance based options). The periodic vesting options were declared vested effective December 30, 2005. Of the performance based options, 84,375 vested and 28,125 lapsed effective December 30, 2005.

(4)

Upon grant, these options were scheduled to vest as follows: (i) to the extent of 25,000 thereof, at the rate of 6,250 upon grant and 6,250 annually (periodic vesting options); and (ii) to the extent of 25,000 thereof, upon the attainment of certain performance objectives (performance based options). The periodic vesting options and performance based options were declared vested effective December 30, 2005.

(5)	Upon grant, these options were scheduled to vest at the rate of 55,000 upon grant and 5,000 annually. These options were declared vested effective December 30, 2005.

(6)	Upon grant, these options were scheduled to vest at the rate of 60,000 upon grant and 10,000 annually. These options were declared vested effective December 30, 2005.

Aggregate Year End Option Value Table

        The following table sets forth information regarding the aggregate number and value of options to purchase Common Stock held by the named executive officers as of December 31, 2005. No options have been exercised:

                                Number of Shares                $ Value of Unexercised
                             Underlying Unexercised              In-The-Money Options
                          Options at December 31, 2004         At December 31, 2004 (1)
                        -------------------------------     ------------------------------
   Name                          Exercisable                         Exercisable
   ----                          -----------                         -----------
   Edward J. Quilty                709,805                             $56,938
   John E. Yetter, CPA             361,250                             $28,013
   Robert C. Cole                  316,250                             $14,563
   Frederic Eigner                 221,875                              $6,094
   Barry Wolfenson                 120,000                              $2,500

_________________

(1)	Determined based on the fair market value for the Company’s Common Stock at December 31, 2005 of $0.55 per share.

Employment Arrangements

Edward J. Quilty

        The Company employs Edward J. Quilty, its Chairman, President and Chief Executive Officer, pursuant to a two-year employment agreement, effective March 1, 2006, providing for base compensation in the amount of $315,000 per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of two-years’ base salary upon failure of the Company to renew the agreement for successive two-year terms or for termination of Mr. Quilty’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Quilty may, within six-months of the change in control, tender his resignation and receive two-years’ severance compensation.

John E. Yetter, CPA

        The Company employs John E. Yetter, CPA, its Vice President and Chief Financial Officer, pursuant to a one-year employment agreement, renewed effective March 1, 2006, providing for base compensation in the amount of $204,750 per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms or for termination of Mr. Yetter’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Yetter may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation.

Robert C. Cole

        The Company employs Robert C. Cole, its Vice President for Sales and Marketing, pursuant to a one-year employment agreement, renewed effective March 1, 2006, providing for base compensation in the amount of $183,000 per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms or for termination of Mr. Cole’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Cole may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation.

Frederic Eigner

        The Company employs Frederic Eigner, its Vice President and Executive Vice President – Operations and General Manager of Derma Sciences Canada Inc., pursuant to a one-year employment agreement, renewed effective March 1, 2006, providing for base compensation in the amount of $151,163 ($174,960 Canadian) per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms or for termination of Mr. Eigner’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Eigner may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation.

Barry J. Wolfenson

        The Company employs Barry J. Wolfenson, its Vice President for Marketing and Business Development, pursuant to a one-year employment agreement, effective March 1, 2006, providing for base compensation in the amount of $145,000 per year and incentive compensation in the discretion of the Company’s board of directors. The agreement further provides for the payment of severance compensation in the amount of one-year’s base salary upon failure of the Company to renew the agreement for successive one-year terms or for termination of Mr. Wolfenson’s employment other than “for cause”. In addition, upon a change in control of the Company, Mr. Wolfenson may, within six-months of the change in control, tender his resignation and receive one-year’s severance compensation.

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

        At December 31, 2005, options to purchase 3,036,625 shares of the Company’s Common Stock at prices in the range of $0.37 to $5.00 per share were issued and outstanding under the Plan.

Equity Compensation Plan Information

        The following table provides information concerning the Company’s equity compensation plans or individual arrangements that were approved by shareholders and those that were not approved by shareholders as of December 31, 2005.

                                                                                Number of Securities
                                                                               Remaining Available for
                             Number of Securities                               for Future Issuance
                               to be Issued Upon        Weighted-Average            Under Equity
                                  Exercise of          Exercise Price of         Compensation Plans
                              Outstanding Options,     Outstanding Options,    (Excluding Securities
Plan Category                 Warrants and Rights      Warrants and Rights      Reflected in Column 1)
-------------                 -------------------      -------------------      ----------------------

Equity Compensation Plans
Approved by Shareholders
                                 3,036,625 (1)                  $0.77                 463,375
Equity Compensation Plans
Not Approved by
Shareholders                     2,736,655 (2)                  $1.08                       0
                                 ---------                      -----                 -------

Total                            5,773,280                      $0.92                 463,375
                                 =========                      =====                 =======
(1)

The securities consist of Incentive Stock Options and Nonqualified Stock Options granted to officers, directors, employees and consultants in 1997, 1998, 2003, 2004 and 2005 pursuant to the Company’s Stock Option Plan. The per share exercise price of the options is in the range of $0.37 to $5.00. The shares of Common Stock underlying the options have not been registered under the Securities Act of 1933.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The following table sets forth as of March 31, 2006 certain information regarding the beneficial ownership of shares of the Company’s Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each officer of the Company, and (iv) all directors and officers of the Company as a group:

                                                             Number of Shares               Percent
Name and Address of Beneficial Owner (1)                 Beneficially Owned (18)    Beneficially Owned (18)
----------------------------------------                 -----------------------    -----------------------

Galen III Partnerships (2).............................          5,675,513                35.04%
Kensington Management Group, LLC (3)...................          1,475,000                11.72%
Voyager Partners (4)...................................          1,428,572                11.63%
Edward J. Quilty (5)...................................          1,145,489                 8.78%
Hambrecht & Quist California (6).......................            624,167                 5.08%
Norman H. Pessin (7)...................................          1,003,000                 7.91%
Bushido Capital Master Fund (8)........................          1,000,000                 7.82%
William R. Grant (9)...................................            900,000                 7.21%
Endeavor Asset Management (10).........................            800,000                 6.31%
Stephen T. Wills, CPA, MST (11)........................            531,668                 4.19%
James T. O'Brien (12)..................................            446,600                 3.53%
C. Richard Stafford, Esq. (13).........................            370,000                 2.93%
John E. Yetter, CPA (14)...............................            401,250                 3.17%
Robert C. Cole (15)....................................            356,250                 2.82%
Frederic Eigner (16) ..................................            221,875                 1.77%
All directors and officers as a group (9 persons) (17)          10,623,645                73.95%

_________________

(1)	Except as otherwise noted, the address of each of the persons listed is: 214 Carnegie Center, Suite 100, Princeton, New Jersey 08540.

(2)

The Galen III Partnerships can be reached at: 610 Fifth Avenue, Fifth Floor, New York, New York 10020. Includes shares owned by Galen Partners III, L.P., Galen Partners International III, L.P. and Galen Employee Fund III, L.P. Ownership consists of: 1,762,000 shares of Common Stock, 125,003 shares of Class A Convertible Preferred Stock (“Class A Preferred”), 416,668 shares of Class B Convertible Preferred Stock (“Class B Preferred”), 619,055 shares of Class C Convertible Preferred Stock (“Class C Preferred”), 1,071,346 shares of Class D Convertible Preferred Stock (“Class D Preferred”), 1,309,441 warrants to purchase common stock exercisable at $0.50 per share (“Class F Warrants”) and exercisable options to purchase 372,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2006. Srini Conjeevaram, a director of the Company, is a former General Partner of the Galen III Partnerships.

(3)

Kensington Management Group, LLC can be reached at: 200 Park Avenue, New York, New York 10016. Includes shares owned by Kensington Partners L.P., Kensington Partners II L.P., Bald Eagle Fund Ltd., Peter Orthwein Managed Account and Peter Orthwein Family Trust. Ownership consists of: 1,175,500 shares of Common Stock, 440,000 Class E Warrants and exercisable options to purchase 300,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2006. Richard J. Keim, a director of the Company, is a Managing Director of Kensington Management Group, LLC.

(4)	Voyager Partners can be reached at: Oakmont Corporation, 865 South Figueroa Street, Suite 700, Los Angeles, California 90017. Ownership consists of: 1,428,572 shares of Common Stock.

(5)

Edward J. Quilty’s ownership consists of: 385,684 shares of Common Stock, 220,001 Class E Warrants, 50,000 Class G Warrants and exercisable options to purchase 709,805 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2006.

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

(11)

Stephen T. Wills’ ownership consists of: 119,668 shares of Common Stock, 58,668 Class E Warrants and exercisable options to purchase 412,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2006.

(12)

James T. O’Brien’s ownership consists of: 81,600 shares of Common Stock and exercisable options to purchase 325,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2006.

(13)

C. Richard Stafford’s ownership consists of: 35,000 shares of Common Stock, 35,000 Class G Warrants and exercisable options to purchase 300,000 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2006.

(14)

John E. Yetter’s ownership consists of: 40,000 shares of Common Stock and exercisable options to purchase 361,250 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2006.

(15)

Robert C. Cole’s ownership consists of: 25,000 shares of Common Stock and exercisable options to purchase 316,250 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2006.

(16)

Frederic Eigner’s ownership consists of: exercisable options to purchase 221,875 shares of Common Stock. No additional options to purchase Common Stock will become exercisable within 60 days of March 31, 2006.

(17)

Ownership consists of: Common Stock, Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred, Class E Warrants, Class F Warrants, Class G Warrants and options currently exercisable and exercisable within 60 days of March 31, 2006 to purchase shares of Common Stock.

(18)

The number of shares beneficially owned and the percent beneficially owned by each entity or individual assume the exercise of all exercisable options (including those that would be exercisable within 60 days of March 31, 2006), the exercise of all warrants and the conversion into Common Stock of all Convertible Preferred Stock owned by such entity or individual. The percent beneficially owned is a fraction the numerator of which is the number of shares of Common Stock beneficially owned by each entity or individual and the denominator of which is the number of outstanding shares of Common Stock plus the number of shares of Common Stock which would be issued upon exercise by the subject entity or individual of its/his/her own options and warrants and the conversion into Common Stock of its/his/her own Convertible Preferred Stock. This method of computing the percent beneficially owned results in the aggregate ownership percentages of all owners exceeding 100%.

Item 12. Certain Relationships and Related Transactions

        The Company has a consulting agreement with its founder, former president and former director. In 2005 and 2004 compensation and reimbursed expenses under this agreement were $26,087 and $28,643, respectively.

        A director of the Company was formerly a general partner in the firm that holds a significant equity ownership of the Company. In 2004, the firm was paid a $45,000 private equity fund raising commission.

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
10.03*               Employment Agreement, dated March 1, 2004, between the Company and John E.
                        Yetter, CPA (previously filed as Exhibit 10.06 to the Company's Form 10-KSB filed on
                        March 30, 2004 and incorporated herein by reference).
10.04*               Employment Agreement, dated March 1, 2004, between the Company and Robert C. Cole
                        (previously filed as Exhibit 10.11 to the Company's Form 10-KSB filed on March 30,
                        2004 and incorporated herein by reference).
10.05*               Employment Agreement, dated March 1, 2005, between the Company and Frederic Eigner
                        (previously filed as Exhibit 10.42 to the Company's Form 10-KSB filed on March 31,
                        2005 and incorporated herein by reference).
10.06*+              Employment Agreement, dated March 1, 2006, between the Company and Barry J. Wolfenson.
10.07                Agreement and Plan of Merger dated December 27, 1999 by and among Derma Sciences, Inc.
                        and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the
                        Company's Form 8-K filed on January 10, 2000 and incorporated herein by reference).
10.08                Asset Purchase Agreement and amendments thereto, dated June 28, 2002, July 12, 2002 and
                        July 18, 2002, by and between Derma Sciences, Inc. and Dumex Medical, Inc.
                        (previously filed as Exhibits 2.01, 2.02 and 2.03 to the Company's Form 8-K filed on
                        September 10, 2002 and incorporated herein by reference).
10.09                The Derma Sciences, Inc. Stock Option Plan, as amended February 24, 2004 (previously filed as Appendix C to the Company's Proxy Statement filed April 5, 2004 and incorporated herein by reference).
10.10                Purchase Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on
                        March 6, 2002 and incorporated herein by reference).

10.11                Registration Rights Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on March 6, 2002 and incorporated herein by reference).

10.12                Offer of Finance dated July 23, 2002 relative to financing by the Company of the purchase of the assets of Dumex Medical Inc. through the Laurentian Bank of Canada
                        (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on September 10,
                        2002 and incorporated herein by reference).
10.13                Guarantee of the Company dated on or about August 26, 2002 of indebtedness of Dumex
                        Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit
                        10.03 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.14                Guarantee of the subsidiary of the Company, Sunshine Products, Inc., dated on or about
                        August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank
                        of Canada (previously filed as Exhibit 10.04 to the Company's Form 8-K filed on
                        September 10, 2002 and incorporated herein by reference).
10.15                Security Agreement of the Company dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the
                        Laurentian Bank of Canada (previously filed as Exhibit 10.05 to the Company's Form
                        8-K filed on September 10, 2002 and incorporated herein by reference).
10.16                Security Agreement of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as
                        Exhibit 10.06 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.17                Bond Conversion Agreement, dated January 7, 2002, between the Company and Galen
                        Partners III, Galen Partners International III, Galen Employee Fund III (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on March 7, 2002 and incorporated herein by reference).
10.18                Code of ethics applicable to the Company's principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit
                        10.42 to the Company's Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).
10.19                Form of Purchase Agreement relative to private placement of securities (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on June 12, 2003 and incorporated herein by reference).
10.20                Form of Registration Rights Agreement relative to private placement of securities
                        (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on June 12, 2003 and incorporated herein by reference).
10.21                Asset Purchase Agreement, dated August 6, 2003, between the Company and GeriCare
                        Providers, Inc. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on August 29, 2003 and incorporated herein by reference).
10.22                Purchase Agreement, dated January 9, 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 2.01 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.23                Security Agreement dated January 9, 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.24                Lease Agreement, dated January 9, 2003 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.25                Supply Agreement dated January , 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.03 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.26                Trademark License Agreement dated January , 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.04 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).

10.27                Trademark Assignment dated January, 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.28                Amendment to Purchase Agreement, dated as of January 9, 2004 between the Company and
                        Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company's Form
                        8-K/A-2 filed on February 6, 2004 and incorporated herein by reference).
10.29                Form of Purchase Agreement relative to private placement of common stock (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on March 8, 2004 and incorporated herein by reference).
10.30                Form of Registration Rights Agreement relative to private placement of common stock
                        (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on March 8, 2004 and incorporated herein by reference).
10.31                Form of Purchase Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.40 to the Company's Form 10-KSB filed on March 31,
                        2005 and incorporated herein by reference).
10.32                Form of Registration Rights Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.41 to the Company's Form 10-KSB filed on March 31,
                        2005 and incorporated herein by reference).
16.1                 Letter from previous certifying accountants concurring with the Company's statements relative to this firm in the Company's report concerning its change of certifying accountants (previously filed as Exhibit 16.1 to the Company's Form 8-K filed
                        October 4, 2004 and incorporated herein by reference).
21+                  Information relative to subsidiaries.
23.1+                Consent of J.H. Cohn LLP.
31.1+                Certification of the Principal Executive Officer pursuant to Section 302 of the
                        Sarbanes-Oxley act of 2002.
31.2+                Certification of the Principal Financial Officer pursuant to Section 302 of the
                        Sarbanes-Oxley act of 2002.
32.1+                Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+                Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Management contract or compensatory plan.

+ Exhibit filed with this report.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

        Fees for professional services provided by the Company’s Independent Registered Public Accounting Firms, J.H. Cohn LLP for the year ended December 31, 2005, J.H. Cohn LLP (effective September 29, 2004) and Ernst & Young LLP (prior to September 29, 2004) for the year ended December 31, 2004, are as follows:

                                     2005                 2004
                                     ----                 ----

    Audit fees                     $196,775             $188,645
    Audit related fees                    -               16,985
    Tax fees                         14,540               26,265
                                   --------             --------

    Totals                         $211,315             $231,895
                                   ========             ========

Audit Fees

        Audit fees consist of fees relative to the audit of the Company’s year-end financial statements and review of the Company’s quarterly reports on Form 10-QSB.

Audit Related Fees

        The 2004 audit related fees principally relate to the Form 8-K in connection with the Kimberly-Clark Corporation wound care acquisition.

Tax Fees

        Tax fees consist of fees relative to preparation of the Company’s consolidated United States federal, state and local and Canadian tax returns in 2005 and 2004.

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

DERMA SCIENCES, INC.

March 30, 2006	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2006.

Signatures:	Title:

/s/ Edward J. Quilty	President, Chief Executive Officer and Chairman of the Board
Edward J. Quilty	of Directors (Principal Executive Officer)

/s/ John E. Yetter	Vice President and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ James T. O'Brien	Director
James T. O'Brien

/s/ C. Richard Stafford	Director
C. Richard Stafford, Esq.

/s/ Richard J. Keim	Director
Richard J. Keim

/s/ Robert G. Moussa	Director
Robert G. Moussa

EXHIBIT INDEX
-------------

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
10.03*               Employment Agreement, dated March 1, 2004, between the Company and John E.
                        Yetter, CPA (previously filed as Exhibit 10.06 to the Company's Form 10-KSB filed on
                        March 30, 2004 and incorporated herein by reference).
10.04*               Employment Agreement, dated March 1, 2004, between the Company and Robert C. Cole
                        (previously filed as Exhibit 10.11 to the Company's Form 10-KSB filed on March 30,
                        2004 and incorporated herein by reference).
10.05*               Employment Agreement, dated March 1, 2005, between the Company and Frederic Eigner
                        (previously filed as Exhibit 10.42 to the Company's Form 10-KSB filed on March 31,
                        2005 and incorporated herein by reference).
10.06*+              Employment Agreement, dated March 1, 2006, between the Company and Barry J. Wolfenson.
10.07                Agreement and Plan of Merger dated December 27, 1999 by and among Derma Sciences, Inc.
                        and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the
                        Company's Form 8-K filed on January 10, 2000 and incorporated herein by reference).
10.08                Asset Purchase Agreement and amendments thereto, dated June 28, 2002, July 12, 2002 and
                        July 18, 2002, by and between Derma Sciences, Inc. and Dumex Medical, Inc.
                        (previously filed as Exhibits 2.01, 2.02 and 2.03 to the Company's Form 8-K filed on
                        September 10, 2002 and incorporated herein by reference).
10.09                The Derma Sciences, Inc. Stock Option Plan, as amended February 24, 2004 (previously filed as Appendix C to the Company's Proxy Statement filed April 5, 2004 and incorporated herein by reference).
10.10                Purchase Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on
                        March 6, 2002 and incorporated herein by reference).
10.11                Registration Rights Agreement, dated February 28, 2002 relative to the private placement of securities (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on March 6, 2002 and incorporated herein by reference).
10.12                Offer of Finance dated July 23, 2002 relative to financing by the Company of the purchase of the assets of Dumex Medical Inc. through the Laurentian Bank of Canada
                        (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on September 10,
                        2002 and incorporated herein by reference).
10.13                Guarantee of the Company dated on or about August 26, 2002 of indebtedness of Dumex
                        Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit
                        10.03 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.14                Guarantee of the subsidiary of the Company, Sunshine Products, Inc., dated on or about
                        August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank
                        of Canada (previously filed as Exhibit 10.04 to the Company's Form 8-K filed on
                        September 10, 2002 and incorporated herein by reference).
10.15                Security Agreement of the Company dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the
                        Laurentian Bank of Canada (previously filed as Exhibit 10.05 to the Company's Form
                        8-K filed on September 10, 2002 and incorporated herein by reference).
10.16                Security Agreement of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as
                        Exhibit 10.06 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).
10.17                Bond Conversion Agreement, dated January 7, 2002, between the Company and Galen
                        Partners III, Galen Partners International III, Galen Employee Fund III (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on March 7, 2002 and incorporated herein by reference).
10.18                Code of ethics applicable to the Company's principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit
                        10.42 to the Company's Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).
10.19                Form of Purchase Agreement relative to private placement of securities (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on June 12, 2003 and incorporated herein by reference).
10.20                Form of Registration Rights Agreement relative to private placement of securities
                        (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on June 12, 2003 and incorporated herein by reference).
10.21                Asset Purchase Agreement, dated August 6, 2003, between the Company and GeriCare
                        Providers, Inc. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on August 29, 2003 and incorporated herein by reference).
10.22                Purchase Agreement, dated January 9, 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 2.01 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.23                Security Agreement dated January 9, 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.24                Lease Agreement, dated January 9, 2003 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.25                Supply Agreement dated January , 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.03 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.26                Trademark License Agreement dated January , 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.04 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.27                Trademark Assignment dated January, 2004 between the Company and Kimberly-Clark
                        Corporation (previously filed as Exhibit 10.05 to the Company's Form 8-K filed on
                        January 23, 2004 and incorporated herein by reference).
10.28                Amendment to Purchase Agreement, dated as of January 9, 2004 between the Company and
                        Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company's Form
                        8-K/A-2 filed on February 6, 2004 and incorporated herein by reference).
10.29                Form of Purchase Agreement relative to private placement of common stock (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on March 8, 2004 and incorporated herein by reference).
10.30                Form of Registration Rights Agreement relative to private placement of common stock
                        (previously filed as Exhibit 10.02 to the Company's Form 8-K filed on March 8, 2004 and incorporated herein by reference).
10.31                Form of Purchase Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.40 to the Company's Form 10-KSB filed on March 31,
                        2005 and incorporated herein by reference).
10.32                Form of Registration Rights Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.41 to the Company's Form 10-KSB filed on March 31,
                        2005 and incorporated herein by reference).
16.1                 Letter from previous certifying accountants concurring with the Company's statements relative to this firm in the Company's report concerning its change of certifying accountants (previously filed as Exhibit 16.1 to the Company's Form 8-K filed
                        October 4, 2004 and incorporated herein by reference).
21+                  Information relative to subsidiaries.
23.1+                Consent of J.H. Cohn LLP.
31.1+                Certification of the Principal Executive Officer pursuant to Section 302 of the
                        Sarbanes-Oxley act of 2002.
31.2+                Certification of the Principal Financial Officer pursuant to Section 302 of the
                        Sarbanes-Oxley act of 2002.
32.1+                Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+                Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Management contract or compensatory plan.

+ Exhibit filed with this report.