Form 10QSB
period 2006-03-31
DERMA SCIENCES, INC.
filed 2006-05-15
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2006
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

   Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes [  ]     No [X]

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: May 1, 2006	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 22,906,160

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

Index

Part I - Financial Information

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	March 31, 2006 (Unaudited)	December 31, 2005 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$ 68,246	$ 1,105,330
Accounts receivable, net	1,303,068	1,225,639
Inventories	4,740,795	3,868,663
Prepaid expenses and other current assets	341,302	210,288
Total current assets	6,453,411	6,409,920
Equipment and improvements, net	3,312,597	3,385,862
Goodwill	200,000	200,000
Other intangible assets, net	278,779	299,776
Other assets, net	323,811	299,688
Total Assets	$10,568,598	$10,595,246
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit borrowings	$ 854,144	$ 1,080,561
Current maturities of long-term debt	289,227	285,945
Accounts payable	1,497,754	1,197,062
Accrued expenses and other current liabilities	386,683	491,559
Total current liabilities	3,027,808	3,055,127
Long-term debt, net of current portion	311,131	388,473
Other long-term liabilities	105,925	99,982
Total Liabilities	3,444,864	3,543,582
Commitments
Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at March 31, 2006 and December 31, 2005 (liquidation preference of $4,210,231 at
March 31, 2006 and December 31, 2005)	22,804	22,804
Common stock, $.01 par value, 30,000,000 shares authorized;
issued and outstanding: 12,285,768 shares at March 31, 2006 and
December 31, 2005	122,858	122,858
Additional paid-in capital	19,943,684	19,905,059
Accumulated other comprehensive income	871,802	896,077
Accumulated deficit	(13,837,414)	(13,895,134)
Total Shareholders' Equity	7,123,734	7,051,664
Total Liabilities and Shareholders' Equity	$10,568,598	$10,595,246

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31,
	2006	2005
Net sales	$ 5,756,914	$ 4,893,447
Cost of sales	3,564,913	3,422,603
Gross Profit	2,192,001	1,470,844
Operating expenses	2,121,752	1,764,513
Interest expense, net	82,050	84,584
Other income, net	(69,521)	(165,201)
Total Expenses	2,134,281	1,683,896
Income (loss) before provision for income taxes	$ 57,720	$ (213,052)
Provision for income taxes	–	–
Net Income (Loss)	$ 57,720	$ (213,052)
Income (loss) per common share - basic	$0.00	$(0.02)
Income (loss) per common share - fully diluted	$0.00	$(0.02)
Shares used in computing income (loss) per common share - basic	12,285,768	12,011,674
Shares used in computing income (loss) per common share - fully diluted	15,659,185	12,011,674

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
	2006	2005
Operating Activities
Net income (loss)	$ 57,720	$ (213,052)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation of equipment and improvements	138,077	121,885
Amortization of intangible assets	20,997	21,032
Amortization of deferred financing costs	18,161	16,869
Provision for bad debts and rebates	270,472	40,221
Provision for inventory obsolescence	24,489	27,519
Deferred rent expense	5,976	13,651
Share based compensation expense	38,625	–
Gain on settlement of accounts payable	(64,971)	–
Changes in operating assets and liabilities:
Accounts receivable	(349,587)	(124,259)
Inventories	(911,176)	(87,500)
Prepaid expenses and other current assets	(132,049)	(52,817)
Other assets	10,769	(120,470)
Accounts payable	369,496	145,365
Accrued expenses and other current liabilities	(104,431)	(193,999)
Net cash used in operating activities	(607,432)	(405,555)
Investing Activities
Business acquisition costs related to Western Medical, Inc.	(51,352)	–
Purchases of equipment and improvements	(76,908)	(25,480)
Net cash used in investing activities	(128,260)	(25,480)
Financing Activities
Net change in bank lines of credit	(226,417)	277,161
Deferred financing costs	–	(108,804)
Long-term debt repayments	(72,820)	(255,229)
Proceeds from issuance of stock, net of issuance costs	–	547,797
Net cash (used in) provided by financing activities	(299,237)	460,925
Effect of exchange rate changes on cash	(2,155)	180
Net (decrease) increase in cash and cash equivalents	(1,037,084)	30,070

Cash and cash equivalents
Beginning of period	1,105,330	46,508
End of period	$ 68,246	$ 76,578

        See accompanying notes to condensed consolidated financial statements.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

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

      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

      Summary of Significant Accounting Policies:

        Stock-Based Compensation — Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method, and accordingly, prior period financial statements were not revised.

        No charge is recorded as of the date of grant for performance-based options. An evaluation is conducted as of the end of each subsequent reporting period through the vesting date to determine the probability of the satisfaction of the performance criteria underlying the earning of the performance options being met. If it is determined that achievement of the underlying performance criteria is not probable as of the reporting date, no charge is recorded. If it is determined that achievement of the performance criteria is probable, then a charge is recorded. The charge represents the change in fair value of the option from the grant date through the reporting date. The charge is remeasured and adjusted each subsequent reporting period until the final determination as to the vesting of the performance-based options is made in accordance with the terms of the original grant.

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

Potential common stock has not been included in the computation of diluted loss per share for the three months ended March 31, 2005 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute diluted income per common share for the three months ended March 31, 2006 and 2005 (assuming profitability in all periods) are outlined below:

	Three Months Ended March 31,
	2006	2005

Weighted average common shares outstanding – basic in
2006 and basic and diluted in 2005	12,285,768	12,011,674

Potentially dilutive shares:
Preferred stock	2,280,407	2,280,407
Warrants	155,723	4,578
Stock options	937,287	489,559

Sub-total potentially dilutive shares	3,373,417	2,774,544

Weighted average common shares outstanding – diluted in
2006 and potentially diluted in 2005	15,659,185	14,786,218

        Reclassifications – Certain reclassifications have been made to prior year reported amounts to conform with the 2006 presentation.

2.    Inventories

        Inventories include the following:

	March 31, 2006	December 31, 2005

Finished goods	$ 3,241,405	$ 2,516,114
Work in process	69,667	144,390
Packaging materials	531,109	398,463
Raw materials	898,614	809,696

Total inventories	$ 4,740,795	$ 3,868,663

3.    Line of Credit Borrowings

        Short-term borrowings include the following:

	March 31, 2006	December 31, 2005

U.S. line of credit	$854,144	$ 1,080,561

      U.S. Line of Credit

        On January 31, 2005, the Company entered into a three year revolving credit facility agreement (the “Agreement”) with a new U.S. lender for a maximum principal amount of $2,000,000. The Agreement replaces a $2,000,000 revolving credit facility that expired on January 31, 2005. Advances will be utilized to fund strategic

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

initiatives and general working capital requirements. The Company incurred loan origination and legal fees of $147,300 in connection with the implementation of the Agreement. These fees have been deferred and are being amortized to interest expense over the three year term of the Agreement.

        The Company may request advances under the Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. At March 31, 2006 the effective interest rate was 10.25%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $2,000,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Over the term of the Agreement, the Company has agreed to comply with financial covenants governing minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and its fixed charge ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends), measured at the end of each month for the average of the three most recent calendar months based upon its consolidated operating results. As it pertains to the Company’s U.S. operations, cash collections may not be less than a defined amount each calendar month. In addition, at all times the Company’s cash on hand (including unused borrowing capacity under the Agreement) must not be less than $200,000. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Agreement.

        Based upon consolidated operating results for October 2005 through February 2006, the Company was out of compliance with its EBITDA and fixed charge ratio covenants as amended effective June 30, 2005. For a fee of $20,000, the U.S. lender agreed to waive these covenant violations and to work with the Company to amend the existing covenants going forward. On April 18, 2006, the Company amended its financial covenants effective March 31, 2006 in connection with the amendment to the Agreement as part of the Western Medical, Inc. asset purchase (see Note 10). As of March 31, 2006, the Company was in compliance with its amended covenants.

        The Company may terminate the Agreement at any time by paying all outstanding indebtedness and any other payments due the new U.S. lender and paying the new U.S. lender a yield maintenance based early termination fee equal to the product of: (a) the effective yield on the facility for the six months prior to termination (expressed as an annual percentage rate), (b) $2,000,000, and (c) the quotient of the months remaining in the original term of the Agreement divided by 12.

      Canadian Line of Credit

        In November 2005, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $685,000 ($800,000 Canadian) with its Canadian lender. In light of the favorable impact of the new distribution agreement on the borrowing requirements of the Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., the maximum principal amount of the credit facility was reduced in line with the subsidiary’s prospective maximum borrowing capacity. The next annual review is expected to be completed in the second quarter, 2006. Derma Sciences Canada Inc. may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $342,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 6.5% for Canadian dollar advances and 9.25% for U.S. dollar denominated advances at March 31, 2006. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $428,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

4.    Long-Term Debt

        Long-term debt includes the following:

	March 31, 2006	December 31, 2005

Canadian term loan	$ 472,448	$ 533,809
Capital lease obligations	127,910	140,609

Total debt	600,358	674,418
Less: current maturities	289,227	285,945

Long-term debt	$ 311,131	$ 388,473

        In connection with the acquisition of substantially all the assets of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with its Canadian lender. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 6.75% at March 31, 2006. The term loan is secured by all tangible and intangible assets of Derma Canada and is subject to the same financial covenants applicable to the Canadian operating line of credit (see Note 3).

        The Company has three capital lease obligations for certain distribution and computer equipment totaling $127,910 as of March 31, 2006. The capital leases bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

5.    Shareholders’ Equity

        Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at March 31, 2006. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at March 31, 2006. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at March 31, 2006. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at March 31, 2006. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

        Common Stock

        On February 8, 2005, the Company closed a private offering of 2,760,000 units at $0.50 per unit, each unit consisting of one share of the Company’s common stock and one four-year series G warrant to purchase one share of common stock at a price of $1.05. Total offering proceeds of $1,246,656, net of $133,344 in offering expenses, were received. The offering commenced prior to December 31, 2004. In 2005, the Company sold 1,205,000 units at $0.50 per unit and received total offering proceeds of $547,797, net of $54,703 in offering expenses. Proceeds from the offering were used for working capital.

        Stock Options

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

        Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Stock options granted under the Plan which have lapsed or terminated revert to the status of “unissued” and become available for reissuance. Stock options granted generally vest 25% at the date of grant and 25% on each anniversary date of grant until fully vested. The option exercise price is invariably established at the fair market value of the common stock on the date of grant.

        At March 31, 2006, options to purchase 3,426,625 shares of the Company’s Common Stock at prices in the range of $0.37 to $5.00 per share were issued and outstanding under the Plan. In addition to options granted under the Plan, at March 31, 2006 there are 2,736,655 options granted outside the Plan that were not approved by shareholders.

        During the three months ended March 31, 2006 and 2005, the Company issued stock options as outlined below:

	Three Months Ended March 31,
	2006	2005

Number of stock options issued	390,000	1,021,000
Average exercise price	$0.70	$0.50

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005

Risk-free interest rate	4.60%	4.25%
Volatility factor	.675	1.376
Dividend yield	0%	0%
Expected option life (years)	5	5
Contractual life (years)	10	10

        The risk-free rate utilized represents the five year U.S. Treasury yield curve rate at the time of grant and coincides with the expected option life. The three months ended March 31, 2006 volatility factor is calculated based on the twenty-four month-end closing prices of the Company’s common stock preceding the month of stock option grant. The twenty-four month time period was selected since it is representative of the Company’s common stock price volatility. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. The expected option life of five years is one-half of the option contractual life and has been consistently utilized by the Company.

        A summary of option activity as of March 31, 2006, and changes during the three months then ended, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	5,773,280	$0.92
Granted	390,000	$0.70
Forfeited or expired	-	-

Outstanding at March 31, 2006	6,163,280	$0.90	6.7	$267,850

Exercisable at March 31, 2006	5,889,530	$0.91	6.5	$267,850

        The weighted average grant-date fair values of options granted during the three months ended March 31, 2006 and 2005 were $163,800, or $0.42 per option, and $170,226, or $0.17 per option, respectively.

        As of March 31, 2006, there was $110,822 of total unrecognized compensation cost related to nonvested share-based awards granted under the Plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 2.9 years.

        During the three months ended March 31, 2006, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

Cost of sales	$ 6,251
Distribution	573
Sales	5,109
General and administrative	26,692

Total stock option compensation expense	$38,625

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        For the three months ended March 31, 2006, no income tax benefit was recognized.

        The Company’s net loss and loss per common share and pro forma net loss and loss per common share assuming compensation expense had been determined for the three months ended March 31, 2005 based on the fair value at the grant date for all awards, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 and SFAS 123R, and amortized ratably over the vesting period, instead of the instrinsic value method under APB 25, are set forth below:

Quarter Ended March 31, 2005

Net loss – as reported	$ (213,052)
Pro forma compensation expense	(170,226)

Pro forma net loss	$ (383,278)

Loss per common share – basic and diluted
As reported	$(0.02)
Pro forma	$(0.03)

        Stock Purchase Warrants

        At March 31, 2006, the Company had warrants outstanding to purchase 4,069,441 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

F	1,309,441	$0.57	January 6, 2007
G	2,760,000	$1.05	December 31, 2008

        During the three months ended March 31, 2005, the Company issued 1,205,000 series G warrants in conjunction with the private offering discussed above. There were no other changes in outstanding warrants during the period.

        Shares Reserved for Future Issuance

        At March 31, 2006, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options outstanding	6,163,280
Common stock options available for grant	73,375
Common stock warrants (series F - G)	4,069,441

Total common stock shares reserved	12,586,503

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

6.    Comprehensive Income (Loss)

        The Company’s comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2006	2005

Net income (loss) as reported	$57,720	$(213,052)
Other comprehensive loss:
Foreign currency translation adjustment	(24,275)	(27,188)

Comprehensive income (loss)	$33,445	$(240,240)

7.    Operating Segments

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

        Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. The manufacture of basic and advanced wound care products, along with wound closure-fastener products, are performed both internally and outsourced, while the manufacture of skin care products is totally outsourced. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

        Segment net sales and gross profit for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31, 2006

	Wound Care	Wound Closure- Fasteners	Skin Care	Other Costs	Total Company

Net sales	$4,884,556	$593,237	$279,121	-	$5,756,914

Gross profit (loss)	1,901,451	292,317	(1,767)	-	2,192,001
Total expenses	-	-	-	$(2,134,281)	(2,134,281)

Net income					$ 57,720

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2005

	Wound Care	Wound Closure- Fasteners	Skin Care	Other Costs	Total Company

Net sales	$3,871,130	$628,298	394,019	-	$4,893,447

Gross profit	1,139,409	326,173	5,262	-	1,470,844
Total expenses	-	-	-	$(1,683,896)	(1,683,896)

Net loss					$ (213,052)

        The following table presents net sales by geographic region.

	Three Months Ended March 31,
	2006	2005

United States	44%	49%
Canada	52%	47%
Other	4%	4%

8.    Income Taxes

        The Company did not record any provision for income taxes in the first quarter of 2006 due to available net operating loss carryforwards or in 2005 given the net operating loss for the quarter. No benefit has been recorded as the realization of the net operating losses is not assured.

9.    Comvita Licensing, Manufacturing and Sales Agreement

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

        In accordance with the Agreement, the Company will purchase its requirements for active honey from Comvita at agreed upon pricing. As consideration for the grant of the license, the Company will pay Comvita a royalty based on sales. The Agreement calls for the Company to spend a minimum of either $200,000 or 8% of sales per year on Advertising and Promotion in support of these products. Further, the Agreement calls for minimum sales achievement targets beginning in the second year of the Agreement and each year thereafter to maintain exclusivity. The agreement will commence upon regulatory approval of the first product. Approval is expected in the fourth quarter 2006.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

10.    Subsequent Event

        Western Medical, Inc. Asset Purchase

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables of Western Medical, Inc. (“Western Medical”) for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. The purchase price represents approximately five times adjusted EBITDA which the Company believes is consistent with market valuation for companies of this size and type based on management’s judgment and that of the Company’s investment banker acting as an advisor on the transaction. In accordance with the purchase agreement, Western Medical was required to transfer to the Company a minimum of $1,200,000 of working capital (receivables and inventory, less trade payables, as defined) as of the date of sale. The purchased assets consist of receivables, inventory, equipment, other intangibles and goodwill. The Company anticipates transaction expenses of $1,000,000 related to the purchase. The Company is presently conducting a valuation analysis to determine the allocation of the $6,500,000 purchase price to the underlying assets acquired.

        Western Medical is a privately held manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. In 2005, Western Medical reported unaudited sales of $6,600,000, gross margin of $2,600,000 and pre-tax income of $700,000. Western Medical’s product line is complementary to and will serve to expand the Company’s existing basic wound care line. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company expects to absorb Western Medical’s business within its existing operating infrastructure incurring only modest cost increases. Both of these initiatives are expected to increase the contribution of the business going forward.

        In connection with the acquisition, the Company raised $5,901,825 (net of $470,411 in commission and other offering expenses) from the sale of 2,655,098 units (10,620,392 shares) at $2.40 per unit, each unit consisting of four shares of the Company’s common stock and one five-year warrant (2,655,098 warrants in total) to purchase one share of common stock at the price of $1.00. In addition, the placement agent received 754,806 five-year warrants to purchase one share of common stock at $0.72. Total common shares outstanding increased from 12,285,768 before the transaction to 22,906,160 afterwards. The Company also received $1,000,000 in proceeds from a new term loan secured from its U.S. lender through an amendment to its existing three year revolving credit facility. The amendment required the Company to utilize the $1,000,000 in the acquisition of substantially all of the assets of Western Medical. The term loan bears interest at prime plus 5% for which purpose prime may not be lower than 7.75%. On the first day of each month from May 1, 2006 through September 1, 2006, payments of interest only are required on the term loan. Commencing October 1, 2006 and on the first day of the 28 months thereafter, payments of accrued interest and principal amortized at the rate of 1/36th of the principal balance of the term loan ($27,777) are required. On April 1, 2009, payment of all principal and accrued interest of the term loan is required. In addition, the amendment amends and restates various loan covenants of the revolving credit facility effective March 31, 2006 and increases the revolving credit facility cap from $2,000,000 to $3,500,000.

        The Company will retain certain Western Medical personnel through May 31, 2006 to perform sales and marketing transition services with respect to the products acquired from Western Medical. The Company will reimburse Western Medical for all salaries and benefits of the subject employees in addition to a maximum of $7,500 per month in employee related overhead costs. Also, the Company entered into a one year sales and marketing agreement with an affiliate of Western Medical to provide sales and marketing consulting services relative to the products acquired by the Company. The sales and marketing agreement requires payments of $15,000 monthly for the first four months and $7,500 for the last eight months of the agreement’s term.

Index

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

QUARTER ENDED MARCH 31, 2006 COMPARED TO QUARTER ENDED MARCH 31, 2005.

Results of Operations

Overview

        The 2006 and 2005 operating results include Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the term Canadian operations is used throughout this discussion in reference to the operations of Derma Sciences Canada Inc. and the term U.S. operations is used throughout this discussion in reference to the Company’s U.S. operations.

        The Company engages in the manufacture, marketing and sale of three dermatological product lines consisting of wound care, wound closure-fasteners and skin care. The wound care line is composed of basic and advanced wound care products. Basic wound care consists of gauze dressings, packing strips, impregnated gauze dressings, abdominal pads, laparotomy sponges, burn dressings and bandages. Advanced wound care products consist of ointments, silver dressings, calcium alginate dressings, hydrogel dressings, hydrocolloid dressings and foam dressings. The wound closure-fastener line consists of wound closure strips and a variety of catheter fasteners. The skin care line consists of bath sponges, skin cleansers, soaps, hair and body washes and moisturizers.

        The following table highlights the quarters ended March 31, 2006 versus 2005 operating results:

	Quarter Ended March 31,
	2006	2005	Variance

Gross Sales	$6,764,766	$5,237,037	$1,527,729	29.2%
Sales adjustments	(1,007,852)	(343,590)	(664,262)	193.3%

Net sales	5,756,914	4,893,447	863,467	17.6%
Cost of sales	3,564,913	3,422,603	142,310	4.2%

Gross profit	2,192,001	1,470,844	721,157	49.0%
Gross profit percentage	38.1%	30.1%
Operating expenses	2,121,752	1,764,513	357,239	20.2%
Interest expense, net	82,050	84,584	(2,534)	(3.0%)
Other income, net	(69,521)	(165,201)	95,680	57.9%

Total expenses	2,134,281	1,683,896	450,385	26.7%
Income (loss) before income taxes	57,720	(213,052)	270,772	-
Provision for income taxes	-	-	-	-

Net income (loss)	$ 57,720	$ (213,052)	$ 270,772	-

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at March 31, 2006, the trade rebate reserve would be overstated by approximately $139,000. If the normal rebate cycle were one month greater than estimated at March 31, 2006, the trade rebate reserve would be understated by approximately $278,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        Gross to net sales adjustments comprise the following:

	Quarter Ended March 31,
	2006	2005

Gross Sales	$6,764,766	$5,237,037

Trade rebates	(953,047)	(273,184)
Medicaid rebates	(6,450)	(7,420)
Returns and allowances	(12,255)	(31,582)
Cash discounts	(36,100)	(31,404)

Total adjustments	(1,007,852)	(343,590)

Net sales	$5,756,914	$4,893,447

        Trade rebates increased significantly in the first quarter 2006 versus 2005 due to the Company’s implementing an exclusive third party distribution agreement in the second quarter 2005 for its Canadian business and continuing growth of rebate intensive U.S. private label sales partially offset by a decrease in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. Implementing the third party distribution agreement was responsible for $738,140 of the increase as the majority of the Canadian sales represent contract business subject to rebate. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were down period to period as 2005 activity was unusually high due to an increase in the level of shipping errors associated with upgrading the Company’s supply chain information technology systems. The increase in cash discounts reflects the growth of sales to larger customers that routinely take advantage of available discount terms.

Rebate Reserve Roll Forward

        A quarterly roll forward of the trade rebate accruals at March 31, 2006 and 2005 is outlined below:

	Quarter Ended March 31,
	2006	2005

Beginning balance - January 1	$1,600,172	$253,815
Rebates paid	(717,989)	(196,659)
Rebates accrued	953,047	273,184

Ending balance - March 31	$1,835,230	$330,340

        The $235,058 increase in the first quarter 2006 trade rebate reserve reflects a $172,209 increase to $1,329,699 in the reserve associated with the commencement of the Company’s third party distribution agreement in Canada during the second quarter 2005 coupled with lower rebates paid due to extended payment terms with one large customer, less a reduction of $42,300 due to a change in estimate to a prior period amount due. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $76,525 increase in the first quarter 2005 trade rebate reserve reflects the continued growth

Index

of the rebate intensive U.S. private label business coupled with the continuation of extended payment terms with two large customers.

        The March 31st ending balance consists of accrued rebates and third party deductions accrued by and paid by the Company that are recorded in accrued liabilities. The ending balance at March 31, 2006 and 2005 consist of the following:

	Quarter Ended March 31,
	2006	2005

Accrued rebates	$1,665,045	$211,721
Third party deductions recorded	170,185	118,619
in accrued liabilities

Total	$1,835,230	$330,340

Net Sales and Gross Margin

        The following table highlights the March 31, 2006 versus 2005 product line net sales and gross profit:

	Quarter Ended March 31,
	2006	2005	Variance

Product Line Net Sales

Wound care	$4,884,556	$3,871,130	$1,013,426	26.2%
Wound closure-fasteners	593,237	628,298	(35,061)	(5.6%	)
Skin care	279,121	394,019	(114,898)	(29.2%	)

Total	$5,756,914	$4,893,447	$ 863,467	17.6%

Product Line Gross Profit

Wound care	$1,901,451	$1,139,409	$762,042	66.9%
Wound closure-fasteners	292,317	326,173	(33,856)	(10.4%)
Skin care	(1,767)	5,262	(7,029)	-

Total	$2,192,001	$1,470,844	$ 721,157	49.0%

        Company net sales increased $863,467, or 17.6%, to $5,756,914 in 2006 from $4,893,447 in 2005. Canadian net sales increased $725,372, or 31.7%, to $3,011,500 in 2006 from $2,286,128 in 2005. This increase was driven by growth of $582,939 and favorable exchange of $142,433 associated with a 5.9% strengthening of the Canadian dollar. U.S. net sales increased $138,095, or 5.3%, to $2,745,414 in 2006 from $2,607,319 in 2005. The increase was largely driven by continued growth of the private label business partially offset by continuing skin care competitive pressure and softening demand for basic wound care.

        Company gross profit increased $721,157, or 49.0% to $2,192,001 in 2006 from $1,470,844 in 2005. Company gross profit margin percentage increased to 38.1% in 2006 from 30.1% in 2005. Canadian gross profit increased $586,560, or 99.6%, to $1,175,735 in 2006 from $589,175 in 2005. Canadian gross profit margin increased to 39.0% in 2006 from 25.8% in 2005. The significant improvement in Canadian 2006 gross profit dollars and margin percentage reflects the combined impact of higher sales, continuing improvement in manufacturing performance, higher unit volume throughput thru the Toronto plant and the benefit of lower negotiated basic wound care costs. U.S. gross profit increased $134,597, or 15.3%, to $1,016,266 in 2006 from $881,669 in 2005. Gross profit margin increased to 37.0% in 2006 from 33.8% in 2005. The improvement in U.S. gross margin dollars and margin percentage reflects the combined impact of higher sales, favorable product mix and the benefit of lower product costs from Canada and third party skin care product costs associated with outsourcing the line in the third quarter 2005.

Index

        Wound care sales increased $1,013,426, or 26.2%, to $4,884,556 in 2006 from $3,871,130 in 2005. The increase is attributable to a basic wound care increase of $649,509, or 23.4%. This increase was driven by an increase in Canadian basic wound care sales of $725,372, or 31.7%, comprised of growth of $582,939 and favorable exchange of $142,433 while U.S. sales decreased $75,863, or 15.4%. The Canadian sales growth was driven by the exclusive distribution agreement that commenced in the second quarter 2005. The U.S. sales performance reflects a softening of demand for these products. Advanced wound care sales increased $363,917, or 33.3%, to $1,456,748 in 2006 from $1,092,831 in 2005. This increase was principally driven by continued growth of the Company’s private label sales to U.S. customers together with improving silver product sales.

        Wound care gross profit increased $762,042, or 66.9%, to $1,901,451 in 2006 from $1,139,409 in 2005. Gross profit margin increased to 38.9% in 2006 from 29.4% in 2005. The margin dollar increase and improved gross margin percentage are due to the increase in sales and the flow through of lower products costs as a result of continued improvement in the Toronto manufacturing operations and the benefit of lower basic wound care and silver product purchase prices.

        Wound closure and fastener sales decreased $35,061, or 5.6%, to $593,237 in 2006 from $628,298 in 2005. The non-recurrence of approximately $38,000 in residual sales of certain catheter fasteners in 2005 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 is primarily responsible for the decrease. Sales for the balance of the line were essentially flat period to period.

        Wound closure-fastener gross profit decreased $33,856, or 10.4%, to $292,317 in 2006 from $326,173 in 2005. Gross profit margin decreased to 49.3% in 2006 from 51.9% in 2005. The decrease in margin dollars reflects the lower sales and margin deterioration. The margin deterioration is due principally to the combined impact of pricing pressure and higher product costs.

        Skin care sales decreased $114,898, or 29.2%, to $279,121 in 2006 from $394,019 in 2005 due to continuing competitive pressure. Skin care gross profit decreased $7,029 to a $1,767 loss in 2006 from a $5,262 profit in 2005. The Company completed the closure of its skin care manufacturing operation at the end of August 2005 and commenced outsourcing these products to a third party supplier. The lower margin dollars in 2006 principally reflects the sales loss, a large percentage of which came from generally higher margined small customers.

Operating Expense

        The following table highlights March 31, 2006 versus 2005 operating expenses by type:

	Quarter Ended March 31,
	2006	2005	Variance

Distribution	$ 416,418	$ 348,501	$ 67,917	19.5%
Marketing	141,621	96,795	44,826	46.3%
Sales	505,422	455,214	50,208	11.0%
General administrative	1,058,291	864,003	194,288	22.5%

Total	$2,121,752	$1,764,513	$357,239	20.2%

        Operating expense increased $357,239, or 20.2%, to $2,121,752 in 2006 from $1,764,513 in 2005 including an increase of $35,314, or 6.2%, attributable to exchange associated with a 5.9% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $67,917, or 19.5%, in 2006 versus 2005. Expenses in Canada increased $87,936 (including $13,176 expense related to exchange) while expenses in the U.S decreased $20,019. The increase in Canada was principally attributable to higher distribution fees associated with higher distributor sales to the Company’s customers in 2006 versus 2005. In accordance with the exclusive distribution agreement effective June 2005, the distributor charges the Company a distribution fee each month based on a fixed percentage of eligible distributor net sales of the Company’s products to end users. The U.S. decrease was attributable to the elimination of compensation related occupancy costs in the third quarter 2005 in connection with the reorganization of the St.

Index

Louis manufacturing and distribution operations in connection with the closure of the skin care manufacturing facility in August 2005.

        Marketing expense increased $44,826, or 46.3%, in 2006 versus 2005. The increase was principally attributable to higher promotion and product development expense in support of the Company’s growth initiatives. Higher compensation (associated with an employee promotion) and travel, also contributed.

        Sales expense increased $50,208, or 11.0%, in 2006 versus 2005. Expenses in Canada increased $25,882 (including $7,076 expense related to exchange) while expenses in the U.S. increased $24,326. The increase in Canada was attributable to higher compensation and commission expense, a higher level of sales support activities, consisting principally of travel, convention attendance and sampling to expand market visibility and improve contract compliance, and higher sales related administrative and bid fees, partially offset by elimination of one sales position and related expenses in the second quarter 2005 as a result of the new distribution agreement. The U.S. increase was principally attributable to higher compensation and commissions associated with hiring two new sales representatives (one replacement and one new position) in the third quarter 2005, partially offset by lower sample expense.

        General administrative expense increased $194,288, or 22.5%, in 2006 versus 2005. Expenses in Canada increased $87,501 (including $15,062 expense related to exchange) while expenses in the U.S. increased $11,345. The increase in Canada reflects higher compensation and benefit costs (a large portion of which relates to filling a new director of materials and logistics position in the second quarter 2005), higher travel costs principally to China and in support of new private label business opportunities, stock option expense of $14,000 and higher audit and insurance costs. The U.S. increase of $119,768 principally reflects higher accounting expense, along with higher compensation, legal, bad debt and stock option ($13,000) expenses, partially offset by lower recruiting, travel, information technology and insurance costs.

Interest Expense

        Interest expense, net decreased $2,534, or 3.0%, to $82,050 in 2006 from $84,584 in 2005. Interest expense in Canada decreased $19,737 (net of $2,102 expense related to exchange) while interest expense in the U.S. increased $17,203. The decrease in Canada reflects lower outstanding line of credit and term loan balances in 2006 versus 2005 partially offset by higher interest rates. Canada’s outstanding line of credit balance was reduced to zero by the end of June 2005 through use of the one-time positive cash flow generated by implementation of the new distribution agreement. The U.S. increase is due to a one-time fee of $20,000 paid in March 2006 for loan covenant violation waivers and higher overall interest rates partially offset by lower outstanding line of credit balances due to improved cash flow in the U.S. associated with the implementation of an expense reimbursement and management fee policy with Derma Canada.

Other Income/Expense

        Other income, net decreased $95,680 to $69,521 income in 2006 from $165,201 income in 2005. The main driver for the decrease was the non-recurrence of a $164,300 gain recorded in 2005 associated with a one-time distribution agreement upset fee, partially offset by the favorable settlement of a supplier liability of $65,000. Higher exchange and other miscellaneous expense in 2006, partially offset by higher profit sharing income, also contributed.

Income Taxes

        The Company did not record any income taxes in the first quarter of 2006 due to available net operating loss carryforwards or in 2005 given the net operating loss reported for the quarter.

Net Income (Loss)

        The Company generated net income of $57,720, or $0.00 per share (basic and diluted), in the first quarter 2006 compared to a $213,052 loss, or $0.02 loss per share (basic and diluted), in the first quarter 2005.

Index

Liquidity and Capital Resources

Operational Overview

        Net sales increased 17.6% (14.7% excluding foreign exchange) in the first quarter 2006 over 2005. This growth was driven by a sales increase in Canada of 31.7% (25.5% adjusted for foreign exchange) and a sales increase of 5.3% in the U.S. Sales in Canada have met expectations as the Company has focused on contract compliance, exploring opportunities in other market segments (other than its traditional strength in the acute care segment) and working closely with its new exclusive distributor to capitalize on sales growth opportunities presented by this new relationship. Sales growth in the U.S. is for the most part being driven by private label growth. The existing private label business is growing and the Company made its first sale to a potentially large new private label customer in the quarter. Overall, with the exception of skin care sales, U.S. core product sales have remained relatively stable period to period with strength in some areas offsetting softness in others. Skin care sales continue to deteriorate in the face of significant competitive pressure.

        As expected, the Company continues to realize the benefit of its major manufacturing and sourcing initiatives implemented over the past eighteen months. Incremental unit volume throughput associated with commencement of manufacturing for several new private label customers is contributing to improved efficiencies in the Company’s manufacturing operations. Notwithstanding the impact of sales pricing and mix on margins, the Company has realized a significant improvement in gross profit dollars and margin percentage in 2006 stemming from lower product costs.

        Operating expenses increased 20.2% (18.2% adjusted for foreign exchange) in the first quarter 2006 over 2005. Much of the increase relates to distribution costs in Canada that are directly tied to sales growth and to planned increases in Marketing and Sales expenses in support of the Company’s growth initiatives. Excluding these costs and non cash stock option expense incurred beginning in 2006, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        The Company has reported profitability in its last four quarters. While core sales in the U.S. remain sluggish, sales performance in Canada and expected growth of the private label business in the U.S. coupled with ongoing manufacturing cost reduction initiatives and operating expense management, the Company expects to continue this trend going forward.

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables of Western Medical for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. In accordance with the purchase agreement, Western Medical was required to transfer to the Company a minimum $1,200,000 of working capital (receivables and inventory, less trade payables, as defined) as of the date of sale. The Company anticipates transaction expenses of $1,000,000 related to the purchase.

        Western Medical is a privately held manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. In 2005, Western Medical reported unaudited sales of $6,500,000, gross margin of $2,600,000 and pre-tax income of $700,000. Western Medical’s product line is complementary to and will serve to expand the Company’s existing basic wound care line. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company expects to absorb Western Medical’s business within its existing operating infrastructure incurring only modest cost increases. Both of these initiatives are expected to increase the contribution of the business going forward.

        In connection with the acquisition, the Company raised $5,901,825 (net of $470,411 in commission and other offering expenses) from the sale of 2,655,098 units (10,620,392 shares) at $2.40 per unit, each unit consisting of four shares of the Company’s common stock and one five-year warrant (2,655,098 warrants in total) to purchase one share of common stock at the price of $1.00. In addition, the placement agent received 754,806 five year warrants to purchase one share of common stock at $0.72. Total common shares outstanding increased from 12,285,768 before the acquisition to 22,906,160 afterwards. The Company also received $1,000,000 in proceeds from a new term loan secured from its U.S. lender through an amendment to its existing three year revolving credit

Index

facility. The term loan bears interest at prime plus 5% for which purpose prime may not be lower than 7.75%. On the first day of each month from May 1, 2006 through September 1, 2006, payments of interest only are required on the term loan. Commencing October 1, 2006 and on the first day of the 28 months thereafter, payments of accrued interest and principal amortized at the rate of 1/36th of the principal balance of the term loan ($27,777) are required. On April 1, 2009, payment of all principal and accrued interest of the term loan is required. In addition, the amendment amends and restates various loan covenants of the revolving credit facility effective March 31, 2006 and increases the revolving credit facility cap from $2,000,000 to $3,500,000.

Cash Flow and Working Capital

        At March 31, 2006 and December 31, 2005, the Company had cash and cash equivalents on hand of $68,246 and $1,105,330, respectively. The $1,037,084 decrease principally represents a timing difference that results from net cash used by operating activities of $607,432, net cash used in financing activities of $299,237, net cash used in investing activities of $128,260 and cash used as a result of exchange rate changes of $2,155. The timing difference relative to cash used by operating activities reflects receipt of a large Canadian receivable payment at year-end 2005. Subject to lender and tax authority constraints surrounding the movement of cash between affiliated entities, the Company’s objective is to maintain minimum cash balances on hand while using available funds to pay down its outstanding line of credit balances.

        Net cash used in operating activities of $607,432 stems from $1,116,978 cash used from the net change in operating assets and liabilities partially offset by $509,546 cash provided from operations (net income plus non cash items). Higher receivables, inventory and prepaids partially offset by an increase in accounts payable were the major drivers behind the net change in ongoing operating assets and liabilities. The increase in receivables reflects the flow through of the large payment received at year-end 2005 and the absence of a corresponding payment at the end of the first quarter 2006. The increase in inventory reflects incremental investment in raw and packaging materials in support of several new private label customers and bringing the manufacture of the wound closure and fastener line of products in-house. The Company also made a significant investment in inventory during the first quarter to replenish low levels of third party sourced product and to better balance its inventory to improve customer service. The increase in prepaids in the first quarter reflects the payment of insurance and certain service fees that are subsequently amortized to expense as earned or when the activity takes place. The increase in payables principally reflects the increase in the level of inventory spending.

        Net cash used in financing activities of $299,237 principally reflects the use of available funds to pay down the Company’s outstanding line of credit balance by $226,417 and make normally scheduled long-term debt repayments of $72,820.

        Net cash used in investing activities of $128,260 reflects modest capital investment of $76,908 consistent with the Company’s plan to limit capital expenditures to that necessary to continue running the business or generate an above average return until operational performance improves together with $51,352 of deferred business acquisition costs associated with the Western Medical acquisition.

        Working capital increased $70,810, or 2.1%, at March 31, 2006 to $3,425,603 from $3,354,793 at December 31, 2005. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements – United States

        On January 31, 2005, the Company entered into a three-year revolving credit facility agreement (the “Agreement”) with a new U.S. lender for a maximum principal amount of $2,000,000. The Company may request advances under the Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.5%, but not less than 7.5% per annum. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum based upon the difference between the daily average amount of advances outstanding and $2,000,000.

Index

        Maximum potential advances under the Agreement at March 31, 2006 were $1,800,000. Advances outstanding against the line were $854,144 at March 31, 2006, leaving an additional $945,856 available for borrowing.

        The Company may terminate the Agreement at any time by paying all outstanding indebtedness and any other payments due the U.S. lender and paying the U.S. lender a yield maintenance based early termination fee equal to the product of: (a) the effective yield on the facility for the six months prior to termination (expressed as an annual percentage rate), (b) $2,000,000, and (c) the quotient of the months remaining in the original term of the Agreement divided by 12.

Financing Arrangements – Canada

        In November 2005, the Company finalized the annual renewal of its Canadian Agreement for a maximum principal amount of $685,000 ($800,000 Canadian) with its Canadian lender. In light of the favorable impact of the new distribution agreement on the borrowing requirements of the Company’s wholly owned subsidiary, Derma Sciences Canada Inc., the maximum principal amount of the credit facility was reduced in line with the subsidiary’s prospective maximum borrowing capacity. Derma Sciences Canada Inc., may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $342,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%.

        Maximum potential advances under the Canadian Agreement at March 31, 2006 were $412,000. Advances outstanding against the Canadian Agreement were zero at March 31, 2006, leaving an additional $412,000 available for borrowing.

        In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $428,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default.

        In addition, the Canadian lender has granted Derma Sciences Canada Inc. a $428,000 ($500,000 Canadian) non-revolving term line of credit to finance equipment purchases, equipment upgrades and/or leasehold improvements to Derma Sciences Canada Inc.’s manufacturing facility in Toronto, Canada. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. As of March 31, 2006, outstanding advances against the line was zero.

Prospective Assessment

        The Company’s objective is to continue to grow sales and gross profit and return to profitability in 2006. Growth of the Company’s existing private label business is expected to accelerate in 2006 as existing business continues to grow and new customers are brought on board. Plans are in place to better leverage existing opportunities in the Company’s basic and advanced wound care lines in the U.S. by working more closely with several key existing and potential new customers to increase business. The recent acquisition of Western Medical, Inc. is expected to have a positive impact on the Company’s U.S. business. In Canada, the exclusive distribution agreement represents an opportunity for sales growth in the near to intermediate future. In 2005, the Company expanded its product development initiatives. As a result of these efforts, the Company expects to launch two new products in 2006.

        The Company plans to build upon its success in 2005 in the area of product cost savings. Higher throughput and improved operational efficiencies are expected to lower the Company’s overall internal cost of manufacturing going forward. Plans are in place to bring the manufacture of the Company’s wound closure and fastener line in house during 2006 at a significant savings versus existing third party sourcing. The Company expects to realize savings when it begins sterilizing its China source products in China in the second half of 2006. Subject to commodity driven cotton prices and foreign exchange changes, which are outside of the Company’s

Index

control, the Company expects to continue building on its successful relationships in China to keep its basic wound care costs competitive.

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

Update of Factors Affecting Future Prospects

        The following factors affecting future prospects update the related factors set forth in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006:

The potential increase in common shares due to the conversion or exercise of outstanding derivative securities may have a depressive effect upon the market value of the Company’s shares.

        As of April 30, 2006, 15,923,032 shares of the Company’s common stock were issuable upon the conversion or exercise of outstanding convertible preferred stock, warrants and options (“derivative securities”). The shares of common stock issuable upon conversion or exercise of derivative securities are substantial compared to the 22,906,160 shares of common stock currently outstanding.

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

        The Company earned net income of $57,720 (unaudited) in the first quarter of 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $909,104 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At March 31, 2006, the Company had an accumulated deficit of $13,837,414 (unaudited). Although the Company achieved nominal profitability in the first quarter of 2006, in 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

Index

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2001 through 2005 and the first four months of 2006 are set forth in the table below:

                               Derma Sciences
                        Trading Range - Common Stock

           Year                     Low           High
           ----                     ---           ----

           2001                     $0.22         $0.80
           2002                     $0.35         $0.85
           2003                     $0.35         $2.30
           2004                     $0.43         $1.90
           2005                     $0.42         $0.78
           2006(*)                  $0.45         $0.97
            _______________
            (*) January 1 through April 30.

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors; and
•	The loss of a major customer.

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

Critical Accounting Policies

        Estimates and assumptions are required in the determination of sales deductions for trade rebates, discounts and allowances. Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any individual estimate or assumption made by the Company, there may also be other

Index

reasonable estimates or assumptions. The Company believes, however, that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on the consolidated results of operations, financial position or cash flows for the periods represented in this section. The Company’s most critical accounting policies are described below.

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

Goodwill

        At March 31, 2006, the Company’s skin care segment had $200,000 of goodwill. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of the reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Stock-Based Compensation

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which revises SFAS 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the "intrinsic value" method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compsensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company recognized stock-based employee compensation of $38,625 in the three months ended March 31, 2006 under SFAS 123R and no compensation under APB 25 in the first three months ended March 31, 2005. Assuming compensation expense had been determined for the three months ended March 31, 2005 based on the fair value at the grant date for all awards to employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 and SFAS 123R, and amortized ratably over the vesting period, instead of the intrinsic value method under APB 25, the Company would have recorded compensation expense of approximately $170,000.

Index

Item 3. CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended March 31, 2006, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II – Other Information

Item 1.    Legal Proceedings

None

Item 6.    Exhibits

                 All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on March 31, 2006, are incorporated herein by reference.

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

DERMA SCIENCES, INC.

Dated: May 15, 2006	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002