Form 10QSB
period 2006-06-30
DERMA SCIENCES, INC.
filed 2006-08-14
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2006
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

   Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes [  ]     No [X]

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: July 31, 2006	Class:	Common Stock, par value $.01 per share
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

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS

Current Assets
Cash and cash equivalents	$ 1,051,599	$ 1,105,330
Accounts receivable, net	1,379,814	1,225,639
Inventories	5,516,766	3,868,663
Prepaid expenses and other current assets	268,522	210,288

Total current assets	8,216,701	6,409,920
Equipment and improvements, net	4,046,255	3,385,862
Goodwill	3,773,102	200,000
Other intangible assets, net	2,179,180	349,152
Other assets, net	238,591	250,312

Total Assets	$ 18,453,829	$ 10,595,246

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit borrowings	$ 898,935	$ 1,080,561
Current maturities of long-term debt	548,072	285,945
Accounts payable	1,301,992	1,197,062
Accrued expenses and other current liabilities	517,358	491,559

Total current liabilities	3,266,357	3,055,127
Long-term debt, net of current portion	1,499,507	388,473
Other long-term liabilities	107,435	99,982

Total Liabilities	4,873,299	3,543,582

Commitments
Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at June 30, 2006 and
December 31, 2005 (liquidation preference of $4,210,231 at
June 30, 2006 and December 31, 2005)	22,804	22,804
Common stock, $.01 par value, 50,000,000 and 30,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively;
issued and outstanding: 22,906,160 shares at June 30, 2006 and	229,062	122,858
12,285,768 at December 31, 2005
Additional paid-in capital	25,719,827	19,905,059
Accumulated other comprehensive income	1,115,461	896,077
Accumulated deficit	(13,506,624)	(13,895,134)

Total Shareholders' Equity	13,580,530	7,051,664

Total Liabilities and Shareholders' Equity	$ 18,453,829	$ 10,595,246

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended
	June 30,
	2006	2005

Net Sales	$ 7,386,681	$ 6,934,218
Cost of sales	4,669,119	4,693,456

Gross Profit	2,717,562	2,240,762

Operating expenses	2,254,712	1,968,312
Interest expense, net	110,145	95,269
Other expense, net	21,915	18,997

Total Expenses	2,386,772	2,082,578

Income before provision for income taxes	330,790	158,184
Provision for income taxes	–	–

Net Income	$ 330,790	$ 158,184

Income per common share - basic	$ 0.02	$ 0.01

Income per common share - diluted	$ 0.01	$ 0.01

Shares used in computing income per common share - basic	20,805,423	12,284,007

Shares used in computing income per common share - diluted	25,207,546	14,745,538

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Six months ended
	June 30,
	2006	2005

Net sales	$ 13,143,595	$ 11,827,665
Cost of sales	8,234,032	8,116,059

Gross Profit	4,909,563	3,711,606

Operating expenses	4,376,464	3,732,825
Interest expense, net	192,195	179,853
Other income, net	(47,606)	(146,204)

Total Expenses	4,521,053	3,766,474

Income (loss) before provision for income taxes	388,510	(54,868)
Provision for income taxes	–	–

Net Income (Loss)	$ 388,510	$ (54,868)

Income (loss) per common share - basic	$ 0.02	$ 0.00

Income (loss) per common share - diluted	$ 0.02	$ 0.00

Shares used in computing income (loss) per common share - basic	16,569,131	12,147,841

Shares used in computing income (loss) per common share - diluted	20,455,906	12,147,841

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
	2006	2005

Operating Activities
Net income (loss)	$ 388,510	$ (54,868)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation of equipment and improvements	285,385	245,878
Amortization of intangible assets	132,663	42,071
Amortization of deferred financing costs	43,264	35,820
Provision for rebates	806,885	1,141,869
Provision for bad debts	3,919	1,861
Provision for inventory obsolescence	(63,003)	45,519
Deferred rent expense	6,296	22,113
Compensation charge for employee stock options	92,284	1,000
Compensation charge for restricted stock	6,053	–
Gain on settlement of accounts payable	(64,971)	–
Loss on disposal of equipment	–	4,146
Changes in operating assets and liabilities, net of amounts acquired from Western Medical asset purchase:
Accounts receivable	(505,482)	(28,562)
Inventories	(292,991)	982,316
Prepaid expenses and other current assets	(45,021)	(92,067)
Other assets	21,268	(145,614)
Accounts payable	(393,348)	135,449
Accrued expenses and other current liabilities	9,249	(3,339)
Long-term liabilities	–	7,273

Net cash provided by operating activities	430,960	2,340,865

Investing Activities
Acquisition of Western Medical, Inc.	(6,000,000)	–
Costs of acquiring Western Medical, Inc.	(662,691)	–
Purchases of equipment and improvements	(329,338)	(61,879)
Proceeds from sale of equipment	–	24,998

Net cash used in investing activities	(6,992,029)	(36,881)

Financing Activities
Loan proceeds	1,000,000	–
Net change in bank lines of credit	(181,626)	(2,084,029)
Deferred financing costs	(48,722)	(116,590)
Long-term debt repayments	(147,787)	(312,142)
Proceeds from issuance of stock, net of issuance costs	5,822,637	539,415

Net cash provided by (used in) financing activities	6,444,502	(1,973,346)

Effect of exchange rate changes on cash	62,836	(14,205)

Net (decrease) increase in cash and cash equivalents	(53,731)	316,433
Cash and cash equivalents
Beginning of period	1,105,330	46,508

End of period	$ 1,051,599	$ 362,941

Supplemental cash flow information:
Issuance of promissory note in connection with acquisition of Western	$ 500,000	–
Medical, Inc. (see Note 2)

        See accompanying notes to condensed consolidated financial statements.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the “Company”) are full line providers of wound care, wound closure-fastener and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s U.S. distribution facility is located in St. Louis, Missouri, while the Company’s Canadian distribution is outsourced to a third party. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

      Summary of Significant Accounting Policies:

        The accounting policies of the Company are unchanged from those disclosed in the Form 10-KSB with the exception of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) described below:

        Stock-Based Compensation – Effective January 1, 2006 the Company adopted SFAS 123R which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. SFAS 123R requires that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of June 30, 2006, the Company has not made that election.

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have not been included in the computation of diluted loss per share for the six months ended June 30, 2005 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute diluted income per common share for the three and six months ended June 30, 2006 and 2005 (assuming profitability in all periods) are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares
outstanding - basic	20,805,423	12,284,007	16,569,131	12,147,841

Potentially dilutive shares:
Preferred stock	2,280,407	2,280,407	2,280,407	2,280,407
Restricted common stock	96,154	-	48,343	-
Warrants	451,821	-	287,828	2,289
Stock options	1,573,741	181,124	1,270,197	335,341

Sub-total potentially dilutive shares	4,402,123	2,461,531	3,886,775	2,618,037

Weighted average common
shares outstanding - diluted	25,207,546	14,745,538	20,455,906	14,765,878

        For the three and six-month periods ended June 30, 2006 and 2005, 7,381,253, 7,576,253, 10,692,103 and 10,692,103 potentially dilutive shares, respectively, were excluded from the computation of dilutive earnings per share because their effect would have been anti-dilutive.

        Reclassifications – Certain reclassifications have been made to prior year reported amounts to conform with the 2006 presentation.

2.     Acquisition of Western Medical, Inc.

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables and the business of Western Medical, Inc. (“Western Medical”) for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. In addition, the Company anticipates incurring a total of approximately $860,000 of transaction costs related to the purchase of which $662,691 had been paid or accrued as of June 30, 2006. The purchased assets consist of trade receivables, inventories, equipment and certain identifiable intangibles. To fund the purchase, the Company raised $5,822,637 (net of $549,599 in commissions and other offering expenses) from the private sale of 2,655,098 units (the “Units”) at $2.40 per Unit, each Unit consisting of four shares of common stock and one five-year warrant to purchase one share of common stock at $1.00 per share. In addition, the placement agent for the Units received 754,806 five-year warrants each to purchase one share of common stock at $0.72 per share. The Company also received $1,000,000 in cash from a new term loan that bears interest at prime plus 5% from its U.S. lender through an amendment to its existing three-year revolving credit facility. The $72,000 of estimated deferred financing costs, of which $48,722 had been paid or accrued as of June 30, 2006, related to this financing are being amortized to interest expense over the three year term of the amended credit facility.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Western Medical was a privately held manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. For 2005, Western Medical reported audited sales of $6,684,160, gross profit of $2,664,997 and net income of $838,865. Western Medical’s product line is complementary to and will serve to expand the Company’s existing basic wound care line. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company anticipates being able to absorb Western Medical’s business within its existing operating infrastructure incurring only modest incremental cost increases. Both of these initiatives are anticipated to increase the contribution of the business going forward.

        The acquisition has been accounted for under the purchase method. Accordingly, the results of operation of Western Medical have been included in the consolidated financial statements commencing April 18, 2006. A preliminary allocation of the purchase price is outlined below:

                         Purchase Price:

                             Cash paid                                 $6,000,000
                             Promissory note                              500,000
                             Estimated transaction costs                  860,000
                                                                       -----------

                               Total                                   $7,360,000
                                                                       ===========

                         Allocation of Purchase Price:

                             Trade receivables                         $  473,000
                             Inventory                                  1,218,000
                             Equipment                                    484,000
                             Goodwill                                   3,573,000
                             Identifiable intangibles                   2,161,000
                             Accounts payable                            (549,000)
                                                                       -----------

                               Total                                   $7,360,000
                                                                       ===========

        The allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the unaudited condensed consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate their historical carrying values as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the equipment and the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, trademarks, non-compete agreements and product rights. Since the date of acquisition, the estimated identifiable intangibles have been amortized to general administrative expense assuming a useful life of five years. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on management’s ongoing evaluation and is expected to be completed prior to the Company’s year-end. Accordingly, the final allocation of the purchase price may differ significantly from the preliminary allocation and as such may have a significant impact on the amount of goodwill recorded and the Company’s future operating results.

        The Company retained certain Western Medical personnel through May 31, 2006 to perform sales and marketing transition services with respect to the products acquired from Western Medical. In addition, the Company entered into a one year sales and marketing agreement with an affiliate of Western Medical to provide sales and marketing consulting services relative to the products acquired by the Company. The sales and marketing agreement requires payments of $15,000 monthly for the first four months and $7,500 for the last eight months of the agreement’s term.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        The Unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of April 18, 2006. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                                     2006               2005
                                                                     ----               ----

                 Revenues                                        $7,688,681         $8,558,121
                                                                  ---------          ---------

                 Net income                                        $366,790           $368,648
                                                                    -------            -------
                 Net income per common  share:

                    Basic                                             $0.02              $0.02
                                                                       ----               ----
                    Fully diluted                                     $0.01              $0.01
                                                                       ----               ----

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                     2006               2005
                                                                     ----               ----

                Revenues                                        $14,944,128        $14,992,059
                                                                 ----------         ----------

                Net income                                         $597,463           $303,798
                                                                    -------            -------
                Net income per common share:

                    Basic                                             $0.03              $0.01
                                                                       ----               ----
                    Fully diluted                                     $0.02              $0.01
                                                                       ----               ----

3.    Inventories

        Inventories include the following:

                                                                June 30,             December 31,
                                                                  2006                   2005
                                                                  ----                   ----

        Finished goods                                        $3,786,225             $2,516,114
        Work in process                                           74,172                144,390
        Packaging materials                                      976,365                398,463
        Raw materials                                            680,004                809,696
                                                               ---------              ---------

             Total inventories                                $5,516,766             $3,868,663
                                                               =========              =========

4. Line of Credit Borrowings

        Short-term borrowings include the following:

                                                                June 30,             December 31,
                                                                  2006                   2005
                                                                  ----                   ----

        U.S. line of credit                                     $898,935             $1,080,561
                                                                 =======              =========

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        U.S. Line of Credit

        On April 18, 2006, in connection with the acquisition of Western Medical (see Note 2), the Company entered into a three year revolving credit facility agreement (the “Agreement”) with its U.S. lender for a maximum principal amount of $3,500,000. This Agreement amends the $2,000,000 revolving credit facility with the U.S. lender entered into on January 31, 2005. Advances will be utilized to fund strategic initiatives and general working capital requirements. The Company incurred loan origination and legal fees of $48,722 in connection with the implementation of the Agreement. These fees have been deferred and are being amortized to interest expense over the three year term of the Agreement. Unamortized deferred finance fees of $77,500 associated with the January 31, 2005 agreement will continue to be amortized over the three year term of that agreement.

        The Company may request advances under the Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.0%, but not less than 7.75% per annum. At June 30, 2006, the effective interest rate was 10.25%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $3,500,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Over the term of the Agreement, the Company has agreed to comply with financial covenants governing minimum EBITDA (earnings before interest, taxes, depreciation and amortization), fixed charge ratio (EBITDA divided by the sum of debt service, capital expenditures, income taxes and dividends) and its net leverage ratio (total debt divided by EBITDA) measured at the end of each month for the average of the three most recent calendar months based upon the Company’s consolidated operating results. As it pertains to the Company’s U.S. operations, cash collections may not be less than a defined amount each calendar month. In addition, at all times the Company’s cash on hand (including unused borrowing capacity under the Agreement) must not be less than $200,000. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Agreement. At June 30, 2006, the Company was in compliance with its U.S. line of credit debt covenants.

        The Company may terminate the Agreement at any time by paying all outstanding indebtedness and any other payments due the U.S. lender and paying the U.S. lender a yield maintenance based early termination fee equal to the product of: (a) the effective yield on the facility for the six months prior to termination (expressed as an annual percentage rate), (b) $3,500,000, and (c) the quotient of the months remaining in the term of the Agreement divided by 12.

      Canadian Line of Credit

        In November 2005, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $717,000 ($800,000 Canadian) with its Canadian lender. In light of the favorable impact of the new distribution agreement on the borrowing requirements of the Company’s wholly owned Canadian subsidiary, Derma Sciences Canada Inc., the maximum principal amount of the credit facility was reduced in line with the subsidiary’s prospective maximum borrowing capacity. The next annual review is expected to be completed in the second half of 2006. Derma Sciences Canada Inc. may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $358,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 7.0% for Canadian dollar advances and 9.75% for U.S. dollar denominated advances at June 30, 2006. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $448,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default. At June 30, 2006, the Company was in compliance with its Canadian line of credit debt covenants.

        In addition, the Canadian lender has granted Derma Sciences Canada Inc. a $448,000 ($500,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.’s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. As of June 30, 2006, there were no outstanding advances against the line.

5.    Long-Term Debt

        Long-term debt includes the following:

                                                                June 30,             December 31,
                                                                  2006                   2005
                                                                  ----                   ----

        U.S. term loan                                        $1,000,000                    -
        Promissory note                                          500,000                    -
        Canadian term loan                                       432,578               $533,809
        Capital lease obligations                                115,001                140,609
                                                               ---------                -------

             Total debt                                        2,047,579                674,418

        Less:  current maturities                                548,072                285,945
                                                               ---------                -------

             Long-term debt                                   $1,499,507               $388,473
                                                               =========                =======

        In connection with the acquisition of Western Medical (see Note 2) in April 2006, the Company entered into a three-year term loan agreement with its U.S. lender. Interest on the outstanding principal balance is payable monthly in arrears at the prime rate (as defined) plus 5.0%, but not less than 7.75 % per annum. At June 30, 2006, the effective interest rate was 13.02%. The loan is repayable commencing October 1, 2006 in 29 monthly installments of $27,777 with a final payment on April 1, 2009 of $154,467. The term loan is secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets and is subject to the same conditions applicable to the U.S. operating line of credit (see Note 4). Until such time as the term loan is fully repaid, the Company is obligated to apply annually its excess cash flow (as defined) and the proceeds from the sale of any assets or stock to prepay the term loan. Further, the Company may accelerate the payment of the term loan at its discretion, without penalty. Upon full repayment of the loan, the Company is obligated to pay the U.S. lender a termination fee of $10,000. The termination fee is being amortized to interest expense over the three year term of the loan.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        In connection with the acquisition of Western Medical in April 2006, a portion of the purchase price was paid via a three-year unsecured promissory note issued to the seller. The principal amount of the promissory note, together with simple interest of 12%, is payable in 11 quarterly installments of interest only in the amount of $15,000 each and a final payment of accrued interest and the principal balance of $515,000 on April 18, 2009. The promissory note may be prepaid in part or in full at any time without penalty.

        In connection with the acquisition of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with its Canadian lender. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 7.25% at June 30, 2006. The term loan is secured by all tangible and intangible assets of Derma Sciences Canada Inc. and is subject to the same conditions applicable to the Canadian operating line of credit (see Note 4).

        The Company has three capital lease obligations for certain distribution and computer equipment totaling $115,001 as of June 30, 2006. The capital lease obligations bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

6.    Shareholders’ Equity

        Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at June 30, 2006. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at June 30, 2006. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at June 30, 2006. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at June 30, 2006. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

        Common Stock

        On May 11, 2006, the Company increased the number of authorized shares of common stock from 30,000,000 to 50,000,000.

        During the second quarter of 2006, the Company raised $5,822,637 (net of $549,599 in commission and other offering expenses) from a private offering of 2,655,098 units (10,620,392 shares in total) at $2.40 per unit, each unit consisting of four shares of the Company’s common stock and one five-year Series H warrant (2,655,098 warrants in total) to purchase one share of common stock at the price of $1.00. In addition, the placement agent received 754,806 five-year Series I warrants to purchase one share of common stock at $0.72. Total common shares outstanding increased from 12,285,768 before the transaction to 22,906,160 afterwards. The funds were used for the acquisition of Western Medical.

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

        Stock Options

        The Company adopted the Stock Option Plan (the “Plan”) July 18, 1991 and has amended the Plan several times, the latest being May 11, 2006. The number of shares of Common Stock reserved for issuance pursuant to the Plan is 5,000,000 shares. The Plan authorizes the Company to grant two types of equity incentives: (i) options intended to qualify as “incentive stock options” (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) nonqualified stock options (“NQSOs”). The Plan authorizes options to be granted to directors, officers, key employees and consultants of the Company, except that ISOs may be granted only to employees. The Plan is administered by a committee of disinterested directors designated by the Board of Directors (the “Compensation Committee”). Subject to the provisions of the Plan, the Compensation Committee determines who is eligible to receive stock options, together with the nature, amount, timing, exercise price, vesting schedule and all other terms and conditions of the options to be granted.

        Under the Plan, ISOs and NQSOs may have a term of up to ten years. Stock options are not assignable or transferable except by will or the laws of descent and distribution. Stock options granted under the Plan which have lapsed or terminated revert to the status of “unissued” and become available for reissuance. Stock options granted generally vest 25% at the date of grant and 25% on each anniversary date of grant until fully vested. The option exercise price is invariably established as the fair market value of the common stock on the date of grant.

        At June 30, 2006, options to purchase 3,621,625 shares of the Company’s Common Stock at prices in the range of $0.37 to $5.00 per share were issued and outstanding under the Plan. In addition to options granted under the Plan, at June 30, 2006 there are 2,736,655 options granted outside the Plan that were not approved by shareholders.

        During the three and six months ended June 30, 2006 and 2005, the Company issued stock options as outlined below:

                                                               2006              2005
                                                             --------        ----------
         Number of stock options issued
             First quarter                                    390,000         1,021,000
             Second quarter                                   195,000           465,000
                                                              -------         ---------

               Total six months ended June 30, 2006           585,000         1,486,000
                                                              =======         =========

         Weighted-average exercise price
             First quarter                                      $0.70             $0.50
             Second quarter                                     $0.83             $0.42

        For the three and six months ended June 30, 2006 and 2005 the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the three and six months ended June 30, 2006 and 2005 were as follows:

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

                                                             2006                2005
                                                             ----                ----

         Risk-free interest rate
             First quarter                                   4.60%              4.25%
             Second quarter                                  5.10%              3.90%
         Volatility factor
             First quarter                                    .675              1.376
             Second quarter                                   .662              1.353
         Dividend yield                                        0%                0%
         Expected option life (years)                          5                  5
         Contractual life (years)                              10                10

        The risk-free rate utilized represents the five year U.S. Treasury yield curve rate at the time of grant and coincides with the expected option life. The three and six months ended June 30, 2006 volatility factor is calculated based on the twenty-four month-end closing prices of the Company’s common stock preceding the month of stock option grant. The twenty-four month time period was selected since it is representative of the Company’s common stock price volatility. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. The expected option life of five years is one-half of the option contractual life.

        A summary of option activity as of June 30, 2006, and changes during the three and six months then ended, is presented below:

                                                                                  Weighted Average
                                                                                     Remaining
                                                           Weighted Average         Contractual           Aggregate
              Options                      Shares           Exercise Price          Term (Years)       Intrinsic Value
              -------                      ------           --------------          ------------       ---------------

Outstanding at January 1, 2006             5,773,280            $0.92
Granted                                      390,000            $0.70
Exercised, forfeited or expired                  -                -
                                           ---------

Outstanding at March 31, 2006              6,163,280            $0.90
                                           =========

Granted                                      195,000            $0.83
Exercised, forfeited or expired                  -                -
                                           ---------

Outstanding at June 30, 2006               6,358,280            $0.90                   6.9              $1,342,130
                                           =========                                                      ==========

Exercisable at June 30, 2006               5,964,530            $0.91                   6.8              $1,310,280
                                           =========                                                      ==========

        For the three and six months ended June 30, 2006, no income tax benefit was recognized related to stock option activity.

        The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 were $0.50 and $0.37 per share, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 were $0.45 and $0.42 per share, respectively.

        During the three and six months ended June 30, 2006, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

                                                          Three Months Ended         Six Months Ended
                                                             June 30, 2006            June 30, 2006
                                                             -------------            -------------

         Cost of sales                                         $  1,594                   $7,845
         Distribution                                               146                      719
         Sales                                                    5,588                   10,697
         General and administrative                              46,331                   73,023
                                                                 ------                   ------

         Total stock option compensation expense                $53,659                  $92,284
                                                                 ======                   ======

        As of June 30, 2006, there was $158,516 of total unrecognized compensation cost related to nonvested share-based awards granted under the Plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 2.75 years.

        The Company’s net income (loss) and income (loss) per common share and pro forma net loss and loss per common share assuming compensation expense had been determined for the three and six months ended June 30, 2005 based on the fair value at the grant date for all awards, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 and SFAS 123R, and amortized ratably over the vesting period, instead of the intrinsic value method under APB 25, are set forth below:

                                                          Three Months Ended         Six Months Ended
                                                             June 30, 2006            June 30, 2006
                                                             -------------            -------------

         Net income (loss) as reported                         $ 158,184               $ (54,868)
         Pro forma compensation expense                         (302,162)               (472,388)
                                                                 -------                 -------

         Pro forma net loss                                    $(143,978)              $(527,256)
                                                                 =======                 =======

         Income (loss) per common share - basic
              As reported                                          $0.01                   $0.00
              Pro forma                                           $(0.01)                 $(0.04)

         Income (loss) per common share - diluted
              As reported                                          $0.00                   $0.00
              Pro forma                                           $(0.01)                 $(0.04)

        Stock Purchase Warrants

        At June 30, 2006, the Company had warrants outstanding to purchase 7,479,345 shares of the Company’s common stock as outlined below:

                  Series       Number of Warrants      Exercise Price    Expiration Date
                  ------       ------------------      --------------    ---------------

                     F               1,309,441               $0.57       January 6, 2007
                     G               2,760,000               $1.05       December 31, 2008
                     H               2,655,098               $1.00       April 30, 2011
                     I                 754,806               $0.72       April 30, 2011
                                     ---------

                  Total              7,479,345
                                     =========

        During the three months ended June 30, 2006, the Company issued 2,655,098 series H warrants and 754,806 series I warrants in conjunction with the acquisition of Western Medical (see Note 6 – Common Stock).

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

      Shares Reserved for Future Issuance

        At June 30, 2006, the Company had reserved the following shares of common stock for future issuance:

         Convertible preferred shares (series A - D)                          2,280,407
         Common stock options outstanding                                     6,358,280
         Common stock warrants outstanding (series F - I)                     7,479,345
         Restricted common stock grants                                         175,000
                                                                              ---------

             Total common stock shares reserved                              16,293,032
                                                                             ==========

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest in three years. The fair market value at the date of grant, determined by the quoted market price, was $145,250. The fair market value of the grant is being recognized to compensation expense over the three year vesting period. For the three months ended June 30, 2006, $6,053 was expensed.

        A summary of restricted common stock activity as of June 30, 2006, and the changes during the three and six months then ended, is presented below:

                                                                             Weighted-Average
         Restricted Common Stock                        Shares             Grant-Date Fair Value
         -----------------------                        ------             ---------------------

         Nonvested at January 1, 2006                         0                        0

         Granted                                        175,000                    $0.83
                                                        -------

         Nonvested at June 30, 2006                     175,000                    $0.83
                                                        =======

        The weighted-average remaining contractual term for the restricted common stock grant is 2.86 years.

7.    Comprehensive Income (Loss)

        The Company’s comprehensive income (loss) was as follows:

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                           ---------------------------       -------------------------
                                                               2006             2005            2006             2005
                                                             --------         --------        --------        ----------

         Net income (loss) as reported                       $330,790         $158,184        $388,510        $ (54,868)
         Other comprehensive income:
              Foreign currency translation adjustment         243,659          (39,550)        219,384          (66,738)
                                                              -------          -------         -------           ------

         Comprehensive income (loss)                         $574,449         $118,634        $607,894        $(121,606)
                                                              =======          =======         =======         ========

8. Operating Segments

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

        Segment net sales and gross profit (loss) for the three and six months ended June 30, 2006 and 2005 were as follows:

                                    Three Months Ended June 30, 2006
                                    --------------------------------

                                       Wound Closure-                                           Total
                      Wound Care         Fasteners         Skin Care       Other Costs         Company
                      ----------         ---------         ---------       -----------         -------

Net sales             $6,459,312           $635,333         $292,036              -           $7,386,681
                       ---------            -------          -------         ---------         ---------

Gross profit           2,402,442            313,738            1,382              -            2,717,562

Total expenses             -                   -                 -         $(2,386,772)       (2,386,772)
                                                                                               ---------

Net income                                                                                    $  330,790
                                                                                               =========

                                    Three Months Ended June 30, 2005
                                    --------------------------------

                                       Wound Closure-                                           Total
                     Wound Care          Fasteners           Skin Care     Other Costs         Company

Net sales             $5,880,353           $669,973         $383,892              -           $6,934,218
                       ---------            -------          -------         ---------         ---------

Gross profit (loss)    2,004,129            335,979          (99,346)             -            2,240,762
Total expenses             -                   -                -          $(2,082,578)       (2,082,578)
                                                                                               ---------

Net income                                                                                   $   158,184
                                                                                               =========

                                     Six Months Ended June 30, 2006
                                     ------------------------------

                                       Wound Closure-                                           Total
                     Wound Care          Fasteners           Skin Care     Other Costs         Company

Net sales            $11,343,868         $1,228,570         $571,157              -          $13,143,595
                      ----------          ---------          -------         ---------        ----------

Gross profit (loss)    4,303,893            606,054             (384)                -         4,909,563
Total expenses             -                   -                 -         $(4,521,053)       (4,521,053)
                                                                                               ---------

Net income                                                                                   $   388,510
                                                                                              ==========

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

                                     Six Months Ended June 30, 2005
                                     ------------------------------

                                       Wound Closure-                                           Total
                     Wound Care          Fasteners           Skin Care     Other Costs         Company

Net sales             $9,751,483         $1,298,272         $777,910              -          $11,827,665
                      ----------          ---------          -------         ---------        ----------

Gross profit (loss)    3,143,538            662,153          (94,085)                -         3,711,606
Total expenses             -                   -                -          $(3,766,474)       (3,766,474)
                                                                                               ---------

Net loss                                                                                     $   (54,868)
                                                                                              ==========

        The following table presents net sales by geographic region.

                                 Three Months Ended June 30,       Six Months Ended June 30,
                                 ---------------------------       -------------------------
                                    2006             2005            2006             2005
                                  --------         --------        --------        ---------

         United States               56%              34%             51%              40%
         Canada                      40%              62%             45%              56%
         Other                        4%               4%               4%              4%

        Canada net sales for the three and six months ended June 30, 2005 represent a higher percentage of total net sales compared with 2006 as a result of the one-time estimated benefit of $1,840,000 related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for the Company’s Canadian subsidiary in the second quarter 2005.

        For the six months ended June 30, 2006, the Company has a major U.S. customer comprising 18% of sales. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor.

9.    Income Taxes

        The Company did not record any provision for income taxes in the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 due to available net operating loss carryforwards. No benefit has been recognized as the realization of the resultant deferred tax assets is not assured.

10.    Subsequent Event

        Sale of Stock

        On August 3, 2006 the Company entered into an agreement to sell 2,000,000 shares of its common stock at $0.75 per share for a total sales price of $1,500,000 to an existing shareholder (the “Purchaser”). The Purchaser paid $500,000 upon execution and shall pay $1,000,000 together with interest thereon at the annual rate of 2.5%, not later than February 13, 2007. The balance is secured by a promissory note issued to the Company by the Purchaser. During the period that there remains any principal or interest due the Company under the promissory note, the Purchaser shall be precluded from selling, transferring, pledging or otherwise alienating any shares of the common stock. Further, in the event all principal and interest due under the promissory note is not paid when due, the Company may, at its option, either enforce payment in accordance with the promissory note or cancel any and all shares of common stock for which payment has not been made.

        The initial payment of $500,000 was received on August 3, 2006 in accordance with the agreement. The $500,000 was used to pay down the U.S. term loan entered into in connection with the acquisition of Western Medical (see Note 5).

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005.

Results of Operations

Overview

        The 2006 and 2005 operating results include Derma Sciences, Inc. and its subsidiaries. The results of Western Medical have only been included in the Company’s operating results from April 18, 2006, the acquisition date. Unless otherwise indicated by the context, the term Canadian operations is used throughout this discussion in reference to the operations of Derma Sciences Canada Inc. and the term U.S. operations is used throughout this discussion in reference to the Company’s U.S. operations.

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

        The following table highlights the three months ended June 30, 2006 versus 2005 operating results:

                                              Three Months Ended June 30,
                                              ---------------------------
                                                 2006             2005                  Variance
                                                 ----             ----             --------------------

Gross Sales                                  $8,742,743       $8,210,230           $532,513        6.5%
Sales adjustments                            (1,356,062)      (1,276,012)           (80,050)       6.3%
                                             -----------      -----------          ---------

Net sales                                     7,386,681        6,934,218            452,463        6.5%
Cost of sales                                 4,669,119        4,693,456            (24,337)      (0.0%)
                                             -----------      -----------          ---------

Gross profit                                  2,717,562        2,240,762            476,800       21.3%
Gross profit percentage                            36.8%            32.3%
Operating expenses                            2,254,712        1,968,312            286,400       14.6%
Interest expense, net                           110,145           95,269             14,876       15.6%
Other expense, net                               21,915           18,997              2,918       15.4%
                                             -----------      -----------          ---------

Total expenses                                2,386,772        2,082,578            304,194       14.6%
Income before income taxes                      330,790          158,184            172,606      109.1%

Provision for income taxes                         -                -                  -           -
                                             -----------      -----------          ---------

Net income                                   $  330,790       $  158,184           $172,606      109.1%
                                             ===========      ===========          =========

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at June 30, 2006, the trade rebate reserve would be overstated by approximately $167,000. If the normal rebate cycle were one month greater than estimated

Index

at June 30, 2006, the trade rebate reserve would be understated by approximately $334,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        Gross to net sales adjustments comprise the following:

                                              Three Months Ended June 30,
                                              ---------------------------
                                                 2006             2005
                                                 ----             ----

Gross Sales                                  $8,742,743       $8,210,230
                                             -----------      -----------

Trade rebates                                (1,294,886)      (1,222,550)
Medicaid rebates                                   (678)          (6,000)
Returns and allowances                          (18,309)          (6,911)
Cash discounts                                  (42,189)         (40,551)
                                             -----------      -----------

Total adjustments                            (1,356,062)      (1,276,012)
                                             -----------      -----------

Net sales                                    $7,386,681       $6,934,218
                                             ===========      ===========

        Trade rebates increased in the second quarter 2006 versus 2005 due to the continuing growth of rebate intensive U.S. private label sales and the addition of incremental rebates associated with the Western Medical business acquired in April 2006 partially offset by a decrease in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were up period to period as 2006 activity was higher due to an increase in the level of shipping errors associated with integrating the Western Medical business into the U.S. supply chain. The increase in cash discounts reflects the growth of sales to larger customers that routinely take advantage of available discount terms.

Rebate Reserve Roll Forward

        A quarterly roll forward of the trade rebate accruals at June 30, 2006 and 2005 is outlined below:

                                              Three Months Ended June 30,
                                              ---------------------------
                                                 2006             2005
                                                 ----             ----

Beginning balance - April 1st                $1,835,230      $   330,340
Rebates paid                                   (674,304)        (154,877)
Rebates accrued                               1,294,886        1,222,550
                                             -----------      -----------

Ending balance - June 30th                   $2,455,812       $1,398,013
                                             ===========      ===========

        The $620,582 increase in the second quarter 2006 trade rebate reserve reflects a $432,814 increase in the Canadian reserve due to higher sales and an adjustment to the reserve to reflect a change in the estimate used to calculate the rebate amount for certain products, lower rebates paid due to continuation of extended payment terms with one large customer and incremental reserve requirements associated with the Western Medical business acquired in April 2006, less a reduction of $30,000 due to a change in estimate to a prior period amount due. There

Index

has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $1,067,673 increase in the second quarter 2005 trade rebate reserve reflects a $972,068 incremental reserve associated with implementing the third party distribution agreement in Canada in June 2005 coupled with the continued growth of the rebate intensive U.S. private label business and lower rebates paid due to extended payment terms with two large customers.

        The ending balance consists of accrued rebates included as a component of accounts receivable and third party deductions accrued by and paid by the Company that are recorded in accrued liabilities. The ending balance at June 30, 2006 and 2005 consist of the following:

                                                         June 30,
                                                -----------------------
                                                 2006             2005
                                                 ----             ----

Accrued rebates                              $2,273,164       $1,238,662
Third party deductions recorded
   in accrued liabilities                       182,648          159,351
                                             -----------      -----------

       Total                                 $2,455,812       $1,398,013
                                             ===========      ===========

Net Sales and Gross Margin

        The following table highlights the June 30, 2006 versus 2005 product line net sales and gross profit:

                                              Three Months Ended June 30,
                                              ---------------------------
                                                 2006             2005                  Variance
                                                 ----             ----             --------------------
Product Line Net Sales
----------------------

Wound care                                   $6,459,312       $5,880,353           $578,959        9.9%
Wound closure-fasteners                         635,333          669,973            (34,640)      (5.2%)
Skin care                                       292,036          383,892            (91,856)     (23.9%)
                                             -----------      -----------          ---------

    Total                                    $7,386,681       $6,934,218           $452,463        6.5%
                                             ===========      ===========          =========

Product Line Gross Profit (Loss)
--------------------------------

Wound care                                   $2,402,442       $2,004,129           $398,313       19.9%
Wound closure-fasteners                         313,738          335,979            (22,241)      (6.6%)
Skin care                                         1,382          (99,346)           100,728        -
                                             -----------      -----------          ---------

    Total                                    $2,717,562       $2,240,762           $476,800       21.3%
                                             ===========      ===========          =========

        Company net sales increased $452,463, or 6.5%, to $7,386,681 in 2006 from $6,934,218 in 2005. Canadian net sales decreased $1,300,901, or 30.4%, to $2,983,844 in 2006 from $4,284,745 in 2005. This decrease was driven by the non-recurrence of an estimated $1,840,000 sales benefit related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter 2005, partially offset by favorable exchange of $476,627 associated with a 10.0% strengthening of the Canadian dollar and organic growth of $62,472, or 2.6%. U.S. net sales increased $1,753,364, or 66.2%, to $4,402,837 in 2006 from $2,649,473 in 2005. The increase was driven by the addition of incremental Western Medical sales of $1,256,575 coupled with continued growth of the private label business partially offset by the continued decline in skin care sales due to competitive pressure. Excluding Western Medical sales, U.S. sales were up $496,789, or 18.8%.

        Company gross profit increased $476,800, or 21.3%, to $2,717,562 in 2006 from $2,240,762 in 2005. Company gross profit margin percentage increased to 36.8% in 2006 from 32.3% in 2005. Canadian gross profit decreased $285,482, or 20.2%, to $1,128,770 in 2006 from $1,414,252 in 2005. Canadian gross profit margin increased to 37.8% in 2006 from 33.0% in 2005. The decrease in Canadian 2006 gross profit dollars was driven by the non-recurrence of an estimated $600,000 margin benefit related to the one-time sale of inventory to fill the new

Index

Canadian distributor’s pipeline in the second quarter 2005. This adverse impact was partially offset by improving margin dollars and percentage on the continuing business reflecting the combined impact of higher sales, continuing improvement in manufacturing performance, higher unit volume flow through the Toronto plant and the benefit of lower negotiated basic wound care costs. U.S. gross profit increased $762,282, or 92.2%, to $1,588,792 in 2006 from $826,510 in 2005. Gross profit margin increased to 36.1% in 2006 from 31.2% in 2005. The improvement in U.S. gross margin dollars and margin percentage reflects the combined impact of higher sales, favorable product mix and the benefit of lower product costs from Canada and third party skin care product costs associated with outsourcing the line in the third quarter 2005. The non-recurrence of a $98,000 charge taken in the second quarter 2005 to close the skin care manufacturing facility also contributed. Excluding Western Medical gross profit, U.S. gross profit was up $237,694, or 28.8%, and the gross profit margin percentage would have been 33.8%.

        Wound care sales increased $578,959, or 9.9%, to $6,459,312 in 2006 from $5,880,353 in 2005. The increase is attributable to an advanced wound care sales increase of $603,848, or 51.2%. This increase was principally driven by continued growth of the Company’s private label sales. Basic wound care sales decreased $24,889, or 0.5%. This essentially flat performance reflects the non-recurrence of the one-time benefit of $1,840,000 related to implementation of the exclusive distribution agreement in Canada in the second quarter 2005, offset by incremental Western Medical sales of $1,256,575 coupled with incremental Canadian basic wound care sales of $539,099, or 22.1%, on its continuing business comprised of favorable exchange of $476,627, or 19.5%, and growth of $62,472, or 2.6%, and modest U.S. sales growth of $19,437, or 4.7%.

        Wound care gross profit increased $398,313, or 19.9%, to $2,402,442 in 2006 from $2,004,129 in 2005. The gross profit margin percentage increased to 37.2% in 2006 from 34.1% in 2005. The margin dollar increase and improved gross margin percentage reflects the increase in sales and the flow through of lower products costs as a result of continued improvement in the Toronto manufacturing operations and the benefit of lower basic wound care and silver product purchase prices, partially offset by the non-recurrence of an estimated $600,000 margin benefit related to the one-time sale of inventory to fill the new Canadian distributor’s pipeline in the second quarter 2005.

        Wound closure-fastener sales decreased $34,640, or 5.2%, to $635,333 in 2006 from $669,973 in 2005. The non-recurrence of approximately $11,000 in residual sales of certain catheter fasteners in 2005 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 and a slight softening of demand for the continuing products is responsible for the decrease.

        Wound closure-fastener gross profit decreased $22,241, or 6.6%, to $313,738 in 2006 from $335,979 in 2005. The gross profit margin percentage decreased to 49.4% in 2006 from 50.1% in 2005. The decrease in margin dollars reflects the lower sales and margin deterioration. The margin deterioration is due principally to the combined impact of pricing pressure and higher product costs.

        Skin care sales decreased $91,856, or 23.9%, to $292,036 in 2006 from $383,892 in 2005 due to continuing competitive pressure. Skin care gross profit improved $100,728 to $1,382 in 2006 from a negative $99,346 in 2005. The main driver for the margin improvement is the non-recurrence of the one-time closure costs of $98,000 recorded in the second quarter 2005. The elimination of most of the fixed overhead associated with the former skin care manufacturing facility that was closed in August 2005 and outsourcing production to lower cost third parties have allowed the business to operate at essentially break even while the sales continue to decline.

Operating Expense

        The following table highlights June 30, 2006 versus 2005 operating expenses by type:

                                              Three Months Ended June 30,
                                              ---------------------------
                                                 2006             2005                  Variance
                                                 ----             ----             --------------------

Distribution                                 $  452,165       $   428,530          $  23,635       5.5%
Marketing                                       127,553           128,507               (954)     (0.0%)
Sales                                           550,150           476,958             73,192      15.4%
General administrative                        1,124,844           934,317            190,527      20.4%
                                             -----------      -----------          ---------

    Total                                    $2,254,712        $1,968,312           $286,400      14.6%
                                             ===========      ===========          =========

Index

        Operating expense increased $286,400, or 14.6%, to $2,254,712 in 2006 from $1,968,312 in 2005 including an increase of $83,886, or 4.3%, attributable to exchange associated with a 10.0% strengthening of the Canadian dollar.

        Distribution expense increased $23,635, or 5.5%, in 2006 versus 2005. Expenses in Canada increased $7,315 (including $33,334 expense related to exchange) while expenses in the U.S decreased $16,320. Excluding foreign exchange, distribution expense in Canada decreased $26,019, or 8.5%, due principally to the non-recurrence of transition related costs associated with implementation of the new exclusive third party distribution agreement in the second quarter 2005. The U.S. increase was attributable to incremental one-time Western Medical related transition and integration costs, partially offset by the elimination of compensation related occupancy costs in the third quarter 2005 in connection with the closure of the skin care manufacturing facility in August 2005.

        Marketing expense decreased $954 to $127,553 in 2006 versus $128,507 in 2005. The decrease reflects lower literature related promotion expense in 2006 (which was a 2005 focus), for the most part offset by higher compensation, travel and product development expenses.

        Sales expense increased $73,192, or 15.4%, in 2006 versus 2005. Expenses in Canada decreased $11,091 (including $16,898 expense related to exchange) while expenses in the U.S. increased $84,283. Excluding foreign exchange, sales expense in Canada decreased $27,989, or 18.2%, due principally to the cost saving initiatives implemented in 2005 in connection with implementation of the new exclusive third party distribution agreement, partially offset by a higher level of sales support activities to expand market visibility and improve contract compliance. The U.S. increase was attributable to incremental fees and expenses of approximately $41,000 to hire a consulting firm to assist in the integration of the Western Medical business into the Company and higher compensation and commissions associated with hiring two new sales representatives (one replacement and one new position) in the third quarter 2005, partially offset by lower recruiting and sample expenses.

        General administrative expense increased $190,527, or 20.4%, in 2006 versus 2005. Expenses in Canada decreased $31,087 (including $33,654 expense related to exchange) while expenses in the U.S. increased $221,614. Excluding foreign exchange, general administrative expense in Canada decreased $64,741, or 21.0%, due principally to cost savings initiatives implemented in 2005 and the non-recurrence of transition related expenses associated with the new exclusive third party distribution agreement and lower accounting, recruiting and travel costs, partially offset by higher compensation and bonus expenses. The U.S. increase of $221,614 principally reflects incremental intangible asset amortization expense of $90,000 related to the Western Medical acquisition, board of director related equity based compensation expense of approximately $46,000, one-time Western Medical transition costs of approximately $37,000 together with higher compensation, consulting, bad debt and compensation charge for employee stock options, partially offset by lower information technology and insurance costs.

Interest Expense

        Interest expense increased $14,876, or 15.6%, to $110,145 in 2006 from $95,269 in 2005. Interest expense in Canada decreased $13,366 (net of $3,014 expense related to exchange) while interest expense in the U.S. increased $28,242. The decrease in Canada reflects lower outstanding line of credit and term loan balances in 2006 versus 2005 partially offset by higher interest rates. Canada’s outstanding line of credit balance was reduced to zero by the end of June 2005 through use of the one-time positive cash flow generated by implementation of the new distribution agreement. The U.S. increase is due to incremental term loan and promissory note interest related to the Western Medical acquisition in April 2006 coupled with higher overall line of credit interest rates. These increases were partially offset by lower outstanding line of credit balances due to improved U.S. cash flow and lower line of credit fees.

Other Expense

        Other expense increased $2,918 to $21,915 in 2006 from $18,977 in 2005.

Index

Income Taxes

        The Company did not record any income taxes in the three months ended June 30, 2006 or 2005 due to available net operating loss carry forwards.

Net Income

The Company generated net income of $330,790, or $0.02 per share basic and $0.01 per share diluted, in the three months ended June 30, 2006 compared to net income $158,184, $0.01 per share basic and diluted, in the three months ended June 30, 2005.

Index

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005.

Results of Operations

Overview

        The following table highlights the six months ended June 30, 2006 versus 2005 operating results:

                                               Six Months Ended June 30,
                                               -------------------------
                                                 2006             2005                  Variance
                                                 ----             ----           ----------------------

Gross Sales                                 $15,507,509      $13,447,268         $2,060,241       15.3%
Sales adjustments                            (2,363,914)      (1,619,603)          (744,311)      46.0%
                                            ------------     ------------        -----------

Net sales                                    13,143,595       11,827,665          1,315,930       11.1%
Cost of sales                                 8,234,032        8,116,059            117,973        1.5%
                                            ------------     ------------        -----------

Gross profit                                  4,909,563        3,711,606          1,197,957       32.3%
Gross profit percentage                            37.4%            31.4%
Operating expenses                            4,376,464        3,732,825            643,639       17.2%
Interest expense, net                           192,195          179,853             12,342        6.9%
Other income, net                               (47,606)        (146,204)            98,598       67.4%
                                             -----------     ------------        -----------

Total expenses                                4,521,053        3,766,474            754,579       20.0%
Income (loss) before income taxes               388,510          (54,868)           443,378        -

Provision for income taxes                         -                -                  -           -
                                            ------------     ------------        -----------

Net income (loss)                           $    388,510     $   (54,868)        $  443,378        -
                                            ============     ============        ===========

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

                                               Six Months Ended June 30,
                                               -------------------------
                                                 2006             2005
                                                 ----             ----

Gross Sales                                 $15,507,509      $13,447,268
                                            ------------     ------------

Trade rebates                                (2,247,933)      (1,495,734)
Medicaid rebates                                 (7,128)         (13,420)
Returns and allowances                          (30,564)         (38,494)
Cash discounts                                  (78,289)         (71,955)
                                            ------------     ------------

Total adjustments                            (2,363,914)      (1,619,603)
                                            ------------     ------------

Net sales                                   $13,143,595      $11,827,665
                                            ============     ============

        Trade rebates increased $752,199 in the first half 2006 versus 2005 due to the Company’s implementing an exclusive third party distribution agreement in the second quarter 2005 for its Canadian business, the continuing growth of rebate intensive U.S. private label sales and the addition of incremental rebates associated with the Western Medical business acquired in April 2006, partially offset by a decrease in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. Implementing the third party distribution agreement was responsible for $741,344 of the increase as the majority of the Canadian sales represent contract business subject to rebate. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were down period to period as 2005 first quarter activity

Index

was unusually high due to an increase in the level of shipping errors associated with upgrading the Company’s supply chain information technology systems. The increase in cash discounts reflects the growth of sales to larger customers that routinely take advantage of available discount terms.

Rebate Reserve Roll Forward

        A six month roll forward of the trade rebate accruals at June 30, 2006 and 2005 is outlined below:

                                               Six Months Ended June 30,
                                               -------------------------
                                                 2006             2005
                                                 ----             ----
Beginning balance - January 1st              $1,600,172      $   253,815
Rebates paid                                 (1,392,293)        (351,536)
Rebates accrued                               2,247,933        1,495,734
                                             -----------      -----------

Ending balance - June 30th                   $2,455,812       $1,398,013
                                             ===========      ===========

        The $855,640 increase in the first six months of 2006 trade rebate reserve reflects a $790,455 increase to the Canadian reserve due to a higher level of sales since its implementation in the second quarter 2005 and an adjustment to the reserve to reflect a change in the estimate used to calculate the rebate amount for certain products, lower rebates paid due to continuation of extended payment terms with one large customer and incremental reserve requirements associated with the Western Medical business acquired in April 2006, less a reduction of $72,300 due to a change in estimate to a prior period amount due. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $1,144,198 increase in the first six months of 2005 trade rebate reserve reflects a $972,068 incremental reserve associated with implementing the third party distribution agreement in Canada in the second quarter 2005 coupled with the continued growth of the rebate intensive U.S. private label business and lower rebates paid due to extended payment terms with two large customers.

Net Sales and Gross Margin

        The following table highlights the June 30, 2006 versus 2005 product line net sales and gross profit:

                                               Six Months Ended June 30,
                                               -------------------------
                                                 2006             2005                  Variance
                                                 ----             ----           ----------------------
Product Line Net Sales
----------------------

Wound care                                  $11,343,868      $ 9,751,483         $1,592,385       16.3%
Wound closure-fasteners                       1,228,570        1,298,272            (69,702)      (5.4%)
Skin care                                       571,157          777,910           (206,753)     (26.6%)
                                            ------------     ------------        -----------

    Total                                   $13,143,595      $11,827,665         $1,315,930       11.1%
                                            ============     ============        ===========

Product Line Gross Profit
-------------------------

Wound care                                  $ 4,303,893      $ 3,143,538         $1,160,355       36.9%
Wound closure-fasteners                         606,054          662,153            (56,099)      (8.5%)
Skin care                                          (384)         (94,085)            93,701       99.6%
                                            ------------     ------------        -----------

    Total                                   $ 4,909,563      $ 3,711,606         $1,197,957       32.3%
                                            ============     ============        ===========

        Company net sales increased $1,315,930, or 11.1%, to $13,143,595 in 2006 from $11,827,665 in 2005. Canadian net sales decreased $575,529, or 8.8%, to $5,995,344 in 2006 from $6,570,873 in 2005. This decrease was driven by the non-recurrence of an estimated $1,840,000 sales benefit related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter 2005, partially offset by growth of $678,841 and favorable exchange of $585,630 associated with a 8.2% strengthening of the Canadian dollar. U.S. net sales increased $1,891,459, or 36.0%, to $7,148,251 in 2006

Index

from $5,256,792 in 2005. The increase was driven by the addition of incremental Western Medical sales of $1,256,575 and with continued growth of the private label business, partially offset by the continued decline in skin care sales due to competitive pressure and softening demand for basic wound care products. Excluding Western Medical sales, U.S. sales were up $634,884, or 12.1%.

        Company gross profit increased $1,197,957, or 32.3%, to $4,909,563 in 2006 from $3,711,606 in 2005. Company gross profit margin percentage increased to 37.4% in 2006 from 31.4% in 2005. Canadian gross profit increased $301,078, or 15.0%, to $2,304,505 in 2006 from $2,003,427 in 2005. The Canadian gross profit margin increased to 38.4% in 2006 from 30.5% in 2005. The improvement in Canadian 2006 gross profit dollars and margin percentage reflects the combined impact of higher sales, continuing improvement in manufacturing performance, higher unit volume flow through the Company’s Canadian manufacturing operation and the benefit of lower negotiated basic wound care costs, partially offset by the non-recurrence of an estimated $600,000 margin benefit related to the one-time sale of inventory to fill the new Canadian distributor’s pipeline in the second quarter 2005. U.S. gross profit increased $896,879, or 52.5%, to $2,605,058 in 2006 from $1,708,179 in 2005. The gross profit margin percentage increased to 36.4% in 2006 from 32.5% in 2005. The improvement in U.S. gross margin dollars and margin percentage reflects the combined impact of higher sales, favorable product mix and the benefit of lower wound care product costs from Canada and third party skin care product costs associated with outsourcing the line in the third quarter 2005. Excluding Western Medical, gross profit was up $372,291, or 21.8%, and the gross profit margin percentage would have been 35.3%.

        Wound care sales increased $1,592,385, or 16.3%, to $11,343,868 in 2006 from $9,751,483 in 2005. The increase is attributable to an advanced wound care increase of $967,765, or 42.6%. This increase was principally driven by continued growth of the Company’s private label sales. Basic wound care sales increased $624,620, or 8.4%. This performance reflects incremental Western Medical sales of $1,256,575, incremental Canadian sales of $1,264,471, or 27.7%, on its continuing business comprised of favorable growth of $678,841, or 14.4%, and favorable exchange of $585,630, or 13.3%, partially offset by the non-recurrence of the one-time estimated benefit of $1,840,000 related to implementation of the exclusive distribution agreement in Canada in the second quarter 2005 and lower U.S. sales of $56,426. The U.S. sales performance reflects a softening of demand for these products.

        Wound care gross profit increased $1,160,355, or 36.9%, to $4,303,893 in 2006 from $3,143,538 in 2005. The gross profit margin percentage increased to 37.9% in 2006 from 32.2% in 2005. The margin dollar increase and improved gross margin percentage reflects the increase in sales and the flow through of lower product costs as a result of continued improvement in the Company’s Canadian manufacturing operation and the benefit of lower basic wound care and silver product purchase prices, partially offset by the non-recurrence of an estimated $600,000 margin benefit related to the one-time sale of inventory to fill the new Canadian distributor’s pipeline in the second quarter 2005.

        Wound closure-fastener sales decreased $69,702, or 5.4%, to $1,228,570 in 2006 from $1,298,272 in 2005. The non-recurrence of approximately $49,000 in residual sales of certain catheter fasteners in 2005 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 and a slight softening of demand for the continuing products is responsible for the decrease.

        Wound closure-fastener gross profit decreased $56,099, or 8.5%, to $606,054 in 2006 from $662,153 in 2005. The gross profit margin percentage decreased to 49.3% in 2006 from 51.0% in 2005. The decrease in margin dollars reflects the lower sales and margin deterioration. The gross margin percentage deterioration is due principally to the combined impact of pricing pressure and higher product costs.

        Skin care sales decreased $206,753, or 26.6%, to $571,157 in 2006 from $777,910 in 2005 due to continuing competitive pressure. Skin care gross profit improved $93,701 to a negative $384 in 2006 from a negative $94,085 in 2005. The main driver for the margin improvement is the non-recurrence of the one-time closure costs of $98,000 recorded in the second quarter 2005. The elimination of most of the fixed overhead associated with the former skin care manufacturing facility that closed in August 2005 and outsourcing production to lower cost third parties have allowed the business to operate at essentially break even while the sales continue to decline.

Index

Operating Expense

        The following table highlights June 30, 2006 versus 2005 operating expenses by type:

                                               Six Months Ended June 30,
                                               -------------------------
                                                 2006             2005                  Variance
                                                 ----             ----             --------------------

Distribution                                 $  868,583       $  777,032           $ 91,551       11.8%
Marketing                                       269,174          225,302             43,872       19.5%
Sales                                         1,055,572          932,172            123,400       13.2%
General administrative                        2,183,135        1,798,319            384,816       21.4%
                                             ----------       ----------           --------

    Total                                    $4,376,464       $3,732,825           $643,639       17.2%
                                             ==========       ==========           =========

        Operating expense increased $643,639, or 17.2%, to $4,376,464 in 2006 from $3,732,825 in 2005 including an increase of $115,728, or 3.1%, attributable to exchange associated with a 8.2% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $91,551, or 11.8%, in 2006 versus 2005. Expenses in Canada increased $95,250 (including $44,769 expense related to exchange) while expenses in the U.S decreased $3,699. Excluding foreign exchange, distribution expense in Canada increased $50,481, or 9.8%, due principally to higher distribution costs associated with higher sales based third party distribution fees and the corresponding increase in costs associated with a higher level of distributor sales in 2006 versus 2005. Partially offsetting this increase was the non-recurrence of transition related costs associated with implementation of the new exclusive third party distribution agreement in the second quarter 2005. The U.S. decrease was attributable to elimination of compensation related occupancy costs in the third quarter 2005 in connection with the closure of the skin care manufacturing facility in August 2005, partially offset by incremental one-time Western Medical related transition and integration costs in the second quarter 2006.

        Marketing expense increased $43,872, or 19.5%, in 2006 versus 2005. The increase was principally attributable to higher promotion and product development expense in support of the Company’s growth initiatives. Higher compensation (associated with an employee promotion) and travel, also contributed.

        Sales expense increased $123,400, or 13.2%, in 2006 versus 2005. Expenses in Canada increased $14,791 (including $23,210 expense related to exchange) while expenses in the U.S. increased $108,609. Excluding foreign exchange, sales expense in Canada decreased $8,419, or 3.1%, due principally to the cost savings initiatives implemented in 2005 and the non-recurrence of transition related costs associated with implementation of the new exclusive third party distribution agreement in the second quarter 2005. Partially offsetting these decreases were higher commission and operating expenses to expand sales support activities to improve market visibility and contract compliance. The U.S. increase was attributable to incremental fees and expenses of approximately $41,000 to hire a consulting firm to assist in the integration of the Western Medical business into the Company and higher compensation and commissions associated with hiring two new sales representatives (one replacement and one new position) in the third quarter 2005, partially offset by lower recruiting and sample expenses.

        General administrative expense increased $384,816, or 21.4%, in 2006 versus 2005. Expenses in Canada increased $99,427 (including $47,749 expense related to exchange) while expenses in the U.S. increased $285,389. Excluding foreign exchange, general administrative expense in Canada increased $51,678, or 9.4%. The increase in Canada reflects higher compensation, bonus and benefit costs, higher travel costs principally to China and in support of new private label business opportunities, employee stock option expense and higher audit and legal costs. Partially offsetting these increases were cost savings initiatives implemented in 2005 and the non-recurrence of transition related expenses associated with implementation of the new exclusive third party distribution agreement in the second quarter 2005. The U.S. increase of $285,389 principally reflects incremental intangible asset amortization expense of $90,000 related to the Western Medical acquisition, board of director related equity based compensation expense of $46,000 and one-time Western Medical transition costs of $37,000 together with higher audit, legal, bad debt, compensation charge for employee stock options, consulting and investor relations expenses. Partially offsetting these increases were lower recruiting, information technology and insurance expenses.

Index

Interest Expense

        Interest expense increased $12,342, or 6.9%, to $192,195 in 2006 from $179,853 in 2005. Interest expense in Canada decreased $33,103 (net of $5,183 expense related to exchange) while interest expense in the U.S. increased $45,445. The decrease in Canada reflects lower outstanding line of credit and term loan balances in 2006 versus 2005 partially offset by higher interest rates. Canada’s outstanding line of credit balance was reduced to zero by the end of June 2005 through use of the one-time positive cash flow generated by implementation of the new distribution agreement. The U.S. increase is due to incremental term loan and promissory note interest related to the Western Medical acquisition in April 2006 and higher line of credit fees and overall line of credit interest rates. These increases were partially offset by lower outstanding line of credit balances due to improved U.S. cash flow.

Other Income

        Other income decreased $98,598 to $47,606 in 2006 from $146,204 in 2005. The main driver for the decrease was the non-recurrence of a $164,300 gain recorded in the first quarter 2005 associated with a one-time distribution agreement upset fee, partially offset by the favorable settlement of a supplier liability of $64,971 in the first quarter 2006. Higher exchange and container demurrage expense, partially offset by higher profit sharing income and miscellaneous income in 2006, also contributed.

Income Taxes

        The Company did not record any provision for income taxes in the six months ended June 30, 2006 or 2005 due to available net operating loss carry forwards.

Net Income (Loss)

        The Company generated net income of $388,510, or $0.02 per share basic and diluted, in the six months ended June 30, 2006 compared to net loss of $54,868, or $0.00 per share basic and diluted, in the six months ended June 30, 2005.

Liquidity and Capital Resources

Operational Overview

        Net sales increased 11.1% (5.0% adjusted for foreign exchange) in the first six months 2006 over 2005. This growth was driven by a sales increase in the U.S. of 36.0%, partially offset by a decrease in Canadian sales of 8.8% (17.7% adjusted for foreign exchange). Sales growth in the U.S. was driven by the addition of incremental sales of $1,256,575 associated with the Western Medical acquisition in April 2006 and the continued growth of the private label business. In addition, with the exception of skin care sales, overall U.S. core product sales have remained relatively stable period to period with strength in some areas offsetting softness in others. Skin care sales continue to deteriorate in the face of significant competitive pressure. Excluding the incremental Western Medical sales, U.S. sales growth was 12.1%. Adjusted for the non-recurrence of an estimated $1,840,000 sales benefit related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter 2005, sales in Canada have met expectations, increasing 26.7% (14.3% adjusted for foreign exchange) as the Company has continued to focus on contract compliance, exploring opportunities in other market segments (other than its traditional strength in the acute care segment) and working closely with its new exclusive distributor to capitalize on sales growth opportunities presented by this new relationship.

        As expected, the Company continues to realize the benefit of its ongoing manufacturing and sourcing initiatives. Incremental unit volume throughput associated with commencement of manufacturing for several new private label customers is contributing to improved efficiencies in the Company’s Canadian manufacturing operation. Notwithstanding the impact of sales pricing and mix on margins, the Company has realized a significant improvement in gross profit dollars and margin percentage in 2006 stemming from lower product costs.

        Operating expenses increased 17.2% (14.1% adjusted for foreign exchange) in the first six months 2006 over 2005. The increase is attributable to incremental Western Medical costs (intangible asset amortization, planned

Index

sales and marketing and one-time integration expenses), non-cash equity based compensation expense commencing in 2006 and planned increases in marketing and sales expenses in support of the Company’s growth initiatives. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        Excluding a goodwill impairment charge in the fourth quarter 2005, the Company has reported profitability in its last five quarters. With the addition of the Western Medical sales, continued Canadian sales improvement and the expected growth of the private label business in the U.S. coupled with ongoing manufacturing cost reduction initiatives and operating expense management, the Company anticipates to continue this trend going forward.

Acquisition of Western Medical

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables and the business of Western Medical for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. In addition, the Company anticipates incurring transaction expenses totaling $860,000 related to the purchase of which $662,691 had been paid or accrued as of June 30, 2006. The purchased assets consist of trade receivables, inventory, equipment and certain identifiable intangibles. To fund the purchase, the company raised $5,822,637 (net of $549,599 in commissions and other offering expenses) from the private sale of 2,655,098 units at $2.40 per unit each unit consisting of four shares of common stock and one five-year warrant to purchase one share of common stock at $1.00 per share. In addition, the placement agent for the units received 754,806 five-year warrants each to purchase one share of common stock at $0.72 per share. The Company also received $1,000,000 in cash from a new three-year term loan that bears interest at prime plus 5% from its U.S. lender through an amendment to its existing three-year revolving credit facility. The amendment amends and restates various loan covenants of the revolving credit facility and increases the revolving credit facility cap from $2,000,000 to $3,500,000. Estimated deferred financing costs of $72,000, of which $48,722 had been paid or accrued as of June 30, 2006, related to this financing are being amortized to interest expense over the three-year term of the amended credit facility.

        Western Medical was a privately held manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. In 2005, Western Medical reported audited sales of $6,684,160, gross profit of $2,664,997 and net income of $838,865. Western Medical’s product line is complementary to and will serve to expand the Company’s existing basic wound care line. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company expects to absorb Western Medical’s business within its existing operating infrastructure incurring only modest incremental cost increases. Both of these initiatives are expected to increase the contribution of the business going forward.

Cash Flow and Working Capital

        At June 30, 2006 and December 31, 2005, the Company had cash and cash equivalents on hand of $1,051,599 and $1,105,330, respectively. The $53,731 decrease principally represents a timing difference that results from net cash provided by operating activities of $430,960, net cash used in investing activities of $6,992,029, net cash provided by financing activities of $6,444,502 and cash provided as a result of exchange rate changes of $62,836. The timing difference relative to cash used by operating activities reflects receipt of a large Canadian receivable payment at month-end June 2006 and December 2005. Subject to lender and tax authority constraints surrounding the movement of cash between affiliated entities, the Company’s objective is to maintain minimum cash balances on hand while using available funds to pay down its outstanding line of credit balances.

        Net cash provided in operating activities of $430,960 stems from $1,637,285 cash provided from operations (net income plus non cash items) partially offset by $1,206,325 cash used from the net change in operating assets and liabilities (excluding estimated Western Medical operating assets and liabilities acquired as of the date of acquisition). Higher receivables and inventory, partially offset by an increase in accounts payable were the main drivers behind the net change in ongoing operating assets and liabilities. The increase in receivables principally reflects the increased level and timing (late in the second quarter) of new and existing private label sales. An increase in the level of core product sales also contributed. The increase in inventory reflects incremental investment in raw and packaging materials in support of two new private label customers and bringing the manufacture of the wound closure-fastener line of products in-house. The Company also made an investment in

Index

inventory during the first six months of 2006 to replenish low levels of third party sourced product and to better balance its inventory to improve customer service. The increase in payables principally reflects incremental transaction related expenses associated with the Western Medical acquisition and an increase in the level of inventory spending.

        Net cash used in investing activities of $6,992,029 reflects funds used for the acquisition of Western Medical consisting of the purchase price of $6,000,000 together with deferred business acquisition related expenses of $662,691. In addition, $329,338 was expended principally on purchases of equipment at the Company’s manufacturing operation in Canada to expand manufacturing capability in response to an increase in private label business and to bring the manufacture of the Company’s wound closure-fastener line of products in-house. Both of these initiatives are anticipated to generate an above average long term return on investment.

        Net cash provided in financing activities of $6,444,502 reflects cash received of $5,822,637, net of offering expenses from the private sale of common stock, together with loan proceeds of $1,000,000 from the Company’s U.S. lender in April 2006, partially offset by the Western Medical acquisition related deferred financing costs of $48,722 together with the use of available funds generated by ongoing operations to pay down the Company’s outstanding line of credit balance by $181,626 and make normally scheduled long-term debt repayments of $147,787.

        Working capital increased $1,595,551, or 47.6%, at June 30, 2006 to $4,950,344 from $3,354,793 at December 31, 2005. The increase is principally attributable to the net working capital acquired as part of the acquisition of Western Medical. Improving operating performance also contributed. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

        On April 18, 2006, the Company entered into an amended three-year revolving credit facility agreement with its U.S. lender for a maximum principal amount of $3,500,000. Maximum potential advances under the agreement at June 30, 2006 were $2,862,000. Advances outstanding against the line were $898,935 at June 30, 2006, leaving an additional $1,963,065 available for borrowing.

        In November 2005, the Company renewed its annual revolving credit facility agreement with its Canadian lender for a maximum principal amount of $717,000 ($800,000 Canadian). Maximum potential advances under the agreement at June 30, 2006 were $225,000. Advances outstanding against the agreement were zero at June 30, 2006, leaving an additional $225,000 available for borrowing.

        In addition, the Canadian lender has granted Derma Sciences Canada Inc. a $448,000 ($500,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.’s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. As of June 30, 2006, outstanding advances against the line was zero.

Prospective Assessment

        The Company’s objective is to continue to grow sales and gross profit in 2006. Beginning in 2005, the Company expanded its product development efforts. As a result of these efforts, the Company expects to launch two new products in late 2006 and additional new product launches are anticipated in 2007. The April 2006 acquisition of the Western Medical business is anticipated to have a positive impact on the Company’s U.S. business going forward. Growth of the Company’s private label business is anticipated to accelerate in 2006 as the existing business continues to grow and new customers are brought on board. Plans are in place to better leverage existing opportunities in the Company’s basic and advanced wound care lines in the U.S. by working more closely with several key existing and potential new customers to increase business. In Canada, the exclusive distribution agreement represents an opportunity for sales growth in the near future.

        The Company plans to build upon its recent success in the area of product cost savings. Higher throughput and improved operational efficiencies are expected to lower the Company’s overall internal cost of manufacturing

Index

going forward. Plans are in place to bring the manufacture of the Company’s wound closure-fastener line in-house during 2006 at a savings versus existing third party sourced product costs. The Company also anticipates realizing savings when it begins sterilizing its China sourced products in China in the second half of 2006. Subject to commodity driven cotton prices and foreign exchange changes, which are outside of the Company’s control, the Company anticipates continuing to building on its successful relationships in China to keep its basic wound care costs competitive.

        The Company believes its existing infrastructure is adequate to support its growth plans for the foreseeable future except in the area of information technology where the Company is presently is in the midst of a two to three year program to upgrade its capabilities. In addition, as a small business filer (as defined by the SEC), the Company is required to be in compliance with Sarbanes-Oxley regulations as of December 31, 2007. The Company is closely monitoring its requirements under Sarbanes-Oxley and expects to incur significant costs to comply beginning in the second half 2006 through the first quarter 2008 with modest ongoing incremental cost thereafter. Steps will continue to be taken to monitor operating expenses and to limit spending in this area to that necessary to support existing operations.

        Going forward, capital expenditures will continue to be limited to those projects capable of generating an acceptable level of return and those necessary to support ongoing operations. The Company plans to continue to closely monitor inventory levels with the objective of properly balancing customer service requirements while minimizing its investment in inventory wherever possible. In the second half of 2006, the Company’s Canadian manufacturing operation is anticipating spending $500,000 to $700,000 for production equipment and related leasehold improvements. This spending will provide the Company with the capacity and capability to manufacture higher volumes of existing products, along with accommodating the introduction of new products. The Company anticipates funding this spending through internally generated cash flow or use of available lines of credit.

        The Company believes that available funds from expected improving operations and available lines of credit will be sufficient to satisfy the Company’s liquidity requirements through at least December 31, 2006. In addition, the Company will continue to evaluate external opportunities to leverage its core capabilities for growth.

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common stock is also traded on the Boston Stock Exchange under the symbol “DMS.” The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

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

        As of June 30, 2006, 16,293,032 shares of the Company’s common stock were issuable upon the conversion or exercise of outstanding convertible preferred stock, warrants and options and the vesting of restricted shares (“derivative securities”). The shares of common stock issuable upon conversion or exercise of derivative securities and the vesting of restricted shares are substantial compared to the 22,906,160 shares of common stock currently outstanding.

        Earnings per share relative to the Company’s common stock, as and when generated, will be calculated assuming the conversion, exercise and vesting of all dilutive derivative securities. Earnings per share of common stock would be substantially diluted by the existence of these derivative securities regardless of whether they are converted or exercised. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

Index

The Company has generated only nominal income and it cannot guarantee future profitability.

        The Company earned net income of $388,510 (unaudited) in the first six months of 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $909,104 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At June 30, 2006, the Company had an accumulated deficit of $13,506,624 (unaudited). Although the Company achieved profitability in the first six months of 2006, in 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2001 through 2005 and the first seven months of 2006 are set forth in the table below:

                                               Derma Sciences
                                        Trading Range - Common Stock

                           Year                     Low           High
                           ----                     ---           ----

                           2001                     $0.22         $0.80
                           2002                     $0.35         $0.85
                           2003                     $0.35         $2.30
                           2004                     $0.43         $1.90
                           2005                     $0.42         $0.78
                           2006(*)                  $0.45         $0.97
                           ___________________
                           (*) January 1 through July 31.

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors;
•	The loss of a major customer; and
•	Fluctuations in exchange rates.

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

Index

product development, commercialization or technological delays or difficulties, and trade, legal, social, financial and economic risks.

Critical Accounting Policies

        Estimates and assumptions are required in the determination of sales deductions for trade rebates, discounts and allowances. Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. For any individual estimate or assumption made by the Company, there may also be other reasonable estimates or assumptions. The Company believes, however, that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on the consolidated results of operations, financial position or cash flows for the periods presented. The Company’s most critical accounting policies are described below.

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

Goodwill

        At June 30, 2006, the Company had $3,773,102 of goodwill. The goodwill is comprised of $3,573,102 included in the wound care segment representing a preliminary estimate relating to the acquisition of Western Medical in April 2006. The remaining $200,000 balance relates to the 1998 Sunshine acquisition and is included within the skin care segment. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Stock-Based Compensation

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock

Index

options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company recognized stock-based employee compensation of $53,659 and $92,284 in the three and six months ended June 30, 2006, respectively, under SFAS 123R and $1,000 compensation under APB 25 in the three and six months ended June 30, 2005. Assuming compensation expense had been determined based on the fair value at the grant date for all awards to employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 and SFAS 123R, and amortized ratably over the vesting period, instead of the intrinsic value method under APB 25, the Company would have recorded compensation expense of $302,162 and $472,388 for the three and six months ended June 30, 2005, respectively.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have an effect on our financial condition or results of operations.

        In May 2005, the FASB issued FASB Statement 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 changes the requirements of the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted FAS 154 during the first quarter of 2006 and the adoption did not have a material effect on our financial condition or results of operations.

        Management is not aware of any recently issued accounting pronouncement that became effective during the six months ended June 30, 2006, or that will become effective in a subsequent period, that has had or is anticipated to have a material impact on the Company’s consolidated financial statements.

Index

Item 3.	CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended June 30, 2006, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II — Other Information

Item 1. Legal Proceedings

        None.

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

DERMA SCIENCES, INC.

Dated: August 14, 2006	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002