Form 10QSB/A
period 2006-06-30
DERMA SCIENCES, INC.
filed 2006-10-23
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

FORM 10-QSB/A

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

_________________

(*)     Item added by the present amendment.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of the Company was held on May 11, 2006. At the annual meeting, the following matters were submitted to a vote of the Company’s security holders with the results indicated:

        Proposal 1 – Election of Directors

        The following director-nominees, consisting of all director-nominees, were elected directors to serve as such for one year or until their successors have been elected and qualify: Edward J. Quilty, Stephen T. Wills, CPA, MST, Srini Conjeevaram, James T. O’Brien, Richard J. Keim, C. Richard Stafford, Esq., Robert G. Moussa and Bruce F. Wesson.

        Proposal 2 – Amendment to Stock Option Plan

        Shareholders approved the amendment of the Company’s stock option plan to increase the shares of common stock reserved for issuance upon exercise of options granted under the plan from 3,500,000 to 5,000,000. Details concerning the vote on proposal 2 are set forth below:

In favor	7,015,635
Against	551,060
Abstentions	11,630
Broker non-votes	2,319,383

        Proposal 3 – Adoption of Restricted Stock Plan

        Shareholders approved the adoption of the Company’s restricted stock plan and the reservation of 2,500,000 shares of common stock for issuance under the plan. Details concerning the vote on proposal 3 are set forth below:

In favor	7,034,371
Against	577,312
Abstentions	6,242
Broker non-votes	2,279,783

        Proposal 4 – Increase in Authorized Common Stock

        Shareholders approved the amendment of the Company’s articles of incorporation to increase the number of shares of common stock the Company is authorized to issue from 30,000,000 to 50,000,000. Details concerning the vote on proposal 4 are set forth below:

In favor	9,680,757
Against	210,035
Abstentions	6,916
Broker non-votes	0

      Proposal 5 – Ratification of Appointment of Independent Registered Public Accounting Firm

        Shareholders ratified the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006. Details concerning the vote on proposal 5 are set forth below:

In favor	9,809,512
Against	76,270
Abstentions	11,926
Broker non-votes	0

Index

        The Company solicited proxies relative to each of the foregoing proposals and, as to proposal 1, each director-nominee pursuant to Regulation 14A under the Securities Exchange Act of 1934. No proxies were solicited in opposition to any of the proposals.

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

DERMA SCIENCES, INC.

Dated: October 20, 2006	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002