Form 10QSB
period 2006-09-30
DERMA SCIENCES, INC.
filed 2006-11-13
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2006
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

   Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date: October 31, 2006	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 24,906,160

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

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS

Current Assets
Cash and cash equivalents	$ 1,088,778	$ 1,105,330
Accounts receivable, net	2,410,793	1,225,639
Inventories	4,455,229	3,868,663
Prepaid expenses and other current assets	285,193	210,288
Total current assets	8,239,993	6,409,920
Equipment and improvements, net	4,271,473	3,385,862
Goodwill	3,800,072	200,000
Other intangible assets, net	2,145,521	349,152
Other assets, net	256,202	250,312
Total Assets	$ 18,713,261	$ 10,595,246
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Line of credit borrowings	$ 471,752	$ 1,080,561
Current maturities of long-term debt	750,442	285,945
Accounts payable	1,454,682	1,197,062
Accrued expenses and other current liabilities	729,817	491,559
Total current liabilities	3,406,693	3,055,127
Long-term debt, net of current portion	721,681	388,473
Other long-term liabilities	108,577	99,982
Total Liabilities	4,236,951	3,543,582
Commitments
Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at September 30,
2006 and December 31, 2005 (liquidation preference of $4,210,231 at
September 30, 2006 and December 31, 2005)	22,804	22,804
Common stock, $.01 par value, 50,000,000 and 30,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively;
issued and outstanding: 24,906,160 shares at September 30, 2006 and
12,285,768 shares at December 31, 2005	249,062	122,858
Additional paid-in capital	27,222,847	19,905,059
Common stock subscription receivable	(1,000,000)	–
Accumulated other comprehensive income	1,108,027	896,077
Accumulated deficit	(13,126,430)	(13,895,134)
Total Shareholders' Equity	14,476,310	7,051,664
Total Liabilities and Shareholders' Equity	$ 18,713,261	$ 10,595,246

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended
	September 30,
	2006	2005
Net Sales	$ 7,876,307	$ 5,712,457
Cost of sales	4,959,232	3,750,384
Gross Profit	2,917,075	1,962,073
Operating expenses	2,389,818	1,831,780
Interest expense, net	106,505	75,929
Other expense, net	21,558	11,259
Total Expenses	2,517,881	1,918,968
Income before provision for income taxes	399,194	43,105
Provision for income taxes	19,000	–
Net Income	$ 380,194	$ 43,105
Income per common share - basic	$ 0.02	$ 0.00
Income per common share - diluted	$ 0.01	$ 0.00
Shares used in computing income per common share - basic	24,188,769	12,285,768
Shares used in computing income per common share - diluted	27,959,757	15,804,912

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Nine months ended
	September 30,
	2006	2005
Net sales	$ 21,019,902	$ 17,540,122
Cost of sales	13,193,264	11,866,443
Gross Profit	7,826,638	5,673,679
Operating expenses	6,766,282	5,564,605
Interest expense, net	298,700	255,782
Other income, net	(26,048)	(134,945)
Total Expenses	7,038,934	5,685,442
Income (loss) before provision for income taxes	787,704	(11,763)
Provision for income taxes	19,000	–
Net Income (Loss)	$ 768,704	$ (11,763)
Income (loss) per common share - basic	$ 0.04	$ 0.00
Income (loss) per common share - diluted	$ 0.03	$ 0.00
Shares used in computing income (loss) per common share - basic	19,136,921	12,193,816
Shares used in computing income (loss) per common share - diluted	22,880,812	12,193,816

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended
	September 30,
	2006	2005
Operating Activities
Net income (loss)	$ 768,704	$ (11,763)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation of equipment and improvements	445,770	376,994
Amortization of intangible assets	262,498	63,105
Amortization of deferred financing costs	64,536	53,791
Provision for rebates	499,189	1,200,909
Bad debt recoveries	(25,120)	–
Provision for inventory obsolescence	8,574	71,918
Deferred rent expense	6,615	30,575
Compensation charge for employee stock options	128,033	1,000
Compensation charge for restricted stock	18,158	–
Gain on settlement of accounts payable	(64,971)	–
Loss on disposal of equipment	24,469	14,927
Changes in operating assets and liabilities, net of amounts acquired from Western Medical asset purchase:
Accounts receivable	(1,198,519)	(269,664)
Inventories	679,668	995,571
Prepaid expenses and other current assets	(100,858)	(121,414)
Other assets	32,033	(131,031)
Accounts payable	(252,256)	(157,107)
Accrued expenses and other liabilities	216,105	(107,547)
Net cash provided by operating activities	1,512,628	2,010,264
Investing Activities
Acquisition of Western Medical, Inc. assets	(6,000,000)	–
Costs of acquiring Western Medical, Inc.	(758,866)	–
Purchases of equipment and improvements	(755,489)	(136,001)
Proceeds from sale of equipment	9,952	35,629
Net cash used in investing activities	(7,504,403)	(100,372)
Financing Activities
Loan proceeds	1,000,000	–
Net change in bank lines of credit	(608,809)	(1,433,934)
Deferred financing costs	(48,722)	(116,590)
Long-term debt repayments	(722,620)	(377,449)
Proceeds from issuance of stock, net of issuance costs	6,297,801	539,307
Net cash provided by (used in) financing activities	5,917,650	(1,388,666)
Effect of exchange rate changes on cash	57,573	56,487
Net (decrease) increase in cash and cash equivalents	(16,552)	577,713
Cash and cash equivalents
Beginning of period	1,105,330	46,508
End of period	$ 1,088,778	$ 624,221
Supplemental cash flow information:
Issuance of promissory note in connection with acquisition of Western
Medical, Inc. (see Note 2)	$ 500,000	–
Common stock subscription receivable (see Note 6)	$ 1,000,000	–

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

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

        Summary of Significant Accounting Policies:

        The accounting policies of the Company are unchanged from those disclosed in the Form 10-KSB with the exception of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) described below:

        Stock-Based Compensation – Effective January 1, 2006 the Company adopted SFAS 123R which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. SFAS 123R requires that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of September 30, 2006, the Company has not made that election.

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the nine months ended September 30, 2005 as the effect would be anti-dilutive.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Total dilutive shares that have or would have been used to compute diluted income per common share for the three and nine months ended September 30, 2006 and 2005 are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares
outstanding - basic	24,188,769	12,285,768	19,136,921	12,193,816
Dilutive shares attributable to:
Convertible preferred stock	2,280,407	2,280,407	2,280,407	–
Restricted common stock	175,000	–	91,026	–
Warrants	261,012	185,373	278,403	–
Stock options	1,054,569	1,053,364	1,094,055	–

Sub-total dilutive shares	3,770,988	3,519,144	3,743,891	–

Weighted average common
shares outstanding – diluted	27,959,757	15,804,912	22,880,812	12,193,816

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Stock options	2,161,155	2,059,655	2,161,155	2,059,655
Warrants	5,415,098	2,760,000	5,415,098	2,760,000

Total	7,576,253	4,819,655	7,576,253	4,819,655

        Reclassifications – Certain reclassifications have been made to prior year reported amounts to conform with the 2006 presentation.

2.     Acquisition of Western Medical, Inc.

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables and the business of Western Medical, Inc. (“Western Medical”) for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. In addition, the Company anticipates incurring a total of approximately $820,000 of transaction costs related to the purchase of which $808,243 had been paid or accrued as of September 30, 2006. The purchased assets consist of trade receivables, inventories, equipment and certain identifiable intangibles. To fund the purchase, the Company raised $5,814,999 (net of $557,237 in commissions and other offering expenses) from the private sale of 2,655,098 units (the “Units”) at $2.40 per Unit, each Unit consisting of four shares of common stock and one five-year warrant to purchase one share of common stock at $1.00 per share. In addition, the placement agent for the Units received 754,806 five-year warrants each to purchase one share of common stock at $0.72 per share. The Company also received $1,000,000 in cash from a new term loan that bears interest at prime plus 5% from its U.S. lender through an amendment to its existing three-year revolving credit facility.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Western Medical was a privately held manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. For 2005, Western Medical reported audited sales of $6,684,160, gross profit of $2,664,997 and net income of $838,865. Western Medical’s product line is complementary to and will serve to expand the Company’s existing basic wound care line. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company anticipates being able to absorb Western Medical’s business within its existing operating infrastructure. Both of these initiatives are anticipated to increase the contribution of the business going forward.

        The acquisition has been accounted for under the purchase method. Accordingly, the results of operation of Western Medical have been included in the consolidated financial statements commencing April 18, 2006. A preliminary allocation of the approximate purchase price is outlined below:

Purchase Price:
Cash paid	$6,000,000
Promissory note bearing interest at 12%	500,000
Estimated transaction costs	820,000

Total	$7,320,000

Allocation of Purchase Price:

Trade receivables	$461,000
Inventory	1,222,000
Equipment	484,000
Goodwill	3,600,000
Identifiable intangibles subject to amortization	2,120,000
Accounts payable	(567,000)

Total	$7,320,000

        The allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the unaudited condensed consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. A valuation study is presently being conducted to establish the fair market value of the assets, liabilities and the identifiable intangibles acquired. The identifiable intangible assets acquired consist primarily of customer lists, trademarks, non-compete agreements and product rights. Since the date of acquisition, the estimated identifiable intangibles have been amortized to general administrative expense assuming a useful life of five years. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on management’s ongoing evaluation and is expected to be completed prior to the Company’s 2006 year-end. Accordingly, the final allocation of the purchase price may differ significantly from the preliminary allocation and as such may have a significant impact on the amount of goodwill recorded and the Company’s future operating results.

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

Three Months Ended September 30, 2005

Revenues	$7,530,210

Net income	$343,329
Net income per common share:

Basic	$0.01
Diluted	$0.01

	Nine Months Ended September 30,
	2006	2005

Revenues	$22,820,435	$22,522,269

Net income	$977,657	$647,127
Net income per common share:

Basic	$0.04	$0.03
Diluted	$0.04	$0.03

        Based on the preliminary allocation of the purchase price, expected amortization of identifiable intangible assets for each year ended September 30, 2007 through September 30, 2012 is $424,000.

3.     Inventories

        Inventories include the following:

	September 30, 2006	December 31, 2005

Finished goods	$2,653,846	$2,516,114
Work in process	83,809	144,390
Packaging materials	677,747	398,463
Raw materials	1,039,827	809,696

Total inventories	$4,455,229	$3,868,663

4.     Line of Credit Borrowings

        Short-term borrowings include the following:

        U.S. Line of Credit

        In connection with the acquisition of Western Medical (see Note 2), the Company entered into an amended three-year revolving credit facility agreement (the “Agreement”) dated April 18, 2006. The amended Agreement provides for maximum borrowings of $3,500,000 with its U.S. lender. At September 30, 2006 and December 31, 2005, $471,752 and $1,080,561, respectively, were outstanding under the Agreement. Advances will be utilized to fund strategic initiatives and general working capital requirements.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        The Company may request advances under the Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.0%, but not less than 7.75% per annum. At September 30, 2006, the effective interest rate was 10.25%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $3,500,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Over the term of the Agreement, the Company has agreed to comply with certain financial covenants. As it pertains to the Company’s U.S. operations, cash collections may not be less than a defined amount each calendar month. In addition, at all times the Company’s cash on hand (including unused borrowing capacity under the Agreement) must not be less than $200,000. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Agreement. At September 30, 2006, the Company was not in compliance with its U.S. line of credit fixed charge ratio covenants due to planned capital spending in the Company's Canadian manufacturing facility and partial repayment of the U.S. term loan. The U.S. lender agreed to waive this covenant violation.

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

        Canadian Line of Credit

        In November 2005, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $716,000 ($800,000 Canadian) with its Canadian lender. The next annual review is expected to be completed in the fourth quarter of 2006. At September 30, 2006 and December 31, 2005, the outstanding balance under the Canadian Agreement was zero. Derma Sciences Canada Inc. may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $358,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at prime rate (as defined) plus 1.0%, or 7.0% for Canadian dollar advances and 9.75% for U.S. dollar denominated advances at September 30, 2006. Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

        Over the term of the Canadian Agreement, the Company has agreed to comply with a number of financial covenants governing minimum working capital, current ratios, tangible net worth, interest coverage, total indebtedness to tangible net worth and total indebtedness to adjusted pre-tax earnings. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $447,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default. At September 30, 2006, the Company was in compliance with its Canadian line of credit debt covenants.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

5.     Long-Term Debt

        Long-term debt includes the following:

	September 30, 2006	December 31, 2005

U.S. term loan	$ 500,000	–
Promissory note	500,000	–
Canadian term loan	370,243	$ 533,809
Capital lease obligations	101,880	140,609

Total debt	1,472,123	674,418

Less: current maturities	750,442	285,945

Long-term debt	$ 721,681	$ 388,473

        U.S. Term Loan

        In connection with the acquisition of Western Medical (see Note 2) in April 2006, the Company entered into a three-year term loan agreement for $1,000,000 with its U.S. lender. Interest on the outstanding principal balance is payable monthly in arrears at the prime rate (as defined) plus 5.0%, but not less than 7.75 % per annum. At September 30, 2006, the effective interest rate was 13.25%. The term loan is secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets and is subject to the same conditions applicable to the U.S. operating line of credit (see Note 4). Until such time as the term loan is fully repaid, the Company is obligated to apply annually its excess cash flow (as defined) and the proceeds from the sale of any assets or stock to prepay the term loan. Upon full repayment of the loan, the Company is obligated to pay the U.S. lender a termination fee of $10,000. The termination fee is being amortized to interest expense over the three-year term of the loan.

        Utilizing funds received from the sale of common stock (see Note 6 – Common Stock), on August 4, 2006 the Company accelerated the repayment of the U.S. term loan by making a payment of $500,000 (without penalty). The payment was applied as a permanent reduction in reverse order to the scheduled principal payments due under the terms of the loan. The balance of the loan is repayable commencing October 1, 2006 in 18 monthly installments of $27,777 with a final payment on March 1, 2008.

        Promissory Note

        In connection with the acquisition of Western Medical in April 2006, a portion of the purchase price was paid via a three-year unsecured promissory note issued to the seller. The principal amount of the promissory note, together with simple interest of 12%, is payable in 11 quarterly installments of interest only in the amount of $15,000 each and a final payment of accrued interest of $15,000 and the principal balance of $500,000 on April 18, 2009. The promissory note may be prepaid in part or in full at any time without penalty.

        Canadian Term Loan

        In connection with the acquisition of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with its Canadian lender. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 7.25% at September 30, 2006. The term loan is secured by all tangible and intangible assets of Derma Sciences Canada Inc. and is subject to the same conditions applicable to the Canadian operating line of credit (see Note 4).

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        In addition, the Canadian lender has granted Derma Sciences Canada Inc. a $447,000 ($500,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.‘s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. As of September 30, 2006, there were no outstanding advances against the line.

        Capital Lease Obligations

        The Company has three capital lease obligations for certain distribution and computer equipment totaling $101,880 as of September 30, 2006. The capital lease obligations bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

6.     Shareholders’ Equity

        Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at September 30, 2006. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at September 30, 2006. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at September 30, 2006. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at September 30, 2006. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

        Common Stock

        On May 11, 2006, the Company increased the number of authorized shares of common stock from 30,000,000 to 50,000,000.

        During the second and third quarters of 2006, the Company raised $5,814,999 (net of $557,237 in commission and other offering expenses) from a private offering of 2,655,098 units (10,620,392 shares in total) at $2.40 per unit, each unit consisting of four shares of the Company’s common stock and one five-year Series H warrant (2,655,098 warrants in total) to purchase one share of common stock at the price of $1.00. In addition, the placement agent received 754,806 five-year Series I warrants to purchase one share of common stock at $0.72. Total common shares outstanding increased from 12,285,768 before the transaction to 22,906,160 afterwards. The funds were used for the acquisition of certain assets of Western Medical.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        On August 3, 2006, the Company entered into an agreement to sell 2,000,000 shares of its common stock at $0.75 per share for a total sales price of $1,500,000 to an existing shareholder (the “Purchaser”). The Purchaser paid $500,000 on August 3, 2006 and shall pay the balance due of $1,000,000, together with interest thereon at the annual rate of 2.5%, not later than February 13, 2007. Through September 30, 2006, the Company has incurred $17,198 of expenses related to this offering. The balance due is secured by a promissory note issued to the Company by the Purchaser. During the period that there remains any principal or interest due the Company under the promissory note, the Purchaser shall be precluded from selling, transferring, pledging or otherwise alienating any shares of the common stock. Further, in the event all principal and interest due under the promissory note is not paid when due, the Company may, at its option, either enforce payment in accordance with the promissory note or cancel any and all shares of common stock for which payment has not been made.

        The $500,000 received on August 3, 2006 was used to pay down the U.S. term loan entered into in connection with the acquisition of Western Medical (see Note 5). At September 30, 2006, the note receivable for $1,000,000 was recorded as a reduction to shareholders’ equity on the balance sheet.

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

        At September 30, 2006, options to purchase 3,621,625 shares of the Company’s Common Stock at prices in the range of $0.37 to $5.00 per share were issued and outstanding under the Plan. In addition to options granted under the Plan, at September 30, 2006 there are 2,236,655 options granted outside the Plan that were not approved by shareholders.

        During the nine-month period ended September 30, 2006 and 2005, the Company issued stock options as outlined below:

	2006	2005
Number of stock options issued
First quarter	390,000	1,021,000
Second quarter	195,000	465,000
Third quarter	–	40,000

Total nine months ended September 30, 2006 and 2005	585,000	1,526,000

Weighted-average exercise price
First quarter	$0.70	$0.50
Second quarter	$0.83	$0.42
Third quarter	–	$0.69
Nine months ended September 30, 2006 and 2005	$0.74	$0.48

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        For the nine-month period ended September 30, 2006 and 2005 the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the nine-month period ended September 30, 2006 and 2005 were as follows:

	2006	2005
Risk-free interest rate
First quarter	4.60%	4.25%
Second quarter	5.10%	3.90%
Third quarter	–	3.90%
Volatility factor
First quarter	.675	1.376
Second quarter	.662	1.353
Third quarter	–	1.326
Dividend yield	0%	0%
Expected option life (years)	8.5	5
Contractual life (years)	10	10

        The risk-free rate utilized represents the five-year U.S. Treasury rate which approximates the risk-free rate for the expected option life at the time of grant. The volatility factor is calculated based on the twenty-four month-end closing prices of the Company’s common stock preceding the month of stock option grant. The twenty-four month time period was selected since management believes it is representative of the Company’s expected volatility. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience, on January 1, 2006 the Company adopted a stock option expected life of 8.5 years and a 1% forfeiture rate.

        A summary of option activity as of September 30, 2006, and changes during the nine months then ended, is presented below:

Option Activity by Quarter	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	5,773,280	$0.92
Granted	390,000	$0.70

Outstanding at March 31, 2006	6,163,280	$0.90

Granted	195,000	$0.83

Outstanding at June 30, 2006	6,358,280

Granted	–
Expired	(500,000)

Outstanding at September 30, 2006	5,858,280	$0.94	6.6	$1,125,178

Exercisable at September 30, 2006	5,464,530	$0.95	6.4	$1,097,803

        For the three and nine months ended September 30, 2006, no income tax benefit was recognized related to stock option activity.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        The weighted-average grant-date fair value of options granted during the three months ended September 30, 2005 was $0.59 per share. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 were $0.53 and $0.42 per share, respectively.

        During the three and nine months ended September 30, 2006, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Cost of sales	$ 3,398	$ 11,242
Distribution	1,330	2,049
Sales	3,610	14,308
General and administrative	27,411	100,434

Total stock option compensation expense	$35,749	$128,033

        As of September 30, 2006, there was $166,919 of total unrecognized compensation cost related to nonvested share-based awards granted under the Plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 2.5 years.

        The Company’s net income (loss) and income (loss) per common share and pro forma net loss and loss per common share assuming compensation expense had been determined for the three and nine months ended September 30, 2005 based on the fair value at the grant date for all awards, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 and SFAS 123R, and amortized ratably over the vesting period, instead of the intrinsic value method under APB 25, are set forth below:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Net income (loss) as reported	$ 43,105	$ (11,763)
Pro forma compensation expense	(111,153)	(583,541)

Pro forma net loss	$ (68,048)	$(595,304)

Income (loss) per common share - basic
As reported	$0.00	$(0.00)
Pro forma	$(0.00)	$(0.05)

Income (loss) per common share - diluted
As reported	$0.00	$(0.00)
Pro forma	$(0.00)	$(0.05)

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Stock Purchase Warrants

        At September 30, 2006, the Company had warrants outstanding to purchase 7,479,345 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

F	1,309,441	$0.57	January 6, 2007
G	2,760,000	$1.05	December 31, 2008
H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011
Total	7,479,345

        In April, 2006, the Company issued 2,655,098 series H warrants and 754,806 series I warrants in conjunction with the acquisition of certain net assets of Western Medical (see Note 6 – Common Stock).

        Shares Reserved for Future Issuance

        At September 30, 2006, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	2,280,407
Common stock options outstanding	5,858,280
Common stock warrants outstanding (series F - I)	7,479,345
Restricted common stock grants	175,000

Total common stock shares reserved	15,793,032

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250. The fair market value of the grant is being recognized to compensation expense over the three year service period. For the three and nine months ended September 30, 2006, $12,105 and $18,158 was expensed, respectively.

        A summary of restricted common stock activity as of September 30, 2006, and the changes during the three and nine months then ended, is presented below:

Restricted Common Stock	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	0	0

Granted	175,000	$0.83

Nonvested at September 30, 2006	175,000	$0.83

        At September 30, 2006, the weighted-average remaining contractual term for the restricted common stock grant is 2.61 years.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

7.     Comprehensive Income

        The Company’s comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss) as reported	$ 380,194	$ 43,105	$768,704	$(11,763)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,434)	259,721	211,950	192,983

Comprehensive income	$ 372,760	$302,826	$980,654	$ 181,220

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

        Segment net sales and gross profit (loss) for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30, 2006

	Wound Care	Wound Closure- Fasteners	Skin Care	Other Costs	Total Company

Net sales	$6,958,654	$652,167	$265,486	–	$ 7,876,307

Gross profit	2,582,956	311,743	22,376	–	2,917,075
Total expenses	–	–	–	$(2,536,881)	(2,536,881)

Net income					$ 380,194

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2005

	Wound Care	Wound Closure- Fasteners	Skin Care	Other Costs	Total Company

Net sales	$4,684,049	$657,471	$370,937	–	$ 5,712,457

Gross profit	1,606,267	333,916	21,890	–	1,962,073
Total expenses	–	–	–	$(1,918,968)	(1,918,968)

Net income					$ 43,105

	Nine Months Ended September 30, 2006

	Wound Care	Wound Closure- Fasteners	Skin Care	Other Costs	Total Company

Net sales	$18,302,522	$1,880,737	$836,643	–	$ 21,019,902

Gross profit	6,886,849	917,797	21,992	–	7,826,638
Total expenses	–	–	–	$(7,057,934)	(7,057,934)

Net income					$ 768,704

	Nine Months Ended September 30, 2005

	Wound Care	Wound Closure- Fasteners	Skin Care	Other Costs	Total Company

Net sales	$ 14,435,532	$1,955,743	$ 1,148,847	–	$ 17,540,122

Gross profit (loss)	4,749,805	996,069	(72,195)	–	5,673,679
Total expenses	–	–	–	$(5,685,442)	(5,685,442)

Net income					$ (11,763)

        The following table presents net sales by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

United States	58%	46%	53%	42%
Canada	37%	51%	42%	54%
Other	5%	3%	5%	4%

        United States net sales for the three and nine months ended September 30, 2006 represent a higher percentage of total net sales compared with 2005 which is attributable to the April 2006 acquisition of the Western Medical business and the growth of the United States private label wound care business. Canada net sales for the three and nine months ended September 30, 2005 represent a higher percentage of total net sales compared with 2006 as a result of the one-time estimated benefit of $1,840,000 related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for the Company’s Canadian subsidiary in the second quarter 2005.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        For the nine months ended September 30, 2006, the Company has a major U.S. customer comprising 18% of U.S. sales. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor.

9.     Income Taxes

        The Company recorded a $19,000 provision for income taxes in the third quarter 2006 principally related to estimated federal alternative minimum taxes payable associated with operating results for the nine months ended September 30, 2006.

        The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company’s ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at September 30, 2006 and December 31, 2005 since there is uncertainty as to the recoverability of the deferred tax asset.

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2005.

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

        The following table highlights the quarters ended September 30, 2006 versus 2005 operating results:

	Quarter Ended September 30,
	2006	2005	Variance

Gross Sales	$ 9,192,908	$ 6,825,971	$ 2,366,937	34.7%
Sales adjustments	(1,316,601)	(1,113,514)	(203,087)	18.2%

Net sales	7,876,307	5,712,457	2,163,850	37.9%
Cost of sales	4,959,232	3,750,384	1,208,848	32.2%

Gross profit	2,917,075	1,962,073	955,002	48.7%
Gross profit percentage	37.0%	34.4%
Operating expenses	2,389,818	1,831,780	558,038	30.5%
Interest expense, net	106,505	75,929	30,576	40.3%
Other expense, net	21,558	11,259	10,299	91.5%

Total expenses	2,517,881	1,918,968	598,913	31.2%
Income before income taxes	399,194	43,105	356,089	826.1%

Provision for income taxes	19,000	–	19,000	–

Net income	$ 380,194	$ 43,105	$ 337,089	782.0%

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at September 30, 2006, the trade rebate reserve would be overstated by approximately $250,000. If the normal rebate cycle were one month greater than estimated at September 30, 2006, the trade rebate reserve would be understated by approximately $500,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        Gross to net sales adjustments comprise the following:

	Quarter Ended September 30,
	2006	2005

Gross Sales	$ 9,192,908	$ 6,825,971

Trade rebates	(1,250,287)	(1,053,717)
Medicaid rebates	(2,562)	(8,717)
Returns and allowances	(8,318)	(11,640)
Cash discounts	(55,434)	(39,440)

Total adjustments	(1,316,601)	(1,113,514)

Net sales	$ 7,876,307	$ 5,712,457

        Trade rebates increased in the third quarter 2006 versus 2005 due to the continuing growth of rebate intensive U.S. private label sales and the addition of incremental rebates associated with the Western Medical business acquired in April 2006 partially offset by a decrease in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were comparable period-to-period and on balance reflect a normal level of activity. The increase in cash discounts reflects the growth of sales while discounts as a percentage of sales remained relatively constant.

Rebate Reserve Roll Forward

        A quarterly roll forward of the trade rebate accruals at September 30, 2006 and 2005 is outlined below:

	Quarter Ended September 30,
	2006	2005

Beginning balance - July 1st	$ 2,455,812	$ 1,398,013
Rebates paid	(1,544,160)	(966,349)
Rebates accrued	1,250,287	1,053,717

Ending balance - September 30th	$ 2,161,939	$ 1,485,381

        The $293,873 decrease in the third quarter 2006 trade rebate reserve principally reflects scheduled annual U.S. private label rebate payments of $325,000, lower Canadian rebate related sales resulting in lower rebates and an improvement in the transition related timeliness of Western Medical rebate payments due since the acquisition in April 2006 partially offset by an increase in the level of rebate related U.S. private label and Western Medical sales. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $87,368 increase in the third quarter 2005 trade rebate reserve reflects an increase in the Canada reserve (first recorded in the second quarter 2005 in connection with the commencement of the exclusive third party distribution agreement) due to higher rebate related sales levels coupled with higher rebate intensive U.S. private label sales partially offset by scheduled annual U.S. private label rebate payments.

Index

Net Sales and Gross Margin

        The following table highlights the September 30, 2006 versus 2005 product line net sales and gross profit:

	Quarter Ended September 30,
	2006	2005	Variance

Product Line Net Sales

Wound care	$6,958,654	$4,684,049	$ 2,274,605	48.6%
Wound closure-fasteners	652,167	657,471	(5,304)	(0.8%	)
Skin care	265,486	370,937	(105,451)	(28.4%	)

Total	$7,876,307	$5,712,457	$ 2,163,850	37.9%

Product Line Gross Profit

Wound care	$2,582,956	$1,606,267	$ 976,689	60.8%
Wound closure-fasteners	311,743	333,916	(22,173)	(6.6%	)
Skin care	22,376	21,890	486	2.2%

Total	$2,917,075	$1,962,073	$ 955,002	48.7%

        Company net sales increased $2,163,850, or 37.9%, to $7,876,307 in 2006 from $5,712,457 in 2005. Canadian net sales increased $8,797, or 0.3%, to $2,905,646 in 2006 from $2,896,849 in 2005. This increase was driven by favorable exchange of $203,089, or 7.0% associated with a 6.6% strengthening of the Canadian dollar partially offset by lower sales of $194,292, or 6.7%. The sales decline is principally attributable to inventory adjustments on the part of the Company’s exclusive Canadian distributor and lower private label sales to the Canadian distributor. In-market sales as measured by sales of the Company’s products reported by the distributor were up slightly. U.S. net sales increased $2,155,053, or 76.5%, to $4,970,661 in 2006 from $2,815,608 in 2005. The increase was driven by the addition of incremental Western Medical sales of $1,857,746 coupled with continued growth of the private label business partially offset by the continued decline in skin care sales due to competitive pressure. Excluding Western Medical sales, U.S. sales were up $297,307, or 10.6%.

        Company gross profit increased $955,002, or 48.7% to $2,917,075 in 2006 from $1,962,073 in 2005. Company gross profit margin percentage increased to 37.0% in 2006 from 34.4% in 2005. Canadian gross profit increased $190,876, or 20.0%, to $1,143,878 in 2006 from $953,002 in 2005. Canadian gross profit margin increased to 39.4% in 2006 from 32.9% in 2005. The increase in Canadian 2006 gross profit dollars was driven by improving margin dollars and percentage on the continuing business, reflecting the combined impact of favorable exchange, continuing improvement in manufacturing performance, higher unit volume throughput thru the Toronto plant and the benefit of lower negotiated basic wound care costs. U.S. gross profit increased $764,126, or 75.7%, to $1,773,197 in 2006 from $1,009,071 in 2005. Gross profit margins remained relatively flat at 35.7% in 2006 versus 35.8% in 2005. The improvement in U.S. gross margin dollars reflects the combined impact of higher sales, lower product costs from Canada and third party skin care product costs associated with outsourcing the line in the third quarter 2005. The slight change in gross margin percentage reflects the mitigating impact of incremental higher margined Western Medical sales and the aforementioned product cost savings offset by increasing lower margined private label sales and lower sales of the Company’s higher margined Dermagran and silver wound care products. Excluding Western Medical gross profit contribution, U.S. gross profit was down $31,722, or 3.1% and the gross profit margin percentage would have been 31.4%. The decrease in gross margin excluding Western Medical reflects an unfavorable sales mix driven by increasing sales of lower margined private label products.

Index

        Wound care sales increased $2,274,605, or 48.6%, to $6,958,654 in 2006 from $4,684,049 in 2005. The increase was driven by a $1,823,358, or 54.0% increase in basic wound care sales and a $451,246, or 34.6% increase in advanced wound care sales. Incremental Western Medical sales of $1,857,746 and Canada sales of $8,797 (comprised of favorable exchange of $203,089 partially offset by erosion of $194,292) and U.S. erosion of $43,185, or 9.0% were responsible for the net increase in basic wound care sales. The advanced wound care sales increase was principally driven by continued growth of the Company’s private label sales partially offset by softer demand for the Company’s Dermagran and silver wound care products.

        Wound care gross profit increased $976,689, or 60.8%, to $2,582,956 in 2006 from $1,606,267 in 2005. The gross profit margin percentage increased to 37.1% in 2006 from 34.3% in 2005. The margin dollar increase and improved gross margin percentage reflects the increase in sales, inclusion of higher than Company average Western Medical sales and the flow through of lower product costs as a result of continued improvement in the Toronto manufacturing operations and the benefit of lower basic wound care and silver product purchase prices.

        Wound closure-fastener sales decreased $5,304, or 0.8%, to $652,167 in 2006 from $657,471 in 2005. The non-recurrence of approximately $11,700 in residual sales of certain catheter fasteners in 2005 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 partially offset by a modest increase in demand for the continuing products is responsible for the slight decrease.

        Wound closure-fastener gross profit decreased $22,173, or 6.6%, to $311,743 in 2006 from $333,916 in 2005. The gross profit margin percentage decreased to 47.8% in 2006 from 50.8% in 2005. The decrease in margin dollars reflects the lower sales and margin deterioration. The margin deterioration is due principally to the combined impact of pricing pressure and higher product costs.

        Skin care sales decreased $105,451, or 28.4%, to $265,486 in 2006 from $370,937 in 2005 due to continuing competitive pressure. Skin care gross profit improved $486 to $22,376 in 2006 from $21,890 in 2005. The gross margin percentage increased to 8.4% in 2006 from 5.9% in 2005. Elimination of most of the fixed overhead associated with the former skin care manufacturing facility that was closed in August 2005 and outsourcing production to lower cost third parties have allowed the business to operate at slightly above break even while the sales continue to decline.

Operating Expense

        The following table highlights September 30, 2006 versus 2005 operating expenses by type:

	Quarter Ended September 30,
	2006	2005	Variance

Distribution	$ 470,918	$ 389,807	$ 81,111	20.8%
Marketing	122,224	90,700	31,524	34.8%
Sales	520,121	458,569	61,552	13.4%
General administrative	1,276,555	892,704	383,851	43.0%

Total	$2,389,818	$1,831,780	$558,038	30.5%

        Operating expense increased $558,038, or 30.5%, to $2,389,818 in 2006 from $1,831,780 in 2005 including an increase of $45,393, or 2.5%, attributable to exchange associated with a 6.6% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $81,111, or 20.8%, in 2006 versus 2005. Expenses in Canada increased $65,012 (including $18,762 expense related to exchange) while expenses in the U.S increased $16,099. Excluding foreign exchange, distribution expense in Canada increased $46,250, or 17.6% due principally to higher distribution fees associated with higher sales and rates in 2006 versus 2005. The U.S. increase was attributable to incremental ongoing personnel and supply costs associated with integrating Western Medical into the U.S. distribution operation and other one-time Western Medical related transition costs.

        Marketing expense increased $31,524, or 34.8% in 2006 versus 2005. The increase reflects higher compensation (due to a promotion), and travel and product development expenses in support of the Company’s expanded new product development initiatives.

Index

        Sales expense increased $61,552, or 13.4%, in 2006 versus 2005. Sales expense in Canada increased $33,835 (including $6,801 expense related to exchange) while expenses in the U.S. increased $27,717. Excluding foreign exchange, sales expense in Canada increased $27,034, or 27.7% due to a higher level of sales support activities to expand market visibility and improve contract compliance. The U.S. increase was attributable to incremental consulting expenses of approximately $40,000 to assist in the integration of the Western Medical business into the Company, incremental ongoing personnel costs associated with integrating Western Medical into customer service operations and higher buying group administrative fees partially offset by lower sales representative compensation and travel costs due to an open position, sales commissions and the non-recurrence of recruiting expenses incurred in 2005.

        General administrative expense increased $383,851 or 43.0%, in 2006 versus 2005. Expenses in Canada decreased $20,367 (including $19,831 expense related to exchange) while expenses in the U.S. increased $404,218. Excluding foreign exchange, general administrative expense in Canada decreased $40,198, or 14.3%, due to lower compensation (eliminated a position in the third quarter 2005), employee benefits due to a true-up of the allocation amongst the various company cost centers, capital taxes due to a true up of the reserve together with lower audit and information technology expenses. These reductions were partially offset by incremental bonus, retirement and equity based compensation expenses. The U.S. increase of $404,218 principally reflects a bonus accrual of $188,000 attributable to improved Company financial performance, incremental intangible asset amortization expense of $91,000 related to the Western Medical acquisition, equity based compensation expense of approximately $21,000, one-time Western Medical transition costs of $17,000 together with higher salary and benefits, bad debt, accounting and consulting expenses, partially offset by lower information technology and insurance costs.

Interest Expense

        Interest expense increased $30,576, or 40.3%, to $106,505 in 2006 from $75,929 in 2005. Interest expense in Canada decreased $1,431 (net of $1,040 expense related to exchange) while interest expense in the U.S. increased $32,007. The decrease in Canada reflects lower term loan balances in 2006 versus 2005 partially offset by higher interest rates. Canada’s outstanding line of credit balance was reduced to zero by the end of June 2005 through use of the one-time positive cash flow generated by implementation of the new distribution agreement. The U.S. increase is due to incremental term loan and promissory note interest and fees related to the Western Medical acquisition in April 2006. These increases were partially offset by lower line of credit interest (despite higher interest rates) due to lower outstanding average balances due to improved U.S. cash flow in 2006.

Other Income/Expense

        Other expense increased $10,299 to $21,558 in 2006 from $11,259 in 2005. Losses on disposal of equipment and foreign exchange were the primary drivers of the increase.

Income Taxes

        The Company recorded a $19,000 provision for income taxes in the third quarter of 2006 relating to operating results for the nine months ended September 30, 2006. The provision principally reflects an estimate of federal alternative minimum taxes payable after utilization of available net operating loss carry forwards. No provision for income taxes was recorded in the three months ended September 30, 2005 due to year-to-date net operating losses and available net operating loss carry forwards.

Net Income

        The Company generated net income of $380,194, or $0.02 per share basic and $0.01 per share fully diluted, in the third quarter 2006 compared to net income $43,105, or $0.00 per share basic and $0.00 fully diluted, in the third quarter 2005.

Index

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005.

Results of Operations

Overview

        The following table highlights the nine months ended September 30, 2006 versus 2005 operating results:

	Nine Months Ended September 30,
	2006	2005	Variance

Gross Sales	$ 24,700,417	$ 20,273,239	$ 4,427,178	21.8%
Sales adjustments	(3,680,515)	(2,733,117)	(947,398)	34.7%

Net sales	21,019,902	17,540,122	3,479,780	19.8%
Cost of sales	13,193,264	11,866,443	1,326,821	11.2%

Gross profit	7,826,638	5,673,679	2,152,959	38.0%
Gross profit percentage	37.2%	32.4%
Operating expenses	6,766,282	5,564,605	1,201,677	21.6%
Interest expense, net	298,700	255,782	42,918	16.8%
Other income, net	(26,048)	(134,945)	108,897	(80.7%	)

Total expenses	7,038,934	5,685,442	1,353,492	23.8%
Income (loss) before income taxes	787,704	(11,763)	799,467	–

Provision for income taxes	19,000	–	19,000	–

Net income (loss)	$ 768,704	$ (11,763)	$ 780,467	–

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2006	2005

Gross Sales	$ 24,700,417	$ 20,273,239

Trade rebates	(3,498,220)	(2,549,451)
Medicaid rebates	(9,690)	(22,137)
Returns and allowances	(38,882)	(50,134)
Cash discounts	(133,723)	(111,395)

Total adjustments	(3,680,515)	(2,733,117)

Net sales	$ 21,019,902	$ 17,540,122

        Trade rebates increased $948,769 in the first nine months 2006 versus 2005 due to the Company’s implementing an exclusive third party distribution agreement in the second quarter 2005 for its Canadian business, the continuing growth of rebate intensive U.S. private label sales and the addition of incremental rebates associated with the Western Medical business acquired in April 2006, partially offset by a decrease in the level of sales subject to rebate (“contract business”) in other areas of the Company’s U.S. business. Implementing the third party distribution agreement was responsible for $849,767 of the increase as the majority of the Canadian sales represent contract business subject to rebate. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were down period to period as 2005 first quarter activity was unusually high due to an increase in the level of shipping errors associated with upgrading the Company’s supply chain information technology systems. The increase in cash discounts reflects the growth of sales while discounts as a percentage of sales remained relatively constant.

Index

Rebate Reserve Roll Forward

        A nine month roll forward of the trade rebate accruals at September 30, 2006 and 2005 is outlined below:

	Nine Months Ended September 30,
	2006	2005

Beginning balance - January 1st	$ 1,600,172	$ 253,815
Rebates paid	(2,936,453)	(1,317,885)
Rebates accrued	3,498,220	2,549,451

Ending balance - September 30th	$ 2,161,939	$ 1,485,381

        The $561,767 increase in the first nine months of 2006 trade rebate reserve reflects a $483,730 increase to the Canadian reserve due to an adjustment to the reserve to reflect a change in the underlying assumption used to calculate the rebate amount for certain products and a modest build up of the exclusive distributor’s inventory, lower rebates paid due to continuation of extended payment terms with one large customer and incremental reserve requirements associated with the Western Medical business acquired in April 2006. Partially offsetting these increases were scheduled annual U.S. private label rebate payments of $325,000 in the third quarter, a reduction of $72,300 due to a change in estimate to a prior period amount due and a decrease in the level of sales subject to rebate in other areas of the Company’s U.S. business. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $1,231,566 increase in the first nine months of 2005 trade rebate reserve reflects a $1,131,813 incremental reserve associated with implementing the third party distribution agreement in Canada in the second quarter 2005 coupled with the continued growth of the rebate intensive U.S. private label business and lower rebates paid due to extended payment terms with two large customers, partially offset by scheduled annual U.S. private label rebate payments.

        The ending balance consists of accrued rebates and third party deductions accrued by and paid by the Company that are recorded in accrued liabilities. The ending balance at September 30, 2006 and 2005 consist of the following:

	September 30,
	2006	2005

Accrued rebates	$1,999,516	$1,297,960
Third party deductions recorded	162,423	187,421
in accrued liabilities
Total	$2,161,939	$1,485,381

Index

Net Sales and Gross Margin

        The following table highlights the September 30, 2006 versus 2005 product line net sales and gross profit:

	Nine Months Ended September 30,
	2006	2005	Variance

Product Line Net Sales

Wound care	$18,302,522	$ 14,435,532	$ 3,866,990	26.8%
Wound closure-fasteners	1,880,737	1,955,743	(75,006)	(3.8%	)
Skin care	836,643	1,148,847	(312,204)	(27.2%	)

Total	$21,019,902	$ 17,540,122	$ 3,479,780	19.8%

Product Line Gross Profit

Wound care	$ 6,886,849	$ 4,749,805	$ 2,137,044	45.0%
Wound closure-fasteners	917,797	996,069	(78,272)	(7.9%	)
Skin care	21,992	(72,195)	94,187	130.5%

Total	$ 7,826,638	$ 5,673,679	$ 2,152,959	38.0%

        Company net sales increased $3,479,780, or 19.8%, to $21,019,902 in 2006 from $17,540,122 in 2005. Canadian net sales decreased $566,732, or 6.0%, to $8,900,990 in 2006 from $9,467,722 in 2005. This decrease was driven by the non-recurrence of an estimated $1,840,000 sales benefit related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter 2005, partially offset by growth of $475,563 and favorable exchange of $797,705 associated with a 7.5% strengthening of the Canadian dollar. U.S. net sales increased $4,046,512 or 49.9%, to $12,118,912 in 2006 from $8,072,400 in 2005. The increase was driven by the addition of incremental Western Medical sales of $3,114,321 coupled with continued growth of the private label business, partially offset by the continued decline in skin care sales due to competitive pressure and softening demand for basic wound care products. Excluding Western Medical sales, U.S. sales were up $922,191, or 11.4%.

        Company gross profit increased $2,152,959, or 38.0% to $7,826,638 in 2006 from $5,673,679 in 2005. Company gross profit margin percentage increased to 37.2% in 2006 from 32.4% in 2005. Canadian gross profit increased $491,954, or 16.6%, to $3,448,383 in 2006 from $2,956,459 in 2005. The Canadian gross profit margin increased to 38.7% in 2006 from 31.2% in 2005. The improvement in Canadian 2006 gross profit dollars and margin percentage reflects the combined impact of sales growth, favorable exchange, continuing improvement in manufacturing performance, higher unit volume throughput thru the Company’s Canadian manufacturing operation and the benefit of lower negotiated basic wound care costs, partially offset by the non-recurrence of an estimated $600,000 margin benefit related to the one-time sale of inventory to fill the new Canadian distributor’s pipeline in the second quarter 2005. U.S. gross profit increased $1,661,005, or 61.1%, to $4,378,255 in 2006 from $2,717,250 in 2005. The gross profit margin percentage increased to 36.1% in 2006 from 33.7% in 2005. The improvement in U.S. gross margin dollars and margin percentage reflects the combined impact of higher sales, favorable product mix and the benefit of lower wound care product costs from Canada and third party skin care product costs associated with outsourcing the line in the third quarter 2005. Excluding Western Medical, gross profit increased $340,569, or 12.5% and the gross profit margin percentage would have been 34.0%.

        Wound care sales increased $3,866,990, or 26.8%, to $18,302,522 in 2006 from $14,435,532 in 2005. The increase is attributable to an advanced wound care increase of $967,765, or 42.6%. This increase was principally driven by continued growth of the Company’s private label sales. Basic wound care sales increased $2,447,979, or 22.6%. This performance reflects incremental Western Medical sales of $3,114,321, incremental Canadian sales of $1,273,268, or 16.7% on its continuing business comprised of favorable growth of $475,563, or 6.2% and favorable exchange of $797,705, or 10.5%, partially offset by the non-recurrence of the one-time estimated benefit of $1,840,000 related to implementation of the exclusive distribution agreement in Canada in the second quarter 2005 and lower U.S. sales of $99,610. The U.S. sales performance reflects a softening of demand for these products. Advanced wound care sales increased $1,419,009, or 39.7% to $4,996,648 in 2006 from $3,577,639 in 2005. This increase was driven by continued growth of the U.S. private label sales.

Index

        Wound care gross profit increased $2,137,044, or 45.0%, to $6,886,849 in 2006 from $4,749,805 in 2005. The gross profit margin percentage increased to 37.6% in 2006 from 32.9% in 2005. The margin dollar increase and improved gross margin percentage reflects the increase in sales and the flow through of lower product costs as a result of continued improvement in the Company’s Canadian manufacturing operation and the benefit of lower basic wound care and silver product purchase prices, partially offset by the non-recurrence of an estimated $600,000 margin benefit related to the one-time sale of inventory to fill the new Canadian distributor’s pipeline in the second quarter 2005.

        Wound closure-fastener sales decreased $75,006, or 3.8%, to $1,880,737 in 2006 from $1,955,741 in 2005. The non-recurrence of approximately $61,000 in residual sales of certain catheter fasteners in 2005 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 and a slight softening of demand for the continuing products is responsible for the decrease.

        Wound closure-fastener gross profit decreased $78,272, or 7.9%, to $917,797 in 2006 from $996,069 in 2005. The gross profit margin percentage decreased to 48.8% in 2006 from 50.9% in 2005. The decrease in margin dollars reflects the lower sales and margin deterioration. The gross margin percentage deterioration is due principally to the combined impact of pricing pressure and higher product costs.

        Skin care sales decreased $312,204, or 27.2%, to $836,643 in 2006 from $1,148,847 in 2005 due to continuing competitive pressure. Skin care gross profit improved $94,187 to $21,992 in 2006 from a $72,195 gross profit loss in 2005. The main driver for the margin improvement is the non-recurrence of the one-time manufacturing facility closure costs of $98,000 recorded in the second quarter 2005. The elimination of most of the fixed overhead associated with the former skin care manufacturing facility that closed in August 2005 and outsourcing production to lower cost third parties have allowed the business to operate at essentially break even while the sales continue to decline.

Operating Expense

        The following table highlights September 30, 2006 versus 2005 operating expenses by type:

	Nine Months Ended September 30,
	2006	2005	Variance

Distribution	$1,339,501	$1,166,839	$ 172,662	14.8%
Marketing	391,398	316,002	75,396	23.9%
Sales	1,575,693	1,390,741	184,952	13.3%
General administrative	3,459,690	2,691,023	768,667	28.6%

Total	$6,766,282	$5,564,605	$1,201,677	21.6%

        Operating expense increased $1,201,677, or 21.6%, to $6,766,282 in 2006 from $5,564,605 in 2005 including an increase of $161,443, or 2.9%, attributable to exchange associated with a 7.5% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $172,662, or 14.8%, in 2006 versus 2005. Expenses in Canada increased $160,262 (including $63,583 expense related to exchange) while expenses in the U.S increased $12,400. Excluding foreign exchange, distribution expense in Canada increased $96,679, or 10.1% due principally to higher distribution fees associated with higher sales and rates in 2006 versus 2005. Partially offsetting this increase was the non-recurrence of transition related costs associated with implementation of the new exclusive third party distribution agreement in the second quarter 2005. The U.S. increase was attributable to incremental ongoing personnel and supply costs associated with integrating Western Medical into the U.S. distribution operation and other one-time Western Medical related transition costs partially offset by the discontinuation in the third quarter 2005 of compensation related occupancy costs previously charged to distribution in connection with the closure of the Skin Care manufacturing facility in August 2005.

Index

        Marketing expense increased $75,396, or 23.9%, in 2006 versus 2005. The increase was principally attributable to higher promotion and product development expense in support of the Company’s growth initiatives. Higher compensation (associated with an employee promotion) and travel, also contributed.

        Sales expense increased $184,952, or 13.3%, in 2006 versus 2005. Expenses in Canada increased $48,626 (including $30,427 expense related to exchange) while expenses in the U.S. increased $136,326. Excluding foreign exchange, sales expense in Canada increased $18,199, or 4.1% due principally to higher commission and operating expenses to expand sales support activities to improve market visibility and contract compliance, partially offset by cost savings initiatives implemented in 2005 and the non-recurrence of transition related costs associated with implementation of the new exclusive third party distribution agreement in the second quarter 2005. The U.S. increase was attributable to incremental consulting expenses of approximately $81,000 to assist in the integration of the Western Medical business into the Company, higher compensation associated with hiring two new sales representatives in the third quarter 2005 (one of which subsequently resigned in May 2006 and has not yet been replaced) and incremental ongoing personnel costs associated with integrating Western Medical into customer service operations, partially offset by lower sales commissions, sample expense and the non-recurrence of recruiting expenses incurred in 2005.

        General administrative expense increased $768,667, or 28.6%, in 2006 versus 2005. Expenses in Canada increased $79,060 (including $67,433 expense related to exchange) while expenses in the U.S. increased $689,607. Excluding foreign exchange, general administrative expense in Canada increased $11,627, or 1.4%. The increase in Canada reflects higher compensation, bonus and retirement benefit costs, higher travel costs principally to China and in support of new private label business opportunities, employee stock option expense and higher accounting costs. Partially offsetting these increases were cost savings initiatives implemented in 2005, the non-recurrence of transition related expenses associated with implementation of the new exclusive third party distribution agreement in the second quarter 2005 and lower employee health benefit costs due to a true-up of the allocation amongst the various company cost centers, capital taxes due to a true-up of the reserve and bank charges. The U.S. increase of $689,607 principally reflects incremental intangible asset amortization expense of $200,000 related to the Western Medical acquisition, a bonus accrual of $188,000 attributable to improved Company financial performance, equity based compensation expense of $103,000 and one-time Western Medical transition costs of $54,000 together with higher bad debt $38,000, accounting $37,000, legal, consulting and investor relations expenses. Partially offsetting these increases were lower insurance and information technology expenses.

Interest Expense

        Interest expense increased $42,918 or 16.8%, to $298,700 in 2006 from $255,782 in 2005. Interest expense in Canada decreased $34,534 (net of $6,395 expense related to exchange) while interest expense in the U.S. increased $77,452. The decrease in Canada reflects lower outstanding line of credit and term loan balances in 2006 versus 2005 partially offset by higher interest rates. Canada’s outstanding line of credit balance was reduced to zero by the end of June 2005 through use of the one-time positive cash flow generated by implementation of the new distribution agreement. The U.S. increase is due to incremental term loan and promissory note interest and fees related to the Western Medical acquisition in April 2006. These increases were partially offset by lower line of credit interest (despite higher interest rates) due to lower outstanding average balances due to improved U.S. cash flow in 2006.

Other Income/Expense

        Other income decreased $108,897 to $26,048 income in 2006 from $134,945 income in 2005. The main driver for the decrease was the non-recurrence of a $164,300 gain recorded in the first quarter 2005 associated with a one-time distribution agreement upset fee, partially offset by the favorable settlement of a supplier liability of $64,971 in the first quarter 2006. Higher exchange expense partially offset by higher profit sharing income and other miscellaneous income in 2006, also contributed.

Income Taxes

        The Company recorded a $19,000 provision for income taxes in the third quarter 2006 relating to operating results for the nine months ended September 30, 2006. The provision principally reflects an estimate of federal alternative minimum taxes payable after utilization of available net operating loss carry forwards. No provision for income taxes was recorded in the nine months ended September 30, 2005 due to year-to-date net operating losses and available net operating loss carry forwards.

Net Income (Loss)

        The Company generated net income of $768,704, or $0.04 per share basic and $0.03 per share fully diluted, in the first nine months of 2006 compared to a net loss of $11,763, or $0.00 loss per share (basic and diluted), in the first nine months of 2005.

Index

Liquidity and Capital Resources

Operational Overview

        Net sales increased 29.3% (24.2% adjusted for foreign exchange and the exclusion of the 2005 one-time sales benefit for appointment of an exclusive distributor for Canada) in the first nine months 2006 over 2005. This growth was driven by a sales increase in the U.S. of 50.0%, partially offset by a decrease in Canadian sales of 6.0% (14.4% adjusted for foreign exchange). Sales growth in the U.S. was driven by the addition of incremental Western Medical sales of $3,114,321 (since April 18, 2006) and the continued growth of the private label business. In addition, with the exception of skin care sales, overall U.S. core product sales have remained relatively stable period to period with strength in some areas offsetting softness in others. Skin care sales continue to deteriorate in the face of significant competitive pressure. Excluding Western Medical sales, U.S. sales growth was 12.4%. Adjusted for the non-recurrence of an estimated $1,840,000 sales benefit related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter 2005, sales in Canada increased 6.2% (16.7% adjusted for foreign exchange). This performance mirrors recent historical growth rates but is slightly less than expected. The Company continues to focus on contract compliance, explore opportunities in other market segments (other than its traditional strength in the acute care segment) and work closely with its new exclusive distributor to capitalize on sales growth opportunities presented by this new relationship.

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

        Operating expenses increased 21.6% (18.7% adjusted for foreign exchange) in the first nine months 2006 over 2005. The increase is attributable to incremental Western Medical costs (intangible asset amortization, planned sales and marketing and one-time integration expenses), non-cash equity based compensation expense commencing in 2006, planned increases in Marketing and Sales expenses in support of the Company’s growth initiatives and higher accounting fees as a result of increasing regulatory requirements. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        Excluding a goodwill impairment charge in the fourth quarter 2005, the Company has reported profitability in its last six quarters. With the addition of the Western Medical business, anticipated Canadian sales improvement, continued growth of the private label business in the U.S. and the introduction of new products coupled with ongoing manufacturing cost reduction initiatives and operating expense management, the Company anticipates being able to continue this trend going forward.

Western Medical Asset Purchase

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables of Western Medical for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. In addition, the Company anticipates transaction expenses of $820,000 related to the purchase. The purchased assets consist of trade receivables, inventory, equipment and certain identifiable intangibles. To fund the purchase, the company raised $5,814,999 (net of $557,237 in commissions and other offering expenses) from the private sale of 2,655,098 units at $2.40 per unit each unit

Index

consisting of four shares of common stock and one five-year warrant to purchase one share of common stock at $1.00 per share. In addition, the placement agent for the units received 754,806 five-year warrants each to purchase one share of common stock at $0.72 per share. The Company also received $1,000,000 in cash from a new three-year term loan that bears interest at prime plus 5% from its U.S. lender through an amendment to its existing three-year revolving credit facility. The amendment amends and restates various loan covenants of the revolving credit facility and increases the revolving credit facility cap from $2,000,000 to $3,500,000.

        Western Medical was a privately held manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. In 2005, Western Medical reported audited sales of $6,684,160, gross profit of $2,664,997 and pre-tax income of $838,865. Western Medicals’ product line is complementary to, and will serve to expand, the Company’s existing basic wound care line. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company absorbed Western Medical’s business within its existing operating infrastructure incurring only modest incremental cost increases. Both of these initiatives are expected to increase the contribution of the Western Medical product line going forward.

Sale of Stock

        On August 3, 2006, the Company entered into an agreement to sell 2,000,000 shares of its common stock at $0.75 per share for a total selling price of $1,500,000 to an existing shareholder. The shareholder paid $500,000 on August 3, 2006 and shall pay the balance due of $1,000,000, together with interest thereon at the annual rate of 2.5%, not later than February 13, 2007. The balance due is secured by a promissory note issued to the Company by the shareholder. At September 30, 2006, the $1,000,000 note receivable was recorded as a reduction to shareholder’s equity on the balance sheet.

        The $500,000 received on August 3, 2006 was used to prepay (as permitted, without penalty) the U.S. term loan entered into in connection with the acquisition of Western Medical in April 2006. Upon receipt, the balance due of $1,000,000 will be used for general working capital, debt service or strategic initiative support.

Cash Flow and Working Capital

        At September 30, 2006 and December 31, 2005, the Company had cash and cash equivalents on hand of $1,088,778 and $1,105,330, respectively. The $16,552 decrease reflects net cash provided by operating activities of $1,512,628, net cash used in investing activities of $7,504,403, net cash provided in financing activities of $5,917,650 and cash provided as a result of exchange rate changes of $57,573. The September 2006 cash balance reflects overall improved cash flow due to improving operations and the addition of the Western Medical business, which was successfully absorbed into the Company while adding only a modest amount of incremental overhead expense. This point is clearer given that the December 2005 cash balance was higher than normal due to the timing of receipt of a large Canadian receivable payment at year-end.

        Net cash provided in operating activities of $1,512,628 stems from $2,136,455 cash provided from operations (net income plus non cash items) partially offset by $623,827 cash used from the net change in operating assets and liabilities (excluding estimated Western Medical operating assets and liabilities acquired as of the date of acquisition). Higher receivables and payables, partially offset by an decrease in inventory were the main drivers behind the net change in ongoing operating assets and liabilities. The increase in receivables principally reflects the growing private label and Western Medical (post acquisition) sales. The increase in accounts payable principally reflects an increase in the level of inventory purchase related payables being carried to support the ongoing Western Medical business (post acquisition). The decrease in inventory reflects the post acquisition reduction of Western Medical inventory purchased as the inventory was integrated into the Company’s supply chain along with planned reductions in certain products to better balance inventory on hand with demand and timing. The quantity of inventory on hand for some products are temporarily lower than normal due to unexpected increases in sales and/or production delays caused by the equipment and facility improvement activities underway at the Company’s manufacturing operation in Canada.

Index

        Net cash used in investing activities of $7,504,403 reflects funds used for the acquisition of Western Medical of $6,000,000 together with deferred business acquisition related expenses of $758,866. In addition, $755,849 was expended principally on purchases of equipment at the Company’s manufacturing operation in Canada to expand manufacturing capability in response to an increase in private label business and to bring the manufacture of the Company’s wound closure-fastener line of products in-house. Both of these initiatives are anticipated to generate an above average long term return on investment.

        Net cash provided in financing activities of $5,917,650 reflects cash received of $6,297,801, net of offering expenses of $574,435 from the private sale of common stock together with term loan proceeds of $1,000,000 from the Company’s U.S. lender, partially offset by Western Medical asset purchase related deferred financing costs of $48,722 together with the use of available funds to pay down the Company’s outstanding line of credit balance by $608,809 and make long-term debt repayments of $722,620.

        Working capital increased $1,478,507, or 44.1%, at September 30, 2006 to $4,833,300 from $3,354,793 at December 31, 2005. The increase is principally attributable to the net working capital acquired as part of the Western Medical asset purchase. Improving operating performance also contributed. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

        On April 18, 2006 the Company entered into an amended three-year revolving credit facility agreement with its U.S. lender for a maximum principal amount of $3,500,000. Maximum potential advances under the agreement at September 30, 2006 were $3,328,000. Advances outstanding against the line were $471,752 at September 30, 2006, leaving an additional $2,856,248 available for borrowing.

        In November 2005, the Company renewed its annual revolving credit facility agreement with its Canadian lender for a maximum principal amount of $716,000 ($800,000 Canadian). Maximum potential advances under the agreement at September 30, 2006 were $262,000. Advances outstanding against the agreement were zero at September 30, 2006, leaving $262,000 available for borrowing.

        In addition, the Canadian lender has granted Derma Sciences Canada Inc. a $447,000 ($500,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.’s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. As of September 30, 2006, outstanding advances against the line were zero.

Prospective Assessment

        The Company’s objective is to continue to grow sales and gross profit in 2006. Beginning in 2005, the Company expanded its product development efforts. As a result of these efforts, the Company expects to launch one new product before year-end and additional new product launches are anticipated in 2007. The April 2006 acquisition of the Western Medical business has had to date and is expected to continue to have a positive impact on the Company’s U.S. business going forward. Growth of the Company’s private label business is anticipated to continue growing as the existing business continues to grow and new customers are brought on board. Plans are in place to better leverage existing opportunities in the Company’s basic and advanced wound care lines in the U.S. by working more closely with several key existing and potential new customers to increase business. In Canada, the exclusive distribution agreement represents an opportunity for sales growth in the near future. In addition, the Company recently renewed a five-year basic wound care supply agreement with a major Canadian buying group.

        The Company plans to build upon its recent success in the area of product cost savings. Higher throughput and improved operational efficiencies are expected to lower the Company’s overall internal cost of manufacturing going forward. The plan to bring the manufacture of the Company’s wound closure-fastener line in-house during 2006 at a savings versus existing third party sourced product costs is on schedule. The Company also anticipates realizing savings when it begins sterilizing its China sourced products in China by the end of 2006. Subject to commodity driven cotton prices and fluctuations in foreign exchange, which are outside of the Company’s control, the Company anticipates continuing to build on its successful relationships in China to keep its basic wound care costs competitive.

Index

        Given the recent Western Medical acquisition and planned growth over the foreseeable future, the Company is presently re-evaluating its personnel and infrastructure requirements needed to support the business going forward. Increases in personnel are anticipated in order to execute and manage planned business growth. In the area of information technology, the Company is presently is in the midst of a two to three year program to upgrade its capabilities. In addition, as a small business filer (as defined by the SEC), the Company is required to be in compliance with Sarbanes-Oxley regulations as of December 31, 2007. The Company is closely monitoring its requirements under Sarbanes-Oxley and expects to incur significant one-time costs to comply beginning in the fourth quarter 2006 through the first quarter 2008, with modest ongoing incremental cost thereafter. Steps will continue to be taken to monitor operating expenses and to limit spending in this area to that necessary to support existing operations.

        Going forward, capital expenditures will continue to be limited to those projects capable of generating an acceptable level of return and those necessary to support ongoing operations. The Company plans to continue to closely monitor inventory levels with the objective of properly balancing customer service requirements while minimizing its investment in inventory wherever possible.

        The Company believes that available funds from operations, available lines of credit and receipt of payment for the $1,000,000 note receivable related to the August 2006 sale of stock will be sufficient to satisfy the Company’s foreseeable liquidity requirements through the next twelve months. In addition, the Company will continue to evaluate external opportunities to leverage its core capabilities for growth.

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

        As of September 30, 2006, 15,793,032 shares of the Company’s common stock were issuable upon the conversion or exercise of outstanding convertible preferred stock, warrants and options and the vesting of restricted shares (“derivative securities”). The shares of common stock issuable upon conversion or exercise of derivative securities and the vesting of restricted shares are substantial compared to the 24,906,160 shares of common stock currently outstanding.

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

        The Company earned net income of $768,704 (unaudited) in the first nine months of 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $909,104 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At September 30, 2006, the Company had an accumulated deficit of $13,126,430 (unaudited). Although the Company achieved profitability in the first nine months of 2006, in 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

Index

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2001 through 2005 and the first ten months of 2006 are set forth in the table below:

Derma Sciences Trading Range – Common Stock

Year	Low	High
2001	$0.22	$0.80
2002	$0.35	$0.85
2003	$0.35	$2.30
2004	$0.43	$1.90
2005	$0.42	$0.78
2006(*)	$0.45	$0.97
(*) January 1 through October 31.

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors;
•	The loss of a major customer; and
•	Fluctuations in exchange rates.

        Although all publicly traded securities are subject to price and volume fluctuations, it is likely that the Company’s common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

If members of the Company’s management and their affiliates were to exercise all warrants and options held by them, and if substantially all of the shares of restricted stock reserved for issuance to members of management were to be issued and vest, members of management and their affiliates could acquire a majority of the voting stock of the Company.

        The executive officers and directors of the Company, together with institutions with which they are affiliated, own substantial amounts of the Company’s common stock, together with outstanding options and warrants to purchase the Company’s common stock. In addition, the Company has adopted, and its shareholders have approved, a restricted stock plan pursuant to which the Company’s directors and executive officers may be awarded up to 2,500,000 shares of restricted stock. Depending upon the warrants and options exercised by outside investors, if directors and affiliates were to exercise their options and warrants, and if restricted stock is awarded to the Company’s directors and executive officers and such awards vest, members of management and their affiliates could obtain a majority of the Company’s voting stock. As a result, these officers, directors and affiliates of the Company would be in a position to significantly influence the strategic direction of the Company, the composition of its board of directors and the outcome of fundamental transactions requiring shareholder approval.

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

Critical Accounting Policies

        Estimates and assumptions are required in the determination of sales deductions for trade rebates, sales incentives, discounts and allowances. Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. For any individual estimate or assumption made by the Company, there may also be other reasonable estimates or assumptions. The Company believes, however, that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on the consolidated results of operations, financial position or cash flows for the periods presented. The Company’s most critical accounting policies are described below.

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

Goodwill

        At September 30, 2006, the Company had $3,800,072 of goodwill. The goodwill is comprised of $3,600,072 included in the wound care segment representing a preliminary estimate relating to the acquisition of Western Medical in April 2006. The remaining $200,000 balance relates to the 1998 Sunshine acquisition and is included within the skin care segment. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

Index

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

Stock-Based Compensation

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company recognized stock-based employee compensation of $35,749 and $128,033 in the three and nine months ended September 30, 2006, respectively, under SFAS 123R and $1,000 compensation under APB 25 in the nine months ended September 30, 2005. Assuming compensation expense had been determined based on the fair value at the grant date for all awards to employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 and SFAS 123R, and amortized ratably over the vesting period, instead of the intrinsic value method under APB 25, the Company would have recorded compensation expense of $111,153 and $583,541 for the three and nine months ended September 30, 2005, respectively.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

        In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (“SAB 108”), “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements – Materiality,” (“SAB 99”) should be applied to determine whether the misstatement is material. The Company will adopt SAB 108 as of December 31, 2006. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

        In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

Index

        In May 2005, the FASB issued SFAS Statement 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements of the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 during the first quarter of 2006 and the adoption did not have a material effect on its financial condition or results of operations.

        Management is not aware of any recently issued accounting pronouncement that became effective during the nine months ended September 30, 2006 or that will become effective in a subsequent period that has had or is anticipated to have a material impact on the Company’s consolidated financial statements.

Index

Item 3.	CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended September 30, 2006, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II — Other Information

Item 1.    Legal Proceedings

      None.

Item 6.    Exhibits

        All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on March 31, 2006, are incorporated herein by reference.

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DERMA SCIENCES, INC.

Dated: November 13, 2006	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002