Form 10KSB
period 2006-12-31
DERMA SCIENCES, INC.
filed 2007-04-02
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of small business issuer in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 100, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Boston Stock Exchange
Common Stock, $.01 par value	Pacific Stock Exchange

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
         Yes              No    X

        Issuer’s revenues for its most recent fiscal year were $27,887,391.

        The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of February 28, 2007, was approximately $13,460,209.

        The number of shares outstanding of the issuer’s common equity as of February 28, 2007 was 25,258,335.

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

        In January 2004, Derma Sciences purchased substantially all the assets of the Kimberly-Clark Corporation’s wound care assets. These assets have been integrated into the Company’s existing wound care and wound closure and specialty securement device product lines.

        In April 2006, Derma Sciences purchased certain assets and the business of Western Medical, Inc. (“Western Medical”), a manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. These assets have been integrated into the Company’s existing wound care product line.

        Derma Sciences and its subsidiaries Sunshine Products and Derma Canada are referred to collectively as the “Company.” The Company’s executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey.

        The Company engages in the manufacture, marketing and sale of three dermatological related product lines: wound care, wound closure and specialty securement devices and skin care. In addition, the Company has leveraged its expanding manufacturing capabilities by building a growing private label / original equipment manufacture (“OEM”) business. The Company’s customers consist of various health care agencies and institutions such as nursing homes, hospitals, home healthcare agencies, physicians offices and retail and closed door pharmacies. The Company sells its products principally through distributors servicing these markets in the United States, Canada and select international markets. The Company’s principal distribution facilities are located in St. Louis, Missouri and Toronto, Canada. The Company’s principal manufacturing facility is located in Toronto, Canada. The Company, through Derma Canada, also maintains a light manufacturing facility in Nantong, China producing labor intensive wound care products.

Company Products and Markets

Wound Care

        The Company markets a line of wound care products to doctors, clinics, nursing homes, hospitals and other institutions. The Wound Care line consists of basic and advanced dressings, ointments and sprays designed to manage and treat a wide range of skin conditions from basic burns, skin tears, abrasions and incontinence related skin impairment to chronic non-healing skin ulcerations such as pressure, diabetic and venous ulcers, surgical incisions and serious burns.

Wound Closure and Specialty Securement Devices

        The Company markets a line of wound closure strips, nasal tube fasteners and a variety of catheter fasteners to doctors, clinics, nursing homes, hospitals and other institutions.

Private Label / OEM

        The Company manufactures private label wound care and wound closure and specialty securement devices for a number of U.S. and international customers.

Skin Care

        The Company markets general purpose and specialized skin care products to nursing homes, hospitals, home healthcare agencies and other institutions. These products include bath sponges, antibacterial skin cleansers, soaps, hair and body washes, lotions, body oil and moisturizers.

        The Company has successfully built a base business through sales of its own brand and private label brand commodity products. Prospectively, the Company is focusing its resources on the marketing, sale and distribution of novel higher margined advanced wound care products.

Sales Resources

United States

        In the United States, the Company employs a direct sales force and a number of national, regional and local distributors (with their own sales forces) to sell the Company’s products. The majority of the Company’s sales are made to national, regional and local distributors and large institutional customers who sell the products to end users. Direct sales to end users are not a significant part of the Company’s business.

        The Company’s direct sales force consists of an Executive Vice President – Sales, a Vice President – Corporate Accounts and three Regional Sales Managers. Company sales employees receive a base salary together with commissions based upon sales and gross profit achievement within their area of responsibility.

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

Other Foreign Markets

        The Company’s products are sold throughout the rest of the world through various licensing and distribution agreements. Foreign sales are made principally to Europe and Latin America. Sales made to other foreign markets totaled approximately $1,226,000 in 2006 and $952,000 in 2005.

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

Product Sourcing

        The Company maintains manufacturing facilities in Toronto, Canada, and Nantong, China. The Toronto and Nantong facilities manufacture the Company’s line of basic and advanced wound care and its wound closure-specialty securement device products. The Derma line of wound care, skin care products and the patient bathing sponge are outsourced. A number of basic and advanced wound care products are sourced in semi-finished and finished form directly from suppliers. Derma Canada also serves in a distributor capacity (sourcing finished product directly from suppliers) for a number of medical device products in Canada.

        The Company maintains a long-standing network of suppliers for its outsourced products. The majority of the Company’s outsourced products utilize readily available components. Accordingly, there are numerous companies capable of manufacturing these products to applicable regulatory standards. Given the availability of other suppliers, as well as the Company’s policy regarding maintenance of adequate safety stock levels, the Company does not believe that a temporary interruption in supply or loss of one or more of its suppliers would have a long-term detrimental impact on its operations.

        The Nantong facility is ISO 9002 certified. The Toronto facility is ISO 9001 2000/ISO 13485/EN 46001 certified. The Company requires that all of its suppliers conform to the standards set forth in the Good Manufacturing Practice (“GMP”) regulations promulgated by the United States FDA and local health agencies.

Patents, Proprietary and Non-Proprietary Technology

        The Company has a trademark on the name “Derma Sciences” in the United States and “Dumex” in the United States and Canada. A significant number of the Company’s products in the United States are trademarked. The Company possesses a number of patented and non-patented formulations and process technologies that provide competitive advantages in the marketplace.

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

        Patent law relating to the scope of claims with respect to wound care products is still evolving and the Company’s patent rights are subject to uncertainty. Furthermore, the existence of patent rights does not provide absolute assurance against infringement of these rights. The prosecution and defense of patent claims is both costly and time consuming, regardless of the outcome.

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

         Agencies

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

        All of the devices currently marketed by the Company, with the exceptions of Sterile Water and Sterile Saline, have been found by the FDA to be substantially equivalent to a Pre-amendment Device and are, therefore, classified in Class I. Sterile Water and Sterile Saline are classified in Class II. Calcium Alginate dressings with antimicrobial silver, which was recently approved by the FDA, is currently unclassified.

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

        On the basis of the recommendations submitted by the panels, the FDA issues monographs setting forth the conditions under which OTC drugs in each class are deemed to be generally recognized as safe, effective, and not misbranded. Generally, the administrative process includes the publication of a “Preliminary,” “Tentative Final,” and “Final Monograph.” During the rulemaking process, products are placed into one of three categories describing whether a drug is deemed to be generally recognized as safe and effective and not misbranded (Category I), to be not generally recognized as safe and effective or misbranded (Category II), or to lack sufficient data for categorization (Category III). Products that do not comply with general OTC regulations or an applicable Final Monograph are subject to regulatory action. Any OTC drug not in compliance with the content and labeling requirements of a Final Monograph is subject to regulatory action unless it is the subject of an approved new drug application. The FDA has issued a Compliance Policy Guide in which it determined that it would not pursue regulatory action against OTC drugs prior to the adoption of a final regulation unless failure to do so presents a potential public health hazard. Management believes all of the OTC products currently marketed by the Company have been deemed to be generally recognized as safe and effective and not misbranded.

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

         Drugs

        The Health Products and Food Branch Inspectorate of Health Canada is mandated to regulate drugs and the processes used to manufacture drugs. A Drug Establishment License is required for activities such as fabrication, packaging/labeling, importation, distribution, wholesale and testing. Derma Canada last underwent an inspection by the Health Products and Food Branch Inspectorate in September, 2004 which occasioned the renewal and subsequent annual renewal of its Drug Establishment License.

        Once a drug has been approved, the Therapeutic Products Directorate issues a DIN (Drug Identification Number) which permits the manufacturer to market the drug in Canada. A DIN lets the user know that the product has undergone and passed a review of its formulation, labeling and instructions for use. A drug product sold in Canada without a DIN is not in compliance with Canadian Law.

Registration and Status of Derma Canada Products Sold in United States

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

U.S. Third Party Reimbursement

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

Employees

        The Company maintained 137 full-time and 2 part-time employees at December 31, 2006. Of these employees, 25 are located in the United States, 68 in Canada and 44 in China. The Company considers its employee relations to be satisfactory.

Item 2. Description of Property

        The Company’s headquarter offices are located in Princeton, New Jersey. The Company leases its headquarters office space, at a rate of $11,857 per month, under a lease that expires in August, 2007. In December 2006, the Company amended and extended the Princeton headquarters lease. As soon as renovations are completed (estimated by mid-2007), the Company will relocate its headquarters to 5,328 square feet of space in the same building (versus the 3,970 presently occupied) at a rate of $15,092 per month under a lease that expires in August 2012. The Company leases 24,000 square feet of office, light manufacturing and warehouse space in St. Louis, Missouri, at a rate of $7,663 per month under a lease that expired in January 2007. This lease was not renewed. This facility had been unoccupied since September 2005. It was previously used to manufacture the Company’s skin care product line which is now outsourced. In March 2004, the Company leased a 42,400 square foot warehouse in Fenton, Missouri, at a rate of $17,988 per month, under a lease that expires in March 2009. The Fenton, Missouri, facility serves as the United States distribution center for the Company’s products.

        Derma Canada leases 45,640 feet of office and manufacturing space, at a rate of $31,885 per month, under a lease that expires in August, 2012 and leases a 20,400 square foot distribution facility, at a rate of $11,300 per month, under a lease that expires in August, 2009. The 20,400 square foot facility formerly served as Derma Canada’s distribution facility, a function outsourced commencing in June 2005. This facility is being sublet under a lease that expires in June 2008. In December 2006, the Company leased an additional 15,499 square feet of space adjacent to its Toronto office and manufacturing space, at a rate of $10,600 per month, for additional manufacturing and warehouse space. Simultaneously, the Company, in agreement with the landlord, was released from its lease on 6,068 square feet of non-adjacent property. A subsidiary of Derma Canada also leases 11,400 square feet of office and manufacturing space in Nantong, China, at a rate of $1,040 per month, under a lease that expires in June, 2008.

        Management believes that the Company’s facilities are adequate to meet its office, manufacturing and distribution requirements for the foreseeable future.

Item 3. Legal Proceedings

        The Company is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matter to a vote of shareholders during the fourth quarter, 2006.

Part II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common Stock is also traded on the Boston Stock Exchange under the symbol “DMS.” The Company’s Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company’s Common Stock at the end of the indicated calendar quarters:

Quarter Ended	High	Low

2006
March 31, 2006	$0.84	$0.45
June 30, 2006	$0.90	$0.75
September 30, 2006	$0.87	$0.59
December 31, 2006	$0.90	$0.66

2005
March 31, 2005	$0.70	$0.50
June 30, 2005	$0.59	$0.42
September 30, 2005	$0.78	$0.52
December 31, 2005	$0.65	$0.43

        The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company’s preferred stock. As of the close of business on February 28, 2007 there were 1,303 holders of record of the Common Stock. The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations

Reference to Consolidated Financial Statements

        Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements set forth in Item 7.

Restatement of Financial Statements

        In May 2005, the Company entered into a five-year distribution agreement with a Canadian company to serve as the Company’s exclusive distributor in Canada. The Company records revenues at the time product is shipped to the distributor. The distribution agreement requires the Company to pay a distribution fee to the distributor. Prior to October 1, 2006, the Company classified this distribution fee in operating expenses. The Company has since concluded that this fee should be classified as an adjustment to gross sales in arriving at net sales, similar to trade rebates and other adjustments to gross sales. Further, the Company has concluded that the distribution fee should be accrued and expensed at the time of sale. Previously the Company expensed the fee when billed by the distributor to the Company. Accrued distribution fees are recorded as a credit to accounts receivable on the consolidated balance sheet. Previously, accrued distribution fees were recorded in accounts payable on the consolidated balance sheet. As a result of the foregoing errors, the Company has restated its financial statements and accompanying notes for the correction of these errors in the application of U.S. generally accepted accounting principles. A summary of the restatement impact on the consolidated balance sheet at December 31, 2005 and on the consolidated statement of operations for the year ended December 31, 2005 is outlined below:

	December 31, 2005
	As Previously Reported	As Restated	Change
Selected consolidated balance sheet data:

Total current assets	$6,409,920	$6,112,860	$(297,060)
Total assets	$10,595,246	$10,298,186	$(297,060)
Total current liabilities	$3,055,127	$2,960,931	$(94,196)
Total liabilities	$3,543,582	$3,449,386	$(94,196)
Total shareholders’ equity	$7,051,664	$6,848,800	$(202,864)

        The $297,060 adjustment to total current assets and total assets represents incremental accrued distribution fees of $202,864 and a reclassification of $94,196 previously accrued distribution fees. The $94,196 adjustment to total current liabilities and total liabilities represents a reclassification of previously accrued distribution fees from accounts payable to a credit to accounts receivable. The $202,864 restatement to total shareholders equity represents the incremental accrued distribution fee expense of $190,886 together with $11,978 of cumulative translation adjustment associated with the restatement.

	Year Ended December 31, 2005
	As Previously Reported	As Restated	Change

Selected consolidated statement of operations data:

Net sales	$23,545,475	$22,799,640	$(745,835)
Gross profit	7,789,422	7,043,587	(745,835)
Gross profit percentage	33.1%	30.9%	(2.2% )
Total expenses	8,698,526	8,143,577	554,949
Net loss	$(909,104)	$(1,099,990)	$(190,886)
Loss per common share – basic and diluted	$(0.07)	$(0.09)	$(0.02)

        The $745,835 credit to net sales represents the total of the incremental accrued distribution fees of $190,886 together with the reclassification of $554,949 of distribution fee expense that was previously recorded in operating expenses.

        All 2005 Management Discussion and Analysis figures have been restated to reflect this restatement.

Overview of Consolidated Operating Results

        The following table highlights the year ended December 31, 2006 versus 2005 operating results:

	Year Ended December 31,
	2006	2005 Restated	Variance

Gross Sales	$ 33,973,676	$ 27,205,522	$ 6,768,154	24.9%
Sales adjustments	(6,086,285)	(4,405,882)	(1,680,403)	38.1%

Net sales	27,887,391	22,799,640	5,087,751	22.3%
Cost of sales	18,235,003	15,756,053	2,478,950	15.7%
Gross profit	9,652,388	7,043,587	2,608,801	37.0%
Gross profit percentage	34.6%	30.9%
Operating expenses	8,339,227	6,966,037	1,373,190	19.7%
Goodwill impairment	200,000	910,967	(710,967)	(78.1%)

Interest expense, net	374,079	336,867	37,212	11.0%
Other income, net	(47,998)	(70,294)	22,296	(31.7%)

Total expenses	8,865,308	8,143,577	721,731	8.9%
Income (loss) before income taxes	787,080	(1,099,990)	1,887,070	-

Provision for income taxes	118,341	-	118,341	-

Net income (loss)	$ 668,739	$ (1,099,990)	$ 1,768,729	-

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distribution fees (in Canada), Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. The Company’s exclusive distributor in Canada normally carries two to three months of inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle was one-half month less at December 31, 2006, the trade rebate reserve would be overstated by approximately $235,000. If the normal rebate cycle was one month higher at December 31, 2006, the trade rebate reserve would be understated by approximately $470,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        The Company currently pays its exclusive Canadian distributor a fixed fee of 10% on net sales subject to the fee (as defined) for distribution services in Canada. The distribution fee is accrued each month based on net sales to the distributor times the estimated percentage of distribution fee expense to net sales based on past history. The percentage of distributor fee expense to net sales is re-evaluated quarterly for reasonableness.

        Medicaid rebates are accrued monthly based upon recent historical activity and reconciled quarterly based upon receipt of rebate reports from participating state agencies. Returns and allowances and cash discounts are accrued monthly based upon recent historical activity.

        Gross to net sales adjustments comprise the following:

	Year Ended December 31,
	2006	2005 Restated

Gross Sales	$ 33,973,676	$ 27,205,522

Trade rebates	(4,787,791)	(3,462,953)
Distribution fees	(979,776)	(693,624)
Medicaid rebates	(11,486)	(29,256)
Returns and allowances	(87,101)	(65,731)
Cash discounts	(220,131)	(154,318)

Total adjustments	(6,086,285)	(4,405,882)

Net sales	$ 27,887,391	$ 22,799,640

        Trade rebates increased $1,324,838 in 2006 versus 2005 due to the Company’s implementing an exclusive third party distribution agreement in the second quarter 2005 for its Canadian business, the continuing growth of rebate intensive U.S. private label sales and the addition of incremental rebates associated with the Western Medical business acquired in April 2006, partially offset by a decrease in the level of sales subject to rebate (“contract business”) in other areas of the Company’s U.S. business. Implementing the third party distribution agreement was responsible for $1,157,710 of the increase as the majority of the Canadian sales represent contract business subject to rebate. The $286,152 increase in distribution fees reflects the higher level of Canadian sales subject to the fee in 2006 versus 2005 (the distribution agreement was implemented in June 2005) coupled with an increase in the contractual fee to 10% effective December 2005 versus the previous 9% fee. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates in 2006. The increase in sales returns and allowances in 2006 primarily reflects the increase in sales. The increase in cash discounts in 2006 reflects the growth of sales. Likewise, discounts as a percentage of sales increased slightly in 2006 as a larger portion of the sales growth came from customers that have historically taken advantage of the Company’s discount terms.

Rebate Reserve Roll Forward

        A roll forward of the trade rebate accruals at December 31, 2006 and 2005 is outlined below:

	Year Ended December 31,
	2006	2005

Beginning balance - January 1st	$ 1,600,172	$ 253,815
Rebates paid	(4,475,949)	(2,116,596)
Rebates accrued	4,787,791	3,462,953

Ending balance - December 31st	$ 1,912,014	$ 1,600,172

        The $311,842 net increase in the 2006 trade rebate reserve reflects a $316,578 increase to the Canadian reserve to reflect a change in the underlying assumption used to calculate the rebate amount for certain products and a modest build up of the exclusive distributor’s inventory and incremental reserve requirements associated with the Western Medical business acquired in April 2006. Partially offsetting these increases was a change from annual to semi-annual payment terms for a large rebate intensive U.S. private label customer and a decrease in the level of sales subject to rebate in other areas of the Company’s U.S. business. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

        The ending balance consists of accrued rebates and third party deductions accrued by and paid by the Company that are recorded in accrued liabilities. The ending balance at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005

Accrued rebates	$1,727,558	$1,404,290
Third party deductions recorded in accrued liabilities	184,456	195,882

Total	$1,912,014	$1,600,172

Net Sales and Gross Margin

        The following table highlights 2006 versus 2005 product line net sales and gross profit:

	Year Ended December 31,
	2006	2005 Restated	Variance

Wound care	$24,367,164	$ 18,621,069	$ 5,746,095	30.9%
Wound closure-specialty
securement devices	2,403,019	2,676,979	(273,960)	(10.2%)
Skin care	1,117,208	1,501,592	(384,384)	(25.6%)

Total	$27,887,391	$ 22,799,640	$ 5,087,751	22.3%

Product Line Gross Profit

Wound care	$ 8,431,092	$ 5,786,967	$ 2,644,125	45.7%
Wound closure-specialty
securement devices	1,177,687	1,358,577	(180,890)	(13.3%)
Skin care	43,609	(101,957)	145,566	142.8%

Total	$ 9,652,388	$ 7,043,587	$ 2,608,801	37.0%

        Company net sales increased $5,087,751, or 22.3%, in 2006 versus 2005. Canadian net sales decreased $1,273,517, or 10.7%, to $10,680,639 in 2006 from $11,954,156 in 2005. This decrease was driven by the non-recurrence of an estimated $1,685,000 sales benefit related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter 2005 coupled with a sales shortfall of $260,736, partially offset by favorable exchange of $672,219 associated with a 6.5% strengthening of the Canadian dollar. U.S. net sales increased $6,361,268, or 58.7%, to $17,206,752 in 2006 from $10,845,484 in 2005. The increase was driven by the addition of incremental Western Medical sales of $4,980,951 coupled with continued growth of the private label and impregnated gauze dressing businesses, partially offset by the continued decline in skin care sales due to competitive pressure and softening demand for the Derma line of advanced wound care products and wound closure-specialty securement devices. Year end backorders were also a contributing factor to the wound closure-specialty securement device sales shortfall. Excluding Western Medical sales, U.S. sales were up $1,380,317, or 12.7%.

        Company gross profit increased $2,608,801, or 37.0%, in 2006 versus 2005. Company gross profit margin percentage increased to 34.6% in 2006 from 30.9% in 2005. Canadian gross profit increased $152,964, or 4.4%, to $3,607,759 in 2006 from $3,454,795 in 2005. The Canadian gross profit margin increased to 33.8% in 2006 from 28.9% in 2005. The improvement in Canadian 2006 gross profit dollars and margin percentage reflects the combined impact of continuing improvement in manufacturing performance, the benefit of lower negotiated basic wound care costs and favorable foreign exchange, partially offset by lower sales and the non-recurrence of an estimated $445,000 margin benefit related to the one-time sale of inventory to fill the new Canadian distributor’s pipeline in the second quarter 2005. U.S. gross profit increased $2,455,837, or 68.4%, to $6,044,629 in 2006 from $3,588,792 in 2005. The gross profit margin percentage increased to 35.1% in 2006 from 33.1% in 2005. The improvement in U.S. gross margin dollars and margin percentage reflects the combined impact of higher sales, favorable product mix and the benefit of lower inter company wound care product costs and third party skin care product costs associated with outsourcing the line in the third quarter 2005. Excluding Western Medical, gross profit increased $353,467, or 9.8%, and the gross profit margin percentage would have been 32.3%.

        Wound care sales increased $5,746,095, or 30.9%, in 2006 versus 2005. The increase is attributable to an advanced wound care increase of $2,098,849, or 43.3%. This increase was principally driven by continued growth of the Company’s private label sales. Basic wound care sales increased $3,647,246, or 26.5%. This performance reflects incremental Western Medical sales of $4,980,951, incremental Canadian sales of $411,483, or 4.0%, on its continuing business comprised of favorable foreign exchange of $672,219, or 6.5%, coupled with a sales shortfall of $260,736, or 2.5%, partially offset by the non-recurrence of the one-time estimated benefit of $1,685,000 related to implementation of the exclusive distribution agreement in Canada in the second quarter 2005 and lower other (non Western Medical) U.S. sales of $60,187, or 3.3%. The other U.S. sales performance reflects a softening of demand for these products.

        Wound care gross profit increased $2,644,125, or 45.7%, in 2006 versus 2005. The gross profit margin percentage increased to 34.6% in 2006 from 31.1% in 2005. The margin dollar increase and improved gross margin percentage reflect the increase in sales and the flow through of lower product costs as a result of continued improvement in the Company’s Canadian manufacturing operation and the benefit of lower basic wound care and silver product purchase prices, partially offset by the non-recurrence of an estimated $445,000 margin benefit related to the one-time sale of inventory to fill the new Canadian distributor’s pipeline in the second quarter 2005.

        Wound closure-specialty securement device sales decreased $273,960, or 10.2%, in 2006 versus 2005. The non-recurrence of $64,523 in residual sales of certain catheter fasteners in 2005 associated with the loss of the Company’s exclusive distribution agreement for the sale of these products in August 2004 and a softening of demand for these products is principally responsible for the decrease. Year-end backorders were also a contributing factor to the sales shortfall.

        Wound closure-specialty securement device gross profit decreased $180,890, or 13.3%, in 2006 versus 2005. The gross profit margin percentage decreased to 49.0% in 2006 from 50.8% in 2005. The decrease in margin dollars reflects lower sales and margin deterioration. The gross margin percentage deterioration is due principally to the combined impact of pricing pressure and higher product costs from the former third party supplier in connection with the transition to in-house manufacture during 2006.

        Skin care sales decreased $384,384, or 25.6%, in 2006 versus 2005 due to continuing competitive pressure. Skin care gross profit improved $145,566 to $43,609 in 2006 from a $101,957 gross profit loss in 2005. The main driver for the margin improvement is the non-recurrence of the one-time manufacturing facility closure costs incurred in 2005. The elimination of most of the fixed overhead associated with the former skin care manufacturing facility that closed in August 2005 and outsourcing production to lower cost third parties have allowed the business to operate at slightly above break even in terms of gross profit contribution while the sales continue to decline.

Operating Expenses

        The following table highlights 2006 versus 2005 operating expenses by type:

	Year Ended December 31,
	2006	2005 Restated	Variance

Distribution	$ 706,012	$1,009,563	$ (303,551)	(30.1%)
Marketing	640,376	416,779	223,597	53.6%
Sales	2,143,113	1,912,030	231,083	12.1%
General administrative	4,849,726	3,627,665	1,222,061	33.7%

Total	$8,339,227	$6,966,037	$ 1,373,190	19.7%

        Operating expenses increased $1,373,190, or 19.7%, to $8,339,227 in 2006 from $6,966,037 in 2005. This increase is partially attributable to an increase of $153,013, or 2.2%, associated with a 6.5% strengthening of the Canadian dollar.

        Distribution expense decreased $303,551, or 30.1%, in 2006 versus 2005. Expenses in Canada decreased $340,030 (including $42,789 expense related to exchange) while expenses in the U.S increased $36,479, or 7.3%. Excluding foreign exchange, distribution expense in Canada decreased $382,819, or 75.1%, due principally to discontinuation of most of Canada’s distribution functions in connection with implementation of the exclusive distribution agreement in Canada effective June 1, 2005. Post agreement, Canada has maintained a small distribution function to handle inbound receipts and coordinate outbound shipments to the exclusive distributor. The U.S. increase was attributable to incremental ongoing personnel and supply costs associated with integrating Western Medical into the U.S. distribution operation and other one-time Western Medical related transition costs, partially offset by the discontinuation in the third quarter 2005 of compensation related occupancy costs previously charged to distribution in connection with the closure of the Skin Care manufacturing facility in August 2005.

        Marketing expense increased $223,597, or 53.6%, in 2006 versus 2005. The increase was principally attributable to higher promotion and product development expense in support of the Company’s growth initiatives. Higher compensation (associated with an employee promotion and bonus (there was no bonus in 2005)) and travel, also contributed.

        Sales expense increased $231,083, or 12.1%, in 2006 versus 2005. Expenses in Canada increased $69,268 (including $33,939 expense related to exchange) while expenses in the U.S. increased $161,815, or 11.3%. Excluding foreign exchange, sales expense in Canada increased $35,329, or 7.3%, due principally to higher commission and operating expenses to expand sales support activities to improve market visibility and contract compliance, partially offset by cost savings initiatives implemented in 2005 and the non-recurrence of transition related costs associated with implementation of the new exclusive third party distribution agreement in the second quarter 2005. The U.S. increase was attributable to incremental consulting expenses of approximately $104,000 to assist in the integration of the Western Medical business into the Company, higher compensation relating to 2006 bonus expense (there were no bonuses in 2005), the annualized impact of hiring two new sales representatives in the third quarter 2005 and incremental ongoing personnel costs associated with integrating Western Medical into customer service operations, partially offset by lower sales commissions, sample expense and recruiting expenses.

        General administrative expense increased $1,222,061, or 33.7%, in 2006 versus 2005. Expenses in Canada increased $88,379 (including $76,285 expense related to exchange) while expenses in the U.S. increased $1,133,682, or 45.6%. Excluding foreign exchange, general administrative expense in Canada increased $12,094, or 1.1%. The increase in Canada reflects higher compensation, bonus (there were none in 2005) and retirement benefit costs, higher travel costs principally to China and in support of new private label opportunities, higher employee stock option expense (recognized beginning in 2006) and higher accounting fees. Offsetting these increases was the benefit of eliminating the customer service function mid-way through 2005, the non-recurrence of transition related expenses associated with implementation of the new exclusive third party distribution agreement in the second quarter 2005, lower employee health benefit costs due to a true-up of the allocation amongst the various company cost centers and lower capital tax expense and bank charges associated with reduced borrowing activity in 2006. The U.S. increase of $1,133,682 principally reflects incremental intangible asset amortization expense of $318,750 related to the Western Medical acquisition, bonus of $248,000 (none were paid in 2005), bad debt expense of $118,000, equity based employee and board compensation expense of $91,000, annual compensation and benefit increases of $90,000 and one-time Western Medical transition costs of $69,000, together with higher accounting, Sarbanes-Oxley compliance, legal, consulting and investor relations expenses. Partially offsetting these increases were lower insurance costs.

Goodwill Impairment

        The Sunshine product line has continued to experience competitive pressure leading to declining sales and gross profit. Despite attempts to improve the financial performance of the line, the Company has been unable to overcome the sales and marketing breadth and product cost advantage held by its larger competitors.

        The Company recorded a goodwill impairment charge of $910,967 in 2005, leaving an implied value of $200,000 for Sunshine goodwill as of December 31, 2005. As a result of the continued deterioration of the product line in 2006, the remaining balance of the goodwill of $200,000 was determined to be impaired and was written-off as of December 31, 2006. Excluding goodwill, management believes the balance of the assets and liabilities related to the product line are fairly valued and recovery is reasonably assured.

        The goodwill impairment of $200,000 in 2006 and $910,967 in 2005 have been recorded as a separate line item in the consolidated statement of operations. As the Company purchased the outstanding stock of Sunshine when it acquired the company, the impairment write-downs are non-deductible for tax purposes. Accordingly, no tax benefit has been provided relative to the impairment losses.

Interest Expense

        Interest expense increased $37,212, or 11.0%, to $374,079 in 2006 from $336,867 in 2005. Interest expense in Canada decreased $38,325 (net of $6,751 expense related to exchange) while interest expense in the U.S. increased $75,537. The decrease in Canada reflects lower outstanding line of credit and term loan balances in 2006 versus 2005, partially offset by higher interest rates. Canada’s outstanding line of credit balance was reduced to zero by the end of June 2005 through use of the one-time positive cash flow generated by implementation of the new distribution agreement. The U.S. increase is due to incremental term loan and promissory note interest and fees related to the Western Medical acquisition in April 2006. These increases were partially offset by lower line of credit interest (despite higher interest rates) due to lower outstanding average balances which, in turn, resulted from improved U.S. cash flow in 2006.

Other Income

        Other income decreased $22,296 to $47,998 in 2006 from $70,294 in 2005. The main driver for the decrease was the non-recurrence of a $164,300 gain recorded in the first quarter 2005 associated with a one-time distribution agreement upset fee, partially offset by the favorable settlement of a supplier liability of $64,971 in the first quarter 2006. Lower fixed asset write-offs, higher profit sharing income and other miscellaneous income, partially offset by higher foreign exchange expense in 2006, also contributed.

Income Taxes

        The Company recorded a $118,341 provision for income taxes in 2006 relating to operating results for the year ended December 31, 2006 primarily as a result of the continued profitability of the Company’s Canadian subsidiary. No provision for income taxes was recorded in the year ended December 31, 2005 due to the net operating loss for the year and available net operating loss carry forwards.

Net Income (Loss)

        The Company generated net income of $668,739, or $0.03 per share basic and $0.03 per share diluted, in 2006 compared to a net loss of $1,099,990, or $0.09 loss per share (basic and diluted), in 2005.

Liquidity and Capital Resources

Operational Overview

        Net sales increased 22.3%, (18.6% adjusted for foreign exchange), as reported and 28.9% excluding the 2005 one-time sales benefit for appointment of an exclusive distributor for Canada in 2006 over 2005. This growth was driven by a sales increase in the U.S. of 58.7%, partially offset by a decrease in Canadian sales of 10.7% (17.7% adjusted for foreign exchange). Sales growth in the U.S. was driven by the addition of incremental Western Medical sales of $4,980,951 (since April 18, 2006) and the continued growth of the private label business. Skin care sales continue to deteriorate in the face of competitive pressure and a reduction of resources allocated to support the line. Sales for the balance of the U.S. product lines were down 3.6% year on year, with softness in the Derma advanced wound care and wound-closure and specialty securement devices being partially offset by growth in the impregnated gauze traditional wound care products. Excluding Western Medical sales, U.S. sales growth was 12.7%. Adjusted for the non-recurrence of an estimated $1,685,000 sales benefit related to the sale of inventory on hand to fill the distribution pipeline in conjunction with the appointment of an exclusive third party distributor for Canada in the second quarter of 2005, sales in Canada increased 4.0% (a decrease of 2.5% adjusted for foreign exchange). This performance is less than recent historical growth rates and reflects a very competitive marketplace for the Company’s line of traditional wound care products that make up the majority of Canada sales. Unit volume growth and successful product cost reduction efforts have enabled the Company to remain competitive in an environment of declining prices for its products. The Company continues to focus on contract compliance, exploring opportunities in other market segments (other than its traditional strength in the acute care segment) and working closely with its exclusive distributor to capitalize on sales growth opportunities presented by this relationship.

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

        Operating expenses increased 19.7% (17.5% adjusted for foreign exchange) in 2006 over 2005. The increase is attributable to incremental Western Medical costs (intangible asset amortization, planned sales and marketing and one-time integration expenses), non-cash equity based compensation expense commencing in 2006, planned increases in marketing and sales expenses in support of the Company’s growth initiatives and higher professional service fees as a result of increasing regulatory requirements. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        The Company has reported profitability in 2006. With the addition of the Western Medical business, anticipated Canadian sales improvement, continued growth of the private label business in the U.S. and the introduction of new products coupled with ongoing manufacturing cost reduction initiatives and operating expense management, the Company anticipates being able to continue this trend going forward.

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables and the business of Western Medical for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. In addition, the Company incurred a total of $819,052 of transaction costs related to the acquisition. The purchased assets consist of trade receivables, inventory, equipment and certain identifiable intangibles. To fund the purchase, the Company raised $5,803,304 (net of $568,952 in commissions and other offering expenses) from the private sale of 2,655,098 units at $2.40 per unit each unit consisting of four shares of common stock and one five-year warrant to purchase one share of common stock at $1.00 per share. In addition, the placement agent for the units received 754,806 five-year warrants each to purchase one share of common stock at $0.72 per share. The Company also received $1,000,000 in cash from a new three-year term loan that bears interest at prime plus 5% from its U.S. lender through an amendment to its existing three-year revolving credit facility. The amendment amends and restates various loan covenants of the revolving credit facility and increases the revolving credit facility cap from $2,000,000 to $3,500,000.

        Western Medical was a privately held manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. In 2005, Western Medical reported audited sales of $6,684,160, gross profit of $2,664,997 and pre-tax income of $838,865. Western Medical’s product line is complementary to, and will serve to expand, the Company’s existing basic wound care line. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company absorbed Western Medical’s business within its existing operating infrastructure incurring only modest incremental cost increases. Both of these initiatives are expected to increase the contribution of the Western Medical product line going forward.

        On August 3, 2006, the Company entered into an agreement to sell 2,000,000 shares of its common stock at $0.75 per share for a total selling price of $1,500,000 to an existing shareholder. The shareholder paid $500,000 on August 3, 2006 and the balance due of $1,000,000 with interest on December 5, 2006.

        The $500,000 received on August 3, 2006 was used to prepay (as permitted, without penalty) the U.S. term loan entered into in connection with the acquisition of Western Medical in April 2006. The $1,000,000 received on December 5, 2006 was used to repay the balance of the U.S. term loan outstanding and the balance will be used prospectively for general working capital purposes.

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

        In June 2005, the Company announced its intention to close its skin care manufacturing facility in St. Louis, Missouri and outsource the facility’s production with a view to reducing overhead and improving cost competitiveness. The facility was closed on schedule at the end of August 2005. In 2005, one-time closure related and ongoing costs of approximately $169,000 consisting of severance, lease costs, inventory write-offs, fixed asset write-offs and post closing maintenance costs were incurred. Ongoing estimated monthly lease and facility maintenance costs of $7,500, net of existing committed lease cost and estimated sub-lease income through lease expiration on January 31, 2007, are being expensed as incurred.

        On May 9, 2005 the Company entered into a five-year agreement expiring May 1, 2010 with a Canadian company to serve as the exclusive distributor of its products in Canada. The Company believes that the agreement will provide better service to its customers throughout Canada and greater opportunity for prospective sales and profit growth. In connection with implementing the agreement, the Company sold to the distributor its existing inventory of saleable finished product on hand to initially stock and maintain its distribution pipeline. Other than the one-time sale in May and June 2005 of its existing inventory on hand, which is estimated to represent two to three months sales, prospective sales are expected to resume historical trends affected only by existing market conditions and the growth opportunities inherent in the agreement. In addition, the Company incurred one-time costs consisting of severance and other costs to dismantle its distribution capabilities and sub-lease its distribution warehouse. A summary of the estimated one-time benefit and costs of the agreement recognized in the year ended December 31, 2005 (as restated) is outlined below:

Net Sales	$1,685,000
Cost of Sales	1,240,000

Gross Profit	445,000
Expenses	105,000

Pretax Income	$ 340,000

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

Cash Flow and Working Capital

        At December 31, 2006 and 2005, the Company had cash and cash equivalents on hand of $1,285,943 and $1,105,330, respectively. The $180,613 increase reflects net cash provided by operating activities of $1,999,179, net cash used in investing activities of $7,686,691, net cash provided in financing activities of $5,856,236 and cash provided as a result of exchange rate changes of $11,889. The December 31, 2006 cash balance reflects overall improved cash flow due to improving operations and the addition of the Western Medical business which was successfully absorbed into the Company while adding only a modest amount of incremental overhead expense. The increase in cash and cash equivalents is particularly significant given that the December 2005 cash balance was higher than normal due to the timing of receipt of a large Canadian receivable payment at year-end.

        Net cash provided by operating activities of $1,999,179 stems from $2,663,215 cash provided from operations (net income plus non cash items), partially offset by $664,036 cash used from the net change in operating assets and liabilities (excluding Western Medical operating assets and liabilities acquired as of the date of acquisition). Higher receivables, partially offset by a decrease in inventory and higher accounts payable and accrued expenses, were the main drivers behind the net change in ongoing operating assets and liabilities. The 2006 increase in receivables principally reflects the growing private label and Western Medical (post acquisition) sales and the fact that the 2005 year-end balance was unusually low due to receipt of a large payment at year-end. The increase in accounts payable principally reflects an increase in the level of inventory procurement activity to support the ongoing Western Medical business (post acquisition), an increase in the level of operating expenses in support of product development initiatives and higher professional service fees at year-end 2006. The decrease in inventory reflects the post acquisition reduction of Western Medical inventory as the inventory was integrated into the Company’s supply chain along with planned reductions in certain products to better balance inventory on hand with demand. In addition, at 2006 year-end the quantity of inventory on hand for some products was temporarily lower than normal due to unexpected increases in sales and production delays caused by the equipment and facility improvement activities underway at the Company’s manufacturing operation in Canada. The increase in accrued liabilities is attributable to bonus accruals.

        Net cash used in investing activities of $7,686,691 reflects funds used for the acquisition of Western Medical of $6,000,000 together with capitalized business acquisition related expenses of $769,675. In addition, $931,968 was expended principally on purchases of equipment at the Company’s manufacturing operation in Canada to expand manufacturing capability in response to an increase in private label business and to bring the manufacture of the Company’s wound closure-specialty securement device line of products in-house. Both of these initiatives are anticipated to generate an above average long term return on investment.

        Net cash provided in financing activities of $5,856,236 reflects cash received of $7,281,829, net of offering expenses of $590,407 from the private sale of common stock and warrants together with term loan proceeds of $1,000,000 from the Company’s U.S. lender, partially offset by Western Medical asset purchase related deferred financing costs of $48,722, together with the use of available funds to pay down the Company’s outstanding line of credit balance by $1,080,561, pre-pay the $1,000,000 U.S. term loan and make other regularly scheduled debt repayments of $296,310.

        Working capital increased $2,616,120, or 83.0%, at December 31, 2006 to $5,768,049 from $3,151,929 at December 31, 2005. The increase is principally attributable to the net working capital acquired as part of the Western Medical asset purchase and the net proceeds from the sale of stock in the second half of 2006 and improving operating performance. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

        In December 2006, the Company renewed its annual revolving credit facility agreement with its Canadian lender for a maximum principal amount of $430,000 ($500,000 Canadian). Maximum potential advances under the agreement at December 31, 2006 were $430,000. Advances outstanding against the agreement were zero at December 31, 2006, leaving $430,000 available for borrowing.

        In addition, the Canadian lender has granted Derma Sciences Canada Inc. a $644,000 ($750,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.’s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. Prepayment of advances in whole or in part are not permitted during the eighteen months following initial disbursement. Prepayment thereafter is permitted in whole or once per annum in part with thirty days written notice and payment of the greater of the following premium: (i) 3% of the principal amount prepaid; or (ii) three months interest on such principal at the loan interest rate in effect on the date prepayment is made. As of December 31, 2006, there were no outstanding advances against the line.

        On April 18, 2006 the Company entered into an amended three-year revolving credit facility agreement with its U.S. lender for a maximum principal amount of $3,500,000. Maximum potential advances under the agreement at December 31, 2006 were $2,860,000. Advances outstanding against the line were zero at December 31, 2006, leaving an additional $2,860,000 available for borrowing.

Prospective Assessment

        The Company’s objective is to continue to grow sales and gross profit in 2007. Beginning in 2005, the Company expanded its product development efforts. As a result of these efforts, the Company launched one new product in late 2006 and plans to launch additional new products in 2007. The April 2006 acquisition of the Western Medical business has had to date, and is expected to continue to have, a positive impact on the Company’s U.S. business going forward. Growth of the Company’s private label business is anticipated to continue as the existing business expands and new customers are brought on board. Plans are in place to better leverage existing opportunities in the Company’s basic and advanced wound care lines in the U.S. by working more closely with several key existing and potential new customers to increase business. In Canada, the exclusive distribution agreement continues to represent an opportunity for sales growth. In addition, in 2006 the Company renewed a five-year basic wound care supply agreement with a major Canadian buying group.

        The Company plans to build upon its recent success in the area of product cost savings. Higher throughput and improved operational efficiencies are expected to lower the Company’s overall internal cost of manufacturing going forward. The plan to bring the manufacture of the Company’s wound closure-specialty securement device line in-house at a savings versus existing third party sourced product costs is complete. The Company also anticipates realizing incremental savings in 2007 as the percentage of China sourced product sterilized in China increases. Subject to commodity driven cotton prices and fluctuations in foreign exchange, the Company anticipates continuing to build on its successful relationships in China to keep its basic wound care costs competitive.

        Given the recent Western Medical acquisition and planned growth over the foreseeable future, the Company is presently re-evaluating its personnel and infrastructure requirements needed to support the business going forward. Increases in personnel are anticipated in order to execute and manage planned business growth. In the area of information technology, the Company is presently is in the midst of a two to three year program to upgrade its capabilities. In addition, as a non-accelerated filer (as defined by the SEC), the Company is required to be in compliance with Sarbanes-Oxley regulations as of December 31, 2007. The Company is closely monitoring its requirements under Sarbanes-Oxley and will incur incremental one-time costs to comply during 2007 and through the first quarter 2008, with modest ongoing incremental cost thereafter. Steps will continue to be taken to monitor operating expenses and to limit spending in this area to that necessary to support existing operations.

        Going forward, capital expenditures will continue to be limited to those projects capable of generating an acceptable level of return and those necessary to support ongoing operations. The Company plans to continue to closely monitor inventory levels with the objective of properly balancing customer service requirements while minimizing its investment in inventory wherever possible.

        The Company believes that available funds from operations and available lines of credit will be sufficient to satisfy the Company’s foreseeable liquidity requirements through the next twelve months. In addition, the Company will continue to evaluate external opportunities to leverage its core capabilities for growth.

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

Revenue Recognition and Adjustments to Revenue

        Revenue is recognized when product is shipped and title passes to the customer and collectability is reasonably assured. When the Company recognizes revenue from the sale of its products, it simultaneously adjusts revenue for estimated trade rebates and distribution fees (in Canada). A trade rebate represents the difference between the invoice price to the wholesaler and the indirect customer’s contract price. These rebates are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with wholesale and indirect customers and other competitive factors. The Company pays its exclusive Canadian distributor a fixed fee based on sales subject to the fee (as defined) for distribution services in Canada. The distribution fee is accrued monthly based on the estimated percentage of distribution fee expense to net sales. If the assumptions used to calculate these rebates and fees do not appropriately reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted. The Company continually monitors the factors that influence these rebates and makes adjustments as necessary.

Goodwill

        At December 31, 2006, the Company had $2,441,542 of goodwill relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future. As discussed in Note 6 of the Company’s financial statements, in 2006 and 2005 the Company recorded goodwill impairment charges of $200,000 and $910,967, respectively, related to Sunshine Products goodwill.

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

Stock-Based Compensation

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company recognized stock-based employee compensation of $211,756 in the year ended December 31, 2006 under SFAS 123R. Assuming compensation expense had been determined based on the fair value at the grant date for all awards to employees, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123 and SFAS 123R, and amortized ratably over the vesting period, instead of the intrinsic value method under APB 25, the Company would have recorded compensation expense of $1,186,530 for the year ended December 31, 2005.

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

Factors Affecting Future Prospects

The potential increase in common shares due to the conversion, exercise or vesting of outstanding derivative securities may have a depressive effect upon the market value of the Company’s shares.

        Up to 15,773,032 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“derivative securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of derivative securities are substantial compared to the 25,258,335 shares of common stock currently outstanding.

        Earnings per share relative to the Company’s common stock, as and when generated, will be calculated assuming the issuance of all dilutive derivative securities. Earnings per share of common stock will be substantially diluted by the existence of these derivative securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

The Company has generated only nominal income and it cannot guarantee future profitability.

        The Company earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At December 31, 2006, the Company had an accumulated deficit of $13,417,281. Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2001 through 2006 are set forth in the table below:

Derma Sciences, Inc.Trading Range – Common Stock

Year	Low	High

2001	$0.22	$0.80
2002	$0.35	$0.85
2003	$0.35	$2.30
2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors; and
•	The loss of a major customer.

        Although all publicly traded securities are subject to price and volume fluctuations, it is likely that the Company’s common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

The Company has not paid, and is unlikely to pay in the near future, cash dividends on its securities.

        The Company has never paid any cash dividends on its common or preferred stock and does not anticipate paying cash dividends in the foreseeable future. The payment of dividends by the Company will depend on its future earnings, financial condition and such other business and economic factors as the Company’s management may consider relevant.

The Company’s foreign operations are essential to its economic success and are subject to various unique risks.

        The Company’s future operations and earnings will depend to a large extent on the results of its operations in Canada and its ability to maintain a continuous supply of basic wound care products from its operations and suppliers in China. While the Company does not envision any adverse change to operations in Canada and China, adverse changes to these operations, as a result of political, governmental, regulatory, economic, exchange rates, labor, logistical or other factors, could have an adverse effect on the Company’s future operating results.

The rate of reimbursement for the purchase of the Company’s products by government and private insurance is subject to change.

        Sales of several of the Company’s wound care products depend partly on the ability of its customers to obtain reimbursement for the cost of its products from government health administration agencies such as Medicare and Medicaid. Both government health administration agencies and private insurance firms continuously seek to reduce healthcare costs. These cost reduction efforts may adversely affect both the eligibility of the Company’s products for reimbursement and the rate of reimbursement. Although management believes that reimbursement policies relative to the Company’s products will remain stable for the foreseeable future, it can offer no assurance that the Company’s products will continue to be eligible for reimbursement indefinitely or that the rate of reimbursement will not be reduced.

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

If members of the Company’s management and their affiliates were to exercise all warrants and options held by them, and if substantially all of the restricted stock awards were granted to members of management and were to vest, members of management and their affiliates could acquire a majority of the voting stock of the Company.

        The executive officers and directors of the Company, together with institutions with which they are affiliated, own substantial amounts of the Company’s common stock, together with outstanding options and warrants to purchase the Company’s common stock. In addition, the Company has adopted, and its shareholders have approved, a restricted stock plan pursuant to which the Company’s outside directors and executive officers may be awarded up to 2,500,000 shares of restricted stock. Outside directors have been awarded to date 175,000 shares of restricted common stock that have not yet vested. Depending upon the warrants and options exercised by outside investors, if directors and affiliates were to exercise their options and warrants, and if additional shares of restricted stock are awarded to the Company’s directors and executive officers and such awards vest, members of management and their affiliates could obtain a majority of the Company’s voting stock. As a result, these officers, directors and affiliates of the Company would be in a position to significantly influence the strategic direction of the Company, the composition of its board of directors and the outcome of fundamental transactions requiring shareholder approval.

Government regulation plays a significant role in the Company’s ability to acquire and market products.

        Government regulation by the United States Food and Drug Administration and similar agencies in other countries is a significant factor in the development, manufacturing and marketing of many of the Company’s products and in the Company’s acquisition or licensing of new products. Complying with government regulations is often time consuming and expensive and may involve delays or actions adversely impacting the marketing and sale of the Company’s current or future products.

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

        The Company operates in an industry where technological developments occur at a rapid pace. The Company competes with a large number of established companies and institutions many of which have more capital, larger staffs and greater expertise than the Company. The companies with which the Company competes include Bristol Myers Squibb-Convatec, Smith & Nephew, Johnson & Johnson, 3M, Kendall, Hermitage, Medical Action, Cyprus, DeRoyal, Provon, Calgon Vestal-Steris, Chester Laboratories, Medicom and Medical Mart, together with a number of smaller companies. The Company’s competitors currently manufacture and distribute a variety of products that are in many respects comparable to those of the Company. While management has no specific knowledge of products under development by the Company’s competitors, it is possible that these competitors may develop technologies and products that are more effective than any the Company currently has. If this occurs, any of the Company’s products and technology affected by these developments could become obsolete.

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

Item 7. Consolidated Financial Statements

(1)     The Company’s previously issued financial statements for the year ended December 31, 2005 have been restated for the correction of errors related to the accounting for an exclusive distribution agreement in Canada. The restatement is more fully described in the Notes to the Consolidated Financial Statements.

Financial Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Derma Sciences, Inc.

We have audited the accompanying consolidated balance sheet of Derma Sciences, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. and Subsidiaries at December 31, 2006, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 30, 2007

Financial Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Derma Sciences, Inc.

We have audited the accompanying consolidated balance sheet of Derma Sciences, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. and Subsidiaries at December 31, 2005, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2005.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 24, 2006, except for Note 1, as to which the date is March 22, 2007

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS		(Restated)

Current Assets
Cash and cash equivalents	$ 1,285,943	$ 1,105,330
Accounts receivable, net	2,270,552	928,579
Inventories	4,678,107	3,868,663
Prepaid expenses and other current assets	279,864	210,288

Total current assets	8,514,466	6,112,860
Equipment and improvements, net	4,133,595	3,385,862
Goodwill	2,441,542	200,000
Other intangible assets, net	3,197,365	299,776
Other assets, net	218,953	299,688

Total Assets	$ 18,505,921	$ 10,298,186

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Line of credit borrowings	-	$ 1,080,561
Current maturities of long-term debt	338,155	285,945
Accounts payable	1,645,575	1,102,866
Accrued expenses and other current liabilities	762,687	491,559

Total current liabilities	2,746,417	2,960,931
Long-term debt	546,268	388,473
Other long-term liabilities	106,900	99,982
Deferred tax liability	128,324	–

Total Liabilities	3,527,909	3,449,386

Shareholders’ Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 at December 31, 2006
and 2005 (liquidation preference of $4,210,231 at December 31, 2006)	22,804	22,804
Common stock, $.01 par value, 50,000,000 and 30,000,000 shares authorized at December 31, 2006 and December 31, 2005, respectively;
issued and outstanding: 24,906,160 shares at December 31, 2006 and	249,062	122,858
12,285,768 shares at December 31, 2005
Additional paid-in capital	27,272,440	19,905,059
Accumulated other comprehensive income -
cumulative translation adjustments	850,987	884,099
Accumulated deficit	(13,417,281)	(14,086,020)

Total Shareholders’ Equity	14,978,012	6,848,800

Total Liabilities and Shareholders’ Equity	$ 18,505,921	$ 10,298,186

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005
		(Restated)

Net Sales	$ 27,887,391	$ 22,799,640
Cost of sales	18,235,003	15,756,053

Gross Profit	9,652,388	7,043,587

Operating expenses	8,339,227	6,966,037
Goodwill impairment	200,000	910,967
Total operating expenses	8,539,227	7,877,004
Interest expense	374,079	336,867
Other income, net	(47,998)	(70,294)

Total Expenses	8,865,308	8,143,577

Income (loss) before provision for income taxes	787,080	(1,099,990)
Provision for income taxes	118,341	–

Net Income (Loss)	$ 668,739	$ (1,099,990)

Income (loss) per common share – basic	$ 0.03	$ (0.09)

Income (loss) per common share – diluted	$ 0.03	$ (0.09)

Shares used in computing income (loss) per common share – basic	20,591,085	12,216,804

Shares used in computing income (loss) per common share – diluted	24,409,760	12,216,804

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Preferred Shares Issued	Common Shares Issued	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balance, December 31, 2004	2,280,407	11,079,007	$ 22,804	$ 110,790	$19,371,225	$699,960	$(12,986,030)	$ 7,218,749

Net loss							(1,099,990)	(1,099,990)
Foreign currency translation adjustment						184,139		184,139
Comprehensive loss – total								(915,851)
Issuance of common stock in
private placement, net of issuance
costs of $80,692		1,205,000		12,050	509,758			521,808
Adjustment of shares issued and issuable
in connection with acquisition		1,761		18	(18)
Employee stock option expense					24,094			24,094

Balance, December 31, 2005 (Restated)	2,280,407	12,285,768	$ 22,804	$ 122,858	$19,905,059	$884,099	$(14,086,020)	$ 6,848,800

Net income							668,739	668,739
Foreign currency translation adjustment						(33,112)		(33,112)
Comprehensive income - total								635,627
Issuance of common stock in
private placements, net of issuance
costs of $590,407		12,620,392		126,204	7,155,625			7,281,829
Employee stock option expense					211,756			211,756

Balance, December 31, 2006	2,280,407	24,906,160	$ 22,804	$ 249,062	$27,272,440	$850,987	$(13,417,281)	$14,978,012

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005
		(Restated)

Operating Activities
Net income (loss)	$ 668,739	$(1,099,990)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation of equipment and improvements	611,229	490,274
Amortization of intangible assets	402,411	84,136
Amortization of deferred financing costs	86,234	71,598
Provision for bad debts and rebates	305,825	1,196,504
Provision for cash discounts and sales returns	24,500	–
Provision for distribution fee	4,096	282,394
Provision for inventory obsolescence	73,497	289,946
Goodwill impairment	200,000	910,967
Loss on disposal of equipment	19,624	65,753
Deferred rent expense	6,934	39,037
Compensation charge for employee stock options	181,494	24,094
Compensation charge for restricted stock	30,262	–
Gain on settlement of accounts payable	(64,971)	–
Deferred tax provision	113,341	–
Changes in operating assets and liabilities:
Accounts receivable	(1,197,229)	159,163
Inventories	252,488	808,849
Prepaid expenses and other current assets	(83,997)	(11,412)
Other assets	43,245	(84,956)
Accounts payable	65,125	(157,491)
Accrued expenses and other current liabilities	256,332	(118,208)
Other long-term liabilities	–	7,356

Net cash provided by operating activities	1,999,179	2,958,014

Investing Activities
Acquisition of Western Medical, Inc. assets	(6,000,000)	–
Costs of acquiring Western Medical, Inc.	(769,675)	(49,376)
Purchase of equipment and improvements	(931,968)	(223,754)
Proceeds from sale of equipment	14,952	34,460

Net cash used in investing activities	(7,686,691)	(238,670)

Financing Activities
U.S. term loan proceeds	1,000,000	–
Net change in bank line of credit	(1,080,561)	(1,682,388)
Deferred financing costs	(48,722)	(116,590)
Long-term debt repayments	(1,296,310)	(445,919)
Proceeds from issuance of stock, net of issuance costs	7,281,829	521,808

Net cash provided by (used in) financing activities	5,856,236	(1,723,089)

Effect of exchange rate changes on cash	11,889	62,567

Net increase in cash and cash equivalents	180,613	1,058,822
Cash and cash equivalents
Beginning of year	1,105,330	46,508

End of year	$ 1,285,943	$ 1,105,330

Supplemental disclosures of cash flow information:
Issuance of promissory note in connection with acquisition of
Western Medical, Inc. (see Note 2)	$ 500,000	–
Cash paid during the year for:
Interest	$ 297,720	$ 291,209

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the “Company”) are full line providers of wound care, wound closure and specialty securement devices and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s U.S. distribution facility is located in St. Louis, Missouri, while the Company’s Canadian distribution facility is located in Toronto. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

        Restatement of Financial Statements

        In May 2005, the Company entered into a five-year distribution agreement with a Canadian company to serve as the Company’s exclusive distributor in Canada (see Note 19). Prior to October 1, 2006, the Company classified this distribution fee in operating expenses. The Company has since concluded that this fee should be classified as an adjustment to gross sales in arriving at net sales, similar to trade rebates and other adjustments to gross sales. Further, the Company has concluded that the distribution fee should be accrued and expensed at the time of sale. Previously the Company expensed the fee when billed by the distributor to the Company. Accrued distribution fees are recorded as a credit to accounts receivable on the consolidated balance sheet. Previously, accrued distribution fees were recorded in accounts payable on the consolidated balance sheet. As a result of the foregoing errors, the Company has restated its financial statements and accompanying notes for the correction of these errors in the application of U.S. generally accepted accounting principles. A summary of the restatement impact on the consolidated balance sheet at December 31, 2005 and on the consolidated statement of operations for the year ended December 31, 2005 is outlined below:

	December 31, 2005
	As Previously Reported	As Restated	Change
Selected consolidated balance sheet data:

Total current assets	$6,409,920	$6,112,860	$(297,060)
Total assets	$10,595,246	$10,298,186	$(297,060)
Total current liabilities	$3,055,127	$2,960,931	$(94,196)
Total liabilities	$3,543,582	$3,449,386	$(94,196)
Total shareholders’ equity	$7,051,664	$6,848,800	$(202,864)

        The $297,060 adjustment to total current assets and total assets represents incremental accrued distribution fees of $202,864 and a reclassification of $94,196 previously accrued distribution fees. The $94,196 adjustment to total current liabilities and total liabilities represents a reclassification of previously accrued distribution fees from accounts payable to a credit to accounts receivable. The $202,864 restatement to total shareholders equity represents the incremental accrued distribution fee expense of $190,886 together with $11,978 of cumulative translation adjustment associated with the restatement.

	Year Ended December 31, 2005
	As Previously Reported	As Restated	Change
Selected consolidated statement of operations data:

Net sales	$23,545,475	$22,799,640	$(745,835)
Gross profit	7,789,422	7,043,587	(745,835)
Total expenses	8,698,526	8,143,577	554,949
Net loss	$(909,104)	$(1,099,990)	$(190,886)
Loss per common share – basic and diluted	$(0.07)	$(0.09)	$(0.02)

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The $745,835 credit to net sales represents the total of the incremental accrued distribution fees of $190,886 together with the reclassification of $554,949 of distribution fee expense that was previously recorded in operating expenses.

        A summary of the restatement for the quarterly periods ended June 30, 2005 (unaudited) and September 30, 2005 (unaudited) and the year ended December 31, 2005 (audited) and the unaudited quarterly periods for the first three quarters of 2006 are outlined in Note 21.

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

        Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). For the Company’s Canadian subsidiary, whose functional currency is the Canadian dollar, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in $60,055 and $22,423 of expense for the years ended December 31, 2006 and 2005, respectively.

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

        Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short term nature. The fair value of the Company’s long-term debt approximates book value as such notes are at market rates currently available to the Company.

        Other Intangible Assets – Patents and trademarks and other intangible assets with definite lives are stated on the basis of cost or fair value as determined as of the date of acquisition. Patent and trademarks are amortized over 12 to 17 years on a straight-line basis. Other intangible assets consisting of product rights, formulations and specifications, regulatory approvals, customer lists and non-compete agreements are amortized over 5 to 10 years on a straight-line basis.

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

        Goodwill — The Company tests goodwill for impairment using the two-step process prescribed by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. If the first step indicates an impairment, i.e. when the carrying value exceeds the fair value, then the second step is required to determine the implied fair value of goodwill. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination. The allocation is to be performed as if the reporting unit had just been acquired and the fair value of the unit was the purchase price. The goodwill impairment equals the carrying value of goodwill less the implied fair value of goodwill.

        In connection with the acquisition of Western Medical in April 2006 (see Note 2), the Company recorded goodwill of $2,441,542 representing the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. The Western Medical products acquired in connection with the acquisition consist of a line of medical textile compression, support and protective dressings which are included in the Company’s wound care segment. For tax purposes, the Western Medical goodwill is deductible and is being amortized over fifteen years.

        As stated in Note 6, the Company recorded goodwill impairment charges of $200,000 and $910,967, respectively, in 2006 and 2005 related to its Sunshine Products (“Sunshine”) product line.

        Stock-Based Compensation — Effective January 1, 2006 the Company adopted SFAS 123R which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        On December 30, 2005, the Board of Directors approved the acceleration of vesting of unvested stock options held by officers, directors and employees of the Company. The vesting of options to purchase 828,533 shares of common stock, with exercise prices ranging from $0.37 to $1.70 per share and with a weighted average exercise price of $0.80 per share, was accelerated. Of the options whose vesting was accelerated, 116,250 options were “in the money” when compared to a per share market price of $0.43, representing the closing price of the Company’s stock on December 29, 2005. No charge was recorded for the vesting of the in the money options as, in the opinion of management, all of these options would have ultimately vested pursuant to the options’ original vesting schedule. The decision to accelerate the vesting of the foregoing options was made primarily to reduce non-cash compensation expense of approximately $422,000 that would otherwise have been recorded in future periods in compliance with SFAS 123(R).

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

        Revenue Recognition — The Company operates in three segments: wound care, wound closure and specialty securement devices and skin care. Sales are recorded when product is shipped, title passes to customers and collectability is reasonably assured. Gross sales are adjusted for cash discounts, returns and allowances, trade rebates, distribution fees (in Canada) and other sales deductions in the same period that the related sales are recorded. Freight costs billed to and reimbursed by customers are recorded as a component of revenue. Freight costs to ship product to customers are recorded as a component of cost of sales.

        Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred and were $353,583 and $304,690 in 2006 and 2005, respectively.

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the year ended December 31, 2005 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute diluted income per common share for the year ended December 31, 2006 and 2005 are outlined below:

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

	Year Ended December 31,
	2006	2005

Weighted average common shares
outstanding – basic	20,591,085	12,216,804
Dilutive shares attributable to:
Convertible preferred stock	2,280,407	–
Restricted common stock	112,192	–
Warrants	299,329	–
Stock options	1,126,747	–

Sub-total dilutive shares	3,818,675	–

Weighted average common shares
outstanding – diluted	24,409,760	12,216,804

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2006	2005

Dilutive shares:
Preferred stock	–	2,280,407
Stock options	2,161,155	5,773,280
Warrants	5,415,098	4,069,441

Total dilutive shares	7,576,253	12,123,128

        Recently Issued Accounting Pronouncements – In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

        Reclassifications – Certain reclassifications have been made to prior year reported amounts to conform with the 2006 presentation.

2.     Acquisition of Western Medical, Inc.

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables and the business of Western Medical, Inc. (“Western Medical”) for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. In addition, the Company incurred a total of $819,052 of transaction costs related to the acquisition. The purchased assets consist of trade receivables, inventories, equipment and certain identifiable intangibles. To fund the purchase, the Company raised $5,803,304 (net of $568,932 in commissions and other offering expenses) from the private sale of 2,655,098 units (the “Units”) at $2.40 per Unit, each Unit consisting of four shares of common stock and one five-year warrant to purchase one share of common stock at $1.00 per share. In addition, the placement agent for the Units received 754,806 five-year warrants each to purchase one share of common stock at $0.72 per share. The Company also received $1,000,000 in cash from a new term loan that bears interest at prime plus 5% from its U.S. lender through an amendment to its existing three-year revolving credit facility.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Western Medical was a privately held manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. For the year ended December 31, 2005, Western Medical reported audited sales of $6,684,160, gross profit of $2,664,997 and net income of $838,865. Western Medical’s product line is complementary to and will serve to expand the Company’s existing basic wound care line. The Company anticipates being able to leverage cross selling opportunities presented by the acquisition to grow sales. In addition, the Company anticipates being able to absorb Western Medical’s business within its existing operating infrastructure. Both of these initiatives are anticipated to increase the contribution of the business going forward.

        The acquisition has been accounted for under the purchase method. Accordingly, the results of operations of Western Medical have been included in the consolidated financial statements commencing April 18, 2006. A final purchase price and allocation of the purchase price are outlined below:

Purchase Price:

Cash paid	$ 6,000,000
Promissory note bearing interest at 12%	500,000
Transaction costs	819,052

Total	$ 7,319,052

Allocation of Purchase Price:

Trade receivables	$ 483,465
Inventory	1,179,233
Equipment	483,932
Goodwill	2,441,542
Identifiable intangibles subject to amortization	3,300,000
Accounts payable	(569,120)

Total	$ 7,319,052

        The allocation of the purchase price to the assets acquired and liabilities assumed as reflected in the consolidated financial statements is based on finalization of the Company’s valuation study to establish the fair market value of the assets, liabilities and the identifiable intangible assets and goodwill acquired. The identifiable intangible assets acquired consist of customer lists, trademarks and a non-compete agreement. The final valuation of the tangible assets acquired and liabilities assumed did not differ significantly from the preliminary valuation.

        Management is responsible for the determination of the fair market value of the net assets acquired and management considered a number of factors including an independent valuation and appraisals. See Note 7 for additional information concerning other identifiable intangible assets. Based on the final valuation, the annual amortization of identifiable intangible assets will be $450,000 versus the $432,000 estimated in the preliminary valuation. Identifiable intangible asset amortization expense was adjusted through December 31, 2006 to agree with the final valuation.

        The Company retained certain Western Medical personnel through May 31, 2006 to perform sales and marketing transition services with respect to the products acquired from Western Medical. In addition, the Company entered into a one year sales and marketing agreement effective April 2006 with an affiliate of Western Medical to provide sales and marketing consulting services relative to the products acquired by the Company. The sales and marketing agreement requires payments of $15,000 monthly for the first four months and $7,500 for the last eight months of the agreement’s term.

Financial Index

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

	Year Ended December 31,
	2006	2005
	(Unaudited)

Revenues	$29,687,924	$29,483,800

Net income (loss)	$877,692	$(286,286)
Net income (loss) per common share:

Basic	$0.04	(0.01)
Diluted	$0.04	(0.01)

3.     Accounts Receivable

        Accounts receivable include the following:

	December 31,
	2006	2005 Restated

Trade accounts receivable	$ 4,223,995	$ 2,619,581
Less: Allowance for doubtful accounts	(81,425)	(79,841)
Allowance for trade rebates	(1,727,559)	(1,404,290)
Allowance for distribution fee	(300,438)	(297,060)
Allowance for cash discounts and returns	(24,500)	–
Net trade receivables	2,090,073	838,390
Other receivables	180,479	90,189

Total receivables	$ 2,270,552	$ 928,579

4.     Inventories

        Inventories include the following:

	December 31,
	2006	2005

Finished goods	$2,784,612	$2,516,114
Work in process	92,780	144,390
Packaging materials	777,046	398,463
Raw materials	1,023,669	809,696

Total inventory	$4,678,107	$3,868,663

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

5.     Equipment and Improvements, net

        Equipment and improvements include the following:

	December 31,
	2006	2005

Machinery and equipment	$ 4,408,244	$ 3,337,306
Furniture and fixtures	274,299	245,357
Leasehold improvements	1,112,897	887,286
	5,795,440	4,469,949
Less: accumulated depreciation	(1,661,845)	(1,084,087)

Total equipment and improvements, net	$ 4,133,595	$ 3,385,862

        Included in equipment and improvements at December 31, 2006 was machinery and equipment with a cost of $221,518 and accumulated amortization of $86,321 attributable to leased equipment. Amortization of assets under capital leases is included in depreciation expense.

6.     Goodwill Impairment

        In connection with the acquisition of Sunshine in 1998, the Company recorded goodwill representing the excess of the purchase price over the fair value of the identifiable assets acquired. The Sunshine products (the “Product Line”) acquired in connection with this acquisition consist of hair and body soaps, lotions and moisturizers and skin cleansers that comprise approximately 95% of the Company’s skin care segment. At December 31, 2004, the carrying value of this goodwill was $1,110,967.

        In 2005 and 2006, the Product Line continued to experience competitive pressure leading to declining sales and gross profit. Despite various attempts to improve the financial performance of the Product Line, the Company has been unable to overcome the sales and marketing breadth and product cost advantage held by its larger competitors. Utilizing the Company’s methodology for evaluating goodwill impairment (see Note 1), the results of the 2006 and 2005 goodwill impairment tests are outlined below:

	2006	2005

Fair value of reporting unit with goodwill	$275,000	$ 624,000
Less fair value of assets and liabilities,
excluding goodwill, and including
unrecognized intangible assets of $60,000
in 2006 and 2005	275,000	424,000
Implied value of goodwill	–	200,000
Carrying amount of goodwill	200,000	1,110,967

Goodwill impairment	$200,000	$ 910,967

        Excluding goodwill, the Company believes the balance of the assets and liabilities related to the Product Line are fairly valued and recovery is reasonably assured. In 2006, the Company updated its evaluation of the prospective sale price of the Product Line excluding the fair value of any unrecorded intangible assets (customer lists, intellectual property etc.). In 2006, the sale value is comparable to the value of the unrecognized intangible assets and, accordingly, the implied value of goodwill is zero.

        The goodwill impairment of $200,000 in 2006 and $910,967 in 2005 has been recorded as a separate line item within the consolidated statement of operations. As the Company purchased the outstanding stock of Sunshine when it acquired the company, the impairment write-downs are non-deductible for tax purposes. Accordingly, no tax benefit has been provided relative to the impairment losses.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

7.     Other Intangible Assets, net

        Other intangible assets, net include the following:

	December 31,
	2006	2005

Patents and trademarks	$ 444,067	$ 444,067
Other intangible assets	3,642,797	342,797

Gross other intangible assets	4,086,864	786,864
Less accumulated amortization	(889,499)	(487,088)

Other intangible assets, net	$ 3,197,365	$ 299,776

        In connection with the April 18, 2006 acquisition of certain assets and assumption of trade payables and the business of Western Medical, the Company allocated $3,300,000 of the purchase price to identifiable intangible assets as outlined below:

	Fair Value	Annual Amortization	Amortization Period

Trademarks	$ 600,000	$ 60,000	10 years
Customer list	1,500,000	150,000	10 years
Non-compete agreement	1,200,000	240,000	5 years

Total	$3,300,000	$450,000

        Amortization expense recorded in 2006 related to the Western Medical identifiable intangible assets acquired was $318,750.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The weighted average useful life of patent and trademarks and other intangibles as of December 31, 2006 is 2.6 years and 6.0 years, respectively. Actual amortization expense for 2006 and 2005 and estimated thereafter by year is outlined below:

	Patents and Trademarks	Other Intangibles	Total

Actual amortization expense for year ended December 31, 2006	$15,148	$ 387,263	$ 402,411

Actual amortization expense for year ended December 31, 2005	$15,614	$ 68,522	$ 84,136

Estimated amortization expense for years ending December 31,

2007	$29,639	$ 518,513	$ 548,152
2008	29,639	518,513	548,152
2009	17,935	451,876	469,811
2010	–	450,000	450,000
2011	–	280,000	280,000
Thereafter	–	901,250	901,250

Total	$77,213	$3,120,152	$3,197,365

8.     Other Assets, net

        Other assets, net include the following:

	December 31,
	2006	2005

Deferred financing costs, net	$104,198	$ 92,235
Deposits	67,360	67,777
Long-term receivable	47,395	90,300
Other deferred costs	–	49,376

Total other assets, net	$218,953	$299,688

        Deferred financing costs related to the U.S. and Canadian credit facilities are being amortized over the terms of the related facility.

9.     Line of Credit Borrowings

        Short-term borrowings include the following:

	December 31,
	2006	2005

U.S. line of credit	$ –	$1,080,561
Canadian line of credit	–	–

Total line of credit borrowings	$ –	$1,080,561

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

      U.S. Line of Credit

        In connection with the acquisition of Western Medical (see Note 2), the Company entered into an amended three-year revolving credit facility agreement (the “Agreement”) dated April 18, 2006. The amended Agreement provides for maximum borrowings of $3,500,000 with its U.S. lender. The Agreement replaces the $2,000,000 revolving credit facility that the Company entered into on January 31, 2005. At December 31, 2006 and 2005, zero and $1,080,561, respectively, were outstanding under the Agreement. Advances will be utilized to fund general working capital requirements, new product development and marketing efforts and strategic initiatives.

        The Company may request advances under the Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.0%, but not less than 7.50% per annum. At December 31, 2006, the effective interest rate was 10.25%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $3,500,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Over the term of the Agreement, the Company has agreed to comply with certain financial covenants. As it pertains to the Company’s U.S. operations, cash collections may not be less than a defined amount each calendar month. In addition, at all times the Company’s cash on hand (including unused borrowing capacity under the Agreement) must not be less than $200,000. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Agreement. At December 31, 2006, the Company was not in compliance with its minimum EBITDA and fixed charge ratio financial covenants. The U.S. lender agreed to waive these covenant violations.

        At December 31, 2005, based upon consolidated operating results for October, 2005 through February, 2006, the Company was out of compliance with its EBITDA and fixed charge ratio covenants as amended effective June 30, 2005. The U.S. lender agreed to waive these covenant violations.

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

      Canadian Line of Credit

        In December 2006, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $430,000 ($500,000 Canadian) with its Canadian lender. At December 31, 2006 and 2005, the outstanding balances under the Canadian Agreement were zero. Derma Sciences Canada Inc. may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $343,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 1.0%, or 7.0% for Canadian dollar advances and 9.75% for U.S. dollar denominated advances at December 31, 2006. The line of credit also provides for direct advances in U.S. dollars limited to the U.S. dollar equivalent of $343,000 ($400,000 Canadian). Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Over the term of the Canadian Agreement, the Company has agreed to comply with certain financial covenants. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $430,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default. At December 31, 2006 the Company was in compliance with its Canadian line of credit covenants.

10.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

	December 31,
	2006	2005

Accrued compensation and related taxes	$472,402	$124,718
Accrued administrative fees	166,857	215,357
Other	123,428	151,484

Total accrued expenses and other current liabilities	$762,687	$491,559

11.    Long-Term Debt

        Long-term debt includes the following:

	December 31,
	2006	2005

Canadian term loan	$295,881	$533,809
Promissory note	500,000	–
Capital lease obligations	88,542	140,609

Total debt	884,423	674,418

Less: current maturities	338,155	285,945

Long-term debt	$546,268	$388,473

        The following are Canadian term loan and promissory note maturities over the next three years:

Year Ending December 31,	Canadian Term Loan and Promissory Note

2007	$295,881
2008	–
2009	500,000

Total term loan obligations	795,881
Less: current maturities	295,881

Long-term loan obligations	$500,000

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Canadian Term Loan

        In connection with the acquisition of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with its Canadian lender. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 7.25% at December 31, 2006. The term loan is secured by all tangible and intangible assets of Derma Sciences Canada Inc. and is subject to the same conditions applicable to the Canadian operating line of credit (see Note 9).

        In addition, the Canadian lender has granted in 2006 Derma Sciences Canada Inc. a $644,000 ($750,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.’s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. Prepayment of advances in whole or in part are not permitted during the eighteen months following initial disbursement. Prepayment thereafter is permitted in whole or once per annum in part with thirty days written notice and payment of the greater of the following premium: (i) 3% of the principal amount prepaid; or (ii) three months interest on such principal at the loan interest rate in effect on the date prepayment is made. As of December 31, 2006, there were no outstanding advances against the line.

      Promissory Note

        In connection with the acquisition of Western Medical in April 2006, a portion of the purchase price was paid via a three-year unsecured promissory note issued to the seller. The principal amount of the promissory note, together with simple interest of 12%, is payable in 11 quarterly installments of interest only in the amount of $15,000 and a final payment of accrued interest of $15,000 and the principal balance of $500,000 on April 18, 2009. The promissory note may be prepaid in part or in full at any time without penalty.

        Capital Lease Obligations

        The Company has three capital lease obligations for certain distribution and computer equipment totaling $88,542 as of December 31, 2006. The capital lease obligations bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

        The future minimum lease payments required under the capital leases and the present value of the minimum lease payments as of December 31, 2006 are as follows:

Year Ending December 31,	Capital Lease Obligations

2007	$47,364
2008	38,925
2009	9,731

Total minimum lease payments	96,020
Less: Amount representing interest	7,478

Present value of capital lease obligations	88,542
Less: Current maturities of capital lease obligations	42,274

Long-term capital lease obligations	$46,268

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        U.S. Term Loan

        In connection with the acquisition of Western Medical (see Note 2) in April 2006, the Company entered into a three-year term loan agreement for $1,000,000 with its U.S. lender. Utilizing funds received from the sale of common stock (see Note 12) on August 4 and December 14, 2006, the Company accelerated, without penalty, the payment of the $1,000,000 loan. Upon full repayment of the loan, the Company paid the U.S. lender a $10,000 termination fee.

12.    Shareholders’ Equity

        Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at December 31, 2006. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at December 31, 2006. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at December 31, 2006. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at December 31, 2006. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

        Common Stock

        On May 11, 2006, the Company increased the number of authorized shares of common stock from 30,000,000 to 50,000,000.

        During 2006, the Company raised $5,803,304 (net of $568,932 in commission and other offering expenses) from a private offering of 2,655,098 units (10,620,392 shares in total) at $2.40 per unit, each unit consisting of four shares of the Company’s common stock and one five-year Series H warrant (2,655,098 warrants in total) to purchase one share of common stock at the price of $1.00. In addition, the placement agent received 754,806 five-year Series I warrants to purchase one share of common stock at $0.72. Total common shares outstanding increased from 12,285,768 before the transaction to 22,906,160 afterwards. The funds were used for the acquisition of certain assets of Western Medical.

        On August 3, 2006, the Company entered into an agreement to sell 2,000,000 shares of its common stock at $0.75 per share for a total sales price of $1,500,000 to an existing shareholder (the “Purchaser”). The Purchaser paid $500,000 on August 3, 2006 and paid the balance due of $1,000,000, together with interest thereon at the annual rate of 2.5%, or $8,500, on December 5, 2006. The Company raised $1,478,525 (net of $21,475 in offering expenses) related to this offering. A portion of the proceeds from this offering was used to pay off the U.S. term loan entered into in connection with the acquisition of Western Medical (see Note 2).

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

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Stock Purchase Warrants

        At December 31, 2006, the Company had warrants outstanding to purchase 7,479,345 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

F	1,309,441	$0.57	January 6, 2007
G	2,760,000	$1.05	December 31, 2008
H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011

Total	7,479,345

        In April 2006, the Company issued 2,655,098 series H warrants and 754,806 series I warrants in connection with the acquisition of certain assets of Western Medical (see Note 2).

        Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 5,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Options under the plan to purchase 585,000 shares of common stock were granted to officers, directors, agents and employees in 2006 with exercise prices ranging from $0.70 to $0.83 per share and 20,000 options were forfeited. As of December 31, 2006, options to purchase 3,601,625 shares of the Company’s common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of December 31, 2006, non-plan options to purchase 2,236,655 shares of the Company’s common stock were issued and outstanding. In September 2006, 500,000 options granted to a former employee expired.

        For the years ended December 31, 2006 and 2005 the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005

Risk-free interest rate	4.56%	4.13%
Volatility factor	127%	137%
Dividend yield	0%	0%
Expected option life (years)	6.25	5
Contractual life (years)	10	10

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        In both 2006 and 2005, the risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. In 2006 and 2005, the volatility factor was calculated based on the seventy-five and sixty month-end closing prices of the Company’s common stock preceding the month of stock option grant, respectively. Effective January 1, 2006, the Company adopted based on guidance from Staff Accounting Bulletin 107, a stock option life of 6.25 years. As a result, the Company also adopted on January 1, 2006, a seventy-five month volatility period to coincide with the expected stock option life. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company effective January 1, 2006 has assumed an annualized forfeiture rate of 1.0% for all options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        A summary of the Company’s stock option activity and related information for the years ended December 31, 2006 and 2005 follows:

	2006		2005

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	5,773,280	$0.92	4,464,655	$1.06
Granted	585,000	$0.74	1,526,000	$0.48
Forfeited/Expired	(520,000)	$0.51	(217,375)	$0.72

Outstanding - end of year	5,838,280	$0.94	5,773,280	$0.92

Exercisable at end of year	5,533,280	$0.95	5,773,280	$0.92

        The weighted average fair value per share of options granted during 2006 and 2005 was $0.67 and $0.48, respectively. The fair value of options vested during 2006 was $113,737.

        The following table summarizes information related to stock options outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/06	Weighted-Average Exercise Price

$0.37 - $0.50	2,186,125	6.9	$0.45	2,186,125	$0.45
$0.51 - $0.75	2,076,000	6.1	$0.63	1,891,000	$0.63
$0.83 - $1.20	930,000	6.1	$0.91	810,000	$0.92
$1.55 - $1.70	366,500	6.8	$1.64	366,500	$1.64
$1.71 - $12.50	279,655	1.5	$6.20	279,655	$6.20

	5,838,280	6.2		5,533,280

        For the years ended December 31, 2006 and 2005, no income tax benefit was recognized related to stock option activity.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        During the year ended December 31, 2006, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

Cost of sales	$ 16,030
Operating expenses	165,464

Total stock option compensation expense	$181,494

        As of December 31, 2006, there was $192,011 of total unrecognized compensation cost related to nonvested share-based awards granted under the Plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 2.25 years.

        The Company’s net loss and loss per common share and pro forma net loss and loss per common share assuming compensation expense had been determined for the year ended December 31, 2005 based on the fair value at the grant date for all awards, using the Black-Scholes option pricing model consistent with the provisions of SFAS 123, and amortized ratably over the vesting period, instead of the intrinsic value method under APB 25, are set forth below:

Net loss – as restated	$(1,099,990)
Add: stock-based employee compensation expense
included in reported net loss	24,094
Deduct: pro forma compensation expense	(1,186,530)

Pro forma net loss – as restated	$(2,262,426)

Loss per common share – basic and diluted
As restated	$ (0.09)
Pro forma	$ (0.19)

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

        In May 2005, the Company modified the terms of a retired employee’s stock option agreement to provide for the continued vesting in accordance with the terms of the subject stock option agreement to the same extent as if the employee’s employment had continued indefinitely. In connection with this modification, the Company recorded a non-cash charge of $1,000 to compensation expense.

        Shares Reserved for Future Issuance

        At December 31, 2006, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	1,398,375
Common stock options outstanding	5,838,280
Common stock warrants outstanding (series F - I)	7,479,345
Restricted common stock available for grant	2,325,000
Restricted common stock grants	175,000

Total common stock shares reserved	19,496,407

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250. The fair market value of the grant is being recognized to compensation expense over the three-year service period. For the year ended December 31, 2006, $30,262 was recorded in operating expenses for these grants.

        A summary of restricted common stock activity as of December 31, 2006, and the changes during the year then ended, is presented below:

Restricted Common Stock	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	0	0

Granted	175,000	$0.83

Nonvested at December 31, 2006	175,000	$0.83

        At December 31, 2006, the weighted-average remaining contractual term for the restricted common stock grant is 2.36 years.

13.    Operating Segments

        The Company consists of three operating segments: wound care, wound closure and specialty securement devices and skin care. Products in the wound care segment consist of basic and advanced dressings, ointments and sprays. Wound closure and specialty securement device products include wound closure strips, nasal tube fasteners and a variety of catheter fasteners. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers.

        Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. The manufacture of basic and advanced wound care products, along with wound closure and specialty securement device products, is both accomplished internally and outsourced, while the manufacture of skin care products is totally outsourced. Basic wound care products and the majority of advanced wound care products are manufactured in-house. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Segment sales, gross profit and other related information for 2006 and 2005 are as follows:

Year Ended December 31, 2006

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$24,367,164	$2,403,019	$1,117,208	–	$ 27,887,391

Gross profit	8,431,092	1,177,687	43,609	–	9,652,388
Total expenses	–	–	–	$(8,983,649)	(8,983,649)

Net income					$ 668,739

Net long-lived assets	$ 9,341,294	$ 163,076	$ –	$ 268,132	$ 9,772,502

Year Ended December 31, 2005 (Restated)

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$ 18,621,069	$2,676,979	$ 1,501,592	–	$ 22,799,640

Gross profit (loss)	5,786,967	1,358,577	(101,957)	–	7,043,587
Total expenses	–	–	–	$(8,143,577)	(8,143,577)

Net loss					$(1,099,990)

Net long-lived assets	$ 3,311,128	$ 58,450	$ 200,000	$ 316,060	$ 3,885,638

        Long-lived assets consist of equipment and improvements, other intangible assets and goodwill. Wound care long-lived assets consist principally of Derma Sciences Canada Inc. equipment and improvements, other identifiable intangible assets and goodwill. The significant increase in wound care net long-lived assets in 2006 relates to other identifiable intangible assets and goodwill acquired in connection with the Western Medical acquisition (see Note 2). Wound closure and specialty securement products are both outsourced and manufactured internally starting in the second half of 2005. Skin care long-lived assets in 2005 consist of goodwill associated with the acquisition of Sunshine Products, Inc. In 2005, the Company closed its skin care manufacturing facility and outsourced the facility’s production with a view to reducing overhead and improving cost competitiveness. In connection with the closure, the Company sold or transferred the long-lived assets (excluding goodwill) associated with the skin care segment. In addition, the Company determined that the Sunshine goodwill was impaired and recorded a charge of $200,000 and $910,967, respectively, in 2006 and 2005 (see Note 6). Corporate headquarters and the Company’s U.S. distribution center equipment and improvements are included in the Other column since they service all three operating segments.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        A geographical breakdown of the Company’s sales, gross profit and long-lived assets is outlined below:

2006	United States	Canada	Other	Total

Net sales	$15,981,237	$10,680,639	$1,225,515	$27,887,391
Gross profit	$ 6,047,105	$ 3,176,353	$ 428,930	$ 9,652,388
Net long-lived assets	$ 5,907,039	$ 3,461,824	$ 403,639	$ 9,772,502

2005 Restated

Net sales	$ 9,893,704	$11,954,156	$ 951,780	$22,799,640
Gross profit	$ 3,611,738	$ 3,098,726	$ 333,123	$ 7,043,587
Net long-lived assets	$ 816,318	$ 3,031,311	$ 38,009	$ 3,885,638

        Other sales and gross profit relate principally to wound closure and specialty securement devices sales in Europe and are invoiced by the United States operation.

        For the year ended December 31, 2006, the Company has a major U.S. customer comprising 18% of U.S. sales and 23% of U.S. operations trade accounts receivable at December 31, 2006. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at December 31, 2006.

14.    Income Taxes

        Income (loss) before income taxes consists of the following components:

	2006	2005 Restated

Domestic	$(37,518)	$(1,591,173)
Foreign	824,598	491,183

Total income (loss) before income taxes	$ 787,080	$(1,099,990)

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The components of the provision for income taxes are as follows:

		2006	2005

Current:
	Federal	$ 5,000	–
	State	–	–
	Foreign	–	–

	Total current	5,000	–

	Deferred:
	Federal	–	–
	State	–	–
	Foreign	113,341	–

	Total deferred	113,341	–

	Total provision for income taxes	$118,341	–

        Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005 Restated

Deferred tax liabilities:
Prepaids	$ (70,518)	$ (10,499)
Intangible amortization	(70,364)	(37,492)
Deductible acquisition costs	(113,936)	--
Depreciation	(365,368)	(307,644)

Total deferred tax liabilities	(620,186)	(355,635)

Deferred tax assets:
Net operating loss carryforwards - U.S.	3,698,253	3,341,339
Net operating loss carryforwards - foreign	193,614	487,716
Equity based compensation	113,064	33,081
Allowance for sales deductions	153,825	117,234
Amortization of intangibles	166,466	69,932
Inventory obsolescence reserve	106,047	60,890
Other	61,933	54,340

Gross deferred tax assets	4,493,202	4,164,532
Valuation allowance	(3,986,357)	(3,808,897)

Total deferred tax assets	506,845	355,635

Net deferred tax liabilities	$ (113,341)	$ –

        The net deferred tax liability relates to the Company’s Canadian operation and consists of a deferred tax asset – current of $14,983 and a net deferred tax liability – long term of $128,324 as of December 31, 2006. The deferred tax asset – current is included in prepaid expenses and other current assets in the consolidated balance sheet. The remaining valuation allowance relates to the U.S. The timing in which the Company can utilize its U.S. federal net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carryforwards and net deferred tax assets, a full valuation allowance has been provided as of December 31, 2006 and 2005.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	December 31,
	2006	2005 Restated

Tax expense at federal statutory rate	$ 267,607	$(373,997)
State tax, net of federal benefit	(16,658)	(104,858)
Expiration of state tax operating loss carryforwards	–	270,108
Differential in foreign taxes	–	(40,924)
Goodwill impairment loss	68,000	369,762
Nondeductible expenses	12,633	22,489
Other	31,591	--

Total	363,173	142,580

Change in valuation allowance	(244,832)	(142,580)

Provision for income taxes	$ 118,341	$ –

        At December 31, 2006, the Company has net operating loss carryforwards of approximately $8,600,000 for federal income tax purposes that begin to expire in years 2017 through 2027. For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates. The most significant state net operating loss carryforward is approximately $4,700,000 in New Jersey, the site of the Company’s headquarters. New Jersey currently allows the deduction of net operating losses up to 100% of net income. The state has a seven year carryforward period but such period is extended where an otherwise deductible net operating loss was disallowed in full or in part because of previous limitations. The New Jersey carryforwards begin to expire in years 2007 through 2012.

15.    Operating Leases

        The Company has operating lease agreements for its facilities and equipment expiring in various years through 2012. Expense under these agreements amounted to $1,067,965 and $1,014,029 in 2006 and 2005, respectively. In December 2006, the Company leased an additional 15,499 square feet of space adjacent to its Toronto manufacturing facility for additional manufacturing and warehouse space. The lease for this additional space runs through August, 2012. Simultaneously, the Company, in agreement with the landlord, was released from its lease on 6,068 square feet of non-adjacent property. Also in December 2006, the Company amended and extended its existing headquarters office lease due to expire in August 2007. The Company will relocate to larger office space in the same building under an amended lease that expires in August 2012. The leases provide for increases in future minimum annual rental payments based on specified conditions over the life of the lease and/or annual inflationary increases tied to a published price index. The leases provide for renewal options consistent with the terms of the current lease. It is expected that these leases will be renewed or replaced by leases on other properties.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Net minimum future rental payments under non-cancelable operating leases as of December 31, 2006 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2007	$ 1,332,086
2008	1,225,546
2009	831,997
2010	705,449
2011	711,204
Thereafter	483,474

Total minimum future rental payments	$ 5,289,756
Sublease income	(344,859)

Net minimum future rental payments	$ 4,944,897

        Minimum rental payments associated with the U.S. distribution lease range from $11,000 per month in year one to $21,600 in year five of the lease term. The Company is recording lease expense monthly at $16,300, the weighted average monthly lease expense over the life of the lease. The difference between the monthly lease expense being recorded and the amount paid is being recorded as deferred rent expense on the balance sheet. At December 31, 2006, $99,178 of deferred rent expense was recorded.

16.    Retirement Benefits

        The Company maintains a profit sharing/401(k) plan for eligible full-time U.S. employees. Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan. Company contributions to the plan for the years ended December 31, 2006 and 2005 were $51,111 and $39,346, respectively.

        Effective January 1, 2006, the Company’s Canadian subsidiary adopted a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees. The Canadian subsidiary makes a matching contribution of 50% of an employee’s contribution to a maximum of 3% of annual gross earnings. Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency. The Company’s Canadian subsidiary’s contributions to the plan for the year ended December 31, 2006 were $48,692.

17.    Related Party Transactions

        The Company has a consulting agreement with its founder, former president and former director. In 2006 and 2005 compensation and reimbursed expenses under this agreement were $25,825 and $26,087, respectively.

18.    Comvita Licensing, Manufacturing and Sales Agreement

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

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        In accordance with the Agreement, the Company will purchase its requirements for active honey from Comvita at agreed upon pricing. As consideration for the grant of the license, the Company will pay Comvita a royalty based on sales. The Agreement calls for the Company to spend a minimum of either $200,000 or 8% of sales per year on Advertising and Promotion in support of these products. Further, the Agreement calls for minimum sales achievement targets beginning in the second year of the Agreement and each year thereafter to maintain exclusivity. The agreement will commence upon regulatory approval of the first product which had not occurred as of December 31, 2006.

19.    Appointment of Canadian Distributor

        On May 9, 2005 the Company entered into a five-year agreement expiring May 1, 2010 with a Canadian company to serve as the exclusive distributor of its products in Canada. The Company believes that the agreement will provide better service to its customers throughout Canada and greater opportunity for sales growth. The agreement also appoints the distributor as the Company’s servicing agent to fulfill supply contracts held directly by the Company. The Company recognizes revenue under the agreement when title and risk of loss pass to the distributor and collectability is reasonably assured which is at the time product is shipped to the distributor. Payment terms from the distributor are 30 days. The agreement automatically renews after five-years for consecutive periods of one year each on the same terms and conditions unless either party gives notice of its intent not to renew 180 days prior to expiry. Either party has the right to terminate the agreement when an event of default (as defined) has occurred with respect to the other party. The distributor is entitled to continue to sell or otherwise dispose of all inventory owned by it from and after the date of contract expiration or termination. If termination of the agreement is not occasioned by breach by the distributor, the distributor will be entitled on notice to the Company to return saleable inventory (as defined) to the Company. In the event sales returns are expected, they will be reserved for at the time of sale. Since the inception of the agreement, sales returns have been minimal.

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

        With respect to sales made by the distributor, the Company will pay the distributor an agreed upon distribution fee and a specified incentive for growth (as achieved). The Company will reimburse the distributor for the difference between the price paid by the distributor and the Company’s contract price with the end customer upon submission by the distributor of an agreed upon rebate report. Further, the agreement requires the distributor to meet specified minimum regular sales growth targets in the first four years and achieve a minimum annual private label product purchase target. Failure of the distributor to meet the annual purchase requirements shall not be considered an event of default. In this situation, the Company, at its discretion, may cancel the agreement. In the first fiscal year of the agreement ending May 30, 2006 the distributor did not meet its growth targets and no additional growth incentives were earned. The Company opted not to exercise its option to cancel the agreement as a result of the distributor’s failure to meet its growth targets.

        In connection with implementing the agreement, the Company sold to the distributor its existing inventory of saleable finished product on hand and all saleable finished product it committed to manufacture prior to signing of the agreement for delivery by the Company through September 2005 at the agreed upon prices to initially stock and maintain the distribution pipeline. Other than the one-time sale in May and June 2005 of its existing inventory on hand which is estimated to represent two to three months sales, prospective sales are expected to resume historical trends affected only by existing market conditions. Given economic order quantities and normal lead times associated with the products sold to the distributor, it is expected that a two to three month safety stock will be required prospectively by the distributor to maintain required customer service requirements. In addition, the Company incurred one-time costs consisting of severance and other costs to dismantle its distribution capabilities and sub-lease its distribution warehouse. A summary of the estimated one-time benefit and cost of the agreement recognized in the year ended December 31, 2005 (as restated) is outlined below:

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

Net Sales	$1,685,000
Cost of Sales	1,240,000

Gross Profit	445,000
Expenses	105,000

Pretax Income	$ 340,000

        Further, implementation of the agreement resulted in an estimated one-time positive cash flow benefit of $2,705,000 stemming from lower receivable and inventory requirements going forward and the one-time pretax income benefit of the sale of existing saleable finished product inventory on hand to the distributor.

20.    Subsequent Events

Cashless Exercise of Warrants

        In accordance with the series F warrant agreement, effective January 4, 2007, the owners effected a cashless exercise of all issued and outstanding series F warrants comprising 1,309,441 warrants with an exercise price of $0.57 per warrant. Based on the thirty day trailing average closing price of $0.78 per share, the warrants had a calculated value of $0.21 each ($0.78 — $0.57), or $274,983 in the aggregate, and were exchanged for 352,175 shares of common stock.

Amendment To U.S. Revolving Credit and Security Agreement

        On March 12, 2007, the Company and its U.S. lender agreed to amend the Company’s monthly minimum EBITDA and certain of the monthly fixed charge coverage ratio financial covenants for 2007, effective January 1, 2007. The changes were requested and approved by the U.S. lender in light of the Company’s 2007 business plan and its overall existing and projected financial condition. By the end of 2007, the subject financial covenants will return to their pre-amendment levels. No fee was charged by the U.S. lender for this amendment.

License Agreement

        On March 23, 2007, the Company entered into a patent and technology license agreement (“Agreement”) with Quick-Med Technologies, Inc. (“QMT”) relating to QMT’s proprietary anti-microbial technology (the “Technology”). The Company anticipates utilizing the Technology in a series of wound care products, including conforming gauze, gauze sponges, gauze bandage rolls, gauze packing strips, oil emulsion acetate and Unna boot dressings. Initiation of the marketing and sale of products incorporating the Technology is dependent upon the grant by the Food and Drug Administration of approval for use of the Technology in primary and secondary wound dressings. The fact and timing of such approval are uncertain.

        The initial term of the Agreement extends from March 23, 2007 (the “Effective Date”) for a period equal to the shorter of five years from the first commercial sale of products under the Agreement or seven years from the Effective Date. Under the Agreement, QMT grants to the Company an exclusive, royalty-bearing right and license to make, use and sell products incorporating the Technology in the United States and Canada (with exception of sales to the United States government and agencies thereof in which case the license will be non-exclusive).

        In consideration for the license to the Technology, the Company paid QMT a license fee in the amount of $50,000 and agreed to make additional advance royalty payments in the amount of $25,000 each, three months, six months and nine months after the Effective Date. The foregoing advance royalty payments are creditable against future royalties that become due under the Agreement.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Royalties are payable upon the Company’s net sales of products utilizing the Technology at the rate of 20% for sales within exclusive territories and 10% for sales within non-exclusive territories. The Agreement provides for escalating minimum royalty payments for each contract year. In the event for a given contract year the Company fails to make the required minimum royalty payments, but makes at least 50% of the required minimum royalty payments, QMT’s exclusive remedy would be the termination of the Company’s exclusive rights to the Technology. In the event for a given contract year the Company fails to make at least 50% of the required minimum royalty payments, or if the Company fails to make the required minimum royalty payments for three contract years, QMT’s exclusive remedies would be the termination of the Company’s exclusive rights to the Technology or termination of the Agreement.

21.    Quarterly Financial Information (Unaudited)

        As discussed in Note 1, the Company restated its financial statements for certain interim periods during 2006 and 2005. The interim periods that were restated were the second and third quarters of 2005 and the first three quarters of 2006. The table below reflects the effects of these restatements for these interim quarters as well as for the year ended December 31, 2005.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

                                                       March 31, 2006                    June 30, 2006                September 30, 2006
                                               ----------------------------     ----------------------------     ----------------------------
                                               As Previously                    As Previously                    As Previously
                                                  Reported      As Restated        Reported      As Restated        Reported      As Restated
                                               ------------     -----------     -------------    -----------     -------------    -----------
                                                        (Unaudited)                      (Unaudited)                      (Unaudited)
                                                        -----------                      -----------                      -----------
Selected consolidated balance sheet data:

    Total current assets                       $  6,453,411     $  6,135,290    $  8,216,701     $  7,897,810    $  8,239,993     $  7,933,385
                                                 -----------     -----------     -----------      -----------     -----------      -----------
    Total assets                               $ 10,568,598     $ 10,250,477    $ 18,453,829     $ 18,134,938    $ 18,713,261     $ 18,406,653
                                                 -----------     -----------     -----------      -----------     -----------      -----------
    Total current liabilities                  $  3,027,808     $  2,941,576    $  3,266,357     $  3,174,656    $  3,406,693     $  3,304,584
                                                 -----------     -----------     -----------      -----------     -----------      -----------
    Total liabilities                          $  3,444,864     $  3,358,632    $  4,873,299     $  4,781,598    $  4,236,951     $  4,134,842
                                                 -----------     -----------     -----------      -----------     -----------      -----------
    Total shareholders equity                  $  7,123,734     $  6,891,845    $ 13,580,530     $ 13,353,340    $ 14,476,310     $ 14,271,811
                                                 -----------     -----------     -----------      -----------     -----------      -----------

                                                       Quarter Ended                    Quarter Ended                    Quarter Ended
                                                       March 31, 2006           .         June 30, 2006               September 30, 2006
                                               ----------------------------     ----------------------------     ----------------------------
                                               As Previously                    As Previously                    As Previously
                                                  Reported      As Restated        Reported      As Restated        Reported      As Restated
                                               ------------     -----------     -------------    -----------     -------------    -----------
                                                        (Unaudited)                      (Unaudited)                      (Unaudited)
                                                        -----------                      -----------                      -----------
Consolidated statement of
     operations data:

    Net Sales                                    $5,756,914        $5,469,244     $7,386,681        $7,124,287     $7,876,307        $7,606,851
    Cost of sales                                 3,564,913         3,564,913      4,669,119         4,669,119      4,959,232         4,959,232
                                                  ---------         ---------      ---------         ---------      ---------         ---------
    Gross profit                                  2,192,001         1,904,331      2,717,562         2,455,168      2,917,075         2,647,619

    Operating expenses                            2,121,752         1,864,330      2,254,712         1,976,941      2,389,818         2,098,057
    Interest                                         82,050            82,050        110,145           110,145        106,505           106,505
    Other (income) expense, net                     (69,521)          (69,521)        21,915            21,915         21,558            21,558
                                                  ---------         ---------      ---------         ---------      ---------         ---------

    Total expense                                 2,134,281         1,876,859      2,386,772         2,109,001      2,517,881         2,226,120

    Income before provision for                      57,720            27,472        330,790           346,167        399,194           421,499
      income taxes
    Provision for income taxes                         -                 -              -                 -            19,000            19,000
                                                  ---------         ---------      ---------         ---------      ---------         ---------

    Net income                                   $   57,720        $   27,472     $  330,790        $  346,167     $  380,194        $  402,499
                                                  =========         =========      =========         =========      =========         =========

    Income per common share - basic                   $0.00             $0.00          $0.02             $0.02          $0.02             $0.02
                                                       ====              ====           ====              ====           ====              ====
    Income per common share - diluted
                                                      $0.00             $0.00          $0.01             $0.01          $0.01             $0.01
                                                       ====              ====           ====              ====           ====              ====
    Shares used in computing income
      per common share - basic                   12,285,768        12,285,768     20,805,423        20,805,423     24,188,769        24,188,769
                                                 ==========        ==========     ==========        ==========     ==========        ==========
    Shares used in computing income
      per common share - diluted                 15,659,185        15,659,185     25,207,546        25,207,546     27,959,757        27,959,757
                                                 ==========        ==========     ==========        ==========     ==========        ==========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

                                                         June 30, 2005               September 30, 2005               December 31, 2005
                                               ----------------------------     ----------------------------     ----------------------------
                                               As Previously                    As Previously                    As Previously
                                                  Reported      As Restated        Reported      As Restated        Reported      As Restated
                                               ------------     -----------     -------------    -----------     -------------    -----------

                                                        (Unaudited)                      (Unaudited)
                                                        -----------                      -----------
Selected consolidated balance sheet data:

    Total current assets                       $  5,959,417      $  5,801,131   $  6,488,822     $  6,307,580   $  6,409,920      $  6,112,860
                                                 -----------     -----------     -----------      -----------     -----------      -----------
    Total assets                               $ 11,145,232      $ 10,986,946   $ 11,702,367     $ 11,521,125   $ 10,595,246      $ 10,298,186
                                                 -----------     -----------     -----------      -----------     -----------      -----------
    Total current liabilities                  $  2,921,662      $  2,921,662   $  3,226,836     $  3,226,836   $  3,055,127      $  2,960,931
                                                 -----------     -----------     -----------      -----------     -----------      -----------
    Total liabilities                          $  3,525,174      $  3,525,174   $  3,779,591     $  3,779,591   $  3,543,582      $  3,449,386
                                                 -----------     -----------     -----------      -----------     -----------      -----------
    Total shareholders equity                  $  7,620,058      $  7,461,772   $  7,922,776     $  7,741,534   $  7,051,664      $  6,848,800
                                                 -----------     -----------     -----------      -----------     -----------      -----------

                                                       Quarter Ended                    Quarter Ended                     Year Ended
                                                         June 30, 2005            .  September 30, 2005               December 31, 2005
                                               ----------------------------     ----------------------------     ----------------------------

                                               As Previously                    As Previously                    As Previously
                                                  Reported      As Restated        Reported      As Restated        Reported      As Restated
                                               ------------     -----------     -------------    -----------     -------------    -----------
                                                        (Unaudited)                      (Unaudited)
                                                        -----------                      -----------
Consolidated statement of
     operations data:

    Net Sales                                    $6,934,218        $6,704,107     $5,712,457        $5,469,230    $23,545,475       $22,799,640
    Cost of sales                                 4,693,456         4,693,456      3,750,384         3,750,384     15,756,053        15,756,053
                                                  ---------         ---------      ---------         ---------      ---------         ---------

    Gross profit                                  2,240,762         2,010,651      1,962,073         1,718,846      7,789,422         7,043,587

    Operating expenses                            1,968,312         1,893,652      1,831,780         1,602,505      7,520,986         6,966,037
    Goodwill impairment                                -                 -              -                 -           910,967           910,967
    Interest                                         95,269            95,269         75,929            75,929        336,867           336,867
    Other expense, net                               18,997            18,997         11,259            11,259        (70,294)          (70,294)
                                                  ---------         ---------      ---------         ---------      ---------         ---------

    Total expense                                 2,082,578         2,007,918      1,918,968         1,689,693      8,698,526         8,143,577

     Income (loss) before provision for             158,184             2,733         43,105            29,153       (909,104)       (1,099,990)
      income taxes
    Provision for income taxes                         -                 -              -                 -              -                 -
                                                  ---------         ---------      ---------         ---------      ---------         ---------

    Net income (loss)                            $  158,184        $    2,733     $   43,105        $   29,153    $  (909,104)      $(1,099,990)
                                                  =========         =========      =========         =========      =========         =========

    Income (loss) per common share -
      basic                                           $0.01             $0.00          $0.00             $0.00         $(0.07)           $(0.09)
                                                       ====              ====           ====              ====           ====              ====
    Income (loss) per common share -
      diluted                                         $0.01             $0.00          $0.00             $0.00
                                                       ====              ====           ====              ====
    Shares used in computing income
      (loss) per common share - basic            12,284,007        12,284,007     12,285,768        12,285,768     12,216,804        12,216,804
                                                 ==========        ==========     ==========        ==========     ==========        ==========
    Shares used in computing income
      (loss) per common share -
      diluted                                    14,745,538        14,745,538     15,804,912        15,804,912
                                                 ==========        ==========     ==========        ==========

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        On December 5, 2006, the Company dismissed J.H. Cohn LLP as the Company’s independent registered public accounting firm. The Company, also on December 5, 2006, engaged Ernst & Young LLP as the Company’s new independent registered public accounting firm. The decision to dismiss J.H. Cohn and engage Ernst & Young was made at the direction of the Company’s board of directors upon recommendation of the board’s audit committee and was motivated by the Company’s desire to avail itself of Ernst & Young’s health care industry expertise, breadth of resources and global reach.

        The report of J.H. Cohn on the consolidated financial statements of the Company for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. J.H. Cohn’s report dated February 24, 2006, on the consolidated financial statements of the Company expressed an unqualified opinion.

        During the Company’s fiscal years ended December 31, 2005 and 2004, and through December 5, 2006, the Company did not have any disagreement with J.H. Cohn on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of J.H. Cohn, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

        During the Company’s fiscal years ended December 31, 2005 and 2004 and through December 5, 2006, no “reportable events” as defined in Item 304(a)(1)(iv)(B) of Regulation S-B have occurred.

        J.H. Cohn has indicated to the Company that it concurs with the foregoing statements as they relate to J.H. Cohn and has furnished a letter to the Securities and Exchange Commission to this effect. A copy of this letter is attached as Exhibit 16.1 to the Company’s Form 8-K filed on December 8, 2006.

        During the Company’s fiscal years ended December 31, 2005 and 2004 and through December 5, 2006, neither the Company nor anyone acting on its behalf consulted with Ernst & Young regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

Item 8A. Controls and Procedures

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness set forth below, the Company’s disclosure controls and procedures were not effective as of that date for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms.

        After management concluded that there was a material weakness, management performed additional analysis and other post-closing procedures to determine that the Company’s consolidated financial statements included in this Annual Report on Form 10-KSB were prepared in accordance with U.S. generally accepted accounting principles and present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

        A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. We have concluded that there is a material weakness in our disclosure controls and procedures because the Company did not have a formal process in place to evaluate and document all of the accounting implications that may be associated with new and non-routine contracts, including distribution agreements. As a result of this deficiency, the Company’s consolidated financial statements for the year ended December 31, 2005 and for each of the quarters from June 30, 2005 through September 30, 2006, were restated to revise the accounting for and classification of certain fees payable in connection with a distribution agreement that commenced in May 2005. The Company now believes that this matter is resolved.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

        Management is responsible for maintaining effective internal controls over its financial statement closing and reporting process. In order to remediate the aforementioned material weakness, management has taken the following actions:

1.	Management has prepared and implemented a formal policy outlining the process for review and approval of all material contractual obligations entered into, or amended, by the Company;

2.	All new material contracts or amendments thereto will be reviewed and approved by the Company’s Chief Financial Officer prior to execution thereof.

        Other than as described above, during the three months ended December 31, 2006 there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2007.

Item 10. Executive Compensation

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2007.

Item 12. Certain Relationships and Related Transactions

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2007.

Item 13. Exhibits

(a) Exhibits

Exhibit Number	Description

3.01	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company’s Proxy Statement filed on April 23, 1996 and incorporated herein by reference).

3.02	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).

3.03	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).

3.04	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).

3.05	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).

3.06	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series A Convertible Preferred Stock (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on November 24, 1997 and incorporated herein by reference).

3.07	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series B Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on July 9, 1998 and incorporated herein by reference).

3.08	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series C Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on August 20, 1999 and incorporated herein by reference).

3.09	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series D Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

3.10	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).

10.01*	Employment Agreement, dated March 1, 2004, between the Company and Edward J. Quilty (previously filed as Exhibit 10.01 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.02*	Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and Edward J. Quilty (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.03*	Employment Agreement, dated March 1, 2004, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.06 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.04*	Employment Agreement, dated March 1, 2004, between the Company and Robert C. Cole (previously filed as Exhibit 10.11 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.05*	Employment Agreement, dated March 1, 2005, between the Company and Frederic Eigner (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.06*	Employment Agreement, dated March 1, 2006, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.06 to the Company’s Form 10-KSB filed on March 30, 2006 and incorporated herein by reference).

10.07	Agreement and Plan of Merger, dated December 27, 1999, by and among Derma Sciences, Inc. and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on January 10, 2000 and incorporated herein by reference).

10.08	Asset Purchase Agreement and amendments thereto, dated June 28, 2002, July 12, 2002 and July 18, 2002, by and between Derma Sciences, Inc. and Dumex Medical, Inc. (previously filed as Exhibits 2.01, 2.02 and 2.03 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.09	The Derma Sciences, Inc. Stock Option Plan, as amended February 24, 2004 (previously filed as Appendix C to the Company’s Proxy Statement filed April 5, 2004 and incorporated herein by reference).

10.10	Purchase Agreement, dated February 28, 2002, relative to the private placement of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 6, 2002 and incorporated herein by reference).

10.11	Registration Rights Agreement, dated February 28, 2002, relative to the private placement of securities (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 6, 2002 and incorporated herein by reference).

10.12	Offer of Finance dated July 23, 2002 relative to financing by the Company of the purchase of the assets of Dumex Medical Inc. through the Laurentian Bank of Canada (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.13	Guarantee of the Company dated on or about August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.14	Guarantee of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.15	Security Agreement of the Company dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.16	Security Agreement of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.06 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.17	Bond Conversion Agreement, dated January 7, 2002, between the Company and Galen Partners III, Galen Partners International III, Galen Employee Fund III (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 7, 2002 and incorporated herein by reference).

10.18	Code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

10.19	Form of Purchase Agreement relative to private placement of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 12, 2003 and incorporated herein by reference).

10.20	Form of Registration Rights Agreement relative to private placement of securities (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on June 12, 2003 and incorporated herein by reference).

10.21	Asset Purchase Agreement, dated August 6, 2003, between the Company and GeriCare Providers, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 29, 2003 and incorporated herein by reference).

10.22	Purchase Agreement, dated January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.23	Security Agreement dated January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.24	Lease Agreement, dated January 9, 2003 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.25	Supply Agreement dated January , 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.26	Trademark License Agreement dated January , 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.27	Trademark Assignment dated January, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.28	Amendment to Purchase Agreement, dated as of January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company’s Form 8-K/A-2 filed on February 6, 2004 and incorporated herein by reference).

10.29	Form of Purchase Agreement relative to private placement of common stock (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 8, 2004 and incorporated herein by reference).

10.30	Form of Registration Rights Agreement relative to private placement of common stock (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 8, 2004 and incorporated herein by reference).

10.31	Form of Purchase Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.40 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.32	Form of Registration Rights Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.41 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.33	Amendment No. 2 to Revolving Credit and Security Agreement, dated April 18, 2006, between the Company and CapitalSource Finance, LLC (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.34†	Amendment No. 3 to Revolving Credit and Security Agreement, dated March 12, 2007, between the Company and CapitalSource Finance, LLC.

10.35	Private Placement Memorandum with Amendments relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.36	Form of Purchase Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.37	Form of Registration Rights Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.38	Warrant Agreement between the Company and StockTrans, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.39	Placement Agreement between the Company and Taglich Brothers, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.40	Asset Purchase Agreement, dated January 26, 2006, relative to the Company’s purchase on April 18, 2006 of the assets of Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.41	Purchase Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.42	Registration Rights Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

16.1	Letter from previous certifying accountants concurring with the Company’s statements relative to this firm in the Company’s report concerning its change of certifying accountants (previously filed as Exhibit 16.1 to the Company’s Form 8-K filed December 8, 2006 and incorporated herein by reference).

21	Information relative to subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of J.H. Cohn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Management contract or compensatory plan.

† Filed with this report

Item 14. Principal Accountant Fees and Services

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2007.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

March 30, 2007	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2007.

Signatures:	Title:

/s/ Edward J. Quilty	President, Chief Executive Officer and Chairman of the Board
Edward J. Quilty	of Directors (Principal Executive Officer)

/s/ John E. Yetter	Vice President and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ James T. O'Brien	Director
James T. O'Brien

/s/ C. Richard Stafford	Director
C. Richard Stafford, Esq.

/s/ Richard J. Keim	Director
Richard J. Keim

/s/ Robert G. Moussa	Director
Robert G. Moussa

EXHIBIT INDEX

Exhibit Number	Description

3.01	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company’s Proxy Statement filed on April 23, 1996 and incorporated herein by reference).

3.02	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).

3.03	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).

3.04	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).

3.05	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).

3.06	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series A Convertible Preferred Stock (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on November 24, 1997 and incorporated herein by reference).

3.07	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series B Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on July 9, 1998 and incorporated herein by reference).

3.08	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series C Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on August 20, 1999 and incorporated herein by reference).

3.09	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series D Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

3.10	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).

10.01*	Employment Agreement, dated March 1, 2004, between the Company and Edward J. Quilty (previously filed as Exhibit 10.01 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.02*	Senior Management Stock Option Agreement, dated April 30, 1997, between the Company and Edward J. Quilty (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on May 6, 1997 and incorporated herein by reference).

10.03*	Employment Agreement, dated March 1, 2004, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.06 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.04*	Employment Agreement, dated March 1, 2004, between the Company and Robert C. Cole (previously filed as Exhibit 10.11 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.05*	Employment Agreement, dated March 1, 2005, between the Company and Frederic Eigner (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.06*	Employment Agreement, dated March 1, 2006, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.06 to the Company’s Form 10-KSB filed on March 30, 2006 and incorporated herein by reference).

10.07	Agreement and Plan of Merger, dated December 27, 1999, by and among Derma Sciences, Inc. and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the Company's Form 8-K filed on January 10, 2000 and incorporated herein by reference).

10.08	Asset Purchase Agreement and amendments thereto, dated June 28, 2002, July 12, 2002 and July 18, 2002, by and between Derma Sciences, Inc. and Dumex Medical, Inc. (previously filed as Exhibits 2.01, 2.02 and 2.03 to the Company's Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.09	The Derma Sciences, Inc. Stock Option Plan, as amended February 24, 2004 (previously filed as Appendix C to the Company’s Proxy Statement filed April 5, 2004 and incorporated herein by reference).

10.10	Purchase Agreement, dated February 28, 2002, relative to the private placement of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 6, 2002 and incorporated herein by reference).

10.11	Registration Rights Agreement, dated February 28, 2002, relative to the private placement of securities (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 6, 2002 and incorporated herein by reference).

10.12	Offer of Finance dated July 23, 2002 relative to financing by the Company of the purchase of the assets of Dumex Medical Inc. through the Laurentian Bank of Canada (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.13	Guarantee of the Company dated on or about August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.14	Guarantee of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.15	Security Agreement of the Company dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.16	Security Agreement of the subsidiary of the Company, Sunshine Products, Inc., dated on or about August 26, 2002 pledging collateral to secure its guarantee of indebtedness of Dumex Medical Canada Inc. to the Laurentian Bank of Canada (previously filed as Exhibit 10.06 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.17	Bond Conversion Agreement, dated January 7, 2002, between the Company and Galen Partners III, Galen Partners International III, Galen Employee Fund III (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 7, 2002 and incorporated herein by reference).

10.18	Code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

10.19	Form of Purchase Agreement relative to private placement of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 12, 2003 and incorporated herein by reference).

10.20	Form of Registration Rights Agreement relative to private placement of securities (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on June 12, 2003 and incorporated herein by reference).

10.21	Asset Purchase Agreement, dated August 6, 2003, between the Company and GeriCare Providers, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 29, 2003 and incorporated herein by reference).

10.22	Purchase Agreement, dated January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.23	Security Agreement dated January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.24	Lease Agreement, dated January 9, 2003 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.25	Supply Agreement dated January , 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.26	Trademark License Agreement dated January , 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.27	Trademark Assignment dated January, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.28	Amendment to Purchase Agreement, dated as of January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company’s Form 8-K/A-2 filed on February 6, 2004 and incorporated herein by reference).

10.29	Form of Purchase Agreement relative to private placement of common stock (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 8, 2004 and incorporated herein by reference).

10.30	Form of Registration Rights Agreement relative to private placement of common stock (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 8, 2004 and incorporated herein by reference).

10.31	Form of Purchase Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.40 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.32	Form of Registration Rights Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.41 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.33	Amendment No. 2 to Revolving Credit and Security Agreement, dated April 18, 2006, between the Company and CapitalSource Finance, LLC (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.34†	Amendment No. 3 to Revolving Credit and Security Agreement, dated March 12, 2007, between the Company and CapitalSource Finance, LLC.

10.35	Private Placement Memorandum with Amendments relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.36	Form of Purchase Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.37	Form of Registration Rights Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.38	Warrant Agreement between the Company and StockTrans, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.39	Placement Agreement between the Company and Taglich Brothers, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.40	Asset Purchase Agreement, dated January 26, 2006, relative to the Company’s purchase on April 18, 2006 of the assets of Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.41	Purchase Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.42	Registration Rights Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

16.1	Letter from previous certifying accountants concurring with the Company’s statements relative to this firm in the Company’s report concerning its change of certifying accountants (previously filed as Exhibit 16.1 to the Company’s Form 8-K filed December 8, 2006 and incorporated herein by reference).

21	Information relative to subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of J.H. Cohn LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Management contract or compensatory plan.

† Filed with this report