Form 10QSB
period 2007-03-31
DERMA SCIENCES, INC.
filed 2007-05-15
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2007
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

   Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes [  ]     No [X]

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: May 14, 2007	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 25,258,335

Transitional Small Business Disclosure Format (check one):    Yes [  ]     No [X]

Part I

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

(1)     The Company’s previously issued financial statements for the quarter ended March 31, 2006 have been restated for the correction of errors related to the accounting for an exclusive distribution agreement in Canada. The restatement is more fully described in the Notes to the Condensed Consolidated Financial Statements.

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

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2007	2006
	(Unaudited)

Current Assets
Cash and cash equivalents	$ 1,607,918	$ 1,285,943
Accounts receivable, net	2,049,785	2,270,552
Inventories	6,014,609	4,678,107
Prepaid expenses and other current assets	356,253	279,864

Total current assets	10,028,565	8,514,466
Equipment and improvements, net	4,118,818	4,133,595
Goodwill	2,441,542	2,441,542
Other intangible assets, net	3,060,327	3,197,365
Other assets, net	205,043	218,953

Total Assets	$ 19,854,295	$ 18,505,921

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$ 276,509	$ 338,155
Accounts payable	1,924,577	1,645,575
Accrued expenses and other current liabilities	1,735,253	762,687

Total current liabilities	3,936,339	2,746,417

Long-term debt, net of current portion	537,363	546,268
Other long-term liabilities	304,653	235,224

Total Liabilities	4,778,355	3,527,909

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares at March 31, 2007 and December 31, 2006 (liquidation preference of $4,210,231 at
March 31, 2007)	22,804	22,804
Common stock, $.01 par value, 50,000,000 shares authorized at March 31,
2007 and December 31, 2006, respectively; issued and outstanding:
25,258,335 shares at March 31, 2007 and 24,906,160 at December 31,
2006	252,583	249,062
Additional paid-in capital	27,447,260	27,272,440
Accumulated other comprehensive income - cumulative translation adjustments	909,527	850,987
Accumulated deficit	(13,556,234)	(13,417,281)

Total Shareholders' Equity	15,075,940	14,978,012

Total Liabilities and Shareholders' Equity	$ 19,854,295	$ 18,505,921

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended
	March 31,
	2007	2006 (Restated)

Net sales	$ 7,965,797	$ 5,469,244
Cost of sales	5,161,369	3,564,913

Gross Profit	2,804,428	1,904,331

Operating expenses	2,793,154	1,864,330
Interest expense	50,246	82,050
Other expense (income), net	26,557	(69,521)

Total Expenses	2,869,957	1,876,859

(Loss) income before provision for income taxes	(65,529)	27,472
Provision for income taxes	73,424	-

Net (Loss) Income	$ (138,953)	$ 27,472

(Loss) income per common share - basic	($0.01)	$0.00

(Loss) income per common share - diluted	($0.01)	$0.00

Shares used in computing (loss) income per common share - basic	25,246,596	12,285,768

Shares used in computing (loss) income per common share - diluted	25,246,596	15,659,185

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended
	March 31,
	2007	2006 (Restated)

Operating Activities
Net (loss) income	$ (138,953)	$ 27,472
Adjustments to reconcile net (loss) income
to net cash provided by (used in) operating activities:
Depreciation of equipment and improvements	171,305	138,077
Amortization of intangible assets	137,038	20,997
Amortization of deferred financing costs	15,393	18,161
Provision for bad debts	(8,609)	2,651
Allowance for sales adjustments	588,157	290,420
Provision for inventory obsolescence	35,718	24,489
Deferred rent	(2,627)	5,976
Share based compensation expense	178,341	38,625
Deferred tax provision	73,424	-
Gain on settlement of accounts payable	-	(64,971)
Changes in operating assets and liabilities:
Accounts receivable	842,494	(349,589)
Inventories	(1,335,955)	(911,179)
Prepaid expenses and other current assets	(90,169)	(132,049)
Other assets	12,498	10,769
Accounts payable	268,271	377,148
Accrued expenses and other current liabilities	(251,101)	(104,431)

Net cash provided by (used in) operating activities	495,225	(607,434)

Investing Activities
Costs of acquiring Western Medical, Inc.	-	(51,352)
Purchase of equipment and improvements	(124,376)	(76,908)

Net cash used in investing activities	(124,376)	(128,260)

Financing Activities
Net change in bank lines of credit	-	(226,417)
Long-term debt repayments	(72,681)	(72,820)

Net cash used in financing activities	(72,681)	(299,237)

Effect of exchange rate changes on cash	23,807	(2,153)

Net increase (decrease) in cash and cash equivalents	321,975	(1,037,084)
Cash and cash equivalents
Beginning of period	1,285,943	1,105,330

End of period	$ 1,607,918	$ 68,246

        See accompanying notes to condensed consolidated financial statements.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the “Company”) are full line providers of wound care, wound closure-specialty securement devices and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s U.S. distribution facility is located in St. Louis, Missouri, while the Company’s Canadian distribution facility is located in Toronto. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

        Restatement of Financial Statements

        In May 2005, the Company entered into a five-year distribution agreement with a Canadian company to serve as the Company’s exclusive distributor in Canada. The Company records revenue at the time product is shipped to the distributor. The distribution agreement requires the Company to pay a distribution fee to the distributor. Prior to October 1, 2006, the Company classified this distribution fee in operating expenses. The Company has since concluded that this fee should be classified as an adjustment to gross sales in arriving at net sales, similar to trade rebates and other adjustments to gross sales. Further, the Company has concluded that the distribution fee should be accrued and expensed at the time of sale. Previously the Company expensed the fee when billed by the distributor to the Company. Accrued distribution fees are recorded as a credit to accounts receivable on the consolidated balance sheet. Previously, accrued distribution fees were recorded in accounts payable on the consolidated balance sheet. As a result of the foregoing errors, the Company has restated its financial statements and accompanying notes for the correction of these errors in the application of U.S. generally accepted accounting principles. A summary of the restatement impact on the consolidated balance sheet at March 31, 2006 and on the consolidated statement of operations for the three months ended March 31, 2006 is outlined below:

March 31, 2006
	As Previously Reported	As Restated

(Unaudited)
Selected consolidated balance sheet data:
Total current assets	$ 6,453,411	$ 6,135,290
Total assets	$10,568,598	$10,250,477
Total current liabilities	$ 3,027,808	$ 2,941,576
Total liabilities	$ 3,444,864	$ 3,358,632
Total shareholders equity	$ 7,123,734	$ 6,891,845

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Quarter Ended March 31, 2006
	As Previously Reported	As Restated

	(Unaudited)
Consolidated statements of operations data:

Net Sales	$ 5,756,914	$ 5,469,244
Cost of sales	3,564,913	3,564,913
Gross profit	2,192,001	1,904,331

Operating expenses	2,121,752	1,864,330
Interest	82,050	82,050
Other income, net	(69,521)	(69,521)

Total expense	2,134,281	1,876,859

Income before provision for	57,720	27,472
income taxes
Provision for income taxes	-	-

Net income	$ 57,720	$ 27,472

Income per common share - basic	$0.00	$0.00
Income per common share - diluted	$0.00	$0.00

Shares used in computing income per common share - basic	12,285,768	12,285,768
Shares used in computing income per common share - diluted	15,659,185	15,659,185

         Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

         Summary of Significant Accounting Policies:

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Accounting for Uncertainty in Income Taxes – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the three months ended March 31, 2007.

        As of January 1, 2007 and March 31, 2007, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations and cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expenses on the accompanying Condensed Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2002 are no longer subject to federal or state examination. The Company has been notified that it will be subject to an examination by the State of New Jersey for tax years 2002-2005. The Company’s 2003 and 2002 Canadian tax returns were subject to examination and adjustment by the Canada Customs and Revenue Agency. Those adjustments will not have a material impact on the Company’s financial position, results of operation or cash flows. Tax years prior to 2004 are no longer subject to examination.

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2007 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute diluted income per common share for the three months ended March 31, 2007 and 2006 are outlined below:

	Three Months Ended March 31,
	2007	2006

Weighted average common shares outstanding - basic	25,246,596	12,285,768
Dilutive shares attributable to:
Convertible preferred stock	-	2,280,407
Warrants	-	155,723
Stock options	-	937,287

Sub-total dilutive shares	-	3,373,417

Weighted average common
shares outstanding - diluted	25,246,596	15,659,185

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended March 31,
	2007	2006
Dilutive shares:
Convertible preferred stock	2,280,407	-
Restricted common stock	175,000	-
Stock options	6,545,280	2,409,155
Warrants	6,169,904	2,760,000

Total dilutive shares	15,170,591	5,169,155

        Reclassifications – Certain reclassifications have been made to prior period reported amounts to conform with the 2007 presentation.

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

        Western Medical was a privately held manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. Western Medical’s product line is complementary to and will serve to expand the Company’s existing basic wound care line. The Company anticipates being able to leverage cross selling opportunities presented by the acquisition to grow sales. In addition, the Company anticipates being able to absorb Western Medical’s business within its existing operating infrastructure with only modest incremental overhead increases. Both of these initiatives are anticipated to increase the contribution of the business going forward.

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

3.     Inventories

        Inventories include the following:

	March 31, 2007	December 31, 2006

Finished goods	$3,913,043	$2,784,612
Work in process	107,046	92,780
Packaging materials	1,006,376	777,046
Raw materials	988,144	1,023,669

Total inventories	$6,014,609	$4,678,107

4.     Line of Credit Borrowings

        Short-term borrowings include the following:

        U.S. Line of Credit

        In connection with the acquisition of Western Medical (see Note 2), the Company entered into an amended three-year revolving credit facility agreement (the “Agreement”) dated April 18, 2006. The amended Agreement provides for maximum borrowings of $3,500,000 with its U.S. lender. The Agreement replaces the $2,000,000 revolving credit facility that the Company entered into on January 31, 2005. At March 31, 2007 and 2006, the outstanding balances under the Agreement were zero. Advances will be utilized to fund general working capital requirements, new product development and marketing efforts and strategic initiatives.

        The Company may request advances under the Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.0%, but not less than 7.50% per annum. At March 31, 2007, the effective interest rate was 10.25%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $3,500,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

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

        On March 12, 2007, the Company and its U.S. lender agreed to amend the Company’s monthly minimum EBITDA and certain of the monthly fixed charge coverage ratio financial covenants for 2007, effective January 1, 2007. The changes were requested and approved by the U.S. lender in light of the Company’s 2007 business plan and its overall existing and projected financial condition. By the end of 2007, the subject financial covenants will return to their pre-amendment levels. No fee was charged by the U.S. lender for this amendment. At March 31, 2007, the Company was not in compliance with its amended minimum EBITDA financial covenants. The U.S. lender agreed to waive these covenant violations.

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

        Canadian Line of Credit

        In December 2006, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $433,000 ($500,000 Canadian) with its Canadian lender. At March 31, 2007 and 2006, the outstanding balances under the Canadian Agreement were zero. Derma Sciences Canada Inc. may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $346,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 1.0%, or 7.0% for Canadian dollar advances and 9.75% for U.S. dollar denominated advances at March 31, 2007. The line of credit also provides for direct advances in U.S. dollars limited to the U.S. dollar equivalent of $346,000 ($400,000 Canadian). Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

        Over the term of the Canadian Agreement, the Company has agreed to comply with certain financial covenants. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $433,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default. At March 31, 2007 the Company was in compliance with its Canadian line of credit covenants.

5.     Long-Term Debt

        Long-term debt includes the following:

	March 31, 2007	December 31, 2006

Canadian term loan	$238,888	$295,881
Promissory note	500,000	500,000
Capital lease obligations	74,984	88,542

Total debt	813,872	884,423

Less: current maturities	276,509	338,155

Long-term debt	$537,363	$546,268

        Canadian Term Loan

        In connection with the acquisition of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with its Canadian lender. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 7.25% at March 31, 2007. The term loan is secured by all tangible and intangible assets of Derma Sciences Canada Inc. and is subject to the same conditions applicable to the Canadian operating line of credit (see Note 4).

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        In addition, the Canadian lender has granted in 2006 Derma Sciences Canada Inc. a $650,000 ($750,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.’s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. Prepayment of advances in whole or in part is not permitted during the eighteen months following initial disbursement. Prepayment thereafter is permitted in whole or once per annum in part with thirty days written notice and payment of the greater of the following premium: (i) 3% of the principal amount prepaid; or (ii) three months interest on such principal at the loan interest rate in effect on the date prepayment is made. As of March 31, 2007, there were no outstanding advances against the line.

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

         Capital Lease Obligations

        The Company has three capital lease obligations for certain distribution and computer equipment totaling $74,984 as of March 31, 2007. The capital lease obligations bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in April 2009.

        U.S. Term Loan

        In connection with the acquisition of Western Medical (see Note 2) in April 2006, the Company entered into a three-year term loan agreement for $1,000,000 with its U.S. lender. Utilizing funds received from the sale of common stock (see Note 6) on August 4 and December 14, 2006, the Company accelerated, without penalty, repayment of the $1,000,000 loan. Upon full repayment of the loan, the Company paid the U.S. lender a $10,000 termination fee.

6.     Shareholders’ Equity

        Convertible Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at March 31, 2007. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at March 31, 2007. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at March 31, 2007. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        There are 1,071,346 shares of series D convertible preferred stock outstanding at March 31, 2007. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

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

        On August 3, 2006, the Company entered into an agreement to sell 2,000,000 shares of its common stock at $0.75 per share for a total sales price of $1,500,000 to an existing shareholder (the “Purchaser”). The Purchaser paid $500,000 on August 3, 2006 and paid the balance due of $1,000,000, together with interest thereon at the annual rate of 2.5%, or $8,500, on December 5, 2006. The Company raised $1,478,525 (net of $21,475 in offering expenses) related to this offering. A portion of the proceeds from this offering was used to pay off the U.S. term loan entered into in connection with the acquisition of Western Medical (see Notes 2 and 5).

        On May 11, 2006, the Company increased the number of authorized shares of common stock from 30,000,000 to 50,000,000.

        In April 2006, the Company raised $5,803,304 (net of $568,932 in commission and other offering expenses) from a private offering of 2,655,098 units (10,620,392 shares in total) at $2.40 per unit, each unit consisting of four shares of the Company’s common stock and one five-year Series H warrant (2,655,098 warrants in total) to purchase one share of common stock at the price of $1.00. In addition, the placement agent received 754,806 five-year Series I warrants to purchase one share of common stock at $0.72. The funds were used for the acquisition of certain assets of Western Medical.

        Stock Purchase Warrants

        At March 31, 2007, the Company had warrants outstanding to purchase 6,169,904 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

G	2,760,000	$1.05	December 31, 2008
H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011

Total	6,169,904

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Options under the plan to purchase 730,000 shares of common stock were granted to officers, directors, agents and employees in the three months ended March 31, 2007 at an exercise price of $0.80 per share. As of March 31, 2007, options to purchase 4,331,625 shares of the Company’s common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. During the three months ended March 31, 2007, 23,000 non-plan options expired. As of March 31, 2007, non-plan options to purchase 2,213,655 shares of the Company’s common stock were issued and outstanding.

        For the three months ended March 31, 2007 and 2006 the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006

Risk-free interest rate	4.72%	4.56%
Volatility factor	118%	127%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

        In the three months ended March 31, 2007 and 2006, the risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. In the three months ended March 31, 2007 and 2006, the volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant. Effective January 1, 2006, the Company adopted based on guidance from Staff Accounting Bulletin 107, a stock option life of 6.25 years. As a result, the Company also adopted on January 1, 2006, a seventy-five month volatility period to coincide with the expected stock option life. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company effective January 1, 2006 has assumed an annualized forfeiture rate of 1.0% for all options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        A summary of the Company’s stock option activity and related information for the three months ended March 31, 2007 and 2006 follows:

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	2007		2006

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - January 1	5,838,280	$ 0.94	5,773,280	$ 0.92
Granted	730,000	$ 0.80	390,000	$ 0.70
Forfeited/Expired	(23,000)	$ 11.67	-	-

Outstanding - March 31	6,545,280	$ 0.88	6,163,280	$ 0.90

Exercisable at March 31	5,730,280	$ 0.90	5,889,530	$ 0.91

        The weighted average fair value per share of options granted during the three months ended March 31, 2007 and 2006 was $0.70 and $0.42, respectively.

        For the three months ended March 31, 2007 and 2006, no income tax benefit was recognized related to stock option activity.

        During the three months ended March 31, 2007 and 2006, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2007	2006

Cost of sales	$ 16,364	$ 6,251
Operating expenses	149,872	32,374

Total stock option compensation expense	$166,236	$38,625

        As of March 31, 2007, there was $536,662 of total unrecognized compensation cost related to nonvested share-based awards granted under the Plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 2.5 years.

        Shares Reserved for Future Issuance

        At March 31, 2007, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	668,375
Common stock options outstanding	6,545,280
Common stock warrants outstanding (series G - I)	6,169,904
Restricted common stock available for grant	2,325,000
Restricted common stock outstanding	175,000

Total common stock shares reserved	18,163,966

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250. The fair market value of the grant is being recognized to compensation expense over the three-year service period. For the three months ended March 31, 2007, $12,105 was recorded in operating expenses for these grants.

        At March 31, 2007, the weighted-average remaining contractual term for the restricted common stock grant is 2.11 years.

7.     Comprehensive (Loss) Income

        The Company’s comprehensive (loss) income was as follows:

Three Months Ended March 31,
	2007	2006 (Restated)

Net (loss) income as reported	$ (138,953)	$ 27,472
Other comprehensive income (loss):
Foreign currency translation adjustment	58,540	(23,052)

Comprehensive (loss) income	$ (80,413)	$ 4,420

8.     Operating Segments

        The Company consists of three operating segments: wound care, wound closure-specialty securement devices and skin care. Products in the wound care segment consist of basic and advanced dressings, ointments and sprays. Wound closure-specialty securement device products include wound closure strips and a variety of catheter fasteners. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers.

        Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. Basic and advanced wound care products are manufactured both internally and outsourced, while the manufacture of skin care products is totally outsourced. Wound closure-specialty securement devices are for the most part manufactured in-house. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Segment net sales, gross profit and other related information for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 7,076,239	$672,186	$217,372	-	$ 7,965,797

Gross profit	2,401,842	375,939	26,647	-	2,804,428
Total expenses	-	-	-	$(2,943,381)	(2,943,381)

Net loss					$ (138,953)

	Three Months Ended March 31, 2006

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$4,623,265	$561,981	$283,998	-	$ 5,469,244

Gross profit	1,620,418	282,935	978	-	1,904,331
Total expenses	-	-	-	$(1,876,859)	(1,876,859)

Net income					$ 27,472

        The following table presents net sales by geographic region.

	Three Months Ended March 31,
	2007	2006 (Restated)

United States	57%	46%
Canada	39%	50%
Other	4%	4%

        The increase in the three month period ended March 31, 2007 U.S. net sales and decrease in Canada net sales expressed as percentages of total net sales versus the comparable 2006 period is attributable to the April 2006 acquisition of the Western Medical business and the growth of the United States private label wound care business.

        For the three months ended March 31, 2007 and 2006, a major U.S. customer represented 17% and 16% of U.S. sales, respectively. The Company’s wholly owned Canadian subsidiary sells to one customer that serves as its exclusive third party distributor.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

9.     Income Taxes

        The Company recorded a $73,424 foreign income tax provision for the first quarter 2007 based on the operating results of the Company’s wholly owned Canadian subsidiary. No benefit was made for the Company’s U.S. operations in the first quarter 2007 due to a net operating loss for the quarter and uncertainties surrounding the Company's ability to utilize its U.S. net operating loss carry forwards. No provision for U.S. or foreign income taxes was made in the first quarter 2006 due to a net operating loss in the U.S. in the first quarter 2006 and the availability of U.S. and foreign net operating loss carry forwards.

        As noted above, due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred assets, a full valuation allowance has been provided. Effective December 31, 2006 the Company’s wholly owned Canadian subsidiary, based on recent operating profitability and the prospect of future profitable operations, realized its net operating loss carry forward and deferred tax assets and liabilities.

10.     Comvita Licensing, Manufacturing and Sales Agreement

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

        In accordance with the Agreement, the Company will purchase its requirements for active honey from Comvita at agreed upon pricing. As consideration for the grant of the license, the Company will pay Comvita a royalty based on sales. The Agreement calls for the Company to spend a minimum of either $200,000 or 8% of sales per year on Advertising and Promotion in support of these products. Further, the Agreement calls for minimum sales achievement targets beginning in the second year of the Agreement and each year thereafter to maintain exclusivity. The agreement will commence upon regulatory approval of the first product which had not occurred as of March 31, 2007.

11.    Quick-Med Technologies, Inc. – License Agreement

        On March 23, 2007, the Company entered into a patent and technology license agreement (the “Agreement”) with Quick-Med Technologies, Inc. (“QMT”) relating to QMT’s proprietary anti-microbial technology (the “Technology”). The Company anticipates utilizing the Technology in a series of wound care products, including conforming gauze, gauze sponges, gauze bandage rolls, gauze packing strips, oil emulsion acetate and Unna boot dressings. Initiation of the marketing and sale of products incorporating the Technology is dependent upon the grant by the Food and Drug Administration of approval for use of the Technology in primary and secondary wound dressings. The fact and timing of such approval are uncertain.

        The initial term of the Agreement extends from March 23, 2007 (the “Effective Date”) for a period equal to the shorter of five years from the first commercial sale of products under the Agreement or seven years from the Effective Date. Under the Agreement, QMT grants to the Company an exclusive, royalty-bearing right and license to make, use and sell products incorporating the Technology in the United States and Canada (with the exception of sales to the United States government and agencies thereof in which case the license will be non-exclusive).

        In consideration for the license to the Technology, the Company paid QMT a license fee in the amount of $50,000 and is committed to make additional advance royalty payments in the amount of $25,000 each, three months, six months and nine months after the Effective Date. The foregoing advance royalty payments are creditable against future royalties that become due under the Agreement. The total non-refundable license and advance royalty payments of $125,000 were charged to general administrative expense, a component of operating expense in the consolidated statement of operations.

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

12.    Subsequent Events

         Capital Lease

        On April 5, 2007, the Company signed a three year capital lease for the purchase of new furniture in connection with the Company’s June 2007 headquarters office relocation. The lease calls for 36 monthly payments of $5,185 and bears interest at an annual rate of 9.23%.

        Amendment to U.S. Revolving Credit and Security Agreement

        On May 14, 2007, the Company’s U.S. lender agreed to waive the Company’s covenant violations as of March 31, 2007 and to amend the Company’s monthly minimum EBITDA and fixed charge coverage ratios effective April 1, 2007. The covenant amendments were requested and approved by the U.S. lender in light of the Company’s projected operating results. A waiver and amendment fee of $5,000 was charged by the U.S. lender.

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006.

Results of Operations

Overview

        The 2007 and 2006 operating results include Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the term Canadian operations is used throughout this discussion in reference to the operations of Derma Sciences Canada Inc. and the term U.S. operations is used throughout this discussion in reference to the Company’s U.S. operations.

        The Company engages in the manufacture, marketing and sale of three dermatological product lines consisting of wound care, wound closure-specialty securement devices and skin care. The wound care line is composed of basic and advanced wound care products. Basic wound care consists of gauze dressings, packing strips, impregnated gauze dressings, abdominal pads, laparotomy sponges, burn dressings and bandages. Advanced wound care products consist of ointments, silver dressings, calcium alginate dressings, hydrogel dressings, hydrocolloid dressings and foam dressings. The wound closure-specialty securement device line consists of wound closure strips and a variety of catheter fasteners. The skin care line consists of bath sponges, skin cleansers, soaps, hair and body washes and moisturizers.

        The following table highlights the quarters ended March 31, 2007 versus 2006 operating results:

	Quarter Ended March 31,
	2007	2006 (Restated)	Variance

Gross Sales	$ 10,179,980	$ 6,764,766	$ 3,415,214	50.5%
Sales adjustments	(2,214,183)	(1,295,522)	(918,661)	70.9%

Net sales	7,965,797	5,469,244	2,496,553	45.7%
Cost of sales	5,161,369	3,564,913	1,596,456	44.8%

Gross profit	2,804,428	1,904,331	900,097	47.3%
Gross profit percentage	35.2%	34.8%
Operating expenses	2,793,154	1,864,330	928,824	49.8%
Interest expense	50,246	82,050	(31,804)	(38.8%	)
Other expense/(income), net	26,557	(69,521)	96,078	138.2%

Total expenses	2,869,957	1,876,859	993,098	52.9%
(Loss) income before income taxes	(65,529)	27,472	(93,001)	-
Provision for income taxes	73,424	-	73,424	-

Net (loss) income	$ (138,953)	$ 27,472	$ (166,425)	-

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distribution fees (in Canada), sales incentives, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. The Company’s exclusive distributor in Canada normally carries two to three months inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at March 31, 2007, the trade rebate reserve would be overstated by approximately $230,000. If the normal rebate cycle were one

Index

month greater than estimated at March 31, 2007, the trade rebate reserve would be understated by approximately $460,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        The Company currently pays its exclusive Canadian distributor a fixed fee of 10% on net sales subject to the fee (as defined) for distribution services in Canada. The distribution fee is accrued each month based on net sales to the distributor times the ratio of estimated percentage of distribution fee expense to net sales based on past history. The percentage of distributor fee expense to net sales is re-evaluated quarterly for reasonableness.

        Sales incentives are credits granted to specific customers based upon attainment of pre-determined sales objectives. The agreements are generally for a period of one year.

        Medicaid rebates are accrued monthly based upon recent historical activity and reconciled quarterly based upon receipt of rebate reports from participating state agencies. Returns and allowances and cash discounts are accrued monthly based on recent historical activity.

        Gross to net sales adjustments comprise the following:

	Quarter Ended March 31,
	2007	2006 (Restated)

Gross Sales	$ 10,179,980	$ 6,764,766

Trade rebates	(1,754,282)	(966,128)
Distribution fees	(289,138)	(256,710)
Sales incentives	(57,168)	(17,879)
Medicaid rebates	(1,515)	(6,450)
Returns and allowances	(43,517)	(12,255)
Cash discounts	(68,563)	(36,100)

Total adjustments	(2,214,183)	(1,295,522)

Net sales	$ 7,965,797	$ 5,469,244

        Trade rebates increased significantly in the first quarter 2007 versus 2006 due to higher rebate intensive Canadian sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. These increases were partially offset by a decrease in the level of sales subject to rebate (“contract business”) in other areas of the Company’s business. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense principally relates to the acquisition of the Western Medical business in April 2006 which utilizes sales incentives to a greater degree than in the Company’s other product lines. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances were up in 2007 due to the higher level of sales and timing. Cash discounts as a percentage of sales increased in 2007 as a larger portion of the sales growth continues to come from customers that have historically taken advantage of the Company’s discount terms.

Index

Rebate Reserve Roll Forward

        A quarterly roll forward of the trade rebate accruals at March 31, 2007 and 2006 is outlined below:

	Quarter Ended March 31,
	2007	2006 (Restated)

Beginning balance - January 1	$ 1,817,558	$ 1,566,590
Rebates paid	(1,204,036)	(747,673)
Rebates accrued	1,754,282	966,128

Ending balance - March 31	$ 2,367,804	$ 1,785,045

        The $550,246 increase in the first quarter 2007 trade rebate reserve reflects a $442,174 increase to $1,916,242 in the Canadian rebate reserve due to higher sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices coupled with incremental reserve requirements associated with the Western Medical business acquired in April 2006. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $218,455 increase in the first quarter 2006 trade rebate reserve reflects the continued growth of the rebate intensive Canadian and U.S. private label businesses.

Net Sales and Gross Margin

        The following table highlights the March 31, 2007 versus 2006 product line net sales and gross profit:

	Quarter Ended March 31,
	2007	2006 (Restated)	Variance

Product Line Net Sales

Wound care	$7,076,239	$4,623,265	$ 2,452,974	53.1%
Wound closure-specialty	672,186	561,981	110,205	19.6%
securement devices
Skin care	217,372	283,998	(66,626)	(23.5%	)

Total	$7,965,797	$5,469,244	$ 2,496,553	45.7%

Product Line Gross Profit

Wound care	$2,401,842	$1,620,418	$ 781,424	48.2%
Wound closure- specialty	375,939	282,935	93,004	32.9%
securement devices
Skin care	26,647	978	25,669	-

Total	$2,804,428	$1,904,331	$ 900,097	47.3%

        Company net sales increased $2,496,553, or 45.7%, to $7,965,797 in 2007 from $5,469,244 in 2006. Canadian net sales increased $366,427, or 13.5%, to $3,090,257 in 2007 from $2,723,830 in 2006. This increase was driven by growth of $409,175 less unfavorable exchange of $42,748 associated with a 1.6% weakening of the Canadian dollar. The increase was principally attributable to higher sales to the Company’s exclusive Canadian distributor to rebalance its inventory (ostensibly to improve its customer service performance) coupled with modest real growth (as measured by sales of the Company products reported by the distributor) partially offset by price erosion associated with the renewal of bid contracts beginning in the fourth quarter 2006 at lower overall selling prices and lower private label sales to the distributor. U.S. net sales increased $2,130,126, or 77.6%, to $4,875,540 in 2007 from $2,745,414 in 2006. The increase was driven by the addition of incremental Western Medical sales of approximately $1,452,000, continued growth of the private label business and a strong wound closure-specialty securement device quarter in 2007 due principally to backorder fulfillment partially offset by a continued decline in skin care sales due to competitive pressure and softening demand for the Derma line of advanced wound care products. Excluding Western Medical sales, U.S. sales increased $1,044,645, or 19.1%.

Index

        Company gross profit increased $900,097, or 47.3%, to $2,804,428 in 2007 from $1,904,331 in 2006. Company gross profit margin percentage increased to 35.2% in 2007 from 34.8% in 2006. Canadian gross profit increased $259,030, or 29.2%, to $1,147,095 in 2007 from $888,065 in 2006. Canadian gross profit margin percentage increased to 37.1% in 2007 from 32.6% in 2006. The improvement in Canadian 2007 gross profit dollars and margin percentage reflects the combined impact of higher sales, continuing improvement in manufacturing performance and the benefit of lower negotiated basic wound care costs partially offset by ongoing price erosion in the Canadian traditional wound care market. U.S. gross profit increased $641,067, or 63.1%, to $1,657,333 in 2007 from $1,016,266 in 2006. Gross profit margin percentage decreased to 34.0% in 2007 from 37.0% in 2006. The improvement in U.S. gross profit margin dollars reflects the impact of higher sales. The decrease in gross profit margin percentage is principally attributable to unfavorable product mix. Continued growth of the lower margined private label business is the primary contributor. Excluding Western Medical, gross profit increased $260,384, or 13.7%, and the gross profit margin percentage would have been 33.2%.

        Wound care sales consisting of basic and advanced wound care products increased $2,452,974, or 53.1%, in 2007 versus 2006. Basic wound care sales increased $1,366,334, or 42.3%. This increase was driven by an increase in Canadian basic wound care sales of $366,427 together with a U.S. sales increase of $999,907. The Canadian sales growth was driven by higher sales to the Company’s exclusive Canadian distributor to rebalance its inventory coupled with modest real growth partially offset by price erosion and lower private label sales to the distributor. The U.S. sales performance reflects incremental Western Medical sales of approximately $1,044,000 partially offset by a softening of demand for other basic wound care products. Advanced wound care sales increased $1,086,640 or 78.1%. This increase was principally driven by continued growth of the Company’s private label sales to U.S. customers (including approximately $408,000 related to Western Medical) together with improving silver product sales partially offset by softening demand for the Derma line of advanced wound care products. Sales of the Company’s new Silver Alginate product launched in November 2006 were $94,178 in the first quarter 2007.

        Wound care gross profit increased $781,424, or 48.2%, in 2007 versus 2006. Gross profit margin percentage decreased to 33.9% in 2007 from 35.1% in 2006. The gross profit margin dollar increase is attributable to the higher sales partially offset by the declining gross profit margin percentage. The decrease in gross profit margin percentage is principally attributable to unfavorable product mix.

        Wound closure-specialty securement device sales increased $110,205, or 19.6%, in 2007 versus 2006. The increase is principally due to backorder fulfillment.

        Wound closure-specialty securement device gross profit increased $93,004, or 32.9%, in 2007 versus 2006. Gross profit margin percentage increased to 55.9% in 2007 from 50.4% in 2006. The increase in gross profit margin dollars reflects the higher sales and improved gross profit margin percentage. The gross profit margin percentage improvement is due to the flow through of lower product costs associated with bringing the manufacture of these products in-house in the second half of 2006.

        Skin care sales decreased $66,626, or 23.5%, in 2007 versus 2006 due to continuing competitive pressure. Skin care gross profit improved $25,669 to a $26,647 profit in 2007 from a $978 profit in 2006. The main driver for the gross profit dollar improvement was the elimination of the monthly carrying costs associated with the lease on the former skin care manufacturing facility that expired in January 2007. Outsourcing production to lower cost third parties have allowed this business to continue to operate at slightly above break even in terms of gross profit.

Index

Operating Expense

        The following table highlights March 31, 2007 versus 2006 operating expenses by type:

	Quarter Ended March 31,
	2007	2006 (Restated)	Variance

Distribution	$ 228,019	$ 158,996	$ 69,023	43.4%
Marketing	288,227	141,621	146,606	103.5%
Sales	557,556	505,422	52,134	10.3%
General administrative	1,719,352	1,058,291	661,061	62.5%

Total	$2,793,154	$1,864,330	$928,824	49.8%

        Operating expense increased $928,824, or 49.8%, to $2,793,154 in 2007 from $1,864,330 in 2006 including a decrease of $7,670 attributable to exchange associated with a 1.6% weakening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $69,023, or 43.4%, in 2007 versus 2006. Expenses in Canada increased $35,039 while expenses in the U.S increased $33,984. The increase in Canada was principally attributable to higher lease, real estate taxes and weather related utility expenses. In December 2006, the Company leased additional square footage adjacent to its existing facility to accommodate increased manufacturing and warehousing requirements. The U.S. increase was principally attributable to incremental warehouse personnel (compensation and benefits) and operating costs associated with the increased resources required to integrate the Western Medical acquisition into the Company’s existing business beginning in April 2006.

        Marketing expense increased $146,606, or 103.5%, in 2007 versus 2006. The increase was principally attributable to higher compensation and benefits associated with an employee promotion in 2006 and the hiring of a Director of Clinical Affairs (new position) in February 2007. Also contributing were planned increases in promotion and product development expense in support of the Company’s growth initiatives, higher share based compensation expense due to 2007 grants and recruiting costs for the new position.

        Sales expense increased $52,134, or 10.3%, in 2007 versus 2006. Expenses in Canada decreased $957 (including a benefit $2,162 related to exchange) while expenses in the U.S. increased $53,091. Excluding exchange the $1,205 increase in Canada was due to higher compensation and benefit, buying group administrative (sales volume related) and sample expenses effectively offset by lower timing related promotion expenses and lower bid expenses. The U.S. increase was attributable to incremental consulting and customer service (personnel related ) expenses associated with the integration of the Western Medical business into the Company, higher share based compensation expense, higher sales volume related administrative fees and recruiting costs associated with the planned expansion of the sales force.

        General administrative expense increased $661,061, or 62.5%, in 2007 versus 2006. Expenses in Canada increased $98,545 (including a benefit of $4,917 related to exchange) while expenses in the U.S. increased $562,516. The increase in Canada principally reflects higher audit and Sarbanes Oxley consulting (compliance program commenced in December 2006) expenses, planned year-on-year compensation and benefit increases and higher share based compensation expense, partially offset by lower bad debt expense and timing related travel and software expense. The U.S. increase principally reflects incremental technology licensing expense of $125,000, intangible amortization expense of approximately $116,000 related to the Western Medical acquisition, share based employee and board compensation expense of approximately $115,000, Sarbanes Oxley consulting expenses of approximately $77,000, higher audit and related expense of approximately $46,000, one-time professional fees for a compensation study of approximately $26,000, higher travel expenses of approximately $26,000 and higher investor relations and public relations related expenses of approximately $22,000.

Index

Interest Expense

        Interest expense decreased $31,804, or 38.8%, to $50,246 in 2007 from $82,050 in 2006. Interest expense in Canada decreased $3,517 while interest expense in the U.S. decreased $28,287. The decrease in Canada reflects lower outstanding term loan balances in 2007 versus 2006 partially offset by higher interest rates. The U.S. decrease is principally due to lower line of credit interest (despite higher interest rates) due to lower borrowing balances in 2007 versus 2006 as a result of the Company’s improved U.S. cash flow and the non-recurrence of a one-time fee of $20,000 paid in March 2006 for loan covenant violation waivers. Partially offsetting these decreases were incremental promissory note interest and deferred finance fee amortization expense related to the Western Medical acquisition in April 2006.

Other Income/Expense

        Other expense, net increased $96,078 to $26,557 expense in 2007 from $69,521 income in 2006. The main driver for the other expense increase was the non-recurrence of a $64,971 gain recorded in 2006 associated with the favorable settlement of a supplier liability. Higher temporary container storage costs and lower royalty income partially offset by lower foreign exchange expense, also contributed.

Income Taxes

        The Company recorded a $73,424 foreign income tax provision for the first quarter 2007 based on the Company’s Canadian operating results. No income tax benefit was made for the Company’s U.S. operations in the first quarter 2007 due to a net operating loss for the quarter and uncertainties surrounding the Company’s ability to utilize its U.S. net operating loss carry forwards. No provision for U.S. or foreign income taxes was made in the first quarter of 2006 due to available net operating loss carry forwards.

        Based on projected operating results and available net operating loss carry forwards, the U.S. effective tax rate is projected to be insignificant in 2007. In Canada, the effective tax rate will approximate 34% in 2007. For the most part, tax expense in Canada is projected to be deferred in nature as net operating loss carry forward related deferred tax assets are utilized to offset taxes payable.

        As noted above, due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance has been provided. Effective December 31, 2006 the Company’s Canadian subsidiary, based on recent operating profitability and projected profitable operations going forward, realized its net operating loss carry forwards and deferred tax assets and liabilities.

Net Income (Loss)

        The Company generated a net loss of $138,953, or $0.01 per share (basic and diluted), in the first quarter 2007 compared to net income of $27,472, or $0.00 income per share (basic and diluted), in the first quarter 2006.

Liquidity and Capital Resources

Operational Overview

        Net sales increased 45.7%, (46.4% adjusted for foreign exchange), in 2007 over 2006. This growth was driven by a sales increase in the U.S. of 77.6%, together with an increase in Canadian sales of 13.5% (15.0% adjusted for foreign exchange). Sales growth in the U.S. was driven by incremental sales associated with the Western Medical business (acquired April 18, 2006) of $1,452,000 and the continued growth of the private label business. Sales of the Company’s new silver alginate product launched in November 2006 were approximately $94,000 in the first quarter. Skin care sales continue to deteriorate in the face of competitive pressure and a reduction of resources allocated to support the line. Sales for the balance of the U.S. product lines were essentially flat year-on-year. Excluding Western Medical sales, U.S. sales growth was 19.1%. Adjusted for sales related to the Company’s exclusive Canadian distributor’s rebalancing of its inventory, first quarter Canada sales growth was modest. This reflects a very competitive marketplace for the Company’s line of traditional wound care products that make up the majority of Canada sales. Unit volume growth and successful product cost reduction efforts have enabled the Company to remain competitive in an environment of declining prices for its products. In Canada, the Company continues to focus on contract compliance, exploring opportunities in other market segments (other than its traditional strength in the acute care segment) and working closely with its exclusive distributor to capitalize on sales growth opportunities presented by this relationship.

Index

        As expected, the Company continues to realize the benefit of its ongoing manufacturing and sourcing initiatives. Incremental unit volume throughput associated with commencement of manufacturing for several new private label customers are contributing to improved efficiencies in the Company’s Canadian manufacturing operation. Notwithstanding the impact of sales pricing and mix on margins, the Company has realized a significant improvement in gross profit dollars and margin percentage from its ongoing product cost reduction initiatives.

        Operating expenses increased 49.8% (49.1% adjusted for foreign exchange) in 2007 over 2006 in line with expectations. The increase is attributable to incremental technology licensing expense, Western Medical costs (intangible asset amortization, planned sales and marketing and integration expenses), non-cash share based compensation expense commencing in 2006, planned increases in marketing and sales expenses in support of the Company’s growth initiatives and higher professional service fees as a result of increasing regulatory requirements. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        The Company reported a loss of $138,953 for the first quarter 2007. With the addition of the Western Medical business, anticipated Canadian sales improvement, continued growth of the private label business in the U.S. and the introduction of new products coupled with ongoing manufacturing cost reduction initiatives and operating expense management, the Company anticipates a return to profitability going forward.

        On March 23, 2007 (the effective date), the Company entered into an exclusive patent and technology license agreement for the rights in the U.S. and Canada to certain proprietary anti-microbial technology. The Company anticipates utilizing this technology in a series of its wound care products. In consideration for the license, the Company paid a license fee of $50,000 and agreed to make additional advance royalty payments in the amount of $25,000 each, three months, six months and nine months after the effective date of the agreement and is obligated to make sales based royalties upon commercial launch of the product(s) employing this technology and meet certain minimum sales thresholds to maintain exclusivity. The $125,000 non-refundable license and advanced royalty payments were expensed. The Company anticipates use of this technology will provide a significant near term commercial opportunity.

        On November 8, 2006, the Company entered into an exclusive license and distribution agreement for the rights in the U.S. and Canada to an intermittent pneumatic compression device representing a significant advancement in the treatment of patients with various vascular diseases or lymphedema. In consideration for the license, the Company is obligated to purchase the product from the licensee at agreed upon prices and meet certain minimum purchase thresholds to maintain exclusivity. The Company anticipates this device will represent a near term commercial opportunity.

        On August 3, 2006, the Company entered into an agreement to sell 2,000,000 shares of its common stock at $0.75 per share for a total selling price of $1,500,000 to an existing shareholder. The shareholder paid $500,000 on August 3, 2006 and the balance due of $1,000,000 with interest on December 5, 2006. The $500,000 received on August 3, 2006 was used to prepay (as permitted, without penalty) the U.S. term loan entered into in connection with the acquisition of Western Medical in April 2006. The $1,000,000 received on December 5, 2006 was used to repay the balance of the U.S. term loan outstanding with the balance to be used prospectively for general working capital purposes.

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables and the business of Western Medical for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. In addition, the Company incurred a total of $819,052 of transaction costs related to the acquisition. The purchased assets consist of trade receivables, inventory, equipment and certain identifiable intangibles. To fund the purchase, the Company raised $5,803,304 (net of $568,952 in commissions and other offering expenses) from the private sale of 2,655,098 units at $2.40 per unit each unit consisting of four shares of common stock and one five-year warrant to purchase one share of common stock at $1.00 per share. In addition, the placement agent for the units received 754,806 five-year warrants to

Index

purchase one share of common stock at $0.72 per share. The Company also received $1,000,000 in cash from a new three-year term loan that bears interest at prime plus 5% from its U.S. lender through an amendment to its existing three-year revolving credit facility. The amendment amends and restates various loan covenants of the revolving credit facility and increases the revolving credit facility cap from $2,000,000 to $3,500,000.

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

        On February 13, 2006, the Company entered into an exclusive licensing, manufacturing and sales agreement to manufacture and sell a line of Manuka Honey based wound care products in North and South America within the medical-surgical marketplace. In accordance with the agreement, the Company will purchase its requirements for active Manuka honey from the licensee at agreed upon pricing, will pay the licensee an agreed upon sales based royalty and is obligated to achieve specified minimum sales targets to maintain exclusivity. The agreement will commence with regulatory approval of the first product. The Company anticipates use of this technology will provide a significant near term commercial opportunity.

Cash Flow and Working Capital

        At March 31, 2007 and December 31, 2006, the Company had cash and cash equivalents on hand of $1,607,918 and $1,285,943, respectively. The $321,975 increase in cash reflects net cash provided by operating activities of $495,225, net cash used in investing activities of $124,376, net cash used in financing activities of $72,681 and cash provided as a result of exchange rate changes of $23,807. The March 31, 2007 cash balance reflects overall improved cash flow due to improving operations and the addition of the Western Medical business in April 2006, which was successfully absorbed into the Company while adding only a modest amount of incremental overhead expense.

        Net cash provided by operating activities of $495,225 stems from $1,049,187 cash provided from operations (net loss plus non-cash items), partially offset by $553,962 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations is associated with significant capital expenditures over the last couple of years (resulting in higher levels of depreciation expense), a significant increase in amortizable intangibles in connection with the Western Medical acquisition, higher rebate reserves in the U.S. and Canada due to increases in rebate intensive sales and the commencement of expensing of share based compensation beginning in 2006 thereby increasing the magnitude of non-cash charges. Higher inventory and lower accrued liabilities, partially offset by a decrease in receivables and higher accounts payable, were the main drivers behind the net change in ongoing operating assets and liabilities. The significant increase in inventory reflects an increase and rebalancing of the U.S. finished goods inventory to improve customer service and replenish inventory levels that were lower than normal due to unexpected production delays caused by the equipment and facility improvements activities that took place at the Company’s manufacturing operation in Canada in the second half of 2006. Also contributing were an OEM customer component and finished goods inventory build in the first quarter to meet agreed upon safety stock requirements and timing related excess finished goods in Canada due to early delivery of product from China. The reduction in accrued liabilities principally reflects the payment of accrued bonus in the first quarter. The reduction in receivables reflects improved collections in the U.S. and Canada. Higher accounts payable reflects the increased level of inventory related purchase activity and a higher level of non-inventory related activity in support of the Company’s growth initiatives and regulatory requirements.

        Net cash used in investing activities of $124,376 principally reflects funds used for purchases of equipment at the Company’s manufacturing operation in Canada to expand manufacturing capability in response to growth and/or efficiency opportunities.

        Net cash used in financing activities of $72,681 reflects cash used to make regularly scheduled debt payments.

Index

        Working capital increased $324,177, or 5.6%, at March 31, 2007 to $6,092,226 from $5,768,049 at December 31, 2006. The increase is principally attributable to the net cash flow from operations during the quarter. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

        In December 2006, the Company renewed its annual revolving credit facility agreement with its Canadian lender for a maximum principal amount of $433,000 ($500,000 Canadian). Maximum potential advances under the agreement at March 31, 2007 were $290,000. Advances outstanding against the agreement were zero at March 31, 2007, leaving $290,000 available for borrowing.

        In addition, the Canadian lender has granted Derma Sciences Canada Inc. a $650,000 ($750,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.‘s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. Prepayment of advances, in whole or in part, is not permitted during the eighteen months following initial disbursement. Prepayment thereafter is permitted in whole or once per annum in part with thirty days written notice and payment of the greater of the following premium: (i) 3% of the principal amount prepaid; or (ii) three months interest on such principal at the loan interest rate in effect on the date prepayment is made. As of March 31, 2007, there were no outstanding advances against the line.

        On April 18, 2006 the Company entered into an amended three-year revolving credit facility agreement with its U.S. lender for a maximum principal amount of $3,500,000. Maximum potential advances under the agreement at March 31, 2007 were $3,060,000. Advances outstanding against the line were zero at March 31, 2007, leaving an additional $3,060,000 available for borrowing.

Prospective Assessment

        The Company’s objective is to continue to grow sales in 2007 and maintain profitability while utilizing cash flow to fund the development of novel technologies. Beginning in 2005, the Company expanded its product development efforts. As a result of these efforts, the Company launched one new product in late 2006 and plans to launch additional new products in 2007. The April 2006 acquisition of the Western Medical business has had to date, and is expected to continue to have, a positive impact on the Company’s U.S. business going forward. Growth of the Company’s private label business is anticipated to continue as the existing business expands and new customers are brought on board. Plans are in place to better leverage existing opportunities in the Company’s basic and advanced wound care lines in the U.S. by working more closely with several key existing and potential new customers to increase business. In Canada, the exclusive distribution agreement continues to represent an opportunity for sales growth. In addition, in 2006 the Company renewed a five-year basic wound care supply agreement with a major Canadian buying group.

        The Company plans to build upon its recent success in the area of product cost savings. Higher throughput and improved operational efficiencies are expected to lower the Company’s overall internal cost of manufacturing going forward. The plan to bring the manufacture of the Company’s wound closure-specialty securement device line in-house at a savings versus existing third party sourced product costs was completed in late 2006. The Company also anticipates realizing incremental savings in 2007 as the percentage of China sourced product sterilized in China increases. Subject to commodity driven cotton prices and fluctuations in foreign exchange, the Company anticipates continuing to build on its successful relationships in China to keep its basic wound care costs competitive.

        Given the recent Western Medical acquisition and planned growth over the foreseeable future, the Company is presently re-evaluating its personnel and infrastructure requirements needed to support the business going forward. Increases in personnel are anticipated in order to execute and manage planned business growth. In the area of information technology, the Company presently is in the midst of a two to three year program to upgrade its capabilities. In addition, as a non-accelerated filer (as defined by the SEC), the Company is required to be in compliance with Sarbanes-Oxley regulations as of December 31, 2007. The Company is closely monitoring its requirements under Sarbanes-Oxley and will incur incremental one-time costs to comply during 2007 and through the first quarter 2009, with modest ongoing incremental cost thereafter. Steps will continue to be taken to monitor operating expenses and to limit spending in this area to that necessary to support existing operations.

Index

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

Update of Factors Affecting Future Prospects

        The following factors affecting future prospects update the related factors set forth in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2007:

The potential increase in common shares due to the conversion, exercise or vesting of outstanding derivative securities may have a depressive effect upon the market value of the Company’s shares.

        Up to 15,170,591 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“derivative securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of derivative securities are substantial compared to the 25,258,335 shares of common stock currently outstanding.

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

        The Company incurred a net loss of $138,953 (unaudited) in the first quarter of 2007, earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At March 31, 2007, the Company had an accumulated deficit of $13,556,234. Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2001 through 2006 and the first four months of 2007 are set forth in the table below:

Index

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2001	$0.22	$0.80
2002	$0.35	$0.85
2003	$0.35	$2.30
2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007(*)	$0.65	$0.88

(*) January 1 through April 30.

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors; and
•	The loss of a major customer.

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

Index

Revenue Recognition and Adjustments to Revenue

        Revenue is recognized when product is shipped and title passes to the customer and collectability is reasonably assured. When the Company recognizes revenue from the sale of its products, it simultaneously adjusts revenue for estimated trade rebates and distribution fees (in Canada). A trade rebate represents the difference between the invoice price to the wholesaler and the indirect customer’s contract price. These rebates are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with wholesale and indirect customers and other competitive factors. The Company pays its exclusive Canadian distributor a fixed fee based on sales subject to the fee (as defined) for distribution services in Canada. The distribution fee is accrued monthly based on the estimated percentage of distribution fee expense to net sales. If the assumptions used to calculate these rebates and fees do not appropriately reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted. The Company continually monitors the factors that influence these rebates and fees and makes adjustments as necessary.

Goodwill

        At March 31, 2007, the Company had $2,441,542 of goodwill relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Stock-Based Compensation

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company recognized stock-based employee compensation of $178,341 and $38,625 in the three months ended March 31, 2007 and 2006, respectively, under SFAS 123R.

Index

Item 3. CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness related to the lack of a formal process to evaluate and document all of the accounting implications that may be associated with new and non-routine contracts, the Company’s disclosure controls and procedures were not effective as of that date for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms.

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

        Other than as described above, during the three months ended March 31, 2007 there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II — Other Information

Item 1. Legal Proceedings

        None.

Item 6. Exhibits

        All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on March 31, 2007, are incorporated herein by reference.

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

DERMA SCIENCES, INC.

Dated: May 14, 2007	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002