Form 10QSB
period 2007-06-30
DERMA SCIENCES, INC.
filed 2007-08-14
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2007
Commission File Number	1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 300
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

   Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes [  ]     No [X]

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: August 14, 2007	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 25,258,335

Transitional Small Business Disclosure Format (check one):    Yes [  ]     No [X]

Part I

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

(1)     The Company’s previously issued financial statements for the three and six months ended June 30, 2006 have been restated for the correction of errors related to the accounting for an exclusive distribution agreement in Canada. The restatement is more fully described in the Notes to the Condensed Consolidated Financial Statements.

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

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2007	2006
	(Unaudited)

Current Assets
Cash and cash equivalents	$ 768,888	$ 1,285,943
Accounts receivable, net	1,921,324	2,270,552
Inventories	6,959,261	4,678,107
Prepaid expenses and other current assets	395,479	279,864

Total current assets	10,044,952	8,514,466
Equipment and improvements, net	4,529,774	4,133,595
Goodwill	2,441,542	2,441,542
Other intangible assets, net	2,923,638	3,197,365
Other assets, net	216,480	218,953

Total Assets	$ 20,156,386	$ 18,505,921

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$ 279,777	$ 338,155
Accounts payable	1,521,748	1,645,575
Accrued expenses and other current liabilities	1,695,640	762,687

Total current liabilities	3,497,165	2,746,417

Long-term debt, net of current portion	637,370	546,268
Other long-term liabilities	408,860	235,224

Total Liabilities	4,543,395	3,527,909

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares
(liquidation preference of $4,210,231 at June 30, 2007)	22,804	22,804
Common stock, $.01 par value, 50,000,000 shares authorized;
issued and outstanding: 25,258,335 shares at June 30, 2007
and 24,906,160 at December 31, 2006	252,583	249,062
Additional paid-in capital	27,588,080	27,272,440
Accumulated other comprehensive income - cumulative translation
adjustments	1,415,321	850,987
Accumulated deficit	(13,665,797)	(13,417,281)

Total Shareholders' Equity	15,612,991	14,978,012

Total Liabilities and Shareholders' Equity	$ 20,156,386	$ 18,505,921

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended
	June 30,
	2007	2006 (Restated)

Net sales	$ 7,461,258	$ 7,124,287
Cost of sales	4,796,060	4,669,119

Gross Profit	2,665,198	2,455,168

Operating expenses	2,589,957	1,976,941
Interest expense	47,564	110,145
Other expense, net	23,141	21,915

Total Expenses	2,660,662	2,109,001

Income before provision for income taxes	4,536	346,167
Provision for income taxes	114,099	–

Net (Loss) Income	$ (109,563)	$ 346,167

(Loss) income per common share - basic	($0.00)	$0.02

(Loss) income per common share - diluted	($0.00)	$0.01

Shares used in computing (loss) income per common share - basic	25,258,335	20,805,423

Shares used in computing (loss) income per common share - diluted	25,258,335	25,207,546

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Six months ended
	June 30,
	2007	2006 (Restated)

Net sales	$ 15,427,055	$ 12,593,531
Cost of sales	9,957,429	8,234,032

Gross Profit	5,469,626	4,359,499

Operating expenses	5,383,111	3,841,271
Interest expense	97,810	192,195
Other expense (income), net	49,698	(47,606)

Total Expenses	5,530,619	3,985,860

(Loss) income before provision for income taxes	(60,993)	373,639
Provision for income taxes	187,523	–

Net (Loss) Income	$ (248,516)	$ 373,639

(Loss) income per common share - basic	($0.01)	$0.02

(Loss) income per common share - diluted	($0.01)	$0.02

Shares used in computing (loss) income per common share - basic	25,252,498	16,569,131

Shares used in computing (loss) income per common share - diluted	25,252,498	20,455,906

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended
	June,
	2007	2006 (Restated)

Operating Activities
Net (loss) income	$ (248,516)	$ 373,639
Adjustments to reconcile net (loss) income
to net cash provided by (used in) operating activities:
Depreciation of equipment and improvements	357,102	285,385
Amortization of intangible assets	273,727	132,663
Amortization of deferred financing costs	30,831	43,285
(Recovery of) provision for bad debts	(10,433)	3,917
Allowance for sales adjustments	330,738	821,159
Provision for (recovery of) inventory obsolescence	44,641	(63,203)
Deferred rent	(11,149)	6,296
Share based compensation expense	319,161	98,337
Deferred tax provision	182,328	–
Gain on settlement of accounts payable	–	(64,971)
Changes in operating assets and liabilities:
Accounts receivable	989,870	(505,064)
Inventories	(1,966,130)	(293,475)
Prepaid expenses and other current assets	(107,395)	(44,983)
Other assets	24,104	21,269
Accounts payable	(194,410)	(391,245)
Accrued expenses and other current liabilities	(135,100)	9,305

Net cash (used in) provided by operating activities	(120,631)	432,314

Investing Activities
Acquisition of Western Medical assets	–	(6,000,000)
Business acquisition costs	(48,045)	(662,691)
Purchases of equipment and improvements	(267,108)	(329,338)

Net cash used in investing activities	(315,153)	(6,992,029)

Financing Activities
Loan proceeds	–	1,000,000
Net change in bank lines of credit	–	(181,626)
Deferred financing costs	–	(48,722)
Long-term debt repayments	(152,198)	(147,787)
Proceeds from issuance of stock, net of issuance costs	–	5,822,637

Net cash (used in) provided by financing activities	(152,198)	6,444,502

Effect of exchange rate changes on cash and cash equivalents	70,927	61,482

Net decrease in cash and cash equivalents	(517,055)	(53,731)
Cash and cash equivalents
Beginning of period	1,285,943	1,105,330

End of period	$ 768,888	$ 1,051,599

Supplemental cash flow information:
Office furniture obtained with capital lease	$ 163,745	–
Issuance of promissory note in connection with acquisition of Western	–	$ 500,000
Medical assets (see Note 2)

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

        Restatement of Financial Statements

        In May 2005, the Company entered into a five-year distribution agreement with a Canadian company to serve as the Company’s exclusive distributor in Canada. The Company records revenue at the time product is shipped to the distributor. The distribution agreement requires the Company to pay a distribution fee to the distributor. Prior to October 1, 2006, the Company classified this distribution fee in operating expenses. The Company has since concluded that this fee should be classified as an adjustment to gross sales in arriving at net sales, similar to trade rebates and other adjustments to gross sales. Further, the Company has concluded that the distribution fee should be accrued and expensed at the time of sale. Previously the Company expensed the fee when billed by the distributor to the Company. Accrued distribution fees are recorded as a credit to accounts receivable on the consolidated balance sheet. Previously, accrued distribution fees were recorded in accounts payable on the consolidated balance sheet. As a result of the foregoing errors, the Company has restated its financial statements and accompanying notes for the correction of these errors in the application of U.S. generally accepted accounting principles. A summary of the restatement impact on the consolidated balance sheet at June 30, 2006 and on the consolidated statement of operations for the three and six months ended June 30, 2006 is outlined below:

	June 30, 2006
	As Previously Reported	As Restated

	(Unaudited)
Selected consolidated balance sheet data:

Total current assets	$ 8,216,701	$ 7,897,810
Total assets	$18,453,829	$18,134,938
Total current liabilities	$ 3,266,357	$ 3,174,656
Total liabilities	$ 4,873,299	$ 4,781,598
Total shareholders’ equity	$13,580,530	$13,353,340

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated

	(Unaudited)		(Unaudited)
Consolidated statements of
operations data:

Net Sales	$ 7,386,681	$ 7,124,287	$ 13,143,595	$ 12,593,531
Cost of sales	4,669,119	4,669,119	8,234,032	8,234,032
Gross profit	2,717,562	2,455,168	4,909,563	4,359,499

Operating expenses	2,254,712	1,976,941	4,376,464	3,841,271
Interest	110,145	110,145	192,195	192,195
Other expense (income), net	21,915	21,915	(47,606)	(47,606)

Total expense	2,386,772	2,109,001	4,521,053	3,985,860

Income before provision for income taxes	330,790	346,167	388,510	373,639
Provision for income taxes	–	–	–	–

Net income	$ 330,790	$ 346,167	$ 388,510	$ 373,639

Income per common share - basic	$0.02	$0.02	$ 0.02	$ 0.02
Income per common share - diluted
	$0.01	$0.01	$ 0.02	$ 0.02

Shares used in computing income per common share - basic	20,805,423	20,805,423	16,569,131	16,569,131
Shares used in computing income per common share - diluted	25,207,546	25,207,546	20,455,906	20,455,906

      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

      Summary of Significant Accounting Policies:

        Accounting for Uncertainty in Income Taxes – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the three and six months ended June 30, 2007.

        As of January 1, 2007 and June 30, 2007, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying Condensed Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2002 are no longer subject to federal or state examination. The Company’s State of New Jersey tax returns for the tax years 2002 through 2005 have been examined and there were no assessments. The Company’s 2003 and 2002 Canadian tax returns were subject to examination and adjustment by the Canada Customs and Revenue Agency. These adjustments will not have a material impact on the Company’s financial position, results of operations or cash flows. Tax years prior to 2004 are no longer subject to examination in Canada.

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2007 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute diluted income per common share for the three and six months ended June 30, 2007 and 2006 are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding – basic	25,258,335	20,805,423	25,252,498	16,569,131
Dilutive shares attributable to:
Convertible preferred stock	–	2,280,407	–	2,280,407
Restricted common stock	–	96,154	–	48,343
Warrants	–	451,821	–	287,828
Stock options	–	1,573,741	–	1,270,197

Sub-total dilutive shares	–	4,402,123	–	3,886,775

Weighted average common shares outstanding - diluted	25,258,335	25,207,546	25,252,498	20,455,906

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Dilutive shares:
Convertible preferred stock	2,280,407	–	2,280,407	–
Restricted common stock	175,000	–	175,000	–
Warrants	6,169,904	5,415,098	6,169,904	5,415,098
Stock options	6,783,480	1,966,155	6,783,480	2,161,155

Total dilutive shares	15,408,791	7,381,253	15,408,791	7,576,253

2.     Acquisition of Western Medical Assets

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

3.     Inventories

        Inventories include the following:

	June 30, 2007	December 31, 2006

Finished goods	$4,709,303	$2,784,612
Work in process	38,364	92,780
Packaging materials	1,129,001	777,046
Raw materials	1,082,593	1,023,669

Total inventories	$6,959,261	$4,678,107

4.     Lines of Credit

      U.S. Line of Credit

        In connection with the acquisition of Western Medical (see Note 2), the Company entered into an amended three-year revolving credit facility agreement (the “Agreement”) dated April 18, 2006. The amended Agreement provides for maximum borrowings of $3,500,000 with its U.S. lender. The Agreement replaces the $2,000,000 revolving credit facility that the Company entered into on January 31, 2005. At June 30, 2007 and December 31, 2006, the outstanding balances under the Agreement were zero. Advances will be utilized to fund general working capital requirements, new product development, marketing efforts and strategic initiatives.

        The Company may request advances under the Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.0%, but not less than 7.50% per annum. At June 30, 2007, the effective interest rate was 10.25%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5%

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $3,500,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

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

        On May 14, 2007, the Company’s U.S. lender agreed to waive the Company’s covenant violations as of March 31, 2007 and to amend the Company’s monthly minimum EBITDA and fixed charge coverage ratios effective April 1, 2007. The covenant amendments were requested and approved by the U.S. lender in light of the Company’s projected operating results. A waiver and amendment fee of $5,000 was charged by the U.S. lender. At June 30, 2007, the Company was in compliance with its financial covenants.

        On March 12, 2007, the Company and its U.S. lender agreed to amend the Company’s monthly minimum EBITDA and certain of the monthly fixed charge coverage ratio financial covenants for 2007, effective January 1, 2007. The changes were requested and approved by the U.S. lender in light of the Company’s 2007 business plan and its overall existing and projected financial condition. No fee was charged by the U.S. lender for this amendment.

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

      Canadian Line of Credit

        In December 2006, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $469,000 ($500,000 Canadian) with its Canadian lender. At June 30, 2007 and December 31, 2006, the outstanding balances under the Canadian Agreement were zero. Derma Sciences Canada Inc. may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $375,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 1.0%, or 7.0% for Canadian dollar advances and 9.75% for U.S. dollar denominated advances at June 30, 2007. The line of credit also provides for direct advances in U.S. dollars limited to the U.S. dollar equivalent of $375,000 ($400,000 Canadian). Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

        Over the term of the Canadian Agreement, the Company has agreed to comply with certain financial covenants. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $469,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default. At June 30, 2007 the Company was in compliance with its Canadian line of credit covenants.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

5.     Long-Term Debt

        Long-term debt includes the following:

	June 30, 2007	December 31, 2006

Canadian term loan	$194,124	$295,881
Promissory note	500,000	500,000
Capital lease obligations	223,023	88,542

Total debt	917,147	884,423

Less: current maturities	279,777	338,155

Long-term debt	$637,370	$546,268

        Canadian Term Loan

        In connection with the acquisition of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with its Canadian lender. The loan is repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance is payable monthly at the bank’s prime rate (as defined) plus 1.25%, or 7.25% at June 30, 2007. The term loan is secured by all tangible and intangible assets of Derma Sciences Canada Inc. and is subject to the same conditions applicable to the Canadian operating line of credit (see Note 4).

        In addition, the Canadian lender has granted in 2006 Derma Sciences Canada Inc. a $704,000 ($750,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.‘s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. Prepayment of advances in whole or in part is not permitted during the eighteen months following initial disbursement. Prepayment thereafter is permitted in whole or once per annum in part with thirty days written notice and payment of the greater of the following premium: (i) 3% of the principal amount prepaid; or (ii) three months interest on such principal at the loan interest rate in effect on the date prepayment is made. As of June 30, 2007, there were no outstanding advances against the line.

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

      Capital Lease Obligations

        The Company has three capital lease obligations for certain office furniture, distribution and computer equipment totaling $223,023 as of June 30, 2007. The capital lease obligations bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in June 2010.

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

6.     Shareholders’ Equity

      Convertible Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at June 30, 2007. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at June 30, 2007. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at June 30, 2007. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at June 30, 2007. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

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

      Stock Purchase Warrants

        At June 30, 2007, the Company had warrants outstanding to purchase 6,169,904 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

G	2,760,000	$1.05	December 31, 2008
H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011

Total	6,169,904

      Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 5,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Options under the plan to purchase 1,040,000 shares of common stock were granted to officers, directors, agents and employees in the six months ended June 30, 2007 at a weighted average exercise price of $0.79 per share. As of June 30, 2007, options to purchase 4,641,625 shares of the Company’s common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. During the six months ended June 30, 2007, 94,800 non-plan options expired. As of June 30, 2007, non-plan options to purchase 2,141,855 shares of the Company’s common stock were issued and outstanding.

        For the six months ended June 30, 2007 and 2006 the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006

Risk-free interest rate	4.73%	4.56%
Volatility factor	118%	127%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

        In the six months ended June 30, 2007 and 2006, the risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. In the six months ended June 30, 2007 and 2006, the volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant. Effective January 1, 2006, the Company adopted based on guidance from Staff Accounting Bulletin 107, a stock option life of 6.25 years. As a result, the Company also adopted on January 1, 2006, a seventy-five month volatility period to coincide with the expected stock option life. The dividend yield is 0% since the Company does not anticipate paying

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

dividends in the near future. Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company effective January 1, 2006 has assumed an annualized forfeiture rate of 1.0% for all employee options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        A summary of the Company’s stock option activity and related information for the six months ended June 30, 2007 and 2006 follows:

	2007		2006

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	5,838,280	$0.94	5,773,280	$0.92
Granted	1,040,000	$0.79	585,000	$0.74
Forfeited/Expired	(94,800)	$7.05	–	–

Outstanding - June 30	6,783,480	$0.83	6,358,280	$0.90

Exercisable at June 30	5,775,980	$0.84	5,964,530	$0.91

        The weighted average fair value per share of options granted during the six months ended June 30, 2007 and 2006 was $0.69 and $0.45, respectively.

        For the six months ended June 30, 2007 and 2006, no income tax benefit was recognized related to stock option activity.

        During the six months ended June 30, 2007 and 2006, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2007	2006

Cost of sales	$ 29,962	$ 7,845
Operating expenses	264,989	84,439

Total stock option compensation expense	$294,951	$92,284

        As of June 30, 2007, there was $613,657 of total unrecognized compensation cost related to nonvested share-based awards granted under the Plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 2.4 years.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financixal Statements (Unaudited)

      Shares Reserved for Future Issuance

        At June 30, 2007, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	358,375
Common stock options outstanding	6,783,480
Common stock warrants outstanding (series G - I)	6,169,904
Restricted common stock available for grant	2,325,000
Restricted common stock outstanding	175,000

Total common stock shares reserved	18,092,166

      Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250. The fair market value of the grant is being recognized to compensation expense over the three-year service period. For the six months ended June 30, 2007, $24,210 was recorded in operating expenses for these grants.

        At June 30, 2007, the weighted-average remaining contractual term for the restricted common stock grant is 1.86 years.

7.     Comprehensive Income

        The Company’s comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (Restated)	2007	2006 (Restated)

Net (loss) income as reported	$(109,563)	$346,167	$(248,516)	$373,639
Other comprehensive income:
Foreign currency translation adjustment	505,794	232,982	564,334	209,930

Comprehensive income	$ 396,231	$579,149	$ 315,818	$583,569

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

        Segment net sales, gross profit and other related information for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 6,559,732	$ 670,555	$230,971	–	$ 7,461,258

Gross profit	2,233,101	396,071	36,026	–	2,665,198
Total expenses	–	–	–	$(2,774,761)	(2,774,761)

Net loss					$ (109,563)

	Three Months Ended June 30, 2006 (Restated)

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 6,204,581	$ 612,690	$307,016	–	$ 7,124,287

Gross profit	2,132,465	308,770	13,933	–	2,455,168
Total expenses	–	–	–	$(2,109,001)	(2,109,001)

Net income					$ 346,167

	Six Months Ended June 30, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 13,716,040	$1,262,672	$448,343	–	$ 15,427,055

Gross profit	4,673,363	733,590	62,673	–	5,469,626
Total expenses	–	–	–	$(5,718,142)	(5,718,142)

Net loss					$ (248,516)

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2006 (Restated)

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 10,827,846	$1,174,671	$591,014	–	$ 12,593,531

Gross profit	3,752,883	591,705	14,911	–	4,359,499
Total expenses	–	–	–	$(3,985,860)	(3,985,860)

Net income					$ 373,639

        The following table presents net sales by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (Restated)	2007	2006 (Restated)

United States	59%	58%	58%	53%
Canada	34%	38%	36%	43%
Other	7%	4%	6%	4%

        The increase in U.S. and decrease in Canada net sales in the three and six month periods ended June 30, 2007, expressed as percentages of total net sales versus the comparable 2006 periods, is attributable to the April 2006 acquisition of the Western Medical business and the growth of the United States private label wound care business.

        For the six months ended June 30, 2007 and 2006, the Company has a major U.S. customer comprising 16% and 18% of U.S. sales, respectively. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor.

9.     Income Taxes

        The Company recorded a $114,099 and $187,523 foreign income tax provision for the three and six months ended June 30, 2007, respectively, based on the operating results of the Company’s wholly owned Canadian subsidiary. No benefit was made for the Company’s U.S. operations in the three months and six months ended June 30, 2007 due to a net operating loss for the three and six months and uncertainties surrounding the Company’s ability to utilize its U.S. net operating loss carry forwards. No provision for U.S. or foreign income taxes was made for the three and six months ended June 30, 2006 due to a net operating loss in the U.S. and the availability of foreign net operating loss carry forwards.

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

10.   Comvita Licensing, Manufacturing and Sales Agreement

        On February 13, 2006 the Company entered into an exclusive five year licensing, manufacturing and sales agreement (the “Agreement”) with Comvita New Zealand Limited whereby the Company will manufacture and sell

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

a line of Manuka Honey based wound care products developed by Comvita. These products are supported by proprietary intellectual property that will serve to provide a competitive advantage in the market place. Access to this technology and these products represents a significant milestone in the Company’s strategy to build a larger presence in the advanced wound care market segment. Under the Agreement, the Company receives exclusive rights to manufacture and sell its branded products throughout North and South America within the professional medical-surgical marketplace (i.e. extended care, acute care, home care, etc). Comvita retains the right to these products in the consumer marketplace and has the option to purchase its branded consumer product requirements from the Company at agreed upon pricing.

        In accordance with the Agreement, the Company will purchase its requirements for active honey from Comvita at agreed upon pricing. As consideration for the grant of the license, the Company will pay Comvita a royalty based on sales. The Agreement calls for the Company to spend a minimum of either $200,000 or 8% of sales per year on advertising and promotion in support of these products. Further, effective for twelve-month periods beginning July 23, 2008 and thereafter, the Agreement requires that the Company meet minimum sales targets in order to maintain exclusivity. On July 23, 2007, the Food and Drug Administration granted clearance to the Company to market and sell in the United States its Active Manuka Honey Absorbent Dressings.

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

        In consideration for the license to the Technology, the Company paid QMT a license fee in the amount of $50,000 and is committed to make additional advance royalty payments in the amount of $25,000 each, three months, six months and nine months after the Effective Date. The foregoing advance royalty payments are creditable against future royalties that become due under the Agreement. The total non-refundable license and advance royalty payments of $125,000 were charged to general administrative expense in March 2007, a component of operating expense in the consolidated statement of operations. The Company made no payments during the second quarter 2007 with respect to this Agreement.

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

QUARTER ENDED JUNE 30, 2007 COMPARED TO QUARTER ENDED JUNE 30, 2006.

Results of Operations

Overview

        The 2007 and 2006 operating results include Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the terms U.S. operations and Canadian operations are used throughout this discussion in reference to the Company’s U.S. operations and the operations of Derma Sciences Canada Inc., respectively.

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

        The following table highlights the quarters ended June 30, 2007 versus 2006 operating results:

	Quarter Ended June 30,
	2007	2006 (Restated)	Variance

Gross Sales	$ 9,174,976	$ 8,742,744	$ 432,232	4.9%
Sales adjustments	(1,713,718)	(1,618,457)	(95,261)	5.9%

Net sales	7,461,258	7,124,287	336,971	4.7%
Cost of sales	4,796,060	4,669,119	126,941	2.7%

Gross profit	2,665,198	2,455,168	210,030	8.6%
Gross profit percentage	35.7%	34.5%
Operating expenses	2,589,957	1,976,941	613,016	31.0%
Interest expense	47,564	110,145	(62,581)	(56.8%	)
Other expense, net	23,141	21,915	1,226	5.6%

Total expenses	2,660,662	2,109,001	551,661	26.2%
Income before income taxes	4,536	346,167	(341,631)	–
Provision for income taxes	114,099	–	114,099	–

Net (loss) income	$ (109,563)	$ 346,167	$(455,730)	–

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distribution fees (in Canada), sales incentives, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. The Company’s exclusive distributor in Canada normally carries three to four months inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at June 30, 2007, the trade rebate reserve would be overstated by approximately $239,000. If the normal rebate cycle were one

Index

month greater than estimated at June 30, 2007, the trade rebate reserve would be understated by approximately $478,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        Gross to net sales adjustments comprise the following:

	Quarter Ended June 30,
	2007	2006 (Restated)

Gross Sales	$ 9,174,976	$ 8,742,744

Trade rebates	(1,274,563)	(1,275,991)
Distribution fees	(216,338)	(232,971)
Sales incentives	(52,485)	(48,319)
Medicaid rebates	(1,616)	(677)
Returns and allowances	(108,070)	(18,310)
Cash discounts	(60,646)	(42,189)

Total adjustments	(1,713,718)	(1,618,457)

Net sales	$ 7,461,258	$ 7,124,287

        Trade rebates were essentially flat in the second quarter 2007 versus 2006 due to lower rebate intensive Canadian sales partially offset by an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices coupled with a stable level of sales subject to rebate (“contract business”) in other areas of the Company’s business. The decrease in distribution fee expense is commensurate with the decrease in Canadian net sales upon which it is based. The increase in sales incentive expense principally relates to the acquisition of the Western Medical business in April 2006, which utilizes sales incentives to a greater degree than in the Company’s other product lines. Medicaid rebates have been insignificant given a continuing trend towards lower levels of Medicaid reimbursed sales. Sales returns and allowances increased in 2007 due to the higher level of sales and the Company’s decision to accept certain returns during the quarter from a customer. Cash discounts increased commensurate with the sales increase and as a result of a slight increase in the percentage of cash discounts to sales, as a larger portion of the sales growth continues to come from customers that have historically taken advantage of the Company’s discount terms.

Index

Rebate Reserve Roll Forward

        A quarterly roll forward of the trade rebate accruals at June 30, 2007 and 2006 is outlined below:

	Quarter Ended June 30,
	2007	2006 (Restated)

Beginning balance - March 31	$ 2,367,804	$ 1,785,045
Rebates paid	(1,362,557)	(697,872)
Rebates accrued	1,274,563	1,275,991

Ending balance – June 30	$ 2,279,810	$ 2,363,164

        The $87,994 decrease in the second quarter 2007 trade rebate reserve reflects a slight decrease in the Canadian rebate reserve due to higher sales of the Company’s products by its exclusive distributor to its customers versus Company sales to the distributor, as the distributor worked down higher first quarter inventories coupled with higher principally timing related US rebate payments. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $578,119 increase in the second quarter 2006 trade rebate reserve reflects a $432,814 increase in the Canadian reserve due principally to higher sales, lower U.S. rebate payments due to continuation of extended payment terms with one large customer and incremental reserve requirements associated with the acquisition of the Western Medical business in April 2006.

Net Sales and Gross Margin

        The following table highlights the June 30, 2007 versus 2006 product line net sales and gross profit:

	Quarter Ended June 30,
	2007	2006 (Restated)	Variance

Product Line Net Sales

Wound care	$6,559,732	$6,204,581	$ 355,151	5.7%
Wound closure-specialty securement devices	670,555	612,690	57,865	9.5%
Skin care	230,971	307,016	(76,045)	(24.8%	)

Total	$7,461,258	$7,124,287	$ 336,971	4.7%

Product Line Gross Profit

Wound care	$2,233,101	$2,132,465	$ 100,636	4.7%
Wound closure-specialty securement devices	396,071	308,770	87,301	28.3%
Skin care	36,026	13,933	22,093	158.6%

Total	$2,665,198	$2,455,168	$ 210,030	8.6%

        Company net sales increased $336,971, or 4.7%, to $7,461,258 in 2007 from $7,124,287 in 2006. Canadian net sales decreased $197,195, or 7.3%, to $2,524,255 in 2007 from $2,721,450 in 2006. This decrease was driven by erosion of $253,502 partially offset by favorable exchange of $56,307 associated with a 2.0% strengthening of the Canadian dollar. The decrease was principally attributable to lower sales to the Company’s exclusive Canadian distributor as a result of higher than normal first quarter purchases to rebalance its inventory coupled with price erosion associated with the renewal of bid contracts beginning in the fourth quarter 2006 at lower overall selling prices and lower private label sales to the distributor. Real growth as measured by sales of the Company’s products reported by the distributor, adjusted for foreign exchange, approximated 1%. U.S. net sales

Index

increased $534,166, or 12.1%, to $4,937,003 in 2007 from $4,402,837 in 2006. The increase was driven by incremental Western Medical sales of $364,160, continued private label growth, one-time wound closure-specialty securement device sales and new product (silver alginate) sales growth partially offset by a continued sales decline in the skin care and the Derma line of products. Excluding Western Medical sales, U.S. sales increased $170,006, or 5.4%.

        Company gross profit increased $210,030, or 8.6%, to $2,665,198 in 2007 from $2,455,168 in 2006. Company gross profit margin percentage increased to 35.7% in 2007 from 34.5% in 2006. Canadian gross profit decreased $39,086, or 4.5%, to $827,290 in 2007 from $866,376 in 2006. Canadian gross profit margin percentage increased to 32.8% in 2007 from 31.8% in 2006. The decrease in Canadian 2007 gross profit dollars reflects the impact of lower sales and ongoing sales price erosion in the Canadian traditional wound care market, partially offset by continuing improvement in manufacturing performance and the benefit of lower negotiated basic wound care costs. U.S. gross profit increased $249,116, or 15.7%, to $1,837,908 in 2007 from $1,588,792 in 2006. U.S. gross profit margin percentage increased to 37.2% in 2007 from 36.1% in 2006. The improvement in U.S. gross profit margin dollars reflects the impact of higher sales and the improved gross profit margin percentage. The increase in gross profit margin percentage is principally attributable to favorable product mix. Higher margined specialty fixation device and new product sales together with improved traditional wound care margins due to lower product costs were the primary contributors. Excluding Western Medical, U.S. gross profit increased $106,006, or 10.0%, and the gross profit margin percentage would have been 35.3%.

        Wound care sales consisting of basic and advanced wound care products increased $355,151, or 5.7%, in 2007 versus 2006. Basic wound care sales increased $122,748, or 2.9%. This increase was driven by an increase in U.S. basic wound care sales of $319,943 partially offset by a Canadian sales decrease of $197,195. The U.S. sales performance reflects incremental Western Medical sales of approximately $173,000 coupled with modest growth for the balance of the basic wound care line. The Canadian sales decrease was principally attributable to timing related lower sales to the Company’s exclusive Canadian distributor as a result of higher than normal first quarter purchases to rebalance its inventory, price erosion and lower private label sales to the distributor. Advanced wound care sales increased $232,403, or 11.6%. The increase was principally driven by U.S. private label, silver dressings and new product sales growth, partially offset by lower demand for the Derma line of products. The Company’s new silver alginate product launched in November 2006 generated sales of approximately $159,000 in the second quarter versus $99,000 in the first quarter 2007.

        Wound care gross profit increased $100,636, or 4.7%, in 2007 versus 2006. Gross profit margin percentage decreased to 34.0% in 2007 from 34.4% in 2006. The gross profit margin dollar increase reflects the sales increase and margin decrease. The margin percentage decrease is principally attributable to unfavorable product mix partially mitigated by favorable product cost improvement.

        Wound closure-specialty securement device sales increased $57,865, or 9.5%, in 2007 versus 2006. The increase is principally due to the one-time sale of residual product in connection with the discontinuation of a private label agreement. Core sales were essentially flat period-to-period.

        Wound closure-specialty securement device gross profit increased $87,301, or 28.3%, in 2007 versus 2006. Gross profit margin percentage increased to 59.1% in 2007 from 50.4% in 2006. The increase in gross profit margin dollars reflects the higher sales and improved gross profit margin percentage. The gross profit margin percentage improvement is due to the flow through of lower product costs associated with bringing the manufacture of these products in-house in the second half of 2006.

        Skin care sales decreased $76,045, or 24.8%, in 2007 versus 2006 due to continuing competitive pressure. Skin care gross profit improved $22,093, or 158.6%, in 2007 versus 2006. The main driver for the gross profit dollar improvement was the elimination of the monthly carrying costs associated with the lease on the former skin care manufacturing facility that expired in January 2007. Outsourcing production to lower cost third parties has allowed this business to continue to operate at slightly above break even in terms of gross profit.

Index

Operating Expense

        The following table highlights June 30, 2007 versus 2006 operating expenses by type:

	Quarter Ended June 30,
	2007	2006 (Restated)	Variance

Distribution	$ 208,052	$ 174,394	$ 33,658	19.3%
Marketing	379,703	127,553	252,150	197.7%
Sales	680,358	550,150	130,208	23.7%
General administrative	1,321,844	1,124,844	197,000	17.5%

Total	$2,589,957	$1,976,941	$613,016	31.0%

        Operating expense increased $613,016, or 31.1%, to $2,589,957 in 2007 from $1,976,941 in 2006 including an increase of $9,803 attributable to exchange associated with a 2.0% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $33,658, or 19.3%, in 2007 versus 2006. Expenses in Canada increased $34,517 while expenses in the U.S decreased $859. The increase in Canada was principally attributable to higher lease, real estate taxes, utility and maintenance expenses. In December 2006, the Company leased additional square footage adjacent to its existing facility to accommodate increased manufacturing and warehousing requirements. The U.S. decrease was due to the non-recurrence of one-time third party Western Medical transition related distribution fees, for the most part offset by higher inflation related compensation and benefit, rent (effective March 2007), utility and other operating costs.

        Marketing expense increased $252,150, or 197.7%, in 2007 versus 2006. The increase was principally attributable to higher compensation and benefits associated with an employee promotion in 2006 and the hiring of a Director of Clinical Affairs (new position) in February 2007. Also contributing were planned increases in promotion, product development and clinical advisory board expense in support of the Company’s growth initiatives.

        Sales expense increased $130,208, or 23.7%, in 2007 versus 2006. Expenses in Canada increased $10,224 (including $2,761 expense related to exchange) while expenses in the U.S. increased $119,984. Excluding exchange, the $7,463 increase in Canada was due to higher compensation and benefits, promotion and sample expenses partially offset by lower travel expenses. The U.S. increase was attributable to $70,500 of incremental recruiting expense associated with the planned expansion of the sales force and relocation of customer service to corporate headquarters, together with normal year-on-year compensation and benefit increases, higher commission, bonus, sample, travel and sales volume related administrative expenses, partially offset by lower Western Medical related sales consulting expense due to a lower fee structure (versus 2006).

        General administrative expense increased $197,000, or 17.5%, in 2007 versus 2006. Expenses in Canada increased $12,885 (including $6,303 expense related to exchange) while expenses in the U.S. increased $184,115. The increase in Canada principally reflects normal year-on-year compensation and benefit increases, higher share based compensation expense and Sarbanes Oxley costs, partially offset by timing related travel expense. The U.S. increase principally reflects share based compensation expense of $36,000, bonuses of $27,000, incremental directors’ fees of $26,000, intangible amortization expense of $25,000 related to the Western Medical acquisition, higher travel expenses of approximately $23,000, higher investor relations and public relations related expenses of approximately $21,000 together with normal year-on-year compensation and benefit and inflation related increases, partially offset by the non-recurrence of $32,000 of one-time Western Medical transition related expenses incurred in 2006.

Interest Expense

        Interest expense decreased $62,581, or 56.8%, to $47,564 in 2007 from $110,145 in 2006. Interest expense in Canada decreased $3,967 while interest expense in the U.S. decreased $58,614. The decrease in Canada reflects lower outstanding term loan balances in 2007 versus 2006 partially offset by higher interest rates. The U.S. decrease

Index

is principally due to lower line of credit (despite higher interest rates) and term loan (fully paid off in December 2006) interest due to lower borrowing balances in 2007 versus 2006 as a result of the Company’s improved U.S. cash flow. Partially offsetting these decreases were incremental promissory note interest and deferred finance fee amortization expense related to the Western Medical acquisition in April 2006.

Other Income/Expense

        Other expense, net increased $1,226 to $23,141 in 2007 from $21,915 in 2006. The main driver for the other expense increase was higher foreign exchange expense partially offset by lower temporary container storage costs.

Income Taxes

        The Company recorded a $114,099 foreign income tax provision for the second quarter 2007 based on the Company’s Canadian operating results. No income tax benefit was made for the Company’s U.S. operations in the second quarter 2007 due to a net operating loss for the quarter and uncertainties surrounding the Company’s ability to utilize its U.S. net operating loss carry forwards. No provision for U.S. or foreign income taxes was made in the second quarter of 2006 due to available net operating loss carry forwards.

        Based on projected operating results and available net operating loss carry forwards, the U.S. effective tax rate is projected to be insignificant in 2007. In Canada, the effective tax rate is projected to be 34% in 2007. For the most part, tax expense in Canada is projected to be deferred in nature as net operating loss carry forwards are utilized to offset taxes payable.

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

Net Income (Loss)

        The Company generated a net loss of $109,563, or $0.00 per share (basic and diluted), in the second quarter 2007 compared to net income of $346,167, or $0.02 income per share basic and $0.01 per share diluted, in the second quarter 2006.

Index

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Results of Operations

Overview

        The following table highlights the six months ended June 30, 2007 versus 2006 operating results:

	Six Months Ended June 30,
	2007	2006 (Restated)	Variance

Gross Sales	$ 19,354,955	$ 15,507,510	$ 3,847,445	24.8%
Sales adjustments	(3,927,900)	(2,913,979)	(1,013,921)	34.8%

Net sales	15,427,055	12,593,531	2,833,524	22.5%
Cost of sales	9,957,429	8,234,032	1,723,397	20.9%

Gross profit	5,469,626	4,359,499	1,110,127	25.5%
Gross profit percentage	35.5%	34.6%
Operating expenses	5,383,111	3,841,271	1,541,840	40.1%
Interest expense	97,810	192,195	(94,385)	(49.1%	)
Other expense/(income), net	49,698	(47,606)	97,304

Total expenses	5,530,619	3,985,860	1,544,759	38.8%
(Loss) income before income taxes	(60,993)	373,639	(434,632)	–
Provision for income taxes	187,523	–	187,523	–

Net (loss) income	$ (248,516)	$ 373,639	$ (622,155)	–

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2007	2006 (Restated)

Gross Sales	$ 19,354,955	$ 15,507,510

Trade rebates	(3,028,432)	(2,242,119)
Distribution fees	(505,889)	(489,681)
Sales incentives	(109,653)	(66,197)
Medicaid rebates	(3,131)	(7,128)
Returns and allowances	(151,586)	(30,565)
Cash discounts	(129,209)	(78,289)

Total adjustments	(3,927,900)	(2,913,979)

Net sales	$ 15,427,055	$ 12,593,531

        Trade rebates increased significantly in the first six months 2007 versus 2006 due to higher rebate intensive Canadian sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense principally relates to the acquisition of the Western Medical business in April 2006, which utilizes sales incentives to a greater degree than in the Company’s other product lines. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and

Index

allowances increased in 2007 due to the higher level of sales and the Company’s decision to accept certain returns during the six month period from a customer. Cash discounts increased commensurate with the sales increase and as a result of a slight increase in the percentage of cash discounts to sales, as a larger portion of the sales growth continues to come from customers that have historically taken advantage of the Company’s discount terms.

Rebate Reserve Roll Forward

        A six month roll forward of the trade rebate accruals at June 30, 2007 and 2006 is outlined below:

	Six Months Ended June 30,
	2007	2006 (Restated)

Beginning balance – January 1	$ 1,817,558	$ 1,566,590
Rebates paid	(2,566,180)	(1,445,545)
Rebates accrued	3,028,432	2,242,119

Ending balance – June 30	$ 2,279,810	$ 2,363,164

        The $462,252 increase in the first six months 2007 trade rebate reserve reflects a $386,169 increase to $1,860,237 in the Canadian rebate reserve. This increase is due to the impact of a high level of sales to the Company’s exclusive distributor in the first quarter coupled with an increase in the distributor’s inventory level that resulted in a build-up of the reserve. An increase in the overall rebate percentage in Canada due to renewal of buying group contracts at lower selling prices coupled with incremental U.S. reserve requirements associated with the growing rebate related private label business also contributed. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $796,574 increase in the first six months 2006 trade rebate reserve reflects a $605,023 increase in the Canadian reserve due principally to higher sales, lower U.S. rebate payments due to continuation of extended payment terms with a large customer and incremental reserve requirements associated with the acquisition of the Western Medical business in April 2006.

Net Sales and Gross Margin

        The following table highlights the June 30, 2007 versus 2006 product line net sales and gross profit:

	Six Months Ended June 30,
	2007	2006 (Restated)	Variance

Product Line Net Sales

Wound care	$13,716,040	$10,827,846	$ 2,888,194	26.7%
Wound closure-specialty securement devices	1,262,672	1,174,671	88,001	7.5%
Skin care	448,343	591,014	(142,671)	(24.1%	)

Total	$15,427,055	$12,593,531	$ 2,833,524	22.5%

Product Line Gross Profit

Wound care	$ 4,673,363	$ 3,752,883	$ 920,480	24.5%
Wound closure-specialty securement devices	733,590	591,705	141,885	24.0%
Skin care	62,673	14,911	47,762	320.3%

Total	$ 5,469,626	$ 4,359,499	$ 1,110,127	25.5%

Index

        Company net sales increased $2,833,524, or 22.5%, to $15,427,055 in 2007 from $12,593,531 in 2006. Canadian net sales increased $169,232, or 3.1%, to $5,614,512 in 2007 from $5,445,280 in 2006. This increase was driven by growth of $179,259 less unfavorable exchange of $10,027 associated with a de-minimus weakening of the Canadian dollar. The increase was principally attributable to higher sales to the Company’s exclusive Canadian distributor to rebalance its inventory, partially offset by price erosion associated with the renewal of bid contracts beginning in the fourth quarter 2006 at lower overall selling prices and lower private label sales to the distributor. Real growth as measured by sales of the Company’s products reported by the distributor, adjusted for foreign exchange, approximated 6%. U.S. net sales increased $2,664,292, or 37.3%, to $9,812,543 in 2007 from $7,148,251 in 2006. The increase was driven by the addition of incremental Western Medical sales of approximately $1,839,000, continued private label growth, one-time wound closure-specialty securement device sales and new product (silver alginate) sales growth partially offset by continued sales decline in the skin care and the Derma line of products. Excluding Western Medical sales, U.S. sales increased $825,354, or 14.0%.

        Company gross profit increased $1,110,127, or 25.5%, to $5,469,626 in 2007 from $4,359,499 in 2006. Company gross profit margin percentage increased to 35.5% in 2007 from 34.6% in 2006. Canadian gross profit increased $219,944, or 12.5%, to $1,974,385 in 2007 from $1,754,441 in 2006. Canadian gross profit margin percentage increased to 35.2% in 2007 from 32.2% in 2006. The improvement in Canadian 2007 gross profit dollars and margin percentage reflects the combined impact of higher sales, continuing improvement in manufacturing performance and the benefit of lower negotiated basic wound care costs partially offset by ongoing price erosion in the Canadian traditional wound care market. U.S. gross profit increased $890,182, or 34.2%, to $3,495,240 in 2007 from $2,605,058 in 2006. Gross profit margin percentage decreased to 35.6% in 2007 from 36.4% in 2006. The improvement in U.S. gross profit margin dollars reflects the impact of higher sales. The decrease in gross profit margin percentage is principally attributable to unfavorable product mix. Continued growth of the lower margined private label business is the primary contributor. Excluding Western Medical, gross profit increased $84,490, or 4.1%, and the gross profit margin percentage would have been 32.2%.

        Wound care sales consisting of basic and advanced wound care products increased $2,888,194, or 26.7%, in 2007 versus 2006. Basic wound care sales increased $1,489,081, or 20.0%. This increase was driven by an increase in Canadian basic wound care sales of $169,232 together with a U.S. sales increase of $1,319,849. The Canadian sales growth was driven principally by higher sales to the Company’s exclusive Canadian distributor in the first quarter to rebalance its inventory, partially offset by price erosion and lower private label sales to the distributor. Sales are expected to resume a normal trend consistent with the distributor’s sale of Company product to its customers going forward. The U.S. sales performance reflects incremental Western Medical sales of approximately $1,217,000 coupled with modest growth for the balance of the basic wound care line. Advanced wound care sales increased $1,399,113 or 41.2%. This increase was principally driven by U.S. private label, silver dressings and new product sales growth, partially offset by lower demand for the Derma line of products. Sales of the Company’s new silver alginate product launched in November 2006 were approximately $258,000 in the first six months of 2007.

        Wound care gross profit increased $920,480, or 24.5%, in 2007 versus 2006. Gross profit margin percentage decreased to 34.1% in 2007 from 34.7% in 2006. The gross profit margin dollar increase reflects the sales increase and margin decrease. The margin percentage decrease is principally attributable to unfavorable product mix partially mitigated by favorable product cost improvement.

        Wound closure-specialty securement device sales increased $88,001, or 7.5%, in 2007 versus 2006. The increase is principally due to the one-time sale of residual product in connection with the discontinuation of a private label supply agreement and prior year backorder fulfillment in the first quarter 2007.

        Wound closure-specialty securement device gross profit increased $141,885, or 24.0%, in 2007 versus 2006. Gross profit margin percentage increased to 58.1% in 2007 from 50.4% in 2006. The increase in gross profit margin dollars reflects the higher sales and improved gross profit margin percentage. The gross profit margin percentage improvement is due to the flow through of lower product costs associated with bringing the manufacture of these products in-house in the second half of 2006.

        Skin care sales decreased $142,671, or 24.1%, in 2007 versus 2006 due to continuing competitive pressure. Skin care gross profit improved $47,762 to $62,673 in 2007 from $14,911 in 2006. The main driver for the gross profit dollar improvement was the elimination of the monthly carrying costs associated with the lease on the former

Index

skin care manufacturing facility that expired in January 2007. Outsourcing production to lower cost third parties have allowed this business to continue to operate at slightly above break even in terms of gross profit.

Operating Expense

        The following table highlights June 30, 2007 versus 2006 operating expenses by type:

	Six Months Ended June 30,
	2007	2006 (Restated)	Variance

Distribution	$ 436,071	$ 333,390	$ 102,681	30.8%
Marketing	667,930	269,174	398,756	148.1%
Sales	1,237,914	1,055,572	182,342	17.4%
General administrative	3,041,196	2,183,135	858,061	39.3%

Total	$5,383,111	$3,841,271	$1,541,840	40.1%

        Operating expense increased $1,541,840, or 40.1%, to $5,383,111 in 2007 from $3,841,271 in 2006 including a decrease of $2,062 attributable to exchange associated with a de-minimus weakening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $102,681, or 30.8%, in 2007 versus 2006. Expenses in Canada increased $69,556 while expenses in the U.S increased $33,125. The increase in Canada was principally attributable to higher lease, real estate taxes, utility and maintenance expenses. In December 2006, the Company leased additional space adjacent to its existing facility to accommodate increased manufacturing and warehousing requirements. The U.S. increase was principally attributable to incremental warehouse personnel (compensation and benefits) and operating costs associated with the increased resources required to integrate the Western Medical acquisition into the Company’s existing business beginning in April 2006, less the non-recurrence of one-time third party Western Medical transition related distribution fees.

        Marketing expense increased $398,756, or 148.1%, in 2007 versus 2006. The increase was principally attributable to higher compensation and benefits associated with an employee promotion in 2006 and the hiring of a Director of Clinical Affairs (new position) in February 2007. Also contributing were planned increases in promotion, product development and clinical advisory board expense in support of the Company’s growth initiatives and higher share based compensation expense due to 2007 grants and recruiting costs for the new position.

        Sales expense increased $182,342, or 17.4%, in 2007 versus 2006. Expenses in Canada increased $9,267 while expenses in the U.S. increased $173,075. The Canada increase was due to higher compensation and benefit, buying group administrative (sales volume related) and sample expenses partially offset by lower timing related travel expenses and lower bid expenses. The U.S. increase was attributable to $81,600 of recruiting costs associated with the planned expansion of the sales force and relocation of customer service to corporate headquarters, higher commission, stock based compensation, bonuses, higher sales volume related administrative, and sample expense. Incremental consulting and customer service (personnel related) expenses associated with the integration of the Western Medical business into the Company and the relocation of the customer service department, also contributed.

        General administrative expense increased $858,061, or 39.3%, in 2007 versus 2006. Expenses in Canada increased $113,418 while expenses in the U.S. increased $744,643. The increase in Canada principally reflects Sarbanes Oxley consulting (compliance program commenced in December 2006) expenses of approximately $52,000, higher accounting, tax and audit fees of approximately $48,000, stock based compensation expense of approximately $25,000 and normal year-to-year compensation and benefit cost increases, partially offset by lower bad debt and timing related travel expense. The U.S. increase principally reflects intangible amortization expense of approximately $141,000 related to the Western Medical acquisition, share based employee and director compensation expense of approximately $141,000, incremental technology licensing expense of $125,000, Sarbanes Oxley consulting expenses of approximately $91,000, higher accounting, tax and audit fees of approximately $85,000, higher travel expenses of approximately $47,000, higher investor relations and public relations related expenses of approximately $40,000, incremental directors’ fees of approximately $29,000, bonuses of $27,000 and

Index

normal year-to-year compensation and benefit cost increases, partially offset by the non-recurrence of $32,000 worth of one-time Western Medical transition related expense incurred in 2006.

Interest Expense

        Interest expense decreased $94,385, or 49.1%, to $97,810 in 2007 from $192,195 in 2006. Interest expense in Canada decreased $7,484 while interest expense in the U.S. decreased $86,901. The decrease in Canada reflects lower outstanding term loan balances in 2007 versus 2006 partially offset by higher interest rates. The U.S. decrease is principally due to lower line of credit (despite higher interest rates) and term loan (fully paid off in December 2006) interest due to lower borrowing balances in 2007 versus 2006 as a result of the Company’s improved U.S. cash flow and the non-recurrence of a one-time fee of $20,000 paid in March 2006 for loan covenant violation waivers. Partially offsetting these decreases were incremental promissory note interest and deferred finance fee amortization expense related to the Western Medical acquisition in April 2006.

Other Income/Expense

        Other expense, net increased $97,304 to $49,698 expense in 2007 from $47,606 income in 2006. The main driver for the other expense increase was the non-recurrence of a $64,971 gain recorded in 2006 associated with the favorable settlement of a supplier liability. Higher temporary container storage costs and lower royalty income, also contributed.

Income Taxes

        The Company recorded a $187,523 foreign income tax provision for the first six months of 2007 based on the Company’s Canadian operating results. No income tax benefit was made for the Company’s U.S. operations in the first six months of 2007 due to a net operating loss for the period and uncertainties surrounding the Company’s ability to utilize its U.S. net operating loss carry forwards. No provision for U.S. or foreign income taxes was made in the first six months of 2006 due to available net operating loss carry forwards.

        Based on projected operating results and available net operating loss carry forwards, the U.S. effective tax rate is projected to be insignificant in 2007. In Canada, the effective tax rate is projected to be 34% in 2007. For the most part, tax expense in Canada is projected to be deferred in nature as net operating loss carry forwards are utilized to offset taxes payable.

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

Net Income (Loss)

        The Company generated a net loss of $248,516, or ($0.01) per share (basic and diluted), in the first six months of 2007 compared to net income of $373,639, or $0.02 income per share (basic and diluted), in the first six months of 2006.

Liquidity and Capital Resources

Operational Overview

        Net sales increased 22.5%, (22.6% adjusted for foreign exchange), in 2007 over 2006. This growth was driven by a sales increase in the U.S. of 37.3%, together with an increase in Canadian sales of 3.1% (3.3% adjusted for foreign exchange). Sales growth in the U.S. was driven by incremental sales associated with the Western Medical business (acquired April 18, 2006) of $1,839,000 and continued growth of the private label business. Sales of the Company’s new silver alginate product were approximately $258,000 in the first six months of 2007. The product has exhibited steady quarter-to quarter growth since its launch in November 2006. Skin care sales continue to deteriorate in the face of competitive pressure and a reduction of resources allocated to support the line. Sales for the balance of the U.S. product lines were essentially flat year-on-year. Excluding Western Medical sales, U.S. sales growth was 14.0%. Canadian sales growth in the first six months of 2007 was modest. This reflects a very

Index

competitive marketplace for the Company’s line of traditional wound care products that make up the majority of Canadian sales. Unit volume growth and successful product cost reduction efforts have enabled the Company to remain competitive in an environment of declining prices for its products. In Canada, the Company continues to focus on contract compliance, exploring opportunities in other market segments (other than its traditional strength in the acute care segment) and working closely with its exclusive distributor to capitalize on sales growth opportunities presented by this relationship. Canadian market growth, as measured by sales of the Company’s products reported by its exclusive distributor, was 6% in the first six months of 2007.

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

        Operating expenses increased 40.1% (40.2% adjusted for foreign exchange) in 2007 over 2006 in line with expectations. The increase is attributable to incremental technology licensing expense, Western Medical costs (intangible asset amortization, planned sales and marketing and integration expenses), planned increases in distribution, marketing and sales expenses in support of the Company’s growth initiatives and higher professional service fees as a result of increasing regulatory requirements. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        The Company reported a loss of $248,516 for the first six months of 2007. With the addition of the Western Medical business, anticipated stable Canadian sales, continued growth of the private label business in the U.S. and the introduction of new products coupled with ongoing manufacturing cost reduction initiatives and operating expense management, the Company anticipates a return to profitability going forward.

        On July 23, 2007, the Company received clearance from the U.S. Food and Drug Administration to market and sell its Active Manuka Absorbent Dressing. On June 14, 2007, the Company announced that it had obtained clearance from Health Canada to market and sell its line of Active Manuka Honey based dressings. The Company is presently preparing for the near term launch of these products. On February 13, 2006, the Company entered into an exclusive licensing, manufacturing and sales agreement to manufacture and sell a line of Manuka Honey based wound care products in North and South America within the medical-surgical marketplace. In accordance with the agreement, the Company will purchase its requirements for active Manuka honey from the licensor at agreed upon pricing and will pay the licensor an agreed upon sales based royalty. Further, effective for twelve-month periods beginning July 23, 2008 and thereafter, the agreement requires that the Company meet minimum sales targets in order to maintain exclusivity.

        On March 23, 2007 (the effective date), the Company entered into an exclusive patent and technology license agreement for the rights in the U.S. and Canada to certain proprietary anti-microbial technology. The Company anticipates utilizing this technology in a series of its wound care products. In consideration for the license, the Company paid a license fee of $50,000 and agreed to make additional advance royalty payments in the amount of $25,000 each, three months, six months and nine months after the effective date of the agreement and is obligated to pay sales based royalties upon commercial launch of the product(s) employing this technology and meet certain minimum sales thresholds to maintain exclusivity. The $125,000 non-refundable license and advanced royalty payments were expensed. The Company anticipates use of this technology will provide a significant near term commercial opportunity.

        On November 8, 2006, the Company entered into an exclusive license and distribution agreement for the rights in the U.S. and Canada to an intermittent pneumatic compression device representing a significant advancement in the treatment of patients with various vascular diseases or lymphedema. In consideration for the license, the Company is obligated to purchase the product from the licensee at agreed upon prices and meet certain minimum purchase thresholds to maintain exclusivity. The Company is presently working to obtain “reimbursement code” approval for this product and undertaking studies to support the features and benefits of the device in support of an anticipated near term commercial launch.

        On August 3, 2006, the Company entered into an agreement to sell 2,000,000 shares of its common stock at $0.75 per share for a total selling price of $1,500,000 to an existing shareholder. The shareholder paid $500,000 on

Index

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

        On April 18, 2006, the Company acquired certain assets and assumed the trade payables and the business of Western Medical for $6,500,000 of which $6,000,000 was paid in cash and $500,000 was paid via a three-year promissory note issued to Western Medical by the Company. In addition, the Company incurred a total of $819,052 of transaction costs related to the acquisition. The purchased assets consist of trade receivables, inventory, equipment and certain identifiable intangibles. To fund the purchase, the Company raised $5,803,304 (net of $568,952 in commissions and other offering expenses) from the private sale of 2,655,098 units at $2.40 per unit each unit consisting of four shares of common stock and one five-year warrant to purchase one share of common stock at $1.00 per share. In addition, the placement agent for the units received 754,806 five-year warrants to purchase one share of common stock at $0.72 per share. The Company also received $1,000,000 in cash from a new three-year term loan that bears interest at prime plus 5% from its U.S. lender through an amendment to its existing three-year revolving credit facility. The amendment amends and restates various loan covenants of the revolving credit facility and increases the revolving credit facility cap from $2,000,000 to $3,500,000.

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

Cash Flow and Working Capital

        At June 30, 2007 and December 31, 2006, the Company had cash and cash equivalents on hand of $768,888 and $1,285,943, respectively. The $517,055 decrease in cash reflects net cash used by operating activities of $120,631, net cash used in investing activities of $315,153, net cash used in financing activities of $152,198 and cash provided as a result of exchange rate changes of $70,927.

        Net cash used in operating activities of $120,631 stems from $1,268,430 cash provided from operations (net loss plus non-cash items), partially offset by $1,389,061 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations is associated with significant capital expenditures over the last couple of years (resulting in higher levels of depreciation expense), a significant increase in amortizable intangibles in connection with the Western Medical acquisition, higher rebate reserves in the U.S. and Canada due to increases in rebate intensive sales and the commencement of expensing of share based compensation beginning in 2006 thereby increasing the magnitude of non-cash charges. Higher inventory partially offset by a decrease in receivables, were the main drivers behind the net change in ongoing operating assets and liabilities. The changes in prepaid expenses, accounts payable and accrued liabilities resulting in a net use of funds are for the most part timing related. The significant increase in inventory reflects an increase and rebalancing of the U.S. finished goods inventory to improve customer service and replenish inventory levels that were lower than normal due to unexpected production delays caused by the equipment and facility improvements activities that took place at the Company’s manufacturing operation in Canada in the second half of 2006. Also contributing was an OEM customer component and finished goods inventory build in Canada to meet agreed upon safety stock requirements, new product inventory builds and timing related excess finished goods in Canada due to early delivery of product from China.

        Net cash used in investing activities of $315,153 principally reflects $267,108 cash used for purchases of equipment at the Company’s manufacturing operation in Canada to expand manufacturing capability in response to growth and/or efficiency opportunities and a new trade show booth to support the Company’s growing sales and marketing activities and $48,045 of out-of-pocket business acquisition costs.

Index

        Net cash used in financing activities of $152,198 reflects cash used to make regularly scheduled debt payments.

        Working capital increased $779,738, or 13.5%, at June 30, 2007 to $6,547,787 from $5,768,049 at December 31, 2006. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

        In December 2006, the Company renewed its annual revolving credit facility agreement with its Canadian lender for a maximum principal amount of $469,000 ($500,000 Canadian). Maximum potential advances under the agreement at June 30, 2007 were $300,000. Advances outstanding against the agreement were zero at June 30, 2007, leaving $300,000 available for borrowing.

        In addition, the Canadian lender has granted Derma Sciences Canada Inc. a $704,000 ($750,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.‘s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each advance shall be amortized and repaid over sixty months. Prepayment of advances, in whole or in part, is not permitted during the eighteen months following initial disbursement. Prepayment thereafter is permitted in whole or once per annum in part with thirty days written notice and payment of the greater of the following premium: (i) 3% of the principal amount prepaid; or (ii) three months interest on such principal at the loan interest rate in effect on the date prepayment is made. As of June 30, 2007, there were no outstanding advances against the line.

        On April 18, 2006 the Company entered into an amended three-year revolving credit facility agreement with its U.S. lender for a maximum principal amount of $3,500,000. Maximum potential advances under the agreement at June 30, 2007 were $3,098,000. Advances outstanding against the line were zero at June 30, 2007, leaving an additional $3,098,000 available for borrowing.

Prospective Assessment

        The Company’s objective is to continue to grow sales in 2007 and return to profitability while utilizing cash flow to fund the development of novel technologies. Beginning in 2005, the Company expanded its product development efforts. As a result of these efforts, the Company launched one new product in late 2006 and plans to launch additional new products in 2007. The April 2006 acquisition of the Western Medical business has had a positive impact on the Company’s U.S. business going forward. Growth of the Company’s private label business is anticipated to continue as the existing business expands and new customers are brought on board. Plans are in place to better leverage existing opportunities in the Company’s basic and advanced wound care lines in the U.S. by working more closely with several key existing and potential new customers to increase business. In Canada, the exclusive distribution agreement continues to represent an opportunity for sales growth. In addition, in 2006 the Company renewed a five-year basic wound care supply agreement with a major Canadian buying group.

        The Company plans to build upon its recent success in the area of product cost savings. Higher throughput, expanded capability and improved operational efficiencies are expected to lower the Company’s overall cost of manufacturing going forward. The Company also anticipates realizing incremental savings in 2007 as the percentage of China sourced product sterilized in China increases. Subject to commodity driven cotton prices and fluctuations in foreign exchange, the Company anticipates continuing to build on its successful relationships in China to keep its basic wound care costs competitive.

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

Index

        Going forward, capital expenditures will continue to be limited to those projects capable of generating an acceptable level of return and those necessary to support ongoing operations. The Company plans to renew its focus on inventory levels with the objective of properly balancing customer service requirements while minimizing its investment in inventory wherever possible.

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

        Up to 15,408,791 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“derivative securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of derivative securities are substantial compared to the 25,258,335 shares of common stock currently outstanding.

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

        The Company incurred a net loss of $248,516 (unaudited) in the first six months of 2007, earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At June 30, 2007, the Company had an accumulated deficit of $13,665,797. Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2001 through 2006 and the first seven months of 2007 are set forth in the table below:

Index

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2001	$0.22	$0.80
2002	$0.35	$0.85
2003	$0.35	$2.30
2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007(*)	$0.65	$0.95

(*) January 1 through July 31.

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors; and
•	The loss of a major customer.

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

Goodwill

        At June 30, 2007, the Company had $2,441,542 of goodwill relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Stock-Based Compensation

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company recognized stock-based employee compensation of $319,161 and $98,337 in the six months ended June 30, 2007 and 2006, respectively, under SFAS 123R.

Index

Item 3.  CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended June 30, 2007, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of the Company was held on May 17, 2007. At the annual meeting, the following matters were submitted to a vote of the Company’s security holders with the results indicated:

      Proposal 1 – Election of Directors

        The following director-nominees, consisting of all director-nominees, were elected directors to serve as such for one year or until their successors have been elected and qualify: Edward J. Quilty, Stephen T. Wills, CPA, MST, Srini Conjeevaram, James T. O’Brien, Richard J. Keim, C. Richard Stafford, Esq., Robert G. Moussa and Bruce F. Wesson.

      Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm

        Shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. Details concerning the vote on proposal 2 are set forth below:

In favor	17,005,569
Against	2,621
Abstentions	20,254
Broker non-votes	0

        The Company solicited proxies relative to both of the foregoing proposals and, as to proposal 1, each director-nominee pursuant to Regulation 14A under the Securities Exchange Act of 1934. No proxies were solicited in opposition to either of the proposals.

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

DERMA SCIENCES, INC.
Dated: August 14, 2007	By:	/s/ John E. Yetter
John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002