Form 10QSB
period 2007-09-30
DERMA SCIENCES, INC.
filed 2007-11-13
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-31070

Derma Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

214 Carnegie Center, Suite 300
Princeton, New Jersey 08540
(Address of principal executive offices)

(609) 514-4744
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Date: November 12, 2007	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 33,829,755

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No   ☒

Part I

DERMA SCIENCES, INC.

FORM 10-QSB

INDEX

(1) The Company's previously issued financial statements for the three and nine months ended September 30, 2006 have been restated for the correction of errors related to the accounting for an exclusive distribution agreement in Canada. The restatement is more fully described in the Notes to the Condensed Consolidated Financial Statements.

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

Index

Part I - Financial Information

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 674,871	$ 1,285,943
Accounts receivable, net	2,111,042	2,270,552
Inventories	6,386,112	4,678,107
Prepaid expenses and other current assets	311,495	279,864

Total current assets	9,483,520	8,514,466
Equipment and improvements, net	4,742,648	4,133,595
Goodwill	2,441,542	2,441,542
Other intangible assets, net	2,787,577	3,197,365
Other assets, net	322,056	218,953

Total Assets	$ 19,777,343	$ 18,505,921

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of Credit	$ 11,607	$ -
Current maturities of long-term debt	86,616	338,155
Accounts payable	1,305,545	1,645,575
Accrued expenses and other current liabilities	1,179,786	762,687

Total current liabilities	2,583,554	2,746,417

Long-term debt, net of current portion	615,001	546,268
Other long-term liabilities	448,995	235,224

Total Liabilities	3,647,550	3,527,909

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares (liquidation
preference of $4,210,231 at September 30, 2007)	22,804	22,804
Common stock, $.01 par value, 50,000,000 shares authorized; issued and outstanding: 25,258,335 shares at September 30, 2007 and
24,906,160 shares at December 31, 2006	252,583	249,062
Additional paid-in capital	27,671,491	27,272,440
Accumulated other comprehensive income - cumulative translation
adjustments	1,838,858	850,987
Accumulated deficit	(13,655,943)	(13,417,281)

Total Shareholders' Equity	16,129,793	14,978,012

Total Liabilities and Shareholders' Equity	$ 19,777,343	$ 18,505,921

See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended
	September 30,
	2007	2006 (Restated)
Net sales	$ 8,056,402	$ 7,606,851
Cost of sales	5,341,799	4,959,232

Gross Profit	2,714,603	2,647,619

Operating expenses	2,658,998	2,098,057
Interest expense	45,577	106,505
Other (income) expense, net	(7,468)	21,558

Total Expenses	2,697,107	2,226,120

Income before provision for income taxes	17,496	421,499
Provision for income taxes	7,642	19,000

Net Income	$ 9,854	$ 402,499

Income per common share - basic	$ 0.00	$ 0.02

Income per common share - diluted	$ 0.00	$ 0.01

Shares used in computing income per common share - basic	25,258,335	24,188,769

Shares used in computing income per common share - diluted	29,060,904	27,959,757

        See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Nine months ended
	September 30,
	2007	2006 (Restated)
Net sales	$ 23,483,457	$ 20,200,382
Cost of sales	15,299,228	13,193,264

Gross Profit	8,184,229	7,007,118

Operating expenses	8,042,109	5,939,328
Interest expense	143,387	298,700
Other expense (income), net	42,230	(26,048)

Total Expenses	8,227,726	6,211,980

(Loss) income before provision for income taxes	(43,497)	795,138
Provision for income taxes	195,165	19,000

Net (Loss) Income	$ (238,662)	$ 776,138

(Loss) income per common share - basic	($ 0.01)	$ 0.04

(Loss) income per common share - diluted	($ 0.01)	$ 0.03

Shares used in computing (loss) income per common share - basic	25,254,465	19,136,921

Shares used in computing (loss) income per common share - diluted	25,254,465	22,880,812

See accompanying notes to condensed consolidated financial statements.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended
	September 30,
	2007	2006 (Restated)
Operating Activities
Net (loss) income	$ (238,662)	$ 776,138
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation of equipment and improvements	556,880	445,770
Amortization of intangible assets	409,787	262,498
Amortization of deferred financing costs	44,236	64,568
Recovery of bad debts	(11,439)	(25,122)
Allowance for sales adjustments	448,912	502,052
Provision for inventory obsolescence	49,479	8,404
Deferred rent	(19,670)	6,615
Share based compensation expense	402,572	146,191
Deferred tax provision	187,820	–
Loss on disposal of equipment	5,208	23,849
Gain on settlement of accounts payable	–	(64,971)
Changes in operating assets and liabilities:
Accounts receivable	(5,102)	(1,198,644)
Inventories	(1,200,070)	679,475
Prepaid expenses and other current assets	(25,402)	(100,817)
Other assets	35,011	32,034
Accounts payable	(410,903)	(260,836)
Accrued expenses and other current liabilities	(11,109)	216,145

Net cash provided by operating activities	217,548	1,513,349

Investing Activities
Acquisition of Western Medical assets	–	(6,000,000)
Business acquisition costs	(175,090)	(758,866)
Proceeds from sale of equipment	–	9,952
Purchases of equipment and improvements	(424,200)	(755,488)

Net cash used in investing activities	(599,290)	(7,504,402)

Financing Activities
Loan proceeds	–	1,000,000
Net change in bank lines of credit	73,923	(608,809)
Deferred financing costs	–	(48,722)
Long-term debt repayments	(378,601)	(722,620)
Proceeds from issuance of stock, net of issuance costs	–	6,297,801

Net cash (used in) provided by financing activities	(304,678)	5,917,650

Effect of exchange rate changes on cash and cash equivalents	75,348	56,851

Net decrease in cash and cash equivalents	(611,072)	(16,552)
Cash and cash equivalents
Beginning of period	1,285,943	1,105,330

End of period	$ 674,871	$ 1,088,778

Supplemental cash flow information:
Office furniture obtained with capital lease	$ 163,745	–
Issuance of promissory note in connection with acquisition of Western
Medical assets (see Note 2)	–	$ 500,000

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

      Restatement of Financial Statements

        In May 2005, the Company entered into a five-year distribution agreement with a Canadian company to serve as the Company’s exclusive distributor in Canada. The Company records revenue at the time product is shipped to the distributor. The distribution agreement requires the Company to pay a distribution fee to the distributor. Prior to October 1, 2006, the Company classified this distribution fee in operating expenses. The Company has since concluded that this fee should be classified as an adjustment to gross sales in arriving at net sales, similar to trade rebates and other adjustments to gross sales. Further, the Company has concluded that the distribution fee should be accrued and expensed at the time of sale. Previously the Company expensed the fee when billed by the distributor to the Company. Accrued distribution fees are recorded as a credit to accounts receivable on the consolidated balance sheet. Previously, accrued distribution fees were recorded in accounts payable on the consolidated balance sheet. As a result of the foregoing errors, the Company has restated its financial statements and accompanying notes for the correction of these errors in the application of U.S. generally accepted accounting principles. A summary of the restatement impact on the consolidated balance sheet at September 30, 2006 and on the consolidated statement of operations for the three and nine months ended September 30, 2006 is outlined below:

	September 30, 2006
	As Previously Reported	As Restated

	(Unaudited)
Selected consolidated balance sheet data:

Total current assets	$ 8,239,993	$ 7,933,385
Total assets	$18,713,261	$18,406,653
Total current liabilities	$ 3,406,693	$ 3,304,584
Total liabilities	$ 4,236,951	$ 4,134,842
Total shareholders' equity	$14,476,310	$14,271,811

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Quarter Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated

	(Unaudited)		(Unaudited)
Consolidated statements of operations data:

Net Sales	$7,876,307	$7,606,851	$21,019,902	$20,200,382
Cost of sales	4,959,232	4,959,232	13,193,264	13,193,264
Gross profit	2,917,075	2,647,619	7,826,638	7,007,118

Operating expenses	2,389,818	2,098,057	6,766,282	5,939,328
Interest	106,505	106,505	298,700	298,700
Other expense (income), net	21,558	21,558	(26,048)	(26,048)

Total expense	2,517,881	2,226,120	7,038,934	6,211,980

Income before provision for
income taxes	399,194	421,499	787,704	795,138
Provision for income taxes	19,000	19,000	19,000	19,000

Net income	$380,194	$402,499	$768,704	$776,138

Income per common share – basic	$0.02	$0.02	$0.04	$0.04

Income per common share – diluted	$0.01	$0.01	$0.03	$0.03
Shares used in computing income
per common share – basic	24,188,769	24,188,769	19,136,921	19,136,921
Shares used in computing income
per common share – diluted	27,959,757	27,959,757	22,880,812	22,880,812

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Summary of Significant Accounting Policies:

        Accounting for Uncertainty in Income Taxes – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the three and nine months ended September 30, 2007.

        As of January 1, 2007 and September 30, 2007, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying Condensed Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2002 are no longer subject to federal or state examination. The Company’s State of New Jersey tax returns for the tax years 2002 through 2005 have been examined and there were no assessments. The Company’s 2003 and 2002 Canadian tax returns were subject to examination and adjustment by the Canada Customs and Revenue Agency. These adjustments will not have a material impact on the Company’s financial position, results of operations or cash flows. Tax years prior to 2004 are no longer subject to examination in Canada.

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the nine months ended September 30, 2007 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute diluted income per common share for the three and nine months ended September 30, 2007 and 2006 are outlined below:

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares
outstanding – basic	25,258,335	24,188,769	25,254,465	19,136,921
Dilutive shares attributable to:
Convertible preferred stock	2,280,407	2,280,407	–	2,280,407
Restricted common stock	175,000	175,000	–	91,026
Warrants	62,290	261,012	–	278,403
Stock options	1,284,872	1,054,569	–	1,094,055

Sub-total dilutive shares	3,802,569	3,770,988	–	3,743,891

Weighted average common
shares outstanding – diluted	29,060,904	27,959,767	25,254,465	22,880,812

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dilutive shares:
Convertible preferred stock	–	–	2,280,407	–
Restricted common stock	–	–	175,000	–
Warrants	5,415,098	6,169,904	6,169,904	5,415,098
Stock options	2,931,355	2,161,155	6,718,480	2,161,155

Total dilutive shares	8,346,453	8,331,059	15,343,791	7,576,253

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

3.     Inventories

        Inventories include the following:

	September 30, 2007	December 31, 2006

Finished goods	$3,863,914	$2,784,612
Work in process	37,158	92,780
Packaging materials	1,143,132	777,046
Raw materials	1,341,908	1,023,669

Total inventories	$6,386,112	$4,678,107

4.     Lines of Credit

        U.S. Line of Credit

        In connection with the acquisition of Western Medical (see Note 2), the Company entered into an amended three-year revolving credit facility agreement (the “Agreement”) dated April 18, 2006. The amended Agreement provides for maximum borrowings of $3,500,000 with its U.S. lender. The Agreement replaces the $2,000,000 revolving credit facility that the Company entered into on January 31, 2005. At September 30, 2007 and December 31, 2006, the outstanding balances under the Agreement were $11,607 and zero, respectively. Advances will be utilized to fund general working capital requirements, new product development, marketing efforts and strategic initiatives.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        The Company may request advances under the Agreement up to the value of 85% of eligible receivables (as defined) and 55% of eligible inventory (as defined). Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 2.0%, but not less than 7.50% per annum. At September 30, 2007, the effective interest rate was 9.75%. In addition, the Company pays a monthly collateral management fee at the rate of 1.5% per annum upon the daily average amount of advances outstanding and a monthly unused line fee of 0.5% per annum upon the difference between the daily average amount of advances outstanding and $3,500,000. Outstanding advances are secured by all of the Company’s existing and after-acquired tangible and intangible U.S. assets. In addition, the Company has accorded the U.S. lender its guarantee of payment together with a second lien security interest in the assets of the Company’s wholly owned Canadian subsidiary. The U.S. lender has agreed not to exercise its rights under its second lien security interest and guarantee against the Canadian assets without the Canadian lender’s approval.

        Over the term of the Agreement, the Company has agreed to comply with certain financial covenants. As it pertains to the Company’s U.S. operations, cash collections may not be less than a defined amount each calendar month. In addition, at all times the Company’s cash on hand (including unused borrowing capacity under the Agreement) must not be less than $200,000. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Agreement. At September 30, 2007, the Company was in compliance with its financial covenants.

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

        The Company terminated its revolving credit facility agreement and paid off all outstanding indebtedness with its U.S. lender on November 9, 2007. In connection with the termination, the Company paid a $200,000 early termination fee.

        Canadian Line of Credit

        In December 2006, the Company finalized the annual renewal of its revolving credit facility (the “Canadian Agreement”) for a maximum principal amount of $502,000 ($500,000 Canadian) with its Canadian lender. At September 30, 2007 and December 31, 2006, the outstanding balances under the Canadian Agreement were zero. Derma Sciences Canada Inc. may request advances under the Canadian Agreement up to the value of 75% of eligible receivables (as defined) plus the lesser of $402,000 ($400,000 Canadian) or 40% of eligible inventory (as defined), less priority claims. Interest on outstanding advances is payable monthly in arrears at the prime rate (as defined) plus 1.0%, or 7.25% for Canadian dollar advances and 9.25% for U.S. dollar denominated advances at September 30, 2007. The line of credit also provides for direct advances in U.S. dollars limited to the U.S. dollar equivalent of $402,000 ($400,000 Canadian). Outstanding advances are secured by all tangible and intangible assets of Derma Sciences Canada Inc. In addition, the Company has accorded the Canadian lender its guarantee of payment together with a second lien security interest in the Company’s assets located in the U.S.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Over the term of the Canadian Agreement, the Company has agreed to comply with certain financial covenants. Additional covenants governing permitted indebtedness, liens, payments of dividends and protection of collateral are included in the Canadian Agreement. In the event of a margin deficiency (as defined) or covenant violation, the Company is required to advance up to an additional $502,000 ($500,000 Canadian) of working capital to Derma Sciences Canada Inc. in order to correct the deficiency. This additional working capital may be repaid to the Company 45 days after the margin deficiency or covenant violation has been cured upon the condition that such repayment not result in a margin deficiency, covenant violation or any other event of default. At September 30, 2007 the Company was in compliance with its Canadian line of credit covenants, in as much as there was no longer a borrowing line available for use due to the ongoing process of terminating the revolving line of credit. The Company officially terminated its revolving credit facility agreement with the Canadian lender on October 10, 2007.

5.     Long-Term Debt

        Long-term debt includes the following:

	September 30, 2007	December 31, 2006

Canadian term loan	$–	$295,881
Promissory note	500,000	500,000
Capital lease obligations	201,617	88,542

Total debt	701,617	884,423

Less: current maturities	86,616	338,155

Long-term debt	$615,001	$546,268

        Canadian Term Loan

        In connection with the acquisition of Dumex Medical Inc. in August 2002, the Company entered into a five-year term loan agreement with its Canadian lender. This loan was paid in full on September 10, 2007.

        In 2006, the Company’s Canadian lender granted a non-revolving term line of credit to finance equipment purchases and equipment upgrades to the Company’s Canadian manufacturing facility. The Company officially terminated its non-revolving term line of credit on October 10, 2007.

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

        Capital Lease Obligations

        The Company has three capital lease obligations for certain office furniture, distribution and computer equipment totaling $201,617 as of September 30, 2007. The capital lease obligations bear interest at annual rates ranging from 3.9% to 10.2% with the longest lease term expiring in June 2010.

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

6.     Shareholders’ Equity

        Convertible Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at September 30, 2007. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at September 30, 2007. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at September 30, 2007. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at September 30, 2007. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

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

        Stock Purchase Warrants

        At September 30, 2007, the Company had warrants outstanding to purchase 6,169,904 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

G	2,760,000	$1.05	December 31, 2008
H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011

Total	6,169,904

        Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 5,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Options under the plan to purchase 1,075,000 shares of common stock were granted to officers, directors, agents and employees in the nine months ended September 30, 2007 at a weighted average exercise price of $0.79 per share. During the nine months ended September 30, 2007, 29,000 plan options expired. As of September 30, 2007, options to purchase 4,647,625 shares of the Company’s common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. During the nine months ended September 30, 2007, 165,800 non-plan options expired. As of September 30, 2007, non-plan options to purchase 2,070,855 shares of the Company’s common stock were issued and outstanding.

        For the nine months ended September 30, 2007 and 2006 the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006

Risk-free interest rate	4.72%	4.56%
Volatility factor	118%	127%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

        In the nine months ended September 30, 2007 and 2006, the risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. In the nine months ended September 30, 2007 and 2006, the volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant. Effective January 1, 2006, the Company adopted, based on guidance from Staff Accounting Bulletin 107, a stock option life of 6.25 years. As a result, the Company also adopted on January 1, 2006, a seventy-five month volatility period to

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

coincide with the expected stock option life. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that cancel before becoming fully vested, effective January 1, 2006, the Company has assumed an annualized forfeiture rate of 1.0% for all employee options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        A summary of the Company’s stock option activity and related information for the three months ended September 30, 2007 and 2006 follows:

	2007		2006

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – June 30	6,783,480	$0.83	6,358,280	$0.90
Granted	35,000	$0.81	–	–
Forfeited/Expired	(100,000)	$1.25	(500,000)	$0.50

Outstanding – September 30	6,718,480	$0.82	5,858,280	$0.94

Exercisable at September 30	5,684,730	$0.83	5,464,530	$0.95

        The weighted average fair value per share of options granted during the three months ended September 30, 2007 and 2006 was $0.69 and $0.59, respectively.

        For the three months ended September 30, 2007 and 2006, no income tax benefit was recognized related to stock option activity.

        During the three months ended September 30, 2007 and 2006, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2007	2006

Cost of sales	$7,164	$3,398
Operating expenses	64,142	32,351

Total stock option compensation expense	$71,306	$35,749

        A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2007 and 2006 follows:

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	2007		2006

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	5,838,280	$0.94	5,773,280	$0.92
Granted	1,075,000	$0.79	585,000	$0.74
Forfeited/Expired	(194,800)	$4.08	(500,000)	$0.50

Outstanding – September 30	6,718,480	$0.82	5,858,280	$0.94

Exercisable at September 30	5,684,730	$0.83	5,464,530	$0.95

        The weighted average fair value per share of options granted during the nine months ended September 30, 2007 and 2006 was $0.69 and $0.53, respectively.

        For the nine months ended September 30, 2007 and 2006, no income tax benefit was recognized related to stock option activity.

        During the nine months ended September 30, 2007 and 2006, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2007	2006

Cost of sales	$37,126	$11,242
Operating expenses	329,131	116,791

Total stock option compensation expense	$366,257	$128,033

        As of September 30, 2007, there was $566,319 of total unrecognized compensation cost related to nonvested share-based awards granted under the Plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 2.15 years.

        Shares Reserved for Future Issuance

        At September 30, 2007, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	352,375
Common stock options outstanding	6,718,480
Common stock warrants outstanding (series G - I)	6,169,904
Restricted common stock available for grant	2,325,000
Restricted common stock outstanding	175,000

Total common stock shares reserved	18,021,166

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance thereunder.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250. The fair market value of the grant is being recognized to compensation expense over the three-year service period. For the nine months ended September 30, 2007, $36,315 was recorded in operating expenses for these grants.

        At September 30, 2007, the weighted-average remaining contractual term for the restricted common stock grant is 1.61 years.

7.     Comprehensive Income

        The Company’s comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 (Restated)	2007	2006 (Restated)

Net income (loss) as reported	$9,854	$402,499	$(238,662)	$776,138
Other comprehensive income:
Foreign currency translation
adjustment	423,537	(7,049)	987,871	202,881

Comprehensive income	$433,391	$395,450	$749,209	$979,019

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Segment net sales, gross profit and other related information for the three and nine months ended September 30, 2007 and 2006 were as follows:

Three Months Ended September 30, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$7,339,625	$509,638	$207,139	–	$8,056,402

Gross profit	2,371,000	303,112	40,491	–	2,714,603
Total expenses	–	–	–	$(2,704,749)	(2,704,749)

Net income					$9,854

Three Months Ended September 30, 2006 (Restated)

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$6,719,834	$630,624	$256,393	–	$7,606,851

Gross profit	2,333,284	301,123	13,212	–	2,647,619
Total expenses	–	–	–	$(2,245,120)	(2,245,120)

Net income					$402,499

Nine Months Ended September 30, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$21,055,665	$1,772,309	$655,483	–	$23,483,457

Gross profit	7,044,363	1,036,703	103,163	–	8,184,229
Total expenses	–	–	–	$(8,422,891)	(8,422,891)

Net loss					$(238,662)

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 (Restated)

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$17,547,680	$1,805,296	$847,406	–	$20,200,382

Gross profit	6,086,167	892,827	28,124	–	7,007,118
Total expenses	–	–	–	$(6,230,980)	(6,230,980)

Net income					$776,138

        The following table presents net sales by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 (Restated)	2007	2006 (Restated)

United States	57%	60%	58%	55%
Canada	37%	35%	37%	40%
Other	6%	5%	5%	5%

        For the nine months ended September 30, 2007 and 2006, the Company has a major U.S. customer comprising 16% and 18% of U.S. sales, respectively. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor.

9.    Income Taxes

        The Company recorded a $7,642 and $195,165 deferred foreign income tax provision for the three and nine months ended September 30, 2007, respectively, based on the operating results of the Company’s wholly owned Canadian subsidiary. No provision was made for the Company’s U.S. operations in the three and nine months ended September 30, 2007 due to a net operating loss for the nine months and available U.S. net operating loss carry forwards. The Company recorded a $19,000 provision for income taxes in the third quarter 2006 principally related to estimated federal alternative minimum taxes payable associated with operating results for the nine months ended September 30, 2006.

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

10.   Comvita Licensing, Manufacturing and Sales Agreement

        On February 13, 2006 the Company entered into an exclusive five year licensing, manufacturing and sales agreement (the “Agreement”) with Comvita New Zealand Limited whereby the Company will manufacture and sell a line of honey based wound care products developed by Comvita. These products are supported by proprietary intellectual property that will serve to provide a competitive advantage in the market place. Access to this technology and these products represents a significant milestone in the Company’s strategy to build a larger presence in the advanced wound care market segment. Under the Agreement, the Company receives exclusive

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

rights to manufacture and sell its branded products throughout North and South America within the professional medical-surgical marketplace (i.e. extended care, acute care, home care, etc). Comvita retains the right to these products in the consumer marketplace and has the option to purchase its branded consumer product requirements from the Company at agreed upon pricing.

        In accordance with the Agreement, the Company will purchase its requirements for active honey from Comvita at agreed upon pricing. As consideration for the grant of the license, the Company will pay Comvita a royalty based on sales. The Agreement calls for the Company to spend a minimum of either $200,000 or 8% of sales per year on advertising and promotion in support of these products. Further, effective for twelve-month periods beginning July 23, 2008 and thereafter, the Agreement requires that the Company meet minimum sales targets in order to maintain exclusivity. On July 23, 2007, the Food and Drug Administration (“FDA”) granted clearance to the Company to market and sell in the United States its active honey absorbent dressings. The Company commenced selling honey based wound care products in the United States on October 9, 2007.

11.   Quick-Med Technologies, Inc. – License Agreement

        On March 23, 2007, the Company entered into a patent and technology license agreement (the “Agreement”) with Quick-Med Technologies, Inc. (“QMT”) relating to QMT’s proprietary anti-microbial technology (the “Technology”). The Company anticipates utilizing the Technology in a series of wound care products, including conforming gauze, gauze sponges, gauze bandage rolls, gauze packing strips, oil emulsion acetate and Unna boot dressings. Initiation of the marketing and sale of products incorporating the Technology is dependent upon the grant by the FDA of approval for use of the Technology in primary and secondary wound dressings. The fact and timing of such approval are uncertain.

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

        In consideration for the license to the Technology, the Company paid QMT a license fee in the amount of $50,000 and is committed to make additional advance royalty payments in the amount of $25,000 each, three months, six months and nine months after the Effective Date. The foregoing advance royalty payments are creditable against future royalties that become due under the Agreement. The total non-refundable license and advance royalty payments of $125,000 were charged to general administrative expense in March 2007, a component of operating expense in the consolidated statement of operations. The Company made a $25,000 payment during the third quarter 2007 with respect to this Agreement.

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

12.   Subsequent Events

        USC License Agreement

        On November 2, 2007, the Company entered into a license agreement (the “License Agreement”) with the University of Southern California (“USC”) pursuant to which the Company acquired exclusive rights to 49 United States and foreign patents and non-exclusive rights to one patent, together with trade secrets and know-how, related to an angiotensin analog (the patents, trade secrets and know-how, collectively, the “Angiotensin Analog Technology”). The Angiotensin Analog Technology relates to a topical application for the treatment of chronic wounds such as diabetic ulcers, leg ulcers associated with venous insufficiency, pressure ulcers (bed sores), burns and surgical scars.

        Not later than November 12, 2007 and December 2, 2007, the Company will pay to or on behalf of USC initial license fees of $539,348 and $300,000, respectively. The Company will pay USC royalties relative to sales of products employing the Angiotensin Analog Technology at the rates of 6.5% and 8.5% in respect of revenues less than $100 Million and revenues equal to or greater than $100 Million, respectively. In addition, the Company will make milestone payments to USC of up to $9,625,000 predicated upon obtaining approval of the FDA of various indications for the Angiotensin Analog Products as well as the attainment of various sales objectives. Further, the Company is obligated to spend at least $1,250,000 on direct marketing of the initial Angiotensin Analog Product within twelve months of the FDA’s approval thereof.

        The compound employing the Angiotensin Analog Technology is classified as a “drug” the sale of which is conditioned upon FDA approval. The process of obtaining FDA approval for the compound consists of subjecting the compound to a series of pre-clinical and clinical studies, these latter known as phase I, phase II and phase III studies.

        The compound has successfully undergone pre-clinical and phase I clinical studies. The phase II clinical studies will begin immediately and are expected to be concluded by the end of 2009. If the phase II clinical studies are successful, phase III clinical studies are expected to begin in January, 2010 and, barring unforeseen events, are expected to be completed by the end of 2012. In the event the phase III clinical studies are successful, evaluation of the clinical studies by the FDA is expected to be completed by the end of 2013.

        The Company’s costs incident to conducting phase II and phase III clinical studies relative to the compound are expected to aggregate approximately $1.3 Million and $10.0 Million, respectively. The Company is under no obligation to undertake or complete phase II or phase III studies. Should it elect not to do so, the Company may either sublicense the Angiotensin Analog Technology to one or more pharmaceutical concerns or release the Technology to USC. In this latter event, USC would reimburse the Company for certain of its costs incident to clinical studies that have theretofore been performed.

        NutraMax Products, Inc., First Aid Division Asset Purchase and Financing Transaction

        On November 8, 2007, the Company acquired certain assets and assumed the trade payables of the NutraMax Products, Inc., (“NutraMax”) first aid division “(FAD”) for $13,000,000 cash and a $500,000 potential earn out bonus. The cash purchase price consisted of $10,250,000 paid to NutraMax, $2,000,000 deposited in a supply agreement escrow account and $750,000 deposited in an indemnification escrow account. The supply agreement escrow funds are payable to NutraMax quarterly, in the amount of $500,000 plus interest at 6% from the

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

closing date, upon achievement of certain agreed-upon third party supplier product cost and delivery performance objectives. The indemnification escrow funds are being held for one year from the date of closing against any intervening adjustments to the purchase price. If certain agreed-upon third party supplier product cost and delivery performance objectives are met during the twelve month post closing period, the Company will pay to NutraMax an additional $500,000 classified as an addition to the purchase price.

        The purchased assets consist of receivables, inventory, equipment, other amortizable intangibles and goodwill. The Company anticipates capitalized transaction and deferred financing costs totaling $1,500,000 and direct expenses of $500,000 related to the purchase. The Company is presently conducting a valuation analysis to determine the allocation of the final purchase price to the underlying assets acquired.

        The FAD is a leading manufacturer and marketer of branded and private label adhesive strips and related first aid products to the medical, industrial and retail markets. The latest NutraMax estimate of FAD sales, gross profit and pretax earnings for the twelve months ended September 30, 2007 was $16,650,000, $3,800,000 and $1,850,000, respectively. The FAD’s product line will serve to expand the Company’s existing basic wound care line to new customers and markets, especially the retail market where the Company does not have a presence. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company expects to be able to cost effectively integrate the FAD business within its operating infrastructure.

        In connection with the purchase, the Company raised $5,499,994 (net of $500,000 in commission and other offering expenses) from the private sale to two institutional investors of 8,571,420 shares of the Company’s common stock at the price of $0.70 per share, together with 2,142,855 five-year warrants to purchase one share of common stock at the price of $0.77. By virtue of the sale, total common shares outstanding increased from 25,258,335 to 33,829,755.

        Also in connection with the acquisition, the Company entered into a new five-year credit and security agreement (the “Agreement”) comprised of an $8,000,000 revolver and a $6,000,000 term loan. The Agreement replaces the Company’s existing $3,500,000 revolving credit agreement with its previous lender. Advances under the revolver may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 60% of eligible inventory (as defined). Interest on outstanding advances under the revolver is payable at the LIBOR monthly rate, plus 2.75%, or 7.42% on the closing date. In addition, the Company will pay a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the revolver and $8,000,000 together with a monthly collateral management fee of $2,000. Interest on the term loan is payable at the LIBOR monthly rate plus 4.25%, or 8.92% on the closing date. Outstanding balances under the revolver and term loans are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

        The Agreement includes the following covenants: (a) the Company must maintain EBITDA during the six calendar months in the period January through June, 2008, of not less than $36,000, $217,705, $165,000, $391,000, $288,000 and $238,000, respectively; (b) the Company must maintain EBITDA of $430,000 and $917,000 for the calendar quarters ending March 31 and June 30, 2008, respectively; (c) the Company must maintain its fixed charge coverage ratio (adjusted EBITDA (EBITDA less capital expenditures) divided by the sum of debt service, interest, taxes and certain other costs) for the six-month period ending June 30, 2008, the nine-month period ending September 30, 2008 and each calendar quarter ending December 31, 2008 and thereafter, at not less than 0.75 to 1.0, 1.15 to 1.0 and 1.2 to 1.0, respectively; (d) the Company must maintain its senior leverage ratio (senior debt divided by EBITDA) for the three month period ending March 31, 2008 (annualized), the six-month period ending June 30, 2008 (annualized), the nine-month period ending September 30, 2008 (annualized) and each calendar quarter thereafter (measured on a trailing twelve-month basis), at not less than 6.0 to 1.0, 3.5 to 1.0, 3.0 to 1.0 and 3.0 to 1.0, respectively; and (e) the Company must maintain its total leverage ratio (total debt divided by EBITDA) for the

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

three month period ending March 31, 2008 (annualized), the six-month period ending June 30, 2008 (annualized), the nine-month period ending September 30, 2008 (annualized) and each calendar quarter thereafter (measured on a trailing twelve-month basis), at not less than 6.3 to 1.0, 4.0 to 1.0, 4.0 to 1.0 and 4.0 to 1.0, respectively. Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are included in the Agreement.

        On November 9, 2007, the Company applied the entirety of the $6,000,000 term loan and $3,000,000 of the revolver in satisfaction of the Company’s obligations under the FAD purchase agreement, payment of its obligations to its former lender (including a $200,000 early termination fee) and payment of FDA, credit facility and equity syndication closing costs. Maximum potential advances under the Agreement following closing of the FAD purchase were $7,000,000, leaving $4,000,000 available under the revolver for strategic initiatives and general working capital.

        The Company will retain certain NutraMax personnel to perform sales and marketing, manufacturing and distribution activities on a permanent and transitional basis. The Company has entered into a six month lease for NutraMax’s former facility in Houston, Texas. Under the terms of the lease, the Company will pay the landlord $18,750 per month and will be responsible for utilities and ongoing normal repair and maintenance costs. Under a side agreement between the Company and NutraMax, NutraMax has agreed to reimburse the Company for one-half of the utilities expense during the lease term and to pay for the clean up and removal of any of its assets remaining in the facility at the end of the Company’s lease.

        A property inspection report will be completed as soon as possible after the closing date. The results of the report will establish the base line for the condition of the facility as of the date of occupancy. The Company’s responsibilities as they relate to the facility will be to return the facility in substantially as good condition as when it received it, except for usual or ordinary wear and tear. The Company’s responsibility for the cost of any single replacement item not listed on the property inspection report will be limited to $10,000.

Index

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

QUARTER ENDED SEPTEMBER 30, 2007 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2006.

Results of Operations

Overview

        The 2007 and 2006 operating results include Derma Sciences, Inc. and its subsidiaries. The results of operations of Western Medical have been included in the consolidated results of operations commencing April 18, 2006. Unless otherwise indicated by the context, the terms U.S. operations and Canadian operations are used throughout this discussion in reference to the Company’s U.S. operations and the operations of Derma Sciences Canada Inc., respectively.

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

        The following table highlights the quarters ended September 30, 2007 versus 2006 operating results:

	Quarter Ended September 30,
	2007	2006 (Restated)	Variance

Gross Sales	$10,128,908	$9,192,908	$936,000	10.2%
Sales adjustments	(2,072,506)	(1,586,057)	(486,499)	30.7%

Net sales	8,056,402	7,606,851	449,551	5.9%
Cost of sales	5,341,799	4,959,232	382,567	7.7%

Gross profit	2,714,603	2,647,619	66,984	2.5%
Gross profit percentage	33.7%	34.8%
Operating expenses	2,658,998	2,098,057	560,941	26.7%
Interest expense	45,577	106,505	(60,928)	(57.2%)
Other (income) expense, net	(7,468)	21,558	(29,026)	(134.6%)

Total expenses	2,697,107	2,226,120	470,987	21.2%
Income before income taxes	17,496	421,499	(404,003)	–
Provision for income taxes	7,642	19,000	(11,358)	–

Net income	$9,854	$402,499	$(392,645)	–

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distribution fees (in Canada), sales incentives, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. The Company’s exclusive distributor in Canada normally carries three to four months inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at September

Index

30, 2007, the trade rebate reserve would be overstated by approximately $262,500. If the normal rebate cycle were one month greater than estimated at September 30, 2007, the trade rebate reserve would be understated by approximately $525,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        Gross to net sales adjustments comprise the following:

	Quarter Ended September 30,
	2007	2006 (Restated)

Gross Sales	$10,128,908	$9,192,908

Trade rebates	(1,683,613)	(1,234,285)
Distribution fees	(276,785)	(244,526)
Sales incentives	(24,305)	(40,932)
Medicaid rebates	(1,753)	(2,562)
Returns and allowances	(26,144)	(8,318)
Cash discounts	(59,906)	(55,434)

Total adjustments	(2,072,506)	(1,586,057)

Net sales	$8,056,402	$7,606,851

        Trade rebates increased in the third quarter 2007 versus 2006 due to higher rebate intensive Canadian sales partially offset by an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices coupled with a stable level of sales subject to rebate (“contract business”) in other areas of the Company’s business. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The decrease in sales incentive expense principally reflects the renegotiation of several sales incentive programs during the quarter. Medicaid rebates have been insignificant given a continuing trend towards lower levels of Medicaid reimbursed sales. Sales returns and allowances increased in 2007 due to the higher level of sales and timing. Cash discounts increased commensurate with the sales increase and as a result of a slight increase in the percentage of cash discounts to sales, as a larger portion of the sales growth continues to come from customers that have historically taken advantage of the Company’s discount terms.

Rebate Reserve Roll Forward

        A quarterly roll forward of the trade rebate accruals at September 30, 2007 and 2006 is outlined below:

Index

	Quarter Ended September 30,
	2007	2006 (Restated)

Beginning balance - June 30	$2,279,810	$2,363,164
Rebates paid	(1,427,501)	(1,507,933)
Rebates accrued	1,683,613	1,234,285

Ending balance - September 30	$2,535,922	$2,089,516

        The $256,112 increase in the third quarter 2007 trade rebate reserve reflects an increase in the Canadian rebate reserve due to higher sales of the Company’s products to its exclusive distributor versus the distributor’s sales to its customers coupled with higher principally timing related US rebate payments. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $273,648 decrease in the third quarter 2006 trade rebate reserve reflects a $121,293 decrease in the Canadian reserve due principally to lower sales, higher U.S. rebate payments to one major customer partially offset by incremental reserve requirements associated with the acquisition of the Western Medical business in April 2006.

Net Sales and Gross Margin

        The following table highlights the September 30, 2007 versus 2006 product line net sales and gross profit:

	Quarter Ended September 30,
	2007	2006 (Restated)	Variance

Product Line Net Sales

Wound care	$7,339,625	$6,719,834	$619,791	9.2%
Wound closure-specialty
securement devices	509,638	630,624	(120,986)	(19.2%)
Skin care	207,139	256,393	(49,254)	(19.2%)

Total	$8,056,402	$7,606,851	$449,551	5.9%

Product Line Gross Profit

Wound care	$2,371,000	$2,333,284	$37,716	1.5%
Wound closure-specialty
securement devices	303,112	301,123	1,989	0.7%
Skin care	40,491	13,212	27,279	206.5%

Total	$2,714,603	$2,647,619	$66,984	2.5%

        Consolidated net sales increased $449,551, or 5.9%, to $8,056,402 in 2007 from $7,606,851 in 2006. Canadian net sales increased $342,411 or 13%, to $2,978,601 in 2007 from $2,636,190 in 2006. The increase was driven by favorable exchange of $196,844 associated with a 6.9% strengthening of the Canadian dollar, along with higher sales of $145,567 to the exclusive Canadian distributor as a result of lower than normal second quarter purchases to rebalance its inventory. Real growth as measured by sales of the Company’s products reported by the distributor approximated 3.4% in local currency. U.S. net sales increased $107,140 or 2.2%, to $5,077,801 in 2007 from $4,970,662 in 2006. The increase was driven by advanced wound care new product (silver alginate) growth, and continuing private label growth, partially offset by a decline in the wound-closure specialty devices attributable to the discontinuation of a private label agreement and a continuing decline in skin care sales.

        Consolidated gross profit increased $66,984, or 2.5%, to $2,714,603 in 2007 from $2,647,619 in 2006. Consolidated gross profit margin percentage decreased to 33.7% in 2007 from 34.8% in 2006. Canadian gross profit decreased $42,196 or 5.6%, to $712,684 in 2007 from $754,880 in 2006. Canadian gross profit margin percentage

Index

decreased to 23.9% in 2007 from 28.6% in 2006. The decrease in Canadian 2007 gross profit dollars reflects the ongoing sales price erosion in the Canadian traditional wound care market coupled with lower volume throughput that adversely impacted manufacturing performance, partially offset by the benefit of moving certain basic wound care products to China production facilities at a lower cost and a strengthening Canadian dollar. U.S. gross profit increased $109,179, or 5.8%, to $2,001,919 in 2007 from $1,892,740 in 2006. U.S. gross profit margin percentage increased to 39.4% in 2007 from 38.1% in 2006. The improvement in U.S. gross profit margin dollars reflects the impact of higher sales and the improved gross profit margin percentage. The increase in gross profit margin percentage is principally attributable to favorable product mix. Higher margined specialty fixation device and new product sales together with improved traditional wound care margins due to lower product costs were the primary contributors.

        Wound care sales consisting of basic and advanced wound care products increased $619,791, or 9.2%, in 2007 versus 2006. Basic wound care sales increased $246,389 or 5.3%. This increase was driven by an increase in Canadian basic wound care sales of $342,411 partially offset by a U.S. sales decrease of $96,022. The Canadian sales increase was principally attributable to favorable foreign exchange of $196,844 (6.9% Canadian dollar strengthening) and timing related higher sales to the Company’s exclusive Canadian distributor as a result of lower than normal second quarter purchases to rebalance its inventory. The U.S. sales performance principally reflects a lower demand for conforming bandages and non-adherent impregnated dressings. Advanced wound care sales increased $373,402 or 17.9%. The increase was principally driven by U.S. private label, silver dressings and new product sales growth, partially offset by lower demand for the Derma line of products. The Company’s new silver alginate product launched in November 2006 generated sales of approximately $188,000 in the third quarter versus $258,000 in the first half of 2007, continuing a steady quarterly growth trend.

        Wound care gross profit increased $37,716 or 1.5%, in 2007 versus 2006. Gross profit margin percentage decreased to 32.3% in 2007 from 34.7% in 2006. The gross profit margin dollar increase reflects the sales increase and margin decrease. The margin percentage decrease is principally attributable to unfavorable product mix partially mitigated by favorable product cost improvement.

        Wound closure-specialty securement device sales decreased $120,986 or 19.2%, in 2007 versus 2006. The decrease is principally due to the discontinuation of a private label agreement. Core sales decreased 3% in 2007 versus 2006.

        Wound closure-specialty securement device gross profit increased $1,989 or 0.7%, in 2007 versus 2006. Gross profit margin percentage increased to 59.5% in 2007 from 47.7% in 2006. The gross profit margin percentage improvement is due to the flow through of lower product costs associated with bringing the manufacture of these products in-house.

        Skin care sales decreased $49,254 or 19.2%, in 2007 versus 2006 due to continuing competitive pressure. Skin care gross profit improved $27,279 or 206.5%, in 2007 versus 2006. The main driver for the gross profit dollar improvement was the elimination of the monthly carrying costs associated with the lease on the former skin care manufacturing facility that expired in January 2007.

Operating Expense

        The following table highlights September 30, 2007 versus 2006 operating expenses by type:

	Quarter Ended September 30,
	2007	2006 (Restated)	Variance

Distribution	$240,424	$179,157	$61,267	34.2%
Marketing	288,276	122,224	166,052	135.9%
Sales	717,870	520,121	197,749	38.0%
General administrative	1,412,428	1,276,555	135,873	10.6%

Total	$2,658,998	$2,098,057	$560,941	26.7%

Index

        Operating expense increased $560,941 or 26.7%, to $2,658,998 in 2007 from $2,098,057 in 2006 including an increase of $32,216 attributable to exchange associated with a 6.9% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $61,267, or 34.2%, in 2007 versus 2006. Expenses in Canada increased $51,878 while expenses in the U.S increased $9,389. The increase in Canada was principally attributable to higher lease, real estate taxes, utility, and maintenance expenses. In December 2006, the Company leased additional square footage adjacent to its existing facility to accommodate increased manufacturing and warehousing requirements. The U.S. increase was mostly due to incremental personnel to handle increasing requirements associated with the sales growth, coupled with higher rent partially offset by lower supply expenses.

        Marketing expense increased $166,052, or 135.9%, in 2007 versus 2006. The increase was principally attributable to a higher level of shows attended, higher compensation and benefits associated with an employee promotion in 2006 and the hiring of a Director of Clinical Affairs (new position) in February 2007. Also contributing were planned increases in promotion, product development, consulting and clinical advisory board expense in support of the Company’s growth initiatives.

        Sales expense increased $197,749, or 38.0%, in 2007 versus 2006. Expenses in Canada increased $41,349 (including $9,869 expense related to exchange) while expenses in the U.S. increased $156,400. Excluding exchange, the $31,480 increase in Canada was mostly due to higher General Purchasing Organization fees and to a lesser extent higher compensation and benefits expenses partially offset by lower travel expenses. The U.S. increase was attributable to an expansion of the sales force starting in June 2007 from two to nine representatives by the end of September 2007 and associated recruiting fees of $43,800, together with normal year-on-year compensation and benefit increases, higher commission, bonus, sample, travel and sales volume related administrative expenses, partially offset by lower Western Medical related sales consulting expense due to a lower fee structure (versus 2006).

        General administrative expense increased $135,873, or 10.6%, in 2007 versus 2006. Expenses in Canada increased $129,963 (including $19,693 expense related to exchange) while expenses in the U.S. increased $5,910. The increase in Canada principally reflects normal year-on-year compensation and benefit increases, higher travel and incremental Sarbanes-Oxley costs. The U.S. increase principally reflects incremental personnel costs (one finance position), share based compensation expense of $29,000, directors’ fees of $24,750 and Sarbanes-Oxley fees of $40,000, coupled with higher travel expenses of $20,500, and investor relations expenses of $12,000, together with normal year-on-year compensation and benefit increases. These increases were for the most part offset by a decrease in bonus accrual of approximately $136,000 and bad debt expense of approximately $30,000.

Interest Expense

        Interest expense decreased $60,928 or 57.2%, to $45,577 in 2007 from $106,505 in 2006. Interest expense in Canada decreased $3,800 while interest expense in the U.S. decreased $57,129. The decrease in Canada reflects lower outstanding term loan balances in 2007 versus 2006 partially offset by higher interest rates. The U.S. decrease is principally due to lower line of credit (despite higher interest rates) and term loan (fully paid off in December 2006) interest due to lower borrowing balances in 2007 versus 2006 as a result of the Company’s improved U.S. cash flow. Partially offsetting these decreases were incremental promissory note interest and deferred finance fee amortization expense related to the Western Medical acquisition in April 2006.

Other Income/Expense

        Other income net increased $29,026 to $7,468 income in 2007 from $21,558 expense in 2006. The main driver for the other income increase was the non-recurrence of a fixed asset write-off in 2006.

Income Taxes

        The Company recorded a $7,642 deferred foreign income tax provision for the third quarter 2007 based on the Company’s Canadian operating results. No income tax provision was made for the Company’s U.S. operations in the third quarter 2007 due to a cumulative net operating loss for the year-to-date coupled with available net operating loss carry forwards. The Company recorded a $19,000 provision for income taxes in the third quarter 2006 principally related to estimated federal alternative minimum taxes payable.

Index

        Based on projected operating results and available net operating loss carry forwards, the U.S. effective tax rate is projected to be insignificant in 2007. In Canada, the effective tax rate is projected to be 34% in 2007. For the most part, tax expense in Canada is projected to be deferred in nature as net operating loss carry forwards are utilized to offset taxes payable.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided. Effective December 31, 2006 the Company’s Canadian subsidiary, based on recent operating profitability and projected profitable operations going forward, realized its net operating loss carry forwards and deferred tax assets and liabilities.

Net Income (Loss)

        The Company generated net income of $9,854 or $0.00 per share (basic and diluted), in the third quarter 2007 compared to net income of $402,499, or $0.02 income per share basic and $0.01 per share diluted, in the third quarter 2006.

Index

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006.

Results of Operations

Overview

        The following table highlights the nine months ended September 30, 2007 versus 2006 operating results:

	Nine Months Ended September 30,
	2007	2006 (Restated)	Variance

Gross Sales	$29,483,863	$24,700,417	$4,783,446	19.4%
Sales adjustments	(6,000,406)	(4,500,035)	(1,500,371)	33.3%

Net sales	23,483,457	20,200,382	3,283,075	16.3%
Cost of sales	15,299,228	13,193,264	2,105,964	16.0%

Gross profit	8,184,229	7,007,118	1,177,111	16.8%
Gross profit percentage	34.9%	34.7%
Operating expenses	8,042,109	5,939,328	2,102,781	35.4%
Interest expense	143,387	298,700	(155,313)	(52.0%)
Other expense/(income), net	42,230	(26,048)	68,278	(262.0%)

Total expenses	8,227,726	6,211,980	2,015,746	32.4%
(Loss) income before income taxes	(43,497)	795,138	(838,635)	–
Provision for income taxes	195,165	19,000	176,165	–

Net (loss) income	$(238,662)	$776,138	$(1,014,800)	–

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

	Nine Months Ended Ended September 30,
	2007	2006 (Restated)

Gross Sales	$29,483,863	$24,700,417

Trade rebates	(4,712,686)	(3,476,404)
Distribution fees	(782,033)	(734,207)
Sales incentives	(133,958)	(107,129)
Medicaid rebates	(4,884)	(9,690)
Returns and allowances	(177,730)	(38,882)
Cash discounts	(189,115)	(133,723)

Total adjustments	(6,000,406)	(4,500,035)

Net sales	$23,483,457	$20,200,382

        Trade rebates increased significantly in the first nine months 2007 versus 2006 due to higher rebate intensive Canadian sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense principally relates to the acquisition of the Western Medical business in April 2006, which utilizes sales incentives to a greater degree than in the Company’s other product lines. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates.

Index

Sales returns and allowances increased in 2007 due to the higher level of sales and the Company’s decision to accept certain returns during the nine month period from a customer. Cash discounts increased commensurate with the sales increase and as a result of a slight increase in the percentage of cash discounts to sales, as a larger portion of the sales growth continues to come from customers that have historically taken advantage of the Company’s discount terms.

Rebate Reserve Roll Forward

        A nine month roll forward of the trade rebate accruals at September 30, 2007 and 2006 is outlined below:

	Nine Months Ended Ended September 30,
	2007	2006 (Restated)

Beginning balance - January 1	$1,817,558	$1,566,590
Rebates paid	(3,994,322)	(2,953,478)
Rebates accrued	4,712,686	3,476,404

Ending balance - September 30	$2,535,922	$2,089,516

        The $718,364 increase in the first nine months 2007 trade rebate reserve reflects a $483,835 increase to $1,957,903 in the Canadian rebate reserve. This increase is due to the impact of a high level of sales to the Company’s exclusive distributor in the first quarter coupled with an increase in the distributor’s inventory level that resulted in a build-up of the reserve. An increase in the overall rebate percentage in Canada due to renewal of buying group contracts at lower selling prices coupled with incremental U.S. reserve requirements associated with the growing rebate related private label business also contributed. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $522,926 increase in the first nine months 2006 trade rebate reserve reflects a $483,730 increase in the Canadian reserve due principally to higher sales, lower U.S. rebate payments due to continuation of extended payment terms with a large customer and incremental reserve requirements associated with the acquisition of the Western Medical business in April 2006.

Net Sales and Gross Margin

        The following table highlights the September 30, 2007 versus 2006 product line net sales and gross profit:

	Nine Months Ended September 30,
	2007	2006 (Restated)	Variance

Product Line Net Sales

Wound care	$21,055,665	$17,547,680	$3,507,985	20.0%
Wound closure-specialty
securement devices	1,772,309	1,805,296	(32,987)	(1.8%)
Skin care	655,483	847,406	(191,923)	(22.6%)

Total	$23,483,457	$20,200,382	$3,283,075	16.3%

Product Line Gross Profit

Wound care	$7,044,363	$6,086,167	$958,196	15.7%
Wound closure-specialty
securement devices	1,036,703	892,827	143,876	16.1%
Skin care	103,163	28,124	75,039	266.8%

Total	$8,184,229	$7,007,118	$1,177,111	16.8%

Index

        Consolidated net sales increased $3,283,075, or 16.3%, to $23,483,457 in 2007 from $20,200,382 in 2006. Canadian net sales increased $511,643, or 6.3%, to $8,593,113 in 2007 from $8,081,470 in 2006. This increase was driven by growth of $321,054 and favorable exchange of $190,589 associated with a 2.2% strengthening of the Canadian dollar. The increase was principally attributable to higher sales to the Company’s exclusive Canadian distributor to rebalance its inventory, partially offset by price erosion associated with the renewal of bid contracts beginning in the fourth quarter 2006 at lower overall selling prices and lower private label sales to the distributor. Real growth as measured by sales of the Company’s products reported by the distributor approximated 6.7% in local currency. U.S. net sales increased $2,771,432, or 22.9%, to $14,890,344 in 2007 from $12,118,912 in 2006. The increase was driven by the addition of incremental Western Medical sales of approximately $1,932,000, continued private label growth and new product (silver alginate) sales growth of $453,000 partially offset by continued sales decline in the skin care and the Derma line of products. Excluding Western Medical sales, U.S. sales increased $839,039, or 9.3%.

        Consolidated gross profit increased $1,177,111, or 16.8%, to $8,184,229 in 2007 from $7,007,118 in 2006. Company gross profit margin percentage increased to 34.9% in 2007 from 34.7% in 2006. Canadian gross profit increased $88,411, or 3.8%, to $2,411,860 in 2007 from $2,323,449 in 2006. Canadian gross profit margin percentage decreased to 28.1% in 2007 from 28.8% in 2006. The improvement in Canadian 2007 gross profit dollars reflects the combined impact of higher sales, improvement in manufacturing performance, the benefit of moving certain basic wound care products to China production facilities at a lower cost and the strengthening Canadian dollar, partially offset by ongoing price erosion in the Canadian traditional wound care market. U.S. gross profit increased $1,088,701, or 23.3%, to $5,772,369 in 2007 from $4,683,668 in 2006. Gross profit margin percentage increased to 38.8% in 2007 from 38.6% in 2006. The improvement in U.S. gross profit margin dollars reflects the impact of higher sales. The increase in gross profit margin percentage is principally attributable to favorable product mix. Continued growth of the lower margined private label business is the primary contributor to the increase in gross profit dollars. Excluding Western Medical, gross profit increased $183,277, or 6%, and the gross profit margin percentage would have been 32.9%.

        Wound care sales consisting of basic and advanced wound care products increased $3,507,985, or 20.0%, in 2007 versus 2006. Basic wound care sales increased $1,735,469, or 14.4%. This increase was driven by an increase in Canadian basic wound care sales of $511,643 together with a U.S. sales increase of $1,223,826. The Canadian sales growth was driven principally by higher sales to the Company’s exclusive Canadian distributor due to improving demand and the distributor’s rebalancing of its inventory earlier in the year, partially offset by price erosion and lower private label sales to the distributor. The U.S. sales performance reflects incremental Western Medical sales of approximately $1,154,000 coupled with modest growth for the balance of the basic wound care line. Advanced wound care sales increased $1,772,516 or 32.4%. This increase was principally driven by U.S. private label, silver dressings and new product sales growth, partially offset by lower demand for the Derma line of products. Sales of the Company’s new silver alginate product launched in November 2006 were $453,000 in the first nine months of 2007.

        Wound care gross profit increased $958,196, or 15.7%, in 2007 versus 2006. Gross profit margin percentage decreased to 33.5% in 2007 from 34.7% in 2006. The gross profit margin dollar increase reflects the sales increase and margin decrease. The margin percentage decrease is principally attributable to unfavorable product mix partially mitigated by favorable product cost improvement.

        Wound closure-specialty securement device sales decreased $32,987, or (1.8%) in 2007 versus 2006. The decrease is principally due to the discontinuation of a private label supply agreement partially offset by a prior year backorder fulfillment in the first quarter 2007.

        Wound closure-specialty securement device gross profit increased $143,876, or 16.1%, in 2007 versus 2006. Gross profit margin percentage increased to 58.5% in 2007 from 49.5% in 2006. The increase in gross profit margin dollars reflects the improved gross profit margin percentage. The gross profit margin percentage improvement is due to the flow through of lower product costs associated with bringing the manufacture of these products in-house in the second half of 2006.

        Skin care sales decreased $191,923, or 22.6%, in 2007 versus 2006 due to continuing competitive pressure. Skin care gross profit improved $75,039 to $103,163 in 2007 from $28,124 in 2006. The main driver for the gross profit dollar improvement was the elimination of the monthly carrying costs associated with the lease on the former skin care manufacturing facility that expired in January 2007.

Index

Operating Expense

        The following table highlights September 30, 2007 versus 2006 operating expenses by type:

	Nine Months Ended September 30,
	2007	2006 (Restated)	Variance

Distribution	$676,495	$512,547	$163,948	32.0%
Marketing	956,206	391,398	564,808	144.3%
Sales	1,955,784	1,575,693	380,091	24.1%
General administrative	4,453,624	3,459,690	993,934	28.7%

Total	$8,042,109	$5,939,328	$2,102,781	35.4%

        Operating expense increased $2,102,781, or 35.4%, to $8,042,109 in 2007 from $5,939,328 in 2006 including an increase of $34,476 attributable to exchange associated with a 2.2% strengthening of the Canadian dollar on the Canadian operations.

        Distribution expense increased $163,948, or 32.0%, in 2007 versus 2006. Expenses in Canada increased $121,434 (including $2,796 expense related to exchange) while expenses in the U.S increased $42,514. The increase in Canada was principally attributable to higher lease, real estate taxes, utility and maintenance expenses. In December 2006, the Company leased additional space adjacent to its existing facility to accommodate increased manufacturing and warehousing requirements. The U.S. increase was principally attributable to incremental warehouse personnel (compensation and benefits) and operating costs required to support the sales growth. Increased resources required to integrate the Western Medical acquisition into the Company’s existing business beginning in April 2006 also contributed.

        Marketing expense increased $564,808, or 144.3%, in 2007 versus 2006. The increase was attributable to higher compensation and benefits associated with an employee promotion in 2006, the hiring of a Director of Clinical Affairs (new position) in February 2007 together with associated recruiting costs and higher share based compensation costs. Also contributing were planned increases in trade show attendance, promotion, product development, consulting and clinical advisory board expense in support of the Company’s growth initiatives.

        Sales expense increased $380,091, or 24.1%, in 2007 versus 2006. Expenses in Canada increased $50,616 (including $9,269 expense related to exchange) while expenses in the U.S. increased $329,475. The Canada increase was due to higher compensation and benefits, buying group administrative fees (sales volume related) and sample expenses partially offset by lower travel and bid expenses. The U.S. increase was principally attributable to an expansion of the sales force starting in June from two to nine sales representatives and associated recruiting fees of $125,400, together with the relocation of customer service to corporate headquarters in June 2007, together with a higher level of operating costs associated therewith. Incremental consulting and customer service (personnel related) expenses associated with the integration of the Western Medical business into the Company in 2006 also contributed.

        General administrative expense increased $993,934, or 28.7%, in 2007 versus 2006. Expenses in Canada increased $243,381 (including $22,052 expense related to exchange) while expenses in the U.S. increased $750,553. The increase in Canada principally reflects Sarbanes Oxley consulting (compliance program commenced in December 2006) expenses of approximately $75,000, higher accounting, tax and audit fees of approximately $52,000, share based compensation expense of approximately $39,000, coupled with normal year-to-year compensation and benefit cost increases, partially offset by lower bad debt expense. The U.S. increase principally reflects incremental intangible amortization expense of approximately $147,000 related to the Western Medical acquisition, share based employee and director compensation expense of approximately $126,000, incremental technology licensing expense of $125,000, Sarbanes Oxley consulting expenses of approximately $130,000, higher accounting, tax and audit fees of approximately $72,000, higher travel expenses of approximately $70,000, higher investor relations and public relations related expenses of approximately $33,000, incremental directors’ fees of approximately $54,000, and normal year-to-year compensation and benefit cost increases, partially offset by the non-recurrence of $32,000 worth of one-time Western Medical transition related expense incurred in 2006 and by a

Index

decrease in bonus accrual of approximately $103,000 (due to a lower projected bonus payout percentage in 2007 versus 2006).

Interest Expense

        Interest expense decreased $155,313, or 52%, to $143,387 in 2007 from $298,700 in 2006. Interest expense in Canada decreased $11,283 while interest expense in the U.S. decreased $144,030. The decrease in Canada reflects lower outstanding term loan balances in 2007 versus 2006 partially offset by higher interest rates. The U.S. decrease is principally due to lower line of credit (despite higher interest rates) and term loan (fully paid off in December 2006) interest due to lower borrowing balances in 2007 versus 2006 as a result of the Company’s improved U.S. cash flow and the non-recurrence of a one-time fee of $20,000 paid in March 2006 for loan covenant violation waivers. Partially offsetting these decreases were incremental promissory note interest and deferred finance fee amortization expense related to the Western Medical acquisition in April 2006.

Other Income/Expense

        Other expense net increased $68,278 to $42,230 expense in 2007 from $26,048 income in 2006. The main driver for the other expense increase was the non-recurrence of a $64,971 gain recorded in 2006 associated with the favorable settlement of a supplier liability. Higher temporary container storage costs and lower royalty income, also contributed.

Income Taxes

        The Company recorded a $195,165 deferred foreign income tax provision for the first nine months of 2007 based on the Company’s Canadian operating results. No income tax provision was made for the Company’s U.S. operations in the first nine months of 2007 due to a net operating loss coupled with available net operating loss carry forwards. The Company recorded a $19,000 provision for income taxes in the third quarter 2006 principally related to estimated federal alternative minimum taxes payable associated with operating results for the nine months ended September 30, 2006.

        Based on projected operating results and available net operating loss carry forwards, the U.S. effective tax rate is projected to be insignificant in 2007. In Canada, the effective tax rate is projected to be 34% in 2007. For the most part, tax expense in Canada is projected to be deferred in nature as net operating loss carry forwards are utilized to offset taxes payable.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided. Effective December 31, 2006 the Company’s Canadian subsidiary, based on recent operating profitability and projected profitable operations going forward, realized its net operating loss carry forwards and deferred tax assets and liabilities.

Net Income (Loss)

        The Company generated a net loss of $238,662, or ($0.01) per share (basic and diluted), in the first nine months of 2007 compared to net income of $776,138, or $0.04 income per share-basic and $0.03 income per share-fully diluted in the first nine months of 2006.

Liquidity and Capital Resources

Operational Overview

        Net sales increased 15.3%, (16.3% adjusted for foreign exchange), in 2007 over 2006. This growth was driven by a sales increase in the U.S. of 22.9%, together with an increase in Canadian sales of 6.3% (4% adjusted for foreign exchange). Sales growth in the U.S. was driven by incremental sales associated with the Western Medical business (acquired April 18, 2006) of $1,932,000 and continued growth of the private label business. Sales of the Company’s new silver alginate product were approximately $453,000 in the first nine months of 2007. The product has exhibited steady quarter-to quarter growth since its launch in November 2006. Skin care sales continue to deteriorate in the face of competitive pressure and a reduction of resources allocated to support the line. Sales for

Index

the balance of the U.S. product lines were essentially flat year-on-year. Excluding Western Medical sales, U.S. sales growth was 9.3%. Canadian sales growth in the first nine months of 2007 was modest, increasing 6.3% (4% excluding foreign exchange). This reflects a very competitive marketplace for the Company’s line of traditional wound care products that make up the majority of Canadian sales. Unit volume growth and successful product cost reduction efforts have enabled the Company to remain competitive in an environment of declining prices for its products. In Canada, the Company continues to focus on contract compliance, exploring opportunities in other market segments (other than its traditional strength in the acute care segment) and working closely with its exclusive distributor to capitalize on sales growth opportunities presented by this relationship. Real growth as measured by sales of the Company’s products reported by the distributor approximated 6.7% in local currency for the first nine months of 2007.

        The Company has realized significant product cost improvement over the last several years as a result of its manufacturing and sourcing initiatives. The saving generated by these initiatives has helped mitigate the adverse impact of price erosion and foreign exchange on a large portion of the Company’s business and served to sustain or improve its gross profit dollars and margin percentage. Prospectively, this trend will become increasingly more difficult to perpetuate. The significant investment in manufacturing infrastructure over the past few years and incremental volume associated with growth of the private label business and new products has enabled the Company to improve the efficiency of its Canadian manufacturing operations. This trend is expected to continue. Product cost savings associated with implementation of China and other sourcing initiatives have been another contributor to the Company’s cost reduction success through the third quarter of 2007. Current market conditions in China and, to a lesser extent, in other markets portend increasing product cost pressure. The Company will continue to seek opportunities to lower product costs wherever possible.

        Operating expenses increased 35.4% (34.8% adjusted for foreign exchange) in 2007 over 2006 in line with expectations. The increase is attributable to incremental technology licensing expense, Western Medical costs (intangible asset amortization, planned sales and marketing expenses), planned increases in distribution, marketing and sales expenses in support of the Company’s growth initiatives and higher professional service fees as a result of increasing regulatory requirements. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        The Company has reported a loss of $238,662 for the first nine months of 2007. This reflects the Company’s commitment to growth as a significant investment in incremental sales and marketing resources together with product development and licensing costs has been made during the year. Not unexpectedly, but also contributing, has been a significant increase in mandated Sarbanes-Oxley and audit related costs to stay compliant with increasingly stringent regulatory and external reporting requirements. The Company anticipates this trend will continue in the near term. With a stable core business, continued growth of the private label business and as the recently launched new products gain traction in the marketplace coupled with ongoing manufacturing and operating expense management, the Company anticipates a return to profitability going forward.

        On July 23, 2007, the Company received clearance from the U.S. Food and Drug Administration to market and sell its Active Leptospermum Absorbent Dressing. On June 14, 2007, the Company announced that it had obtained clearance from Health Canada to market and sell its line of Active Leptospermum Honey based dressings. On February 13, 2006, the Company entered into an exclusive licensing, manufacturing and sales agreement to manufacture and sell a line of Leptospermum Honey based wound care products in North and South America within the medical-surgical marketplace. In accordance with the agreement, the Company will purchase its requirements for active Leptospermum honey from the licensor at agreed upon pricing and will pay the licensor an agreed upon sales based royalty. Further, effective for twelve-month periods beginning July 23, 2008 and thereafter, the agreement requires that the Company meet minimum sales targets in order to maintain exclusivity. The Company launched its first Leptospermum Honey based product in the U.S. and Canada in October 2007.

        On March 23, 2007 (the effective date), the Company entered into an exclusive patent and technology license agreement for the rights in the U.S. and Canada to certain proprietary anti-microbial technology. The Company anticipates utilizing this technology in a series of its wound care products. In consideration for the license, the Company paid a license fee of $50,000 and agreed to make additional advance royalty payments in the amount of $25,000 each, three months, six months and nine months after the effective date of the agreement and is obligated to pay sales based royalties upon commercial launch of the product(s) employing this technology and meet certain minimum sales thresholds to maintain exclusivity. The $125,000 non-refundable license and advanced royalty payments were expensed. The Company anticipates use of this technology will provide a significant near

Index

term commercial opportunity. Approval of this technology is moving through the regulatory process. The Company expects to launch products employing this technology in 2008.

        On November 8, 2006, the Company entered into an exclusive license and distribution agreement for the rights in the U.S. and Canada to an intermittent pneumatic compression device representing a significant advancement in the treatment of patients with various vascular diseases or lymphedema. In consideration for the license, the Company is obligated to purchase the product from the licensee at agreed upon prices and meet certain minimum purchase thresholds to maintain exclusivity. The Company is presently working to obtain “reimbursement code” approval for this product and undertaking studies to support the features and benefits of the device. The Company expects to launch this product in 2008.

Cash Flow and Working Capital

        At September 30, 2007 and December 31, 2006, the Company had cash and cash equivalents on hand of $674,871 and $1,285,943, respectively. The $611,072 decrease in cash reflects net cash used by operating activities of $217,548, net cash used in investing activities of $599,290, net cash used in financing activities of $304,678 and cash provided as a result of exchange rate changes of $75,348.

        Net cash used in operating activities of $217,548 stems from $1,835,123 cash provided from operations (net loss plus non-cash items), partially offset by $1,617,575 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations is associated with significant capital expenditures over the last couple of years (resulting in higher levels of depreciation expense), a significant increase in amortizable intangibles in connection with the Western Medical acquisition, higher rebate reserves in the U.S. and Canada due to increases in rebate intensive sales and the commencement of expensing of share based compensation beginning in 2006 thereby increasing the magnitude of non-cash charges. Higher inventory and the timing related decrease in accounts payable, were the main drivers behind the net change in ongoing operating assets and liabilities. The changes in prepaid expenses, other assets and accrued liabilities resulting in a net use of funds are for the most part timing related. The significant increase in inventory reflects an increase and rebalancing of the U.S. finished goods inventory to improve customer service and replenish inventory levels that were lower than normal due to unexpected production delays caused by the equipment and facility improvements activities that took place at the Company’s manufacturing operation in Canada in the second half of 2006. Also contributing was an OEM customer component and finished goods inventory build in Canada to meet agreed upon safety stock requirements, new product inventory builds and timing related excess finished goods in Canada due to early delivery of product from China.

        Net cash used in investing activities of $599,290 principally reflects $424,200 cash used for purchases of equipment at the Company’s manufacturing operation in Canada to expand manufacturing capability in response to growth and/or efficiency opportunities and a new trade show booth to support the Company’s growing sales and marketing activities and new office furniture for the Company’s headquarters together with $175,090 of out-of-pocket business acquisition costs.

        Net cash used in financing activities of $304,678 reflects cash used to make regularly scheduled debt payments, including the final payment of the Canadian term loan in September 2007.

        Working capital increased $1,131,917, or 19.6%, at September 30, 2007 to $6,899,966 from $5,768,049 at December 31, 2006. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

        In December 2006, the Company renewed its annual revolving credit facility agreement with its Canadian lender for a maximum principal amount of $502,000 ($500,000 Canadian). Maximum potential advances under the agreement at September 30, 2007 were zero. Advances outstanding against the agreement were zero at September 30, 2007. The Company terminated its revolving credit facility agreement with its Canadian lender on October 10, 2007.

        In addition, the Canadian lender has granted Derma Sciences Canada Inc. a $754,000 ($750,000 Canadian) non-revolving term line of credit to finance equipment purchases and equipment upgrades to Derma Sciences Canada Inc.‘s manufacturing facility. Advances against the line are limited to 75% of the actual cost of the capital expenditure. Interest on outstanding advances is payable monthly in arrears at prime (as defined), plus 1.25%. Each

Index

advance shall be amortized and repaid over sixty months. Prepayment of advances, in whole or in part, is not permitted during the eighteen months following initial disbursement. Prepayment thereafter is permitted in whole or once per annum in part with thirty days written notice and payment of the greater of the following premium: (i) 3% of the principal amount prepaid; or (ii) three months interest on such principal at the loan interest rate in effect on the date prepayment is made. As of September 30, 2007, there were no outstanding advances against the line. The Company terminated its non-revolving term line of credit with its Canadian lender on October 10, 2007.

        On April 18, 2006 the Company entered into an amended three-year revolving credit facility agreement with its U.S. lender for a maximum principal amount of $3,500,000. Maximum potential advances under the agreement at September 30, 2007 were $3,363,000. Advances outstanding against the line were $11,607 at September 30, 2007, leaving an additional $3,351,393 available for borrowing. The Company terminated its revolving credit facility agreement with its U.S. lender on November 9, 2007.

Prospective Assessment

        The Company’s objective is to in-license, develop and launch novel higher margined advanced wound care products while utilizing its core business (to the extent possible) to fund this objective. In addition, the Company will continue to evaluate external opportunities to leverage its core capabilities for growth. Beginning in 2005, the Company expanded its product in-licensing and development efforts. As a result of these efforts, the Company launched its silver alginate product in November 2006. Sales of this product have increased each quarter since its launch. The Company launched its first honey product in October 2007. This product represents the first of its kind in the marketplace and interest in the product has been high. A line of follow-on honey products is planned. The Company expects to launch two additional novel products in 2008. The Company anticipates core business sales will remain stable.

        The Company has realized significant product cost improvement over the last several years as a result of its manufacturing and sourcing initiatives. The savings generated by these initiatives has helped mitigate the adverse impact of price erosion and foreign exchange on a large portion of the Company’s business. Cost improvements will become increasingly more difficult to realize in the future due to anticipated market conditions. The Company will continue to seek opportunities to lower product costs wherever possible and plans to better leverage its opportunities for price increases to the extent market conditions permit. Going forward, as the higher margined new products gain traction in the marketplace, they will contribute positively to the Company’s overall gross profit margins.

        The Company continually evaluates the personnel, infrastructure and regulatory resources needed to support its strategic objectives. While resource requirements are expected to increase, the Company will continue to closely monitor operating expenses and limit these expenses as necessary to support planned growth.

        Capital expenditures will continue to be limited to those projects capable of generating an acceptable level of return and those necessary to support existing operations. The Company will continue to focus on inventory levels with the objective of optimizing customer service levels while minimizing its investment in inventory.

        On November 2, 2007, the Company entered into a license agreement covering certain Angiotensin Analog Technology. Up-front license and development costs will approximate $2,000,000 in the first twenty-six months of the development plan through completion of Phase II clinical studies. These costs are expected to be funded through the Company’s ongoing internal cash flow and available credit lines. The license and development plan may be terminated at any time. The results of the Phase II studies will determine the efficacy and safety of the compound and further refine its market potential. The cost of Phase III studies and bringing the product to market are significant. Should the decision be made to proceed with the development plan after completion of Phase II, the Company plans to fund the additional development costs out of available cash flow, available credit lines or additional equity, as needed, or sell the rights to the compound.

        On November 8, 2007, the Company purchased the assets of the first aid division of NutraMax Products, Inc. in a debt and equity transaction valued at $15,000,000. The acquisition was financed through the sale of $6,000,000 equity and debt of $9,000,000. The debt consisted of a $6,000,000 term loan and an initial $3,000,000 draw down against an $8,000,000 revolving line of credit provided by a new lender. The first aid division is a leading manufacturer and marketer of adhesive strips and related first aid products. The latest NutraMax estimate of

Index

first aid division sales, gross profit and pretax income for the twelve months ended September 2007, was $16,500,000, $3,800,000 and $1,850,000, respectively.

        Maximum potential advances under the new credit and security agreement as of November 9, 2007 were $7,000,000. The Company anticipates using the balance available of $4,000,000 as of November 9, 2007 on the new revolving line of credit to finance the up-front Angiotensin Analog Technology license fee and ongoing development costs as well as for general working capital purposes.

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

        Up to 15,343,791 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“derivative securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of derivative securities are substantial compared to the 25,258,335 shares of common stock outstanding at September 30, 2007.

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

        The Company incurred a net loss of $238,662 (unaudited) in the first nine months of 2007, earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At September 30, 2007, the Company had an accumulated deficit of $13,655,943 (unaudited). Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2001 through 2006 and the first ten months of 2007 are set forth in the table below:

Index

Derma Sciences Trading Range – Common Stock

Year	Low	High
2001	$0.22	$0.80
2002	$0.35	$0.85
2003	$0.35	$2.30
2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007(*)	$0.60	$0.95

(*) January 1 through October 31.

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors; and
•	The loss of a major customer.

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

Goodwill

        At September 30, 2007, the Company had $2,441,542 of goodwill relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Stock-Based Compensation

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123R using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company recognized stock-based employee compensation of $402,572 and $146,191 in the nine months ended September 30, 2007 and 2006, respectively, under SFAS 123R.

Index

Item 3.  CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended September 30, 2007, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

DERMA SCIENCES, INC.
Dated: November 12, 2007	By:	/s/ John E. Yetter
John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002