Form 10KSB
period 2007-12-31
DERMA SCIENCES, INC.
filed 2008-04-01
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of small business issuer in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 300, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Boston Stock Exchange

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
         Yes              No    X

        Issuer’s revenues for its most recent fiscal year were $34,135,401.

        The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of February 28, 2008, was approximately $21,153,856.

        The number of shares outstanding of the issuer’s common equity as of February 28, 2008 was 34,040,743.

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

        In September, 2002 Derma Sciences acquired the assets of Dumex Medical Inc., a leading manufacturer and distributor of wound care and related medical devices to the Canadian market. The acquisition was effected by Derma Sciences’ wholly-owned Canadian subsidiary, Derma Sciences Canada Inc. (“Derma Canada”) f/k/a Dumex Medical Canada Inc.

        In January 2004, Derma Sciences purchased substantially all the assets of the Kimberly-Clark Corporation’s wound care segment. These assets have been integrated into the Company’s existing wound care and wound closure and specialty securement device product lines.

        In April 2006, Derma Sciences purchased certain assets and the business of Western Medical, Inc. (“Western Medical”), a manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. These assets have been integrated into the Company’s existing wound care product line.

        In November, 2007, Derma Sciences acquired certain assets and the business of Nutra Max Products, Inc.’s first aid division (“FAD”). FAD is a leading manufacturer and marketer of branded and private label adhesive strips and related first aid products to the medical, industrial and retail markets. The assets have been integrated into Derma Sciences existing wound care product line.

        Derma Sciences and its subsidiaries Sunshine Products, Derma Canada and Derma First Aid Products, Inc. are referred to collectively as the “Company.” The Company’s executive offices are located at 214 Carnegie Center, Suite 300, Princeton, New Jersey.

        The Company engages in the manufacture, marketing and sale of three dermatological related product lines: wound care, wound closure and specialty securement devices and skin care. In addition, the Company has leveraged its expanding manufacturing capabilities by building a growing private label/original equipment manufacture (“OEM”) business. The Company’s customers consist of various health care agencies and institutions such as nursing homes, hospitals, home healthcare agencies, physician’s offices and retail and closed door pharmacies. The Company sells its products principally through distributors servicing these markets in the United States, Canada and select international markets. The Company’s principal distribution facilities are located in St. Louis, Missouri, and Toronto, Canada. The Company’s principal manufacturing facility is located in Toronto, Canada. The Company, through Derma Canada, also maintains a light manufacturing facility in Nantong, China producing labor intensive wound care products. With the FAD acquisition the Company temporarily manufactures and distributes the adhesive strips and related first aid products at a Houston, Texas location. The manufacturing function is anticipated to be transferred to a third party by the second quarter of 2008 while the distribution function is anticipated to be integrated with the rest of the US distribution activities by the first quarter of 2009.

Company Products and Markets

Wound Care

        The Company markets a line of wound care products to doctors, clinics, nursing homes, hospitals and other institutions. The Wound Care line consists of basic and advanced dressings, devices, ointments and sprays designed to manage and treat a wide range of skin conditions from basic burns, skin tears, abrasions and incontinence related skin impairment to chronic non-healing skin ulcerations such as pressure, diabetic and venous ulcers, surgical incisions and serious burns.

Wound Closure and Specialty Securement Devices

        The Company markets a line of wound closure strips, nasal tube fasteners and a variety of catheter fasteners to doctors, clinics, nursing homes, hospitals and other institutions.

Private Label/OEM

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

        The Company has built a base business through sales of its own brand and private label brand commodity products. Prospectively, the Company is focusing its resources on the marketing, sale and distribution of novel higher margined advanced wound care products.

Product Pipeline

        The company currently has two development stage products. The first is GUARDIONTM Barrier Dressings with a novel antimicrobial that the Company has licensed from QuickMed Technologies, Inc. The patented polymer technology known as NIMBUS (novel intrinsically micro-biocidal utility substrate) was licensed from QuickMed in April, 2007, for use in a range of gauze and other traditional wound care dressings. The product is currently under review by the FDA for marketing clearance. The second is DSC127, a novel angiotensin analog, licensed from the University of Southern California in November, 2007, for use in wound healing and scar reduction. The compound has shown activity in these areas in pre-clinical animal model testing. The compound has successfully completed a phase I human trial, and is expected to enter into a phase II human trial in the third quarter of 2008.

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

        The Company’s direct sales force consists of an executive vice president – sales, a national director – sales, a director – corporate accounts, ten sales representatives and one clinical resource specialist. Company sales employees receive a base salary together with commissions based upon sales and gross profit achievement within their area of responsibility.

Canada

        In Canada, the Company employs a sales manager, one direct sales representative in Ontario, the most densely populated province, and a manufacturer’s representative located in British Colombia. Company sales employees receive a base salary together with commissions based upon sales achievement within their areas of responsibility. The majority of the Company’s Canadian sales are to hospitals pursuant to tender contracts with national, provincial and local buying groups. These institutional contracts are generally exclusive in nature and are awarded for a term of 1 to 5 years. Nursing home, home healthcare, physician office and retail sales are for the most part made through local dealers and government sponsored Community Care Access Centre’s (CCAC) agencies.

        In May 2005, the Company entered into a five year agreement with a Canadian company to serve as the exclusive distributor of its products in Canada. The distributor maintains strategically located distribution centers and over 40 sales representatives throughout Canada. The Company believes the agreement provides better service to its customers throughout Canada and greater opportunity for sales growth.

Other Foreign Markets

        The Company’s products are sold throughout the rest of the world through various licensing and distribution agreements. Foreign sales are made principally to Europe and Latin America. Sales made to other foreign markets totaled $1,692,130 in 2007 and $1,225,515 in 2006.

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

        In the United States, the Company’s basic wound care products compete in a commodity oriented marketplace with Covidien, Medical Action and a number of others. In the advanced wound care products marketplace, the Company competes principally with Bristol-Myers Squibb — Convatec, Smith & Nephew and Johnson & Johnson. The market for wound closure strips and catheter fasteners is characterized by a wide range of generic competition. The most dominant competitor in the suture strip market is 3M. The Company’s skin care products compete in a commodity oriented marketplace with Provon, Chester Laboratories and a number of others.

        In Canada, the Company’s basic wound care products compete in a commodity-oriented marketplace with Covidien, Medicom, Medical Mart, and a number of others. In the advanced wound care products marketplace, the Company competes principally with the same competitors as it competes with in the United States together with a number of domestic generic companies.

        The ability of the Company to remain competitive is based on its ability to provide its customers with a broad range of quality products at a competitive price with superior customer service. The prospective ability to cost effectively develop and or acquire and commercialize new products that provide superior value is an integral component of the Company’s ability to stay competitive. The Company believes that the breadth and quality of its existing product lines, the infrastructure in place to cost effectively source and market its products and the skill and dedication of its employees will allow the Company to successfully compete.

Product Sourcing

        The Company maintains manufacturing facilities in Toronto, Canada, and Nantong, China. The Toronto and Nantong facilities manufacture the Company’s line of basic and advanced wound care and its wound closure-specialty securement device products. With the FAD acquisition, the Company temporarily manufactures the adhesive strips and related first aid products at a Houston, Texas, location. The adhesive strip and related first aid products manufacturing is anticipated to be transferred to a third party by the second quarter of 2008. The Derma line of wound and skin care products and the patient bathing sponge are outsourced. A number of basic and advanced wound care products are sourced in semi-finished and finished form directly from suppliers. Derma Canada also serves in a distributor capacity (sourcing finished products directly from suppliers) for a number of medical device products in Canada.

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

        The Nantong facility is ISO 9002 certified. The Toronto facility is ISO 9001:2000/ISO 13485:2003 certified. The Company requires that all of its suppliers conform to the standards set forth in the Good Manufacturing Practice (“GMP”) regulations promulgated by the United States FDA and local health agencies.

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

        The Company believes the aforementioned patents, proprietary and non-proprietary technology afford reasonable protection to the Company against the unauthorized copying of the technology embodied in the subject products. However, the specific means whereby these products promote wound healing and skin care are unknown and the chemical and biological processes bearing upon wound healing and skin care are highly complex and subject to a wide variety of influences and stimuli. As such, it is possible that competitors will develop products equal to or superior to those of the Company without infringing upon the Company’s intellectual property.

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

Government Regulation

United States — Scope of Regulation

        Agencies

        The manufacture, distribution and advertising of the Company and its products are subject to regulation by numerous federal and state governmental agencies in the United States. The United States Food and Drug Administration (“FDA”) is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, (“FDC Act”) which regulates drugs and devices manufactured and distributed in interstate commerce. Many of the Company’s products are classified either as over-the-counter drugs or medical devices pursuant to the FDC Act. The Federal Trade Commission (“FTC”) administers the Federal Trade Commission Act (“FTC Act”) which regulates the advertising of products including over-the-counter drugs and devices. All states have individual laws analagous to the FDC Act and the FTC Act.

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

        The most restrictive controls are applied to devices placed in Class III. Class III devices are required to have FDA approval for safety and effectiveness before they can be marketed unless the FDA determines that pre-market approval is not necessary. Pre-market approval necessitates the compilation of extensive safety and effectiveness data which is normally expensive to compile. Approval of Class III devices may require several years.

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

        All of the devices currently marketed by the Company, with the exceptions of Sterile Water and Sterile Saline, have been found by the FDA to be substantially equivalent to a Pre-amendment Device and are, therefore, classified in Class I. Sterile Water and Sterile Saline are classified in Class II. ALGICELLTM Ag Absorbent Gelling Dressings with antimicrobial silver and MEDIHONEYTM Wound & Burn Dressings with Active Leptospermum Honey are unclassified.

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

        In 1972, the FDA began a comprehensive review of the safety, efficacy and labeling of all OTC drugs for the purpose of establishing the conditions under which such drugs could be generally recognized as safe, effective and not misbranded. To facilitate the review, these drug products were grouped into therapeutic classes and advisory panels were established to review each class. The panels completed their review in 1983 and it remains for the FDA to complete the rulemaking process.

        On the basis of the recommendations submitted by the panels, the FDA issues monographs setting forth the conditions under which OTC drugs in each class are deemed to be generally recognized as safe, effective and not misbranded. Generally, the administrative process includes the publication of a “Preliminary,” “Tentative Final” and “Final Monograph.” During the rulemaking process, products are placed into one of three categories describing whether a drug is deemed to be generally recognized as safe and effective and not misbranded (Category I), to be not generally recognized as safe and effective or misbranded (Category II) or to lack sufficient data for categorization (Category III). Products that do not comply with general OTC regulations or an applicable Final Monograph are subject to regulatory action. Any OTC drug not in compliance with the content and labeling requirements of a Final Monograph is subject to regulatory action unless it is the subject of an approved new drug application. The FDA has issued a Compliance Policy Guide in which it determined that it would not pursue regulatory action against OTC drugs prior to the adoption of a final regulation unless failure to do so presents a potential public health hazard. Management believes all of the OTC products currently marketed by the Company have been deemed to be generally recognized as safe and effective and not misbranded.

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

        Drugs

        The Health Products and Food Branch Inspectorate of Health Canada is mandated to regulate drugs and the processes used to manufacture drugs. A Drug Establishment License is required for activities such as fabrication, packaging/labeling, importation, distribution, wholesale and testing. Derma Canada last underwent an inspection by the Health Products and Food Branch Inspectorate in August 2007 which occasioned the renewal and subsequent annual renewal of its Drug Establishment License.

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

Employees

        The Company maintained 155 full-time and 33 part-time employees at December 31, 2007. Of these employees, 74 are located in the United States, 70 in Canada and 44 in China. The Company considers its employee relations to be satisfactory.

Item 2. Description of Property

        The Company’s headquarter offices are located in Princeton, New Jersey. In February, 2008 the Company completed an expansion and renovation of the offices increasing its square footage to 8,024. The amended lease’s monthly payment is $19,726 and the lease expires in August 2012. The Company also leases a 42,400 square foot warehouse in Fenton, Missouri, at a rate of $20,727 per month, under a lease that expires in March 2009. The Fenton, Missouri, facility serves as the United States distribution center for the Company’s products.

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

        In November 2007, the Company entered into a lease for $18,750 per month for approximately 50,000 square feet of manufacturing and distribution space at the former NutraMax facility in Houston, Texas through May 2008. The Company is presently negotiating to extend the lease or secure suitable space elsewhere in the area through the first quarter 2009.

        Management believes that the Company’s facilities are adequate to meet its office, manufacturing and distribution requirements for the foreseeable future.

Item 3. Legal Proceedings

        The Company is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

        A special meeting of shareholders of the Company was held on December 28, 2007. At the special meeting, the following matter was submitted to a vote of the Company’s security holders with the results indicated:

        Increase in Authorized Common Stock

        Shareholders approved an amendment of the Company’s articles of incorporation to increase the number of shares of common stock the Company is authorized to issue from 50,000,000 to 150,000,000. Details concerning the vote on the amendment are set forth below:

In favor	18,156,044
Against	1,027,662
Abstentions	45,397
Broker non-votes	0

        The Company solicited proxies relative to the amendment. No proxies were solicited in opposition to the amendment.

Part II

Item 5.	Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common Stock is listed on the Boston Stock Exchange under the symbol “DMS.” The Company’s Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company’s Common Stock at the end of the indicated calendar quarters:

Quarter Ended	High	Low

2007

March 31, 2007	$0.87	$0.66
June 30, 2007	$1.10	$0.59
September 30, 2007	$0.97	$0.60
December 31, 2007	$1.40	$0.58

2006

March 31, 2006	$0.84	$0.45
June 30, 2006	$0.90	$0.75
September 30, 2006	$0.87	$0.59
December 31, 2006	$0.90	$0.66

        The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company’s preferred stock. As of the close of business on February 28, 2008 there were 1,264 holders of record of the Common Stock. The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

Item 6.  Management's Discussion and Analysis of Financial Condition or Plan of Operations

Reference to Consolidated Financial Statements

        Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements set forth in Item 7.

Overview of Consolidated Operating Results

        The following table highlights the year ended December 31, 2007 versus 2006 operating results:

	Year Ended December 31,
	2007	2006	Variance

Gross Sales	$42,712,304	$33,973,676	$8,738,628	25.7%
Sales adjustments	(8,576,903)	(6,086,285)	(2,490,618)	40.9%

Net sales	34,135,401	27,887,391	6,248,010	22.4%
Cost of sales	22,530,986	18,235,003	4,295,983	23.6%

Gross profit	11,604,415	9,652,388	1,952,027	20.2%
Gross profit percentage	34.0%	34.6%
Operating expenses	12,878,437	8,539,227	4,339,210	50.8%
Interest expense	413,992	374,079	39,913	10.7%
Loss on debt extinguishment	256,628	–	256,628	–
Other expense/(income), net	77,929	(47,998)	125,927	–

Total expenses	13,626,986	8,865,308	4,761,678	53.7%

(Loss) income before income taxes	(2,022,571)	787,080	(2,809,651)	–

Provision for income taxes	262,034	118,341	143,693	–

Net (loss) income	$(2,284,605)	$668,739	$(2,953,344)	–

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distribution fees (in Canada), sales incentives, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one months’ inventory. The Company’s exclusive distributor in Canada normally carries three to four months’ inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at December 31, 2007, the trade rebate reserve would be overstated by approximately $270,000. If the normal rebate cycle were one month greater than estimated at December 31, 2007, the trade rebate reserve would be understated by approximately $540,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        Gross to net sales adjustments comprise the following:

	Year Ended December 31,
	2007	2006

Gross Sales	$42,712,304	$33,973,676

Trade rebates	(6,629,106)	(4,637,960)
Distribution fees	(1,135,072)	(979,776)
Sales incentives	(225,386)	(149,831)
Medicaid rebates	(7,196)	(11,486)
Returns and allowances	(300,042)	(87,101)
Cash discounts	(280,101)	(220,131)

Total adjustments	(8,576,903)	(6,086,285)

Net sales	$34,135,401	$27,887,391

        Trade rebates increased significantly in 2007 versus 2006 due to higher rebate intensive Canadian sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense principally relates to the acquisition of the Western Medical business in April 2006, which utilizes sales incentives to a greater degree than in the Company’s other product lines. An increased reliance on sales incentives in other areas of the Company’s business, also contributed. A continuing trend towards lower levels of Medicaid reimbursed sales is responsible for the lower level of Medicaid rebates. Sales returns and allowances increased in 2007 due to the higher level of sales and an overall higher level of returns; however, the Company’s returns and allowances continue to represent less than 1% of gross sales. Cash discounts increased commensurate with the sales increase and as a result of a slight increase in the percentage of cash discounts to sales, as a larger portion of the sales growth continues to come from customers that have historically taken advantage of the Company’s discount terms.

Rebate Reserve Roll Forward

        A roll forward of the trade rebate accruals at December 31, 2007 and 2006 is outlined below:

	Year Ended December 31,
	2007	2006

Beginning balance - January 1	$1,817,558	$1,566,590
Rebates paid	(6,041,803)	(4,386,992)
Rebates accrued	6,629,106	4,637,960

Ending balance - December 31	$2,404,861	$1,817,558

        The $587,303 increase in the 2007 trade rebate reserve ending balance principally reflects an increase in the Canadian rebate reserve due to higher sales and an increase in the exclusive distributor’s inventory level commensurate with the sales and to build its safety stock to improve customer service. An increase in the overall rebate percentage in Canada due to renewal of buying group contracts at lower selling prices, also contributed. This increase was partially offset by diminishing non private label U.S. rebate laden sales. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates. The $250,968 increase in the 2006 trade rebate reserve principally reflects an increase in the Canadian reserve due to higher sales, partially offset by diminishing non private label U.S. rebate laden sales and the discontinuation of extended payment terms with a large customer.

Net Sales and Gross Margin

        The following table highlights 2007 versus 2006 product line net sales and gross profit:

	Year Ended December 31,
	2007	2006	Variance

Product Line Net Sales

Wound care	$30,983,191	$24,450,557	$6,532,634	26.7%
Wound closure-specialty
securement devices	2,260,735	2,308,452	(47,717)	(2.1%)
Skin care	891,475	1,128,382	(236,907)	(21.0%)

Total	$34,135,401	$27,887,391	$6,248,010	22.4%

Product Line Gross Profit

Wound care	$10,043,756	$8,377,522	$1,666,234	19.9%
Wound closure-specialty
securement devices	1,318,148	1,111,452	206,696	18.6%
Skin care	242,511	163,414	79,097	48.4%

Total	$11,604,415	$9,652,388	$1,952,027	20.2%

        Consolidated net sales increased $6,248,010, or 22.4%, to $34,135,401 in 2007 from $27,887,391 in 2006. Canadian net sales increased $1,643,472, or 15.4% (9.0% excluding foreign exchange), to $12,324,111 in 2007 from $10,680,639 in 2006. This increase was driven by growth of $961,592 and favorable exchange of $681,880 associated with a 6.0% strengthening of the Canadian dollar. The increase was principally attributable to higher sales to the Company’s exclusive Canadian distributor to meet demand and to rebalance its inventory, partially offset by price erosion associated with the renewal of bid contracts at lower overall selling prices and lower private label sales to the distributor. Real growth as measured by sales of the Company’s products reported by the distributor, unadjusted for foreign exchange, approximated 8.4%. U.S. net sales increased $4,604,538, or 26.8%, to $21,811,290 in 2007 from $17,206,752 in 2006. The increase was driven by the addition of incremental FAD sales of $1,823,526 and Western Medical sales of $1,841,653, continued private label growth and new product (Medihoney and silver alginate) sales growth of $785,816 partially offset by continued sales decline in the skin care, specialty securement devices and the Derma line of products. Excluding FAD and Western Medical sales, U.S. sales increased $939,359, or 7.7%.

        Consolidated gross profit increased $1,952,027, or 20.2%, to $11,604,415 in 2007 from $9,652,388 in 2006. Company gross profit margin percentage decreased to 34.0% in 2007 from 34.6% in 2006. Canadian gross profit increased $444,051, or 12.3%, to $4,051,810 in 2007 from $3,607,759 in 2006. Canadian gross profit margin percentage decreased to 32.9% in 2007 from 33.8% in 2006. The improvement in Canadian 2007 gross profit dollars reflects the higher sales and favorable foreign exchange impact partially offset by margin erosion. The margin erosion principally reflects ongoing price erosion in the Canadian traditional wound care market, higher cost third party supplied traditional wound care products and lower volume throughput that adversely impacted fixed overhead absorption in the Company’s Canadian manufacturing facility. U.S. gross profit increased $1,507,976, or 25.0%, to $7,552,605 in 2007 from $6,044,629 in 2006. Gross profit margin percentage decreased to 34.6% in 2007 from 35.1% in 2006. The improvement in U.S. gross profit margin dollars reflects the impact of higher sales. The decrease in gross profit margin percentage is principally attributable to unfavorable product mix. The addition of the lower margined FAD business in the fourth quarter 2007 and continued growth of the lower margined private label business partially offset by higher margined new product sales are the primary contributors to the decrease in gross profit margin percentage. Excluding FAD and Western Medical, gross profit increased $400,326, or 10.1%, and the gross profit margin percentage would have been 33.0%.

        Wound care sales consisting of traditional and advanced wound care products increased $6,532,634, or 26.7%, in 2007 versus 2006. Traditional wound care sales increased $4,410,535, or 26.7%. This increase was driven by an increase in Canadian basic wound care sales of $1,643,472 together with a U.S. sales increase of $2,767,063. The Canadian sales growth was driven principally by higher sales to the Company’s exclusive Canadian distributor due to improving demand and the distributor’s rebalancing of its inventory earlier in the year, partially offset by price erosion and lower private label sales to the distributor. The U.S. sales performance reflects incremental FAD and Western Medical sales of approximately $2,860,000 coupled with a modest decrease for the balance of the basic wound care line. Advanced wound care sales increased $2,122,099 or 26.7%. This increase was principally driven by U.S. private label and new product sales growth, partially offset by lower demand for the Derma line of products. Sales in 2007 of the Company’s new silver alginate product launched in November 2006 and Medihoney launched in October 2007 were $666,375 and $119,441, respectively.

        Wound care gross profit increased $1,666,234, or 19.9%, in 2007 versus 2006. Gross profit margin percentage decreased to 32.4% in 2007 from 34.3% in 2006. The gross profit margin dollar increase reflects the sales increase and margin decrease. The margin percentage decrease is principally attributable to unfavorable product mix.

        Wound closure-specialty securement device sales decreased $47,717, or (2.1%), in 2007 versus 2006. The decrease is principally due to the discontinuation of a private label supply agreement partially offset by a prior year backorder fulfillment in the first quarter 2007.

        Wound closure-specialty securement device gross profit increased $206,696, or 18.6%, in 2007 versus 2006. Gross profit margin percentage increased to 58.3% in 2007 from 48.1% in 2006. The increase in gross profit margin dollars reflects the improved gross profit margin percentage. The gross profit margin percentage improvement is due to the flow through of lower product costs associated with bringing the manufacture of these products in-house in the second half of 2006.

        Skin care sales decreased $236,907, or 21.0%, in 2007 versus 2006 due to continuing competitive pressure. Skin care gross profit improved $79,097 to $242,511 in 2007 from $163,414 in 2006. The main driver for the gross profit dollar improvement was the expiration of the lease on the former skin care manufacturing facility.

Operating Expenses

        The following table highlights 2007 versus 2006 operating expenses by type:

	Year Ended December 31,
	2007	2006	Variance

Distribution	$1,062,766	$706,012	$356,754	50.5%
Marketing	1,414,264	640,376	773,888	120.9%
Sales	3,186,126	2,143,113	1,043,013	48.7%
Research & development	993,069	-	993,069	-
General administrative	6,222,212	4,849,726	1,372,486	28.3%
Goodwill impairment	-	200,000	(200,000)	-

Total	$12,878,437	$8,539,227	$4,339,210	50.8%

        Operating expense increased $4,339,210, or 50.8%, to $12,878,437 in 2007 from $8,539,227 in 2006 including an increase of $125,459 in Canadian operating expense attributable to exchange associated with a 6.0% strengthening of the Canadian dollar.

        Distribution expense increased $356,754, or 50.5%, in 2007 versus 2006. Expenses in Canada increased $193,357 (including $11,129 expense related to exchange) while expenses in the U.S increased $163,397. The increase in Canada was principally attributable to higher lease, real estate taxes, utility and maintenance expenses. In December 2006 and October 2007, the Company leased additional space adjacent to its existing Canadian manufacturing facility to better rationalize its operations and accommodate anticipated increased manufacturing and warehousing requirements. The U.S. increase was principally attributable to incremental warehouse personnel and operating costs required to support the sales growth. Incremental resources of $77,990 required to support the FAD business acquired in November, 2007 also contributed.

        Marketing expense increased $773,888, or 120.9%, in 2007 versus 2006. The increase was attributable to higher compensation and benefits costs associated with the hiring of a director of clinical affairs (new position) in February 2007. Also contributing were planned increases in trade show attendance, promotion, product development, consulting and clinical advisory board expense in support of the Company’s growth initiatives.

        Sales expense increased $1,043,013, or 48.7%, in 2007 versus 2006. Expenses in Canada increased $169,731 (including $34,951 expense related to exchange) while expenses in the U.S. increased $873,282. The Canada increase was due to higher compensation and benefits, buying group administrative fees (sales volume related), promotion and sample expenses associated with an expanded sales effort. The U.S. increase was principally attributable to an expansion of the sales force starting in June to one national sales director and nine sales representatives (from two), the relocation of customer service to corporate headquarters in June 2007, together with a higher level of operating costs associated therewith and recruiting fees of $125,400. Incremental resources, along with broker commission expenses totaling $240,963 required to support the FAD business acquired in November, 2007 also contributed.

        Research & development expense increased $993,069 in 2007 versus 2006. The 2007 expense consists of $125,000 associated with the license of certain anti-microbial technology in March 2007 and $868,069 associated with the licensing of certain angiotensin analog technology in November, 2007.

        General administrative expense increased $1,372,486, or 28.3%, in 2007 versus 2006. Expenses in Canada increased $383,134 (including $79,380 expense related to exchange) while expenses in the U.S. increased $989,352. The increase in Canada principally reflects Sarbanes Oxley consulting (compliance program commenced in December 2006) expenses of approximately $87,000, higher accounting, tax and audit fees of approximately $60,000, share based compensation expense of approximately $57,000, coupled with normal year-to-year compensation and benefit cost increases. The U.S. increase principally reflects incremental intangible amortization expense of approximately $257,000 related to the Western Medical and FAD acquisitions, employee and director equity based compensation expense of approximately $200,000, Sarbanes Oxley consulting expenses of approximately $123,000, higher accounting, tax and audit fees of approximately $60,000, higher travel expenses of approximately $66,000, higher investor relations and public relations related expenses of approximately $104,000, incremental directors’ fees of approximately $79,000, higher legal costs of $34,000 and normal year-to-year compensation and benefit cost increases, partially offset by lower bad debt expense of $76,000 and the non-recurrence of $32,000 worth of one-time Western Medical transition related expense incurred in 2006.

Goodwill Impairment

        In 2006, the Company wrote-off the balance of its goodwill associated with the Sunshine Product line and recorded a charge of $200,000.

Interest Expense

        Interest expense increased $39,913, or 10.7%, to $413,992 in 2007 from $374,079 in 2006. Interest expense in Canada decreased $21,018 while interest expense in the U.S. increased $60,931. The decrease in Canada reflects lower outstanding term loan balances in 2007 versus 2006 partially offset by higher interest rates. All Canadian debt was paid off in and related credit facilities extinguished in September 2007. The U.S. increase is principally due to the financing associated with the FAD acquisition in November 2007 and a $93,821 non-cash charge related to the issuance of common stock warrants in connection with the FAD acquisition. Interest charges related to the common stock warrants ceased in December 2007 upon approval of an increase in authorized common shares. Up until that point, the Company experienced lower interest expense due to lower borrowing balances in 2007 versus 2006 as a result of the Company’s improved U.S. cash flow and the payoff of the Western Medical acquisition related term loan in December 2006. Partially offsetting these decreases were incremental promissory note interest and deferred finance fee amortization expense related to the Western Medical acquisition in April 2006.

Loss on Debt Extinguishment

        In connection with the FAD acquisition in November 2007, the Company incurred a $200,000 credit facility early termination fee with its former U.S. lender. In addition, the Company wrote-off $56,628 in un-amortized deferred financing costs associated with the facility. The total loss on debt extinguishment of $256,628 has been recorded as a separate line item on the consolidated statement of operations.

Other Income/Expense

        Other expense net increased $125,927 to $77,929 expense in 2007 from $47,998 income in 2006. The main drivers for the other expense increase was an increase in foreign exchange losses and the non-recurrence of a $64,971 gain recorded in 2006 associated with the favorable settlement of a supplier liability.

Income Taxes

        The Company recorded a $262,034 deferred foreign income tax provision for 2007 based on the Company’s Canadian operating results. The Canadian tax expense is deferred in nature as net operating loss carry forwards continue to be utilized to offset taxes payable. No income tax provision was made for the Company’s U.S. operations in 2007 due to a net operating loss coupled with available net operating loss carry forwards. The Company recorded a $118,341 provision for income taxes in 2006 consisting of a $113,841 deferred provision associated with the Company’s profitable Canadian subsidiary and a $5,000 provision in the U.S. associated with an estimated federal alternative minimum tax payable.

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

Net Income (Loss)

        The Company generated a net loss of $2,284,605, or ($0.09) per share (basic and diluted), in 2007 compared to net income of $668,739, or $0.03 income per share (basic and diluted), in 2006.

Liquidity and Capital Resources

Operational Overview

        Net sales increased 22.4% (20.0% adjusted for foreign exchange) in 2007 over 2006. This growth was driven by a sales increase in the U.S. of 26.8%, together with an increase in Canadian sales of 15.4% (9.0% adjusted for foreign exchange). Sales growth in the U.S. was driven by incremental sales associated with the Western Medical business (acquired April 18, 2006) of $1,841,653 and FAD business (acquired November 8, 2007) of $1,823,526 coupled with continued growth of the private label and advanced wound care product lines. Sales of the Company’s new silver alginate product were $666,375 in 2007. The product has exhibited steady quarter-to quarter growth since its launch in November 2006. Sales of the Company’s new honey product launched in October 2007 were $119,441in 2007. Interest in this product and initial sales have exceeded expectations. Skin care sales continue to deteriorate in the face of competitive pressure and a reduction of resources allocated to support the line. Sales for the balance of the U.S. product lines were essentially flat year-on-year. Excluding FAD and Western Medical sales, U.S. sales growth was 7.7%. Canadian sales growth in 2007 was 8.5%, measured in local currency. Expanded marketing and sales efforts, a continued focus on contract compliance, exploring opportunities in other market segments (other than the Company’s traditional strength in the acute care segment) and working closely with the Company’s exclusive Canadian distributor to capitalize on sales growth opportunities are generating positive results. Real growth as measured by sales of the Company’s products reported by the Canadian distributor approximated 8.4% in local currency in 2007.

        The Company has realized significant product cost improvement over the last several years as a result of its manufacturing and sourcing initiatives. The savings generated by these initiatives have helped mitigate the adverse impact of price erosion and foreign exchange on a large portion of the Company’s business and served to sustain or improve its gross profit dollars and margin percentage. Prospectively, this trend will become increasingly difficult to perpetuate. The significant investment in manufacturing infrastructure over the past few years and incremental volume associated with growth of the private label business and new products has enabled the Company to improve the efficiency of its Canadian manufacturing operations. This trend is expected to continue. Product cost savings associated with implementation of China and other sourcing initiatives have been another contributor to the Company’s cost reduction success. Current market conditions in China and, to a lesser extent, in other markets portend increasing product cost pressure. The Company will continue to seek opportunities to lower product costs wherever possible.

        At the time of the FAD acquisition in November 2007, the seller was in the process of transferring its domestic production to a third party supplier in China and decommissioning most of its U.S. manufacturing infrastructure and overhead. Completion of this initiative would allow the FAD business to significantly reduce its existing product costs thereby allowing it to better compete in the marketplace. It was estimated that approximately seventy percent of the initiative was complete at the time of the acquisition. Accordingly, as part of the purchase agreement, the Company negotiated fixed pricing for products purchased from the Chinese supplier for the twelve-month post-acquisition period. In addition, $2,000,000 of the purchase price was placed in escrow to be released quarterly, in $500,000 increments, to the seller or the Company depending on whether or not certain agreed upon product cost and delivery thresholds are met. To the extent the Company receives any of these payments, it will be recorded as a reduction in purchase price.

        Since the FAD acquisition, the Company has had to continue manufacturing a portion of its adhesive strip requirements in its U.S. facility at higher cost while working to complete the transfer of products to the Chinese supplier and evaluating other cost effective sources of supply. It is presently estimated that U.S. production will continue at a diminishing rate through June 2008. Gross profit margins presently running at approximately 25% are expected to improve to approximately 35% once the transfer is complete and the U.S. manufacturing activity is for the most part curtailed.

        Operating expenses increased 50.8% (49.4% adjusted for foreign exchange) in 2007 over 2006 in line with expectations. The increase is attributable to incremental FAD and Western Medical expenses (intangible asset amortization, planned sales and marketing expenses), planned increases in distribution, marketing and sales expenses in support of the Company’s growth initiatives and higher professional service fees as a result of increasing regulatory requirements. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        In 2007, the Company made a $993,069 investment in research and development. In March 2007, the Company paid $125,000 for certain anti-microbial technology which it plans to bring to market as soon as the technology is approved for sale. The market potential for products employing this technology is considered significant. In November 2007, the Company licensed certain angiotensin analog technology for $868,069. The initial evaluation of the market potential and probability of obtaining approval for sale of products employing this technology was determined to be very favorable. Products employing this technology are scheduled to enter phase II trials in early 2008. Completion of the phase II study is expected to take several years. Presently, the Company plans to take the product through phase II at an estimated cost of $1,450,000. Upon completion of the phase II study, the Company will reevaluate the market potential of the product and the probability of it ultimately being approved for sale to determine the best course of action.

        In November 2007, in connection with the FAD acquisition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. At closing, the Company applied the entirety of the term loan and $3,000,000 of the revolver in satisfaction of the Company’s obligations under the purchase agreement and related obligations. The balance of the revolver, subject to availability and covenant constraints, will be used to fund the Company’s growth initiatives. Given the significant increase in debt, interest expense will become a more significant component of the Company’s overall cost structure going forward.

        The Company reported a loss of $2,284,605 for 2007. Components of the loss include significant investment in incremental sales and marketing resources, together with product development and licensing costs. Not unexpectedly, but also contributing, has been a significant increase in mandated Sarbanes-Oxley and audit related costs to remain compliant with increasingly stringent regulatory and external reporting requirements. The Company anticipates it will continue to operate at a loss in the near term as it attempts to leverage its growth initiatives with incremental investment, continues to support the angiotensin analog phase II study, completes the transfer of the FAD products to China and decommissions the U.S. manufacturing operation.

Cash Flow and Working Capital

        At December 31, 2007 and December 31, 2006, the Company had cash and cash equivalents on hand of $577,096 and $1,285,943, respectively. The $708,847 decrease in cash reflects net cash provided by operating activities of $1,368,117, net cash used in investing activities of $14,226,606, net cash provided by financing activities of $11,896,372 and cash provided as a result of exchange rate changes of $253,270.

        Net cash provided in operating activities of $1,368,117 stems from $812,185 cash provided from operations (net loss plus non-cash items), together with $555,932 cash provided from the net change in operating assets and liabilities. The increase in cash provided from operations is associated with significant capital expenditures over the last couple of years (resulting in higher levels of depreciation expense), a significant increase in amortizable intangibles in connection with the FAD and Western Medical acquisitions, higher rebate reserves in Canada due to increases in rebate intensive sales and the commencement of expensing of share based compensation beginning in 2006 thereby increasing the magnitude of non-cash charges. Higher receivables, accounts payable and accrued expenses and other current liabilities, partially offset by higher inventory and timing related prepaid and other current assets, were the main drivers behind the net change in ongoing operating assets and liabilities. The changes in receivables, prepaid and other current assets and accounts payable are for the most part timing related. The significant increase in inventory reflects an increase and rebalancing of the U.S. finished goods inventory to improve customer service and replenish inventory levels. These levels were lower than normal due to unexpected production delays caused by the equipment and facility improvements activities that took place at the Company’s manufacturing operation in Canada in the second half of 2006. Also contributing was an OEM customer component and finished goods inventory build in Canada to meet agreed upon safety stock requirements and new product inventory builds. The increase in accrued expenses and other current liabilities principally reflects unpaid license fees of $840,000 at year end.

        Net cash used in investing activities of $14,226,606 reflects cash used for the acquisition of FAD of $13,000,000 together with capitalized transaction related expenses of $737,665. In addition, $491,212 was used principally for purchases of equipment at the Company’s manufacturing operation in Canada to expand manufacturing capability in response to growth and/or efficiency opportunities and a new trade show booth to support the Company’s growing sales and marketing activities, leasehold improvements and furniture at corporate headquarters and new computer equipment .

        Net cash provided in financing activities of $11,896,372 reflects cash received of $5,610,915, net of offering expenses of $389,079, from the private sale of common stock and warrants together with term loan proceeds of $6,000,000 and line of credit proceeds of $1,219,197, less $434,190 of deferred financing fees associated with the transaction and regularly scheduled debt payments of $499,950. This latter includes the final payment of the Canadian term loan in September 2007.

        Working capital decreased $399,011, or 6.9%, at December 31, 2007 to $5,369,038 from $5,768,049 at December 31, 2006. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

        In November 2007, the Company entered into a new five-year revolving credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan with its new U.S. lender. The revolver provides for maximum borrowings of $8,000,000. Advances under the revolver may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 60% of eligible inventory (as defined). Interest on outstanding advances is payable at the LIBOR monthly rate, plus 2.75%. In addition, the Company will pay a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding and $8,000,000, together with a monthly collateral management fee of $2,000. At December 31, 2007 maximum advances under the agreement were $6,831,552. Advances outstanding against the revolver were $1,219,197 at December 31, 2007, leaving as additional $5,612,355 available for borrowing. Interest on the term loan is payable at the LIBOR monthly rate, plus 4.25%. Monthly payments of principal in the amount of $100,000 together with interest are due under the agreement.

        The Company terminated its revolving credit facility agreement with its former U.S. lender in November 2007 in connection with securing new financing for the FAD acquisition. In connection with the termination, the Company paid an early termination fee of $200,000 and wrote-off $56,628 of un-amortized deferred financing costs associated with the facility

        The Company terminated its revolving credit facility agreement with its Canadian lender in October 2007 in connection with securing new financing for the FAD acquisition.

Prospective Assessment

        The Company’s strategic objective is to in-license, develop and launch novel higher margined advanced wound care products while utilizing its core business (to the extent possible) to fund this objective. In addition, the Company will continue to evaluate external opportunities to leverage its core capabilities for growth. To the extent the Company determines that it cannot finance its growth initiatives internally, it will evaluate the feasibility of doing so via the sale of equity.

        Beginning in 2005, the Company expanded its product in-licensing and development efforts. As a result of these efforts, the Company launched its silver alginate product in November 2006. Sales of this product have increased each quarter since its launch. The Company launched its first honey product in October 2007. This product represents the first of its kind and interest in the product has been high. Sales have increased steadily and current indications are that the planned honey based line of products could result in significant incremental sales. In addition, the Company has several other promising products in its pipeline that it expects to launch over the next twelve to eighteen months. The Company anticipates its core business sales will remain relatively stable over the near term.

        Consistent with its strategic objectives, the Company took the following actions in the second half of 2007:

1.

The Company expanded its direct sales force from three to ten personnel principally to sell the Company’s new advanced wound care products with the launch of Medihoney in October 2007 as the anchor product. Depending on Medihoney’s early results, the plan is to gradually add an additional ten to fifteen sales personnel in 2008 to leverage this opportunity.

2.

The Company invested in new product development with the first product being DSC 127. While the launch of DSC 127 is several years away, the initial evaluation of the market potential for this product was determined to be significant. The product recently began the phase II trial (to achieve proof of principle in a human model) which is expected to be completed by mid-2010. The projected cost to complete the phase II trial is approximately $1,450,000. The results of the phase II trial will determine the efficacy and safety of the product and further refine its market potential. The cost of the phase III trial and bringing the product to market are expected to be significant. Should the decision be made to proceed with the DSC 127 development plan after completion of phase II, the Company plans to fund the additional development costs out of available cash flow or the sale of equity, as needed, or sublicense or sell the rights to the compound.

3.

In November 2007, the Company purchased the assets of the FAD for approximately $13,700,000. The FAD is a leading manufacturer and marketer of adhesive strips and related first aid products. The integration of existing FAD business will serve to expand the Company’s existing basic and advanced wound care lines to new customers and markets, especially the retail market where the Company does not have a presence. In addition, the Company expects to be able to reduce existing FAD product costs by completing the transfer of production of certain FAD products to lower cost suppliers.

        Based upon the action taken in 2007 and the desire to leverage its growth opportunities in 2008 and beyond, the Company determined that it would need additional financing in order to implement its strategic objectives. Accordingly, on March 31, 2008, the Company received executed stock purchase agreements (“SPAs”) totaling $5,680,000, (net of $420,000 in estimated commission and other offering expenses) from the sale of common stock and warrants. The Company expects to close on the SPAs and receive the funds on April 2, 2008. In addition, the Company negotiated an amendment to its debt covenants included in its credit facility. The new covenants are consistent with the Company’s implementing its growth strategy for 2008.

        With the equity infusion and the new debt covenants, the Company anticipates having sufficient liquidity in place to meet its operating needs through the next twelve months.

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Common stock is listed on the Boston Stock Exchange under the symbol “DMS.” The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

Factors Affecting Future Prospects

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of the Company’s shares.

        Up to 18,991,646 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 34,040,743 shares of common stock currently outstanding.

        Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

The Company has generated only nominal income and it cannot guarantee future profitability.

        The Company earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At December 31, 2007, the Company had an accumulated deficit of $15,701,886. Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2003 through 2007 are set forth in the table below:

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2003	$0.35	$2.30
2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007	$0.58	$1.40

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors; and
•	The loss of a major customer.

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

        The Company sells over-the-counter products and medical devices and is exposed to the risk of lawsuits claiming alleged injury caused by its products. Among the grounds for potential claims against the Company are injuries due to alleged product inefficacy and injuries resulting from infection due to allegedly non-sterile products. Although the Company carries product liability insurance with limits of $1.0 million per occurrence and $2.0 million aggregate with $10.0 million in umbrella coverage, this insurance may not be adequate to reimburse the Company for all damages that it could suffer as a result of successful product liability claims. No material product liability claim has ever been made against the Company and management is not aware of any pending product liability claims. However, a successful material product liability suit could adversely affect the Company’s business.

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

Goodwill

        At December 31, 2007, the Company had $9,524,305 of goodwill consisting of $7,084,263 (preliminary) relating to the FAD acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April

2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Stock-Based Compensation

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”),” SFAS 123R requires that share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes or binomial/lattice pricing model (as applicable) and restricted stock based on the quoted market price. SFAS 123R requires significant judgment and the use of estimates to value equity-based compensation, particularly surrounding Black-Scholes or binomial/lattice pricing model assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates.

Item 7. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Derma Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 31, 2008

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
ASSETS	2007	2006

Current Assets
Cash and cash equivalents	$ 577,096	$ 1,285,943
Accounts receivable, net	3,667,119	2,090,073
Inventories	9,935,977	4,678,107
Prepaid expenses and other current assets	1,210,135	460,343

Total current assets	15,390,327	8,514,466
Equipment and improvements, net	4,909,049	4,133,595
Goodwill	9,524,305	2,441,542
Other intangible assets, net	5,537,653	3,197,365
Other assets, net	509,507	218,953

Total Assets	$ 35,870,841	$ 18,505,921

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit borrowings	1,219,197	–
Current maturities of long-term debt	1,288,532	338,155
Accounts payable	4,092,278	1,645,575
Accrued expenses and other current liabilities	3,421,282	762,687

Total current liabilities	10,021,289	2,746,417
Long-term debt	5,292,136	546,268
Other long-term liabilities	82,402	106,900
Deferred tax liability	420,059	128,324

Total Liabilities	15,815,886	3,527,909

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 at December 31, 2007
and 2006 (liquidation preference of $4,210,231 at December 31, 2007)	22,804	22,804
Common stock, $.01 par value, 150,000,000 and 50,000,000 shares authorized at December 31, 2007 and December 31, 2006, respectively;
issued and outstanding: 33,829,755 shares at December 31, 2007 and
24,906,160 shares at December 31, 2006	338,298	249,062
Additional paid-in capital	33,540,952	27,272,440
Accumulated other comprehensive income –
cumulative translation adjustments	1,854,787	850,987
Accumulated deficit	(15,701,886)	(13,417,281)

Total Shareholders' Equity	20,054,955	14,978,012

Total Liabilities and Shareholders' Equity	$ 35,870,841	$ 18,505,921

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006

Net Sales	$ 34,135,401	$ 27,887,391
Cost of sales	22,530,986	18,235,003

Gross Profit	11,604,415	9,652,388

Operating expenses
Selling, general and administrative	11,885,368	8,339,227
Research and development	993,069	-
Goodwill impairment	-	200,000

Total operating expenses	12,878,437	8,539,227

Operating (loss) income	(1,274,022)	1,113,161

Other expense (income):
Interest expense	413,992	374,079
Loss on debt extinguishment	256,628	-
Other expense (income)	77,929	(47,998)

Total other expense	748,549	326,081

(Loss) income before provision for income taxes	(2,022,571)	787,080
Provision for income taxes	262,034	118,341

Net (Loss) Income	$(2,284,605)	$ 668,739

(Loss) income per common share - basic and diluted	$ (0.09)	$ 0.03

Shares used in computing (loss) income per common share - basic	26,523,541	20,591,085

Shares used in computing (loss) income per common share - diluted	26,523,541	24,409,760

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Preferred Shares Issued	Common Shares Issued	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balance, December 31, 2005 (Restated)	2,280,407	12,285,768	$ 22,804	$ 122,858	$19,905,059	$ 884,099	$(14,086,020)	$ 6,848,800
Net income							668,739	668,739
Foreign currency translation adjustment						(33,112)		(33,112)
Comprehensive income – total								635,627
Issuance of common stock in
private placement, net of issuance
costs of $590,407		12,620,392		126,204	7,155,625			7,281,829
Employee stock option expense					211,756			211,756

Balance, December 31, 2006	2,280,407	24,906,160	$ 22,804	$ 249,062	$27,272,440	$ 850,987	$(13,417,281)	$14,978,012
Net loss							(2,284,605)	(2,284,605)
Foreign currency translation adjustment						1,003,800		1,003,800
Comprehensive loss – total								(1,280,805)
Issuance of common stock in
private placement net of issuance
costs of $389,079		8,571,420		85,714	5,525,201			5,610,915
Cashless exercise of warrants		352,175		3,522	(3,522)			-
Common stock warrants					93,821			93,821
Employee stock option expense					653,012			653,012

Balance, December 31, 2007	2,280,407	33,829,755	$ 22,804	$ 338,298	$33,540,952	$1,854,787	$(15,701,886)	$20,054,955

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006

Operating Activities
Net income (loss)	$(2,284,605)	$ 668,739
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation of equipment and improvements	773,280	611,229
Amortization of intangible assets	659,712	402,411
Amortization of deferred financing costs	119,807	86,234
Provision for bad debts	15,971	1,584
Allowance for sales adjustments	413,029	332,837
Provision for inventory obsolescence	131,151	73,497
Goodwill impairment	–	200,000
Loss on disposal of equipment	3,164	19,624
Deferred rent expense	(28,191)	6,934
Compensation charge for employee stock options	604,592	181,494
Compensation charge for restricted stock	48,420	30,262
Non cash interest expense	93,821	–
Gain on settlement of accounts payable	–	(64,971)
Deferred tax provision	262,034	113,341
Changes in operating assets and liabilities:
Accounts receivable	1,557,072	(1,016,750)
Inventories	(2,519,367)	252,488
Prepaid expenses and other current assets	(742,647)	(264,476)
Other assets	33,929	43,245
Accounts payable	1,301,925	65,125
Accrued expenses and other current liabilities	925,020	256,332

Net cash provided by operating activities	1,368,117	1,999,179

Investing Activities
Acquisition of businesses	(13,000,000)	(6,000,000)
Costs of acquiring businesses	(737,665)	(769,675)
Purchase of equipment and improvements	(491,212)	(931,968)
Proceeds from sale of equipment	2,271	14,952

Net cash used in investing activities	(14,226,606)	(7,686,691)

Financing Activities
U.S. term loan proceeds	6,000,000	1,000,000
Net change in bank line of credit	1,219,197	(1,080,561)
Deferred financing costs	(434,190)	(48,722)
Long-term debt repayments	(499,550)	(1,296,310)
Proceeds from issuance of stock, net of issuance costs	5,610,915	7,281,829

Net cash provided by financing activities	11,896,372	5,856,236

Effect of exchange rate changes on cash	253,270	11,889

Net (decrease) increase in cash and cash equivalents	(708,847)	180,613
Cash and cash equivalents
Beginning of year	1,285,943	1,105,330

End of year	$ 577,096	$ 1,285,943

Supplemental disclosures of cash flow information:
Issuance of promissory note in connection with business acquisition	$ –	$ 500,000
Equipment obtained with capital leases	$ 163,745	–
Cash paid during the year for:
Interest	$ 344,709	$ 297,720

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC.

Notes To Consolidated Financial Statements

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the “Company”) is a full line provider of wound care, wound closure and specialty securement devices and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s U.S. distribution facility is located in St. Louis, Missouri, while the Company’s Canadian distribution facility is located in Toronto. The Company has manufacturing facilities in Toronto, Canada and Nantong, China. With the FAD acquisition, the Company temporarily manufactures and distributes the adhesive strips and related first aid products at a Houston, Texas location.

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

        Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). For the Company’s Canadian subsidiary, whose functional currency is the Canadian dollar, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in $161,244 and $60,055 of expense for the years ended December 31, 2007 and 2006, respectively.

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

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

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

        Goodwill — The Company tests goodwill for impairment using the two-step process prescribed by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. If the first step indicates an impairment, i.e. when the carrying value exceeds the fair value, then the second step is required to determine the implied fair value of goodwill. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination. The allocation is to be performed as if the reporting unit had just been acquired and the fair value of the unit was the purchase price. The goodwill impairment equals the carrying value of goodwill less the implied fair value of goodwill. The Company performs its goodwill impairment test as of December 31 of each year, or more frequently if impairment indicators are present.

        In connection with the acquisitions of certain assets of NutraMax Products, Inc. in 2007 and Western Medical, Inc. in 2006 (see Note 2), the Company recorded goodwill of $7,084,263 and $2,440,042, respectively, representing the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. For tax purposes, the goodwill is deductible and is being amortized over fifteen years.

        The Company recorded a goodwill impairment charge of $200,000 in 2006 related to its Sunshine Products (“Sunshine”) product line which it acquired in 1998. There is no remaining goodwill related to Sunshine after the impairment charge.

        Stock-Based Compensation — Effective January 1, 2006 the Company adopted SFAS 123R which revises SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes or binomial/lattice pricing model (as applicable) and restricted stock based on the quoted market price.

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

        Revenue Recognition — The Company operates in three segments: wound care, wound closure and specialty securement devices and skin care. Sales are recorded when product is shipped or title passes to customers and collectability is reasonably assured. Gross sales are adjusted for cash discounts, returns and allowances, trade rebates, distribution fees (in Canada) and other sales deductions in the same period that the related sales are recorded. Freight costs billed to and reimbursed by customers are recorded as a component of revenue. Freight costs to ship product to customers are recorded as a component of cost of sales.

        Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred and were $469,041 and $353,583 in 2007 and 2006, respectively.

        Royalties – The Company recognizes royalty expenses associated with the products sold at the time the related sale occurs and records them as a component of selling expense. Royalty expense for the years ended December 31, 2007 and 2006 was $48,157 and $0, respectively.

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the year ended December 31, 2007 as the effect would be anti-dilutive.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        Total dilutive shares that have or would have been used to compute diluted income per common share for the year ended December 31, 2007 and 2006 are outlined below:

	Year Ended December 31,
	2007	2006

Weighted average common shares
outstanding - basic	26,523,541	20,591,085
Dilutive shares attributable to:
Convertible preferred stock	-	2,280,407
Restricted common stock	-	112,192
Warrants	-	299,329
Stock options	-	1,126,747

Sub-total dilutive shares	-	3,818,675

Weighted average common
shares outstanding - diluted	26,523,541	24,409,760

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2007	2006

Excluded dilutive shares:
Preferred stock	2,280,407	-
Restricted common stock	175,000	-
Stock options	8,223,480	2,161,155
Warrants	8,312,759	5,415,098

Total dilutive shares	18,991,646	7,576,253

        Recently Issued Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2007.

        As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2002 are no longer subject to federal or state examination. The Company’s State of New Jersey tax returns for the tax years 2002 through 2005 have been examined and there were no assessments. The Company’s 2003 and 2002 Canadian tax returns were subject to examination and adjustment by the Canada Customs and Revenue Agency. These

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

adjustments did not have a material impact on the Company’s financial position, results of operations or cash flows. Tax years prior to 2004 are no longer subject to examination in Canada.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 as of January 1, 2008, as required. The Company does not expect SFAS 157 to have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) impacts the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently determining the impact of SFAS 141(R) on its consolidated financial statements.

        Reclassifications – Certain reclassifications have been made to prior year reported amounts to conform with the 2007 presentation.

2.     Acquisitions

        NutraMax Acquisition

        On November 8, 2007, the Company acquired certain assets and assumed the trade payables of the NutraMax Products, Inc., (“NutraMax”) first aid division (“FAD”) for $13,000,000 cash and a $500,000 potential earn out bonus. The cash purchase price consisted of $10,250,000 paid to NutraMax, $2,000,000 deposited in a supply agreement escrow account and $750,000 deposited in an indemnification escrow account. The supply agreement escrow funds are payable to NutraMax quarterly, in the amount of $500,000 plus interest at 6% from the closing date, upon achievement of certain agreed-upon third party supplier product cost and delivery performance objectives. The indemnification escrow funds are being held for one year from the date of closing against any intervening adjustments to the purchase price. If certain agreed-upon third party supplier product cost and delivery performance objectives are met during the twelve month post closing period, the Company will pay to NutraMax an additional $500,000 which will be recorded as an addition to the purchase price. In addition, the Company incurred $737,665 of capitalized transaction costs, $434,190 of deferred financing costs and $256,628 of debt extinguishment expense related to the acquisition. The purchased assets consist of receivables, inventory, equipment, other amortizable intangibles and goodwill. To fund the acquisition, the Company raised $5,610,915 (net of $389,079 in commission and other offering expenses) from the private sale of 8,571,420 shares of common stock at a price of $0.70 per share, together with 2,142,855 five-year warrants to purchase one share of common stock at a price of $0.77 per share. In addition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. At closing, the Company applied the entirety of the $6,000,000 term loan and approximately $3,000,000 of the revolver in satisfaction of the Company’s obligations under the purchase agreement and related obligations.

        The FAD is a leading manufacturer and marketer of branded and private label adhesive strips and related first aid products to the medical, industrial and retail markets. For its latest fiscal year ended September 29, 2007, FAD reported audited sales of $16,688,000, gross profit of $1,232,000 and a net loss of $880,000. The FAD’s

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

product line will serve to expand the Company’s existing basic wound care line to new customers and markets, especially the retail market where the Company does not have a presence. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company expects to be able to significantly reduce FAD product costs by completing the transfer of production of FAD products, initiated by NutraMax, to lower cost suppliers.

        The acquisition has been accounted for as a purchase. Accordingly, the results of operations of FAD have been included in the consolidated financial statements commencing November 8, 2007. A preliminary allocation of the purchase price is outlined below:

Purchase Price:

Cash paid	$ 13,000,000
Transaction costs	737,665

Total	$ 13,737,665

Allocation of Purchase Price:

Trade receivables	$ 2,075,636
Inventory	2,361,597
Equipment	300,000
Goodwill	7,084,263
Identifiable intangibles subject to amortization	3,000,000
Liabilities Assumed	(1,083,831)

Total	$ 13,737,665

        The allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the equipment and the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, trademarks, a supply agreement and a non-compete agreement. Since the date of the acquisition, the estimated identifiable intangibles have been amortized to general administrative expense assuming a useful life of five years. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of the agreed-upon third party supplier, product cost and delivery performance objectives and the outcome of the Company’s valuation study. The final valuation is expected to be completed in the second quarter of 2008.

        The Company has retained certain NutraMax personnel to perform sales and marketing, manufacturing and distribution activities on a permanent and transitional basis. Manufacturing activities are expected to continue in Houston on an as needed basis through the second quarter 2008 to meet customer demand and build safety stock. Distribution activities are expected to continue through the first quarter 2009, at which time the Company will have determined how best to rationalize its U.S. distribution network. The Company has entered into a six month lease for NutraMax’s former facility in Houston, Texas. Under the terms of the lease, the Company will pay the landlord $18,750 per month and will be responsible for utilities and ongoing normal repair and maintenance costs. Under an agreement between the Company and NutraMax, NutraMax has agreed to reimburse the Company for one-half of the utilities expense during the lease term and to pay for the clean up and removal of any of its assets remaining in the facility at the end of the Company’s lease. The Company is presently looking for equivalent warehouse space in Houston to be utilized through the first quarter 2009.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        Western Medical Acquisition

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

        The acquisition has been accounted for under the purchase method. Accordingly, the results of operations of Western Medical have been included in the consolidated financial statements commencing April 18, 2006. The purchase price and allocation of the purchase price are outlined below:

Purchase Price:

Cash paid	$ 6,000,000
Promissory note bearing interest at 12%	500,000
Transaction costs	819,052

Total	$ 7,319,052

Allocation of Purchase Price:

Trade receivables	$ 484,965
Inventory	1,179,233
Equipment	483,932
Goodwill	2,440,042
Identifiable intangibles subject to amortization	3,300,000
Liabilities assumed	(569,120)

Total	$ 7,319,052

        The allocation of the purchase price to the assets acquired and liabilities assumed as reflected in the consolidated financial statements is based on finalization of the Company’s valuation study to establish the fair market value of the assets, liabilities and the identifiable intangible assets and goodwill acquired. The identifiable intangible assets acquired consist of customer lists, trademarks and a non-compete agreement. See Note 7 for additional information concerning other identifiable intangible assets.

        The unaudited pro forma information below presents combined results of operations as if the FAD and Western Medical acquisitions had occurred at January 1, 2006 instead of November 8, 2007 and April 18, 2006, respectively. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

	Year Ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$ 48,548,377	$ 48,879,390

Net (loss) income	$ (3,131,722)	$ 1,440,343
Net (loss) income per common share:

Basic	$(0.12)	$0.07
Diluted	$(0.12)	$0.06

3.     Accounts Receivable

        Accounts receivable include the following:

	December 31,
	2007	2006

Accounts receivable	$ 4,070,658	$ 4,223,995
Less: Allowance for doubtful accounts	(123,000)	(81,425)
Allowance for trade rebates	(213,550)	(1,727,559)
Allowance for distribution fee	-	(300,438)
Allowance for cash discounts and returns	(66,989)	(24,500)

Accounts receivable, net	$ 3,667,119	$ 2,090,073

        At December 31, 2007 Derma Canada’s net accounts receivable balance was a credit of $1,650,528. The credit balance was primarily attributable to the trade rebate allowance from its largest customer exceeding the underlying trade accounts receivables outstanding. The credit balance has been reclassed to accrued expenses and other current liabilities for financial statement presentation purposes (see Note 9).

4.     Inventories

        Inventories include the following:

	December 31,
	2007	2006

Finished goods	$6,660,454	$2,784,612
Work in process	180,823	92,780
Packaging materials	1,152,268	777,046
Raw materials	1,942,432	1,023,669

Total inventory	$9,935,977	$4,678,107

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

5.     Equipment and Improvements, net

        Equipment and improvements include the following:

	December 31,
	2007	2006

Machinery and equipment	$ 5,527,923	$ 4,408,244
Furniture and fixtures	455,737	274,299
Leasehold improvements	1,462,690	1,112,897
	7,446,350	5,795,440
Less: accumulated depreciation	(2,537,301)	(1,661,845)

Total equipment and improvements, net	$ 4,909,049	$ 4,133,595

        Included in equipment and improvements at December 31, 2007 was machinery and equipment with a cost of $161,381 and accumulated amortization of $60,518 and furniture and fixtures with a cost of $163,745 and accumulated amortization of $19,104 attributable to leased equipment. Amortization of assets under capital leases is included in depreciation expense.

6.     Other Intangible Assets, net

        Other intangible assets, net include the following:

	December 31,
	2007	2006

Patents and trademarks	$ 444,067	$ 444,067
Other intangible assets	6,642,797	3,642,797

Gross other intangible assets	7,086,864	4,086,864
Less accumulated amortization	(1,549,211)	(889,499)

Other intangible assets, net	$ 5,537,653	$3,197,365

        The Company is presently conducting a valuation analysis of the FAD purchased net assets to determine the allocation of the final purchase price to the underlying assets acquired. The preliminary identifiable intangibles subject to amortization in the amount of $3,000,000 are being amortized over five years. In 2007, the amortization expense related to these assets was $100,000.

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

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        The weighted average useful life of patent and trademarks and other intangibles as of December 31, 2007 and 2006 is 4.9 years. Actual amortization expense for 2007 and 2006 and estimated thereafter by year is outlined below:

	Patents and Trademarks	Other Intangibles	Total

Actual amortization expense for year ended December 31, 2007	$41,201	$ 618,511	$ 659,712

Actual amortization expense for year ended December 31, 2006	$15,148	$ 387,263	$ 402,411

Estimated amortization expense

2008	$36,012	$1,118,513	$1,154,525
2009	-	1,051,878	1,051,878
2010	-	1,050,000	1,050,000
2011	-	1,050,000	1,050,000
2012	-	950,000	950,000
Thereafter	-	281,250	281,250

Total	$36,012	$5,501,641	$5,537,653

7.     Other Assets, net

        Other assets, net include the following:

	December 31,
	2007	2006

Deferred financing costs, net	$419,496	$104,198
Deposits	90,011	67,360
Long-term receivable	-	47,395

Total other assets, net	$509,507	$218,953

        Deferred financing costs related to the U.S. credit facility are being amortized over the five-year term of the related facility. Unamortized deferred financing costs in the amount of $56,628 associated with the $3,500,000 revolving line of credit agreement which was paid off in November, 2007 were written-off and included in Loss on Debt Extinguishment in the Consolidated Statement of Operations.

8.     Line of Credit Borrowings

        Short-term borrowings include the following:

	December 31,
	2007	2006

U.S. line of credit	$1,219,197	$ -
Canadian line of credit	-	-

Total line of credit borrowings	$1,219,197	$ -

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        U.S. Line of Credit

        In November, 2007, the Company entered into a new five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with its new U.S. lender. Advances under the revolving credit agreement may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 60% of eligible inventory (as defined). Interest on outstanding advances under the revolving credit agreement is payable at the LIBOR monthly rate, plus 2.75%, (7.595% at December 31, 2007). In addition, the Company will pay a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the agreement and $8,000,000 together with a monthly collateral management fee of $2,000. Outstanding balances under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

        The revolving credit agreement is subject to financial covenants which require maintaining certain ratios of debt service coverage, fixed charge coverage, senior debt coverage and total debt coverage as defined in the agreement. Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement. The revolving credit agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company's business operations.

        The revolving credit agreement replaced the Company’s then existing $3,500,000 revolver with its previous U.S. lender. The Company terminated its $3,500,000 revolving credit agreement and paid off all outstanding indebtedness with this U.S. lender in November, 2007 incurring a $200,000 early termination fee. The early termination fee is included in Loss on Debt Extinguishment in the Consolidated Statement of Operations.

        Canadian Line of Credit

        In December 2006, the Company renewed its revolving credit facility with its Canadian lender (the “Canadian Agreement”) which had a maximum borrowing capacity of $529,000 ($500,000 Canadian) at the time the agreement was terminated by the Company in October, 2007.

9.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

	December 31,
	2007	2006

Accrued Canadian sales rebate, net (see notes 3 and 15)	$1,650,528	$ -
USC License Fee (see note 15)	839,348	-
Accrued compensation and related taxes	520,185	472,156
Accrued sales incentives and administrative fees	249,262	197,090
Other	161,959	93,441

Total accrued expenses and other current liabilities	$3,421,282	$762,687

        At December 31, 2007, the value of the Canadian accrued sales rebate and other reserves exceeded the value of the underlying trade receivables outstanding. The net credit balance in trade receivables was reclassified for financial reporting purposes to accrued expense to recognize it as a net liability.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

10.   Long-Term Debt

        Long-term debt includes the following:

	December 31,
	2007	2006

U.S. term loan	$5,900,000	$ -
Canadian term loan	-	295,881
Promissory note	500,000	500,000
Capital lease obligations	180,668	88,542

Total debt	6,580,668	884,423

Less: current maturities	1,288,532	338,155

Long-term debt	$5,292,136	$546,268

        The following are term loan and promissory note maturities over the next five years:

Year Ending December 31,	Term Loan and Promissory Note

2008	$1,200,000
2009	1,700,000
2010	1,200,000
2011	1,200,000
2012	1,100,000

Total term loan obligations	6,400,000
Less: current maturities	1,200,000

Long-term loan obligations	$5,200,000

        U.S. Term Loan

        In November, 2007, the Company entered into a five-year $6,000,000 term loan agreement with its new U.S. lender. Interest on the term loan is payable at the LIBOR monthly rate plus 4.25%, (9.095% at December 31, 2007). Monthly payments of principal in the amount of $100,000 together with interest are due under the agreement. The agreement is secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

        The term loan agreement is subject to financial covenants which require maintaining certain ratios of debt service coverage, fixed charge coverage, senior debt coverage and total debt coverage as defined in the agreement. Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement. The term loan agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company's business operations.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        Canadian Term Loan

        In August 2002, the Company entered into a five-year term loan agreement with its Canadian lender. The loan was repayable in monthly payments consisting of principal and interest. Interest on the outstanding principal balance was payable monthly at the bank’s prime rate (as defined) plus 1.25%. The Canadian term loan was paid off in September, 2007.

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

        Capital Lease Obligations

        The Company has two capital lease obligations for certain office furniture and distribution equipment totaling $180,668 as of December 31, 2007. The capital lease obligations bear interest at annual rates ranging from 7.6% to 9.6% with the longest lease term expiring in May 2010.

        The future minimum lease payments required under the capital leases and the present value of the minimum lease payments as of December 31, 2007 are as follows:

Year Ending December 31,	Capital Lease Obligations

2008	$101,466
2009	72,272
2010	26,059

Total minimum lease payments	199,797
Less: Amount representing interest	19,129

Present value of capital lease obligations	180,668
Less: Current maturities of capital lease obligations	88,532

Long-term capital lease obligations	$ 92,136

11.   Shareholders’ Equity

      Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at December 31, 2007. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at December 31, 2007. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        There are 619,055 shares of series C convertible preferred stock outstanding at December 31, 2007. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at December 31, 2007. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

        Common Stock

        On December 28, 2007 the Company increased the number of authorized shares of common stock from 50,000,000 to 150,000,000.

        In November, 2007 the Company raised $5,610,915 (net of $389,079 in commission and other offering expenses) from the private sale to two institutional investors of 8,571,420 shares of the Company’s common stock at the price of $0.70 per share, together with 2,142,855 five-year warrants to purchase one share of common stock at the price of $0.77. The funds were used for the acquisition of FAD.

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

        On August 3, 2006, the Company entered into an agreement to sell 2,000,000 shares of its common stock at $0.75 per share for a total sales price of $1,500,000 to an existing shareholder. The shareholder paid $500,000 on August 3, 2006 and paid the balance due of $1,000,000, together with interest thereon at the annual rate of 2.5%, or $8,500, on December 5, 2006. The Company raised $1,478,525 (net of $21,475 in offering expenses) related to this offering which was used to pay down debt and for general working capital purposes.

        On May 11, 2006, the Company increased the number of authorized shares of common stock from 30,000,000 to 50,000,000.

        In April 2006, the Company raised $5,803,304 (net of $568,932 in commission and other offering expenses) from a private offering of 2,655,098 units (10,620,392 shares in total) at $2.40 per unit, each unit consisting of four shares of the Company’s common stock and one five-year Series H warrant (2,655,098 warrants in total) to purchase one share of common stock at the price of $1.00. In addition, the placement agent received 754,806 five-year Series I warrants to purchase one share of common stock at $0.72. The funds were used in the acquisition of certain assets of Western Medical.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        Stock Purchase Warrants

        At December 31, 2007, the Company had warrants outstanding to purchase 8,312,759 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

G	2,760,000	$1.05	December 31, 2008
H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011
J	2,142,855	$0.77	May 31, 2013

Total	8,312,759

        Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 10,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Under the plan, service based options to purchase 1,880,000 and 585,000 shares of common stock were granted to officers, directors, agents and employees in 2007 and 2006, respectively, with exercise prices ranging from $0.60 to $0.81 per share. Market based options to purchase 700,000 shares of common stock were granted to officers in 2007. In 2007, 29,000 plan options were forfeited. As of December 31, 2007, options to purchase 6,152,625 shares of the Company’s common stock were issued and outstanding under the plan. No options granted under the plan have been exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of December 31, 2007, non-plan options to purchase 2,070,855 shares of the Company’s common stock were issued and outstanding. In 2007 and 2006 165,800 and 500,000 non-plan options, respectively, expired.

        For the years ended December 31, 2007 and 2006 the fair value of each service based option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006

Risk-free interest rate	4.28%	4.56%
Volatility factor	118%	127%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

        In both 2007 and 2006, the risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. In 2007 and 2006, the volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant, respectively. Effective January 1, 2006, the Company adopted, based on guidance from Staff Accounting Bulletin 107, a stock option life of 6.25 years. As a result, the Company also adopted on January 1, 2006, a seventy-five month volatility period to coincide with the expected stock option life. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

Company’s historical experience of options that cancel before becoming fully vested, the Company effective January 1, 2006 has assumed an annualized forfeiture rate of 1.0% for all options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        For the year ended December 31, 2007 the fair value of each market based option award was estimated at the date of grant using the binomial/lattice option pricing model. The weighted-average assumptions for the year ended December 31, 2007 was as follows:

2007

Risk-free interest rate	3.97%
Volatility factor	99.3%
Dividend yield	0%
Expected option life (years)	8.5
Contractual life (years)	10

        The risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. The volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant, respectively. A one hundred and twenty month volatility period to coincide with the contractual stock option life was utilized. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 0% for all options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        A summary of the Company’s stock option activity and related information for the years ended December 31, 2007 and 2006 follows:

	2007		2006

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - beginning of year	5,838,280	$0.94	5,773,280	$0.92
Granted	2,580,000	$0.68	585,000	$0.74
Forfeited/Expired	(194,800)	$4.08	(520,000)	$0.51

Outstanding - end of year	8,223,480	$0.78	5,838,280	$0.94

Exercisable at end of year	5,885,980	$0.82	5,533,280	$0.95

        The weighted average fair value per share of options granted during 2007 and 2006 was $0.72 and $0.67, respectively. The fair value of options vested during 2007 and 2006 was $461,606 and $113,737, respectively.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        The following table summarizes information related to stock options outstanding and exercisable at December 31, 2007:

Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/06	Weighted-Average Exercise Price

$0.37 - $0.50	2,186,125	5.9	$0.45	2,186,125	$0.45
$0.51 - $0.75	3,806,000	7.4	$0.63	2,122,250	$0.63
$0.80 - $1.20	1,695,000	6.9	$0.86	1,041,250	$0.89
$1.55 - $1.70	366,500	5.8	$1.64	366,500	$1.64
$1.71 - $12.50	169,855	1.3	$5.83	169,855	$5.83

	8,223,480	6.7		5,885,980

        For the years ended December 31, 2007 and 2006, no income tax benefit was recognized related to stock option activity.

        During the year ended December 31, 2007 and 2006, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2007	2006

Cost of sales	$ 23,825	$ 16,030
Operating expenses	580,767	165,464

Total stock option compensation expense	$604,592	$181,494

        As of December 31, 2007, there was $1,011,570 of unrecognized compensation cost related to nonvested service based awards and $423,500 related to nonvested market based awards granted under the plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 2.26 years for service based options and 2.00 years for market based options.

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $0.83 per share. The fair market value of the grant is being recognized to compensation expense over the three-year service period. For the years ended December 31, 2007 and 2006, $48,420 and $30,262 respectively was recorded in operating expenses for these grants.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        Shares Reserved for Future Issuance

        At December 31, 2007, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	3,847,375
Common stock options outstanding	8,223,480
Common stock warrants outstanding (series G - J)	8,312,759
Restricted common stock available for grant	2,325,000
Restricted common stock grants	175,000

Total common stock shares reserved	25,164,021

        Securities Registration Obligations

        During the period April, 2005 through November, 2007, the Company privately issued securities in a total of four syndications. In connection with each such syndication, the Company agreed with purchasers both to register the securities for public sale and to use its best efforts to maintain the effectiveness of such registration statements. The Company has satisfied its obligations to register the securities issued in each of the four syndications for public sale and has maintained the effectiveness of such registrations through the date hereof.

        The securities registration provisions applicable to the earlier three syndications do not specify liquidated damages for failure to maintain the effectiveness of the subject registrations. The Company’s securities registration obligations relative to these syndications expire on June 14, 2008, October 20, 2009 and November 27, 2009.

        The securities registration provisions applicable to the November, 2007 syndication require that if the Securities and Exchange Commission suspends the effectiveness of the subject registration, an event not now anticipated, the Company must pay purchasers one thirtieth of one percent of the purchase price of the securities for each day the registration is not effective up to a maximum of ten percent of the purchase price. The Company’s maximum potential liability under the foregoing provision would be $600,000. The Company’s securities registration obligations relative to the November, 2007 syndication expire on January 2, 2011.

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

        Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions. Basic and advanced wound care products are manufactured both internally and outsourced, while the manufacture of skin care products is completely outsourced. Wound closure-specialty securement devices are significantly manufactured in-house. Internally, the segments are managed at the gross profit level. The aggregation or allocation of other costs by segment is not practical.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        Segment sales, gross profit and other related information for 2007 and 2006 are as follows:

Year Ended December 31, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$ 30,983,191	$2,260,735	$ 891,475	-	$ 34,135,401

Gross profit	10,043,756	1,318,148	242,511	-	11,604,415
Total expenses	-	-	-	$(13,889,020)	(13,889,020)

Net loss					$(2,284,605)

Net long-lived assets	$ 19,345,496	$ 146,768	$ -	$ 478,743	$ 19,971,007

Year Ended December 31, 2006

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$ 24,450,557	$2,308,452	$1,128,382	-	$ 27,887,391

Gross profit	8,377,523	1,111,452	163,413	-	9,652,388
Total expenses	-	-	-	$(8,983,649)	(8,983,649)

Net income					$ 668,739

Net long-lived assets	$ 9,341,294	$ 163,076	$ -	$ 268,132	$ 9,772,502

        Long-lived assets consist of equipment and improvements, other intangible assets and goodwill. Wound care long-lived assets consist principally of Derma Sciences Canada Inc. equipment and improvements, other identifiable intangible assets and goodwill. The significant increase in wound care net long-lived assets in 2007 relates to other identifiable intangible assets and goodwill acquired in connection with the FAD acquisition (see Note 2). Corporate headquarters and the Company’s U.S. distribution center equipment and improvements are included in the Other column since they service all three operating segments.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        A geographical breakdown of the Company’s sales, gross profit and long-lived assets is outlined below:

2007	United States	Canada	Other	Total

Net sales	$20,119,160	$12,324,111	$1,692,130	$34,135,401
Gross profit	$ 7,560,253	$ 3,451,907	$ 592,246	$11,604,415
Net long-lived assets	$15,835,701	$ 3,775,581	$ 359,725	$19,971,007

2006

Net sales	$15,981,237	$10,680,639	$1,225,515	$27,887,391
Gross profit	$ 6,047,105	$ 3,176,353	$ 428,930	$ 9,652,388
Net long-lived assets	$ 5,907,039	$ 3,461,824	$ 403,639	$ 9,772,502

        Other sales and gross profit relate principally to wound closure and specialty securement devices sales in Europe and are invoiced by the United States operation.

        For the year ended December 31, 2007, the Company has a major U.S. customer comprising 16% of U.S. sales and 19% of U.S. operations trade accounts receivable at December 31, 2007. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at December 31, 2007.

13.   Income Taxes

        Income (loss) before income taxes consists of the following components:

	2007	2006

Domestic	$(2,588,667)	$(37,518)
Foreign	566,096	824,598

Total (loss) income before income taxes	$(2,022,571)	$ 787,080

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        The components of the provision for income taxes are as follows:

	2007	2006

Current:
Federal	$ -	$ 5,000
State	-
Foreign	-	-

Total current	-	5,000

Deferred:
Federal	-	-
State	-	-
Foreign	262,034	113,341

Total deferred	262,034	113,341

Total provision for income taxes	$262,034	$118,341

        Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006

Deferred tax liabilities:
Prepaids	$ (32,444)	$ (70,518)
Intangible amortization	(127,402)	(70,364)
Deductible acquisition costs	(113,345)	(113,936)
Depreciation	(435,394)	(365,368)

Total deferred tax liabilities	(708,585)	(620,186)

Deferred tax assets:
Net operating loss carryforwards – U.S.	3,900,236	3,698,253
Net operating loss carryforwards – foreign	22,145	193,614
Equity based compensation	111,468	113,064
Allowance for sales deductions	149,063	153,825
Amortization of intangibles	649,882	166,466
Inventory adjustments	197,481	106,047
Other	27,931	61,933

Gross deferred tax assets	5,058,206	4,493,202
Valuation allowance	(4,765,541)	(3,986,357)

Total deferred tax assets	292,665	506,845

Net deferred tax liabilities	$ (415,920)	$ (113,341)

        The net deferred tax liability relates to the Company’s Canadian operation and consists of a deferred tax asset – current of $4,139 and a net deferred tax liability –long term of $420,059 as of December 31, 2007. The deferred tax asset – current is included in prepaid expenses and other current assets in the consolidated balance

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

sheet. The remaining valuation allowance relates to the U.S. The timing in which the Company can utilize its U.S. federal net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carryforwards and net deferred tax assets, a full valuation allowance has been provided as of December 31, 2007 and 2006.

        The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	December 31,
	2007	2006

Tax expense at federal statutory rate	$(687,674)	$ 267,607
State tax, net of federal benefit	(110,442)	(16,658)
Goodwill impairment loss	-	68,000
Nondeductible expenses	187,713	12,633
Other	93,253	31,591

Total	(517,150)	363,173

Change in valuation allowance	779,184	(244,832)

Provision for income taxes	$ 262,034	$ 118,341

        At December 31, 2007, the Company has net operating loss carryforwards of approximately $9,100,000 for federal income tax purposes that begin to expire in years 2017 through 2027. For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates. The most significant state net operating loss carryforward is approximately $5,300,000 in New Jersey, the site of the Company’s headquarters. New Jersey currently allows the deduction of net operating losses up to 100% of net income. The state has a seven year carryforward period but such period is extended where an otherwise deductible net operating loss was disallowed in full or in part because of previous limitations. The New Jersey carryforwards begin to expire in years 2008 through 2014.

14.   Retirement Benefits

        The Company maintains a profit sharing/401(k) plan for eligible full-time U.S. employees. Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan. Company contributions to the plan for the years ended December 31, 2007 and 2006 were $50,347 and $51,111, respectively.

        The Company’s Canadian subsidiary maintains a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees. The Canadian subsidiary makes a matching contribution of 50% of an employee’s contribution to a maximum of 3% of annual gross earnings. Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency. The Company’s Canadian subsidiary’s contributions to the plan for the year ended December 31, 2007 and 2006 were $54,939 and $48,692, respectively.

15.   Commitments

        Operating Leases

        The Company has operating lease agreements for its facilities and equipment expiring in various years through 2012. Rent expense under non-cancelable operating agreements amounted to $1,280,654 and $1,067,965 in

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

2007 and 2006, respectively. The leases provide for increases in future minimum annual rental payments based on specified conditions over the life of the lease and/or annual inflationary increases tied to a published price index. The leases provide for renewal options consistent with the terms of the current lease. It is expected that these leases will be renewed or replaced by leases on other properties.

        Net minimum future rental payments under these operating leases as of December 31, 2007 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2008	$ 1,515,498
2009	1,193,103
2010	1,056,180
2011	1,052,210
2012	585,802
Thereafter	-

Total minimum future rental payments	$ 5,402,793
Sublease income	(136,010)

Net minimum future rental payments	$ 5,266,783

        Minimum rental payments associated with the U.S. distribution lease range from $11,000 per month in year one to $21,600 in year five of the lease term. The Company is recording lease expense monthly at $16,300, the weighted average monthly lease expense over the life of the lease. The difference between the monthly lease expense being recorded and the amount paid is being recorded as deferred rent expense on the balance sheet. At December 31, 2007, $70,987 of deferred rent expense was recorded.

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

        In accordance with the Agreement, the Company will purchase its requirements for active honey from Comvita at agreed upon pricing. As consideration for the grant of the license, the Company will pay Comvita a royalty based on sales. The Agreement calls for the Company to spend a minimum of either $200,000 or 8% of sales per year on Advertising and Promotion in support of these products. Further, the Agreement calls for minimum sales achievement targets beginning in the second year of the Agreement and each year thereafter to maintain exclusivity. The agreement commenced upon the receipt of regulatory approval of the first product which occurred during the fourth quarter of 2007. In 2007 the Company purchased $109,956 of active honey and incurred $8,472 of royalties under the agreement.

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

        The initial term of the Agreement extends from March 23, 2007 (the “Effective Date”) for a period equal to the shorter of five years from the first commercial sale of products under the Agreement or seven years from the Effective Date. Under the Agreement, QMT granted to the Company an exclusive, royalty-bearing right and license to make, use and sell products incorporating the Technology in the United States and Canada (with the exception of sales to the United States government and agencies thereof in which case the license will be non-exclusive).

        In consideration for the license to the Technology, the Company paid QMT a license fee in the amount of $125,000. The total non-refundable license and advance royalty payments of $125,000 was charged to research and development expense in 2007 in the consolidated statement of operations. The foregoing advance royalty payments are creditable against future royalties that become due under the Agreement.

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

        The Company paid to or on behalf of USC an initial license fee of $839,348 during the first quarter of 2008. The initial license fee was charged to research and development expense in 2007, in the consolidated statement of operations. Additionally, the Company will pay USC royalties relative to sales of products employing the Angiotensin Analog Technology at the rates of 6.5% and 8.5% in respect of revenues less than $100 Million and revenues equal to or greater than $100 Million, respectively. In addition, the Company will make milestone payments to USC of up to $9,625,000 predicated upon obtaining approval of the FDA of various indications for the Angiotensin Analog Products as well as the attainment of various sales objectives. Further, the Company is obligated to spend at least $1,250,000 on direct marketing of the initial Angiotensin Analog Product within twelve months of the FDA’s approval thereof.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

        The compound employing the Angiotensin Analog Technology is classified as a “drug” the sale of which is conditioned upon FDA approval. The process of obtaining FDA approval for the compound consists of subjecting the compound to a series of pre-clinical and clinical studies, these latter known as phase I, phase II and phase III studies.

        The compound has successfully undergone pre-clinical and phase I clinical studies. The phase II clinical studies commenced in 2008 and are expected to be concluded by the end of 2009. If the phase II clinical studies are successful, phase III clinical studies are expected to begin in January, 2010 and, barring unforeseen events, are expected to be completed by the end of 2012. In the event the phase III clinical studies are successful, evaluation of the clinical studies by the FDA is expected to be completed by the end of 2013.

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

        Canadian Distribution Agreement

        The Company has a five-year agreement expiring May 1, 2010 with a Canadian company to serve as the exclusive distributor of its products in Canada. The agreement also appoints the distributor as the Company’s servicing agent to fulfill supply contracts held directly by the Company. The Company recognizes revenue under the agreement when title and risk of loss pass to the distributor and collectability is reasonably assured which is at the time product is shipped to the distributor. Payment terms from the distributor are 30 days. The agreement automatically renews after five-years for consecutive periods of one year each on the same terms and conditions unless either party gives notice of its intent not to renew 180 days prior to expiry. Either party has the right to terminate the agreement when an event of default (as defined) has occurred with respect to the other party. The distributor is entitled to continue to sell or otherwise dispose of all inventory owned by it from and after the date of contract expiration or termination. If termination of the agreement is not occasioned by breach by the distributor, the distributor will be entitled on notice to the Company to return saleable inventory (as defined) to the Company. In the event sales returns are expected, they will be reserved for at the time of sale. Since the inception of the agreement, sales returns have been minimal.

        The distributor assumes responsibility for customer service, product delivery and maintenance and warehousing of sufficient inventory to meet agreed upon order fulfillment requirements. On an ongoing basis, the distributor will place inventory replenishment orders with the Company at agreed upon prices, 120 days in advance of scheduled delivery. Unless amended, each order becomes non-cancelable 90 days in advance of scheduled delivery.

        With respect to sales made by the distributor, the Company will pay the distributor an agreed upon distribution fee and a specified incentive for growth (as achieved). The Company will reimburse the distributor for the difference between the price paid by the distributor and the Company’s contract price with the end customer upon submission by the distributor of an agreed upon rebate report. Further, the agreement requires the distributor to meet specified minimum regular sales growth targets in the first four years and achieve a minimum annual private label product purchase target. Failure of the distributor to meet the annual purchase requirements shall not be considered an event of default. In this situation, the Company, at its discretion, may cancel the agreement. In the fiscal year of the agreement ending May 31, 2007 the distributor did not meet its growth targets and no additional growth incentives were earned. The Company opted not to exercise its option to cancel the agreement as a result of the distributor’s failure to meet its growth targets.

Financial Index

DERMA SCIENCES, INC.
Notes To Consolidated Financial Statements

16.   Subsequent Events

        Clinical Services Agreement

        In January 2008, the Company entered into an agreement with a clinical services company to provide phase II clinical studies for the angiotensin analog technology compound licensed from USC in November 2007.

        Costs under the agreement include services fees of approximately $23,000 per month from January 2008 to January 2010 and reimbursement of sterile manufacturing, toxicology and statistician support services estimated in the amount of $470,000. The foregoing costs represent an estimate of the Company’s costs under the agreement; however, actual costs could exceed these estimates. In addition, the clinical services company is the recipient of a grant issued by the National Institute of Health and will use the proceeds of the grant of approximately $1,575,000 to cover certain other clinical testing costs (including patient care, toxicology studies and certain other costs). The Company is responsible for these other costs to the extent that they exceed the amount of the grant. If the amount under the grant is reduced by more than 10%, Derma Sciences may terminate the agreement. In addition, the agreement may be terminated upon termination of the USC license agreement.

        Amendment to Bank Covenants

        Effective March 28, 2008, the Company’s U.S. lender agreed to waive all prior financial and reporting covenant defaults and amend the existing minimum EBITDA, fixed charge coverage, senior debt coverage and total debt coverage covenants, to be measured on a quarterly basis, to allow the Company to implement its growth strategy. Amendment of the covenants was predicated upon the Company’s commitment to raise a minimum of $3,000,000 by May 1, 2008 from the sale of equity and agreement to limit its maximum revolver borrowing to the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000. The $3,000,000 equity infusion will be used to pay down the existing revolver balance and the funds will be credited as a component of EBITDA for covenant compliance purposes. The Company incurred fees of $250,000 associated with the granting of the covenant amendment, together with estimated related expenses of $40,000.

        Sale of Equity

        As of March 31, 2008, the Company received executed stock purchase agreements (“SPAs”) totaling $5,680,000 (net of $420,000 in estimated commission and other offering expenses) from the private sale of 6,100,000 shares of common stock at a price of $1.00 per share, together with 3,050,000 five-year warrants to purchase one share of common stock at a price of $1.20 per share. In addition, the placement agent for the shares sold received 142,500 five-year warrants to purchase one share of common stock at $1.10 per share. The Company expects to close on the SPAs and receive the funds on April 2, 2008. The proceeds will be used to meet the minimum equity infusion requirements associated with the Company’s amended bank covenants and in support of the Company’s strategic growth initiatives.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 8A. Controls and Procedures

        The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        On November 8, 2007 the Company completed the acquisition of FAD. Due to the close proximity of the completion date of the acquisition to the date of management’s assessment, management  has  not  evaluated  the  effectiveness  of  internal  control  over financial  reporting at FAD. FAD represents approximately $15,755,000 of consolidated total assets and $1,824,000 of consolidated net revenue in the consolidated financial statements as of and for the year ended December 31, 2007.  Accordingly, management’s assessment as of December 31, 2007 does not include the internal control over financial reporting of FAD.

        Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was designed and operating effectively.

        This annual report does not include an audit report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2008.

Item 10.	Executive Compensation

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2008.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2008.

Item 12.	Certain Relationships and Related Transactions

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2008.

Item 13.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.01	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company’s Proxy Statement filed on April 23, 1996 and incorporated herein by reference).

3.02	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).

3.03	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).

3.04	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).

3.05	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).

3.06	Amendment to the Articles of Incorporation effective December 28, 2007 (previously filed as Appendix A to the Company’s Proxy Statement filed November 21, 2007 and incorporated herein by reference).

3.07	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series A Convertible Preferred Stock (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on November 24, 1997 and incorporated herein by reference).

3.08	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series B Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on July 9, 1998 and incorporated herein by reference).

3.09	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series C Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on August 20, 1999 and incorporated herein by reference).

3.10	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series D Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

3.11	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).

10.01*	Employment Agreement, dated March 1, 2004, between the Company and Edward J. Quilty (previously filed as Exhibit 10.01 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.02*	Employment Agreement, dated March 1, 2004, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.06 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.03*	Employment Agreement, dated March 1, 2004, between the Company and Robert C. Cole (previously filed as Exhibit 10.11 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.04*	Employment Agreement, dated March 1, 2005, between the Company and Frederic Eigner (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.05*	Employment Agreement, dated March 1, 2006, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.06 to the Company’s Form 10-KSB filed on March 30, 2006 and incorporated herein by reference).

10.06	Agreement and Plan of Merger, dated December 27, 1999, by and among Derma Sciences, Inc. and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

10.07	Asset Purchase Agreement and amendments thereto, dated June 28, 2002, July 12, 2002 and July 18, 2002, by and between Derma Sciences, Inc. and Dumex Medical, Inc. (previously filed as Exhibits 2.01, 2.02 and 2.03 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.08	The Derma Sciences, Inc. Stock Option Plan, as amended November 29, 2007, filed with this report.

10.09	Bond Conversion Agreement, dated January 7, 2002, between the Company and Galen Partners III, Galen Partners International III, Galen Employee Fund III (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 7, 2002 and incorporated herein by reference).

10.10	Code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

10.11	Purchase Agreement, dated January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.12	Security Agreement dated January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.13	Lease Agreement, dated January 9, 2003 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.14	Supply Agreement dated January __, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.15	Trademark License Agreement dated January __, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.16	Trademark Assignment dated January, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.17	Amendment to Purchase Agreement, dated as of January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company’s Form 8-K/A-2 filed on February 6, 2004 and incorporated herein by reference).

10.18	Form of Purchase Agreement relative to private placement of common stock (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 8, 2004 and incorporated herein by reference).

10.19	Form of Registration Rights Agreement relative to private placement of common stock (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 8, 2004 and incorporated herein by reference).

10.20	Form of Purchase Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.40 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.21	Form of Registration Rights Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.41 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.22	Private Placement Memorandum with Amendments relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.23	Form of Purchase Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.24	Form of Registration Rights Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.25	Warrant Agreement between the Company and StockTrans, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.26	Placement Agreement between the Company and Taglich Brothers, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.27	Asset Purchase Agreement, dated January 26, 2006, relative to the Company’s purchase on April 18, 2006 of the assets of Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.28	Purchase Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.29	Registration Rights Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.30	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.31	Asset Purchase Agreement, dated November 8, 2007, between the Company and NutraMax Products, Inc. relative to the purchase by the Company’s subsidiary, Derma First Aid Products, Inc, of substantially all of the assets of the First Aid division of NutraMax (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on November 15, 2007 and amended on January 15, 2008 and incorporated herein by reference).

10.32	Form of Purchase Agreement relative to the private placement of common stock and series H and I warrants effected on November 8, 2007 (previously filed as Exhibit 10.01 and 10.02 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.33	License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).

10.34	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.35	Credit and Security Agreement, dated November 8, 2007, between the Company and Merrill Lynch Capital (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.36	Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).

16.1	Letter from previous certifying accountants concurring with the Company’s statements relative to this firm in the Company’s report concerning its change of certifying accountants (previously filed as Exhibit 16.1 to the Company’s Form 8-K filed December 8, 2006 and incorporated herein by reference).

21	Information relative to subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Management contract or compensatory plan.

Item 14. Principal Accountant Fees and Services

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2008.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

March 31, 2008	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2008.

Signatures:	Title:

/s/ Edward J. Quilty	President, Chief Executive Officer and Chairman of the Board
Edward J. Quilty	of Directors (Principal Executive Officer)

/s/ John E. Yetter	Vice President and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ James T. O'Brien	Director
James T. O'Brien

/s/ C. Richard Stafford	Director
C. Richard Stafford, Esq.

/s/ Richard J. Keim	Director
Richard J. Keim

/s/ Robert G. Moussa	Director
Robert G. Moussa

EXHIBIT INDEX

Exhibit Number	Description

3.01	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company’s Proxy Statement filed on April 23, 1996 and incorporated herein by reference).

3.02	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).

3.03	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).

3.04	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).

3.05	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).

3.06	Amendment to the Articles of Incorporation effective December 28, 2007 (previously filed as Appendix A to the Company’s Proxy Statement filed November 21, 2007 and incorporated herein by reference).

3.07	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series A Convertible Preferred Stock (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on November 24, 1997 and incorporated herein by reference).

3.08	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series B Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on July 9, 1998 and incorporated herein by reference).

3.09	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series C Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on August 20, 1999 and incorporated herein by reference).

3.10	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series D Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

3.11	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).

10.01*	Employment Agreement, dated March 1, 2004, between the Company and Edward J. Quilty (previously filed as Exhibit 10.01 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.02*	Employment Agreement, dated March 1, 2004, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.06 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.03*	Employment Agreement, dated March 1, 2004, between the Company and Robert C. Cole (previously filed as Exhibit 10.11 to the Company’s Form 10-KSB filed on March 30, 2004 and incorporated herein by reference).

10.04*	Employment Agreement, dated March 1, 2005, between the Company and Frederic Eigner (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.05*	Employment Agreement, dated March 1, 2006, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.06 to the Company’s Form 10-KSB filed on March 30, 2006 and incorporated herein by reference).

10.06	Agreement and Plan of Merger, dated December 27, 1999, by and among Derma Sciences, Inc. and Genetic Laboratories Wound Care, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

10.07	Asset Purchase Agreement and amendments thereto, dated June 28, 2002, July 12, 2002 and July 18, 2002, by and between Derma Sciences, Inc. and Dumex Medical, Inc. (previously filed as Exhibits 2.01, 2.02 and 2.03 to the Company’s Form 8-K filed on September 10, 2002 and incorporated herein by reference).

10.08	The Derma Sciences, Inc. Stock Option Plan, as amended November 29, 2007, filed with this report.

10.09	Bond Conversion Agreement, dated January 7, 2002, between the Company and Galen Partners III, Galen Partners International III, Galen Employee Fund III (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 7, 2002 and incorporated herein by reference).

10.10	Code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

10.11	Purchase Agreement, dated January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.12	Security Agreement dated January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.13	Lease Agreement, dated January 9, 2003 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.14	Supply Agreement dated January __, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.15	Trademark License Agreement dated January __, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.16	Trademark Assignment dated January, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 23, 2004 and incorporated herein by reference).

10.17	Amendment to Purchase Agreement, dated as of January 9, 2004 between the Company and Kimberly-Clark Corporation (previously filed as Exhibit 2.01 to the Company’s Form 8-K/A-2 filed on February 6, 2004 and incorporated herein by reference).

10.18	Form of Purchase Agreement relative to private placement of common stock (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 8, 2004 and incorporated herein by reference).

10.19	Form of Registration Rights Agreement relative to private placement of common stock (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 8, 2004 and incorporated herein by reference).

10.20	Form of Purchase Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.40 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.21	Form of Registration Rights Agreement relative to private placement of common stock and series G warrants (previously filed as Exhibit 10.41 to the Company’s Form 10-KSB filed on March 31, 2005 and incorporated herein by reference).

10.22	Private Placement Memorandum with Amendments relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.23	Form of Purchase Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.24	Form of Registration Rights Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.25	Warrant Agreement between the Company and StockTrans, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.26	Placement Agreement between the Company and Taglich Brothers, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.27	Asset Purchase Agreement, dated January 26, 2006, relative to the Company’s purchase on April 18, 2006 of the assets of Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.28	Purchase Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.29	Registration Rights Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.30	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.31	Asset Purchase Agreement, dated November 8, 2007, between the Company and NutraMax Products, Inc. relative to the purchase by the Company’s subsidiary, Derma First Aid Products, Inc, of substantially all of the assets of the First Aid division of NutraMax (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on November 15, 2007 and amended on January 15, 2008 and incorporated herein by reference).

10.32	Form of Purchase Agreement relative to the private placement of common stock and series H and I warrants effected on November 8, 2007 (previously filed as Exhibit 10.01 and 10.02 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.33	License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).

10.34	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.35	Credit and Security Agreement, dated November 8, 2007, between the Company and Merrill Lynch Capital (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.36	Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).

16.1	Letter from previous certifying accountants concurring with the Company’s statements relative to this firm in the Company’s report concerning its change of certifying accountants (previously filed as Exhibit 16.1 to the Company’s Form 8-K filed December 8, 2006 and incorporated herein by reference).

21	Information relative to subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Management contract or compensatory plan.