Form 10-Q
period 2008-03-31
DERMA SCIENCES, INC.
filed 2008-05-15
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(609) 514-4744
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑   Yes   ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: May 14, 2008	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 40,140,743

Part I

DERMA SCIENCES, INC.

FORM 10-Q

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

Index

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,
ASSETS	2008	December 31,
	(Unaudited)	2007

Current Assets
Cash and cash equivalents	$ 711,662	$ 577,096
Accounts receivable, net	3,740,527	3,667,119
Inventories	10,563,538	9,935,977
Prepaid expenses and other current assets	684,186	1,210,135

Total current assets	15,699,913	15,390,327
Equipment and improvements, net	4,781,801	4,909,049
Goodwill	9,407,404	9,524,305
Other intangible assets, net	5,249,006	5,537,653
Other assets, net	754,733	509,507

Total Assets	$ 35,892,857	$ 35,870,841

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit borrowings	5,202,382	1,219,197
Current maturities of long-term debt	1,324,639	1,288,532
Accounts payable	3,030,715	4,092,278
Accrued expenses and other current liabilities	2,197,694	3,421,282

Total current liabilities	11,755,430	10,021,289
Long-term debt	5,032,193	5,292,136
Other long-term liabilities	81,837	82,402
Deferred tax liability	319,503	420,059

Total Liabilities	17,188,963	15,815,886

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares
(liquidation preference of $4,210,231 at March 31, 2008)	22,804	22,804
Common stock, $.01 par value, 150,000,000 authorized; issued and outstanding: 34,040,743 shares at March 31, 2008 and 33,829,755
shares at December 31, 2007	340,407	338,298
Common stock subscribed	61,000	–
Additional paid-in capital	39,467,291	33,540,952
Common stock subscriptions receivable	(5,700,822)	–
Accumulated other comprehensive income –
cumulative translation adjustments	1,624,888	1,854,787
Accumulated deficit	(17,111,674)	(15,701,886)

Total Shareholders' Equity	18,703,894	20,054,955

Total Liabilities and Shareholders' Equity	$ 35,892,857	$ 35,870,841

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31,
	2008	2007

Net Sales	$ 11,724,822	$ 7,965,797
Cost of sales	8,516,164	5,161,369

Gross Profit	3,208,658	2,804,428

Operating expenses
Selling, general and administrative	4,386,866	2,668,154
Research and development	48,108	125,000

Total operating expenses	4,434,974	2,793,154

Operating (loss) income	(1,226,316)	11,274

Other expense, net:
Interest expense	264,915	50,246
Other expense, net	8,614	26,557

Total other expense, net	273,529	76,803

Loss before (benefit) provision for income taxes	(1,499,845)	(65,529)
(Benefit) provision for income taxes	(90,057)	73,424

Net Loss	$ (1,409,788)	$ (138,953)

Loss per common share - basic and diluted	$ (0.04)	$ (0.01)

Shares used in computing loss per common share - basic and diluted	34,038,207	25,246,596

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
	2008	2007

Operating Activities
Net loss	$ (1,409,788)	$ (138,953)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation of equipment and improvements	230,840	171,305
Amortization of intangible assets	288,647	137,038
Amortization of deferred financing costs	21,709	15,393
Recovery of bad debts	(3,000)	(8,609)
Allowance for sales adjustments	207,702	588,157
Provision for inventory obsolescence	22,629	35,718
Deferred rent expense	(11,196)	(2,627)
Compensation charge for employee stock options	187,344	166,236
Compensation charge for restricted stock	12,105	12,105
Deferred income taxes	(90,057)	73,424
Changes in operating assets and liabilities:
Accounts receivable	(279,947)	842,494
Inventories	(633,841)	(1,335,955)
Prepaid expenses and other current assets	470,511	(90,169)
Other assets	(6,413)	12,498
Accounts payable	(996,996)	268,271
Accrued expenses and other current liabilities	(1,064,807)	(251,101)
Other long-term liabilities	9,576	–

Net cash (used in) provided by operating activities	(3,044,982)	495,225

Investing Activities
Costs of acquiring businesses	(104,426)	–
Purchase of equipment and improvements	(134,428)	(124,376)

Net cash used in investing activities	(238,854)	(124,376)

Financing Activities
Net change in bank line of credit	3,983,185	–
Deferred financing costs	(262,776)	–
Long-term debt repayments	(320,160)	(72,681)
Proceeds from issuance of stock, net of costs	89,177	–

Net cash provided by (used in) financing activities	3,489,426	(72,681)

Effect of exchange rate changes on cash	(71,024)	23,807

Net increase in cash and cash equivalents	134,566	321,975
Cash and cash equivalents
Beginning of period	577,096	1,285,943

End of period	$ 711,662	$ 1,607,918

Supplemental disclosures of cash flow information:
Equipment obtained with capital lease	$ 96,324	–
Cash paid during the period for:
Interest	$ 264,915	$ 50,247

See accompanying consolidated notes.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the “Company”) is a full line provider of wound care, wound closure and specialty securement devices and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s U.S. distribution facility is located in St. Louis, Missouri, while the Company’s Canadian distribution facility is located in Toronto. The Company has manufacturing facilities in Toronto, Canada and Nantong, China. With the first aid division (“FAD”) acquisition, the Company temporarily manufactures and distributes its adhesive strips and related first aid wound care products at a Houston, Texas location.

      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

        Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2008 and 2007 as the effect would be anti-dilutive.

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended March 31,
	2008	2007
Excluded dilutive shares:
Preferred stock	2,280,407	2,280,407
Restricted common stock	175,000	175,000
Stock options	8,065,480	6,545,280
Warrants	8,212,759	6,169,904

Total dilutive shares	18,733,646	15,170,591

        Reclassifications – Certain reclassifications have been made to prior period reported amounts to conform with the 2008 presentation.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

2.     Acquisitions

      NutraMax Acquisition

        On November 8, 2007, the Company acquired the NutraMax Products, Inc., (“NutraMax”) first aid division (“FAD”) for $13,000,000 cash and a $500,000 potential earn out bonus. The cash purchase price consisted of $10,250,000 paid to NutraMax, $2,000,000 deposited in a supply agreement escrow account and $750,000 deposited in an indemnification escrow account. The supply agreement escrow funds are payable to NutraMax quarterly, in the amount of $500,000 plus interest at 6% from the closing date, upon achievement of certain agreed-upon third party supplier product cost and delivery performance objectives. The indemnification escrow funds are being held for one year from the date of closing against any intervening adjustments to the purchase price. If certain agreed-upon third party supplier product cost and delivery performance objectives are met during the twelve month post closing period, the Company will pay to NutraMax an additional $500,000 which will be recorded as an addition to the purchase price. In addition, the Company incurred $842,091 of capitalized transaction costs related to the acquisition. The purchased assets consist of receivables, inventory, equipment, other amortizable intangibles and goodwill. To fund the acquisition, the Company raised $5,610,915 (net of $389,079 in commission and other offering expenses) from the private sale of 8,571,420 shares of common stock at a price of $0.70 per share, together with 2,142,855 five-year warrants to purchase one share of common stock at a price of $0.77 per share. In addition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. At closing, the Company applied the entirety of the $6,000,000 term loan and approximately $3,000,000 of the revolver in satisfaction of the Company’s obligations under the purchase agreement and related obligations.

        The FAD is a leading manufacturer and marketer of branded and private label adhesive strips and related first aid products to the medical, industrial and retail markets. For its latest fiscal year ended September 29, 2007, FAD reported audited sales of $16,688,000, gross profit of $1,232,000 and a net loss of $880,000. The FAD’s product line will serve to expand the Company’s existing basic wound care line to new customers and markets, especially the retail market where the Company did not have a presence. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company expects to be able to significantly reduce FAD product costs by completing the transfer of production of FAD products, initiated by NutraMax, to lower cost suppliers.

        The acquisition has been accounted for as a purchase. Accordingly, the results of operations of FAD have been included in the condensed consolidated financial statements commencing November 8, 2007. A preliminary allocation of the purchase price is outlined below:

Purchase Price:

Cash paid	$ 13,000,000
Transaction costs	842,091

Total	$ 13,842,091

Allocation of Purchase Price:

Trade receivables	$ 2,075,320
Inventory	2,533,240
Equipment	300,000
Goodwill	6,967,362
Identifiable intangibles subject to amortization	3,000,000
Liabilities Assumed	(1,033,831)

Total	$ 13,842,091

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

        The Company has retained certain NutraMax personnel to perform sales and marketing, manufacturing and distribution activities on a permanent and transitional basis. Manufacturing activities are expected to continue in Houston on an as needed basis through the third quarter 2008 to meet customer demand and build safety stock. Distribution activities are expected to continue through the first quarter 2009, at which time the Company will have determined how best to rationalize its U.S. distribution network. The Company has entered into a six month lease for NutraMax’s former facility in Houston, Texas. Under the terms of the lease, the Company will pay the landlord $18,750 per month and will be responsible for utilities and ongoing normal repair and maintenance costs. Under an agreement between the Company and NutraMax, NutraMax has agreed to reimburse the Company for one-half of the utilities expense during the lease term and to pay for the clean up and removal of any of its assets remaining in the facility at the end of the Company’s lease. The Company is presently looking for equivalent warehouse space in Houston to be utilized through the first quarter 2009.

        The unaudited pro forma information below presents combined results of operations as if the FAD acquisition had occurred at January 1, 2007 instead of November 8, 2007. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Three Months Ended March 31, 2007

Revenues	$ 11,782,797

Net loss	$ (323,953)
Net loss per common share:

Basic and diluted	$(0.01)

3.     Inventories

        Inventories include the following:

	March 31, 2008	December 31, 2007

Finished goods	$ 7,046,651	$6,660,454
Work in process	478,487	180,823
Packaging materials	979,996	1,152,268
Raw materials	2,058,404	1,942,432

Total inventory	$10,563,538	$9,935,977

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

4.      U.S. Line of Credit

        In November, 2007, the Company entered into a new five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with its new U.S. lender. Advances under the revolving credit agreement may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 60% of eligible inventory (as defined). Interest on outstanding advances under the revolving credit agreement is payable at the LIBOR monthly rate, plus 2.75%, (5.45% at March 31, 2008). In addition, the Company will pay a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the agreement and $8,000,000 together with a monthly collateral management fee of $2,000. Outstanding balances under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada. At March 31, 2008 the Company had an outstanding balance of $5,202,382 under this agreement.

        The revolving credit agreement is subject to financial covenants which require maintaining certain ratios of debt service coverage, fixed charge coverage, senior debt coverage and total debt coverage as defined in the agreement. Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement. The revolving credit agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

        Effective March 28, 2008, the Company’s U.S. lender agreed to waive all prior financial and reporting covenant defaults and amend the existing minimum EBITDA, fixed charge coverage, senior debt coverage and total debt coverage covenants, to be measured on a quarterly basis, to allow the Company to implement its growth strategy. Amendment of the covenants was predicated upon the Company’s commitment to raise a minimum of $3,000,000 by May 1, 2008 from the sale of equity and agreement to limit its maximum revolver borrowing to the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000. Not less than $3,000,000 of the equity infusion must be used to pay down the existing revolver balance which amount will be credited as a component of EBITDA for covenant compliance purposes. The Company incurred fees of $250,000 associated with the granting of the covenant amendment, together with estimated related expenses of $10,829 which are included as additions to deferred financing costs. The equity infusion requirement (see Note 11) has been met.

5.     Long-Term Debt

      U.S. Term Loan

        In November, 2007, the Company entered into a five-year $6,000,000 term loan agreement with its new U.S. lender. Interest on the term loan is payable at the LIBOR monthly rate plus 4.25%, (6.95% at March 31, 2008). Monthly payments of principal in the amount of $100,000 together with interest are due under the agreement. The agreement is secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

        The term loan agreement is subject to financial covenants which require maintaining certain ratios of debt service coverage, fixed charge coverage, senior debt coverage and total debt coverage as defined in the agreement. Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement. The term loan agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

        Effective March 28, 2008, the foregoing financial covenants were amended as described in the third paragraph under the heading U.S. Line of Credit (see Note 4).

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Long-term debt includes the following:

	March 31, 2008	December 31, 2007

U.S. term loan	$5,600,000	$5,900,000
Promissory note	500,000	500,000
Capital lease obligations	256,832	180,668

Total debt	6,356,832	6,580,668

Less: current maturities	1,324,639	1,288,532

Long-term debt	$5,032,193	$5,292,136

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

      Capital Lease Obligations

        The Company has three capital lease obligations for certain office furniture and distribution equipment totaling $256,832 as of March 31, 2008. The capital lease obligations bear interest at annual rates ranging from 6.8% to 9.6% with the longest lease term expiring in February, 2011.

6.     Shareholders’ Equity

      Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at March 31, 2008. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at March 31, 2008. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at March 31, 2008. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at March 31, 2008. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

      Common Stock

        On March 31, 2008, the Company received executed stock purchase agreements (“SPAs”) totaling $6,100,000 from the private sale of 6,100,000 shares of common stock at a price of $1.00 per share, together with 3,050,000 five-year warrants to purchase one share of common stock at a price of $1.20 per share. In addition, the placement agent for the shares sold received 142,500 five-year warrants to purchase one share of common stock at $1.20 per share. The Company closed on the SPAs and received $5,700,822 (net of $399,178 in commission and other offering expenses) on April 2, 2008 (see Note 11). The proceeds will be used to meet the minimum equity infusion requirements associated with the Company’s amended bank covenants and to support the Company’s strategic growth initiatives.

        In January, 2008 the Company issued 210,988 shares of common stock as follows: (a) 100,000 shares in consideration of $105,000 upon exercise of series G warrants, (b) 19,800 shares in consideration of $12,375 upon exercise of stock options, and (c) 91,188 shares upon cashless exercise of stock options.

        On December 28, 2007 the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000.

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

        In accordance with the series F warrant agreement, effective January 4, 2007, the warrant holders effected a cashless exercise of all issued and outstanding series F warrants comprising 1,309,441 warrants with an exercise price of $0.57 per warrant. Based on the thirty day trailing average closing price of $0.78 per share, the warrants had a calculated value of $0.21 each ($0.78 — $0.57), or $274,983 in the aggregate, and were exchanged for 352,175 shares of common stock.

      Stock Purchase Warrants

        At March 31, 2008, the Company had warrants outstanding to purchase 8,212,759 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

G	2,660,000	$1.05	December 31, 2008
H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011
J	2,142,855	$0.77	May 31, 2013

Total	8,212,759

      Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 10,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Under the plan, service based options to purchase 50,000 and 730,000 shares of common stock were granted to officers, directors, agents and employees for the three months ended March 31, 2008 and 2007, respectively, with exercise prices ranging from $0.80 to $1.11 per share. For the three months ended March 31, 2008, 10,000 plan options were forfeited. As of

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008, options to purchase 5,994,625 shares of the Company’s common stock were issued and outstanding under the plan. During the three months ended March 31, 2008, 198,000 plan options were exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of March 31, 2008, non-plan options to purchase 2,070,855 shares of the Company’s common stock were issued and outstanding. During the three months ended March 31, 2007, 23,000 non-plan options expired.

        For the three months ended March 31, 2008 and 2007 the fair value of each service based option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007

Risk-free interest rate	2.14%	4.72%
Volatility factor	162%	118%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

        In both 2008 and 2007, the risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. In 2008 and 2007, the volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant. The Company uses a seventy-five month volatility period to coincide with the expected stock option life. Based on guidance from Staff Accounting Bulletin 107 and 110, a stock option life of 6.25 years was utilized under the simplified method. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that expire or are cancelled before becoming fully vested, the Company assumed an annualized forfeiture rate of 1.0% for all options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        A summary of the Company’s stock option activity and related information for the three months ended March 31, 2008 and 2007 follows:

	2008		2007

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	8,223,480	$0.78	5,838,280	$0.94
Granted	50,000	$1.11	730,000	$0.80
Forfeited	(10,000)	$1.22	(23,000)	$11.67
Exercised	(198,000)	$0.62	-	-

Outstanding – March 31	8,065,480	$0.79	6,545,280	$0.88

Exercisable at March 31	6,081,730	$0.83	5,730,280	$0.90

        The weighted average fair value per share of options granted during the three months ended March 31, 2008 and 2007 was $1.02 and $0.70, respectively.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        For the three months ended March 31, 2008 and 2007, no income tax benefit was recognized related to stock option activity.

        During the three months ended March 31, 2008 and 2007, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2008	2007

Cost of sales	$ 9,855	$ 16,364
Selling, general and administrative expenses	177,489	149,872

Total stock option compensation expense	$187,344	$166,236

        As of March 31, 2008, there was $914,643 of unrecognized compensation cost related to nonvested service based awards and $370,563 related to nonvested market based awards granted under the plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 2.03 years for service based options and 1.75 years for market based options.

      Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $0.83 per share. The fair market value of the grant is being recognized to compensation expense over the three-year service period. For the three months ended March 31, 2008 and 2007, $12,105 for each period was recorded in operating expenses for these grants.

      Shares Reserved for Future Issuance

        At March 31, 2008, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	4,005,375
Common stock options outstanding	8,065,480
Common stock warrants outstanding (series G - J)	8,212,759
Restricted common stock available for grant	2,325,000
Restricted common stock grants	175,000

Total common stock shares reserved	25,064,021

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

7.     Comprehensive (Loss) Income

        The Company’s comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2008	2007

Net loss as reported	$(1,409,788)	$(138,953)
Other comprehensive income (loss):
Foreign currency translation adjustment	(229,899)	58,540

Comprehensive loss	$(1,639,687)	$(80,413)

8.     Operating Segments

        The Company consists of three operating segments: wound care, wound closure and specialty securement devices and skin care. Products in the wound care segment consist of basic and advanced dressings, adhesive strips, ointments and sprays. Wound closure and specialty securement device products include wound closure strips, nasal tube fasteners and a variety of catheter fasteners. The skin care segment consists of bath sponges, antibacterial skin cleansers, hair and body soaps, lotions and moisturizers.

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

        Segment sales, gross profit and other related information for 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 11,118,926	$ 433,948	$ 171,948	-	$ 11,724,822

Gross profit	2,913,582	245,694	49,382	-	3,208,658
Total expenses	-	-	-	$ (4,618,446)	(4,618,446)

Net loss					$ (1,409,788)

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 7,076,239	$ 672,186	$ 217,372	-	$ 7,965,797

Gross profit	2,401,842	375,939	26,647	-	2,804,428
Total expenses	-	-	-	$ (2,943,381)	(2,943,381)

Net loss					$ (138,953)

        The following table presents net sales by geographic region.

	Three Months Ended March 31,
	2008	2007

United States	59%	57%
Canada	36%	39%
Other	5%	4%

        For the three months ended March 31, 2008, the Company has a major U.S. customer comprising 12% of U.S. sales and 10% of U.S. operations trade accounts receivable at March 31, 2008. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at March 31, 2008.

9.     Income Taxes

        The Company recorded a $90,057 foreign income tax benefit for the three months ended March 31, 2008, based on the operating results of the Company’s wholly owned Canadian subsidiary. No benefit was realized for the Company’s net loss from U.S. operations in the three months ended March 31, 2008 due to uncertainties surrounding the Company’s ability to utilize the net operating loss carry forwards. The Company recorded a $73,424 deferred tax provision in the first quarter 2007 related to its Canadian subsidiary’s operating results.

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

10.    Commitments

      Clinical Services Agreement

        In January 2008, the Company entered into an agreement with a clinical services company to provide phase II clinical studies for the angiotensin analog technology compound licensed in November 2007.

        Costs under the agreement include services fees of approximately $23,000 per month from February 2008 to January 2010 and reimbursement of sterile manufacturing, toxicology and statistician support services estimated in the amount of $470,000. The foregoing costs represent an estimate of the Company’s costs under the agreement; however, actual costs could exceed these estimates. In addition, the clinical services company is the recipient of a

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

grant issued by the National Institute of Health and will use the proceeds of the grant of approximately $1,575,000 to cover certain other clinical testing costs (including patient care, toxicology studies and certain other costs). The Company is responsible for these other costs to the extent that they exceed the amount of the grant. If the amount under the grant is reduced by more than 10%, Derma Sciences may terminate the agreement. In addition, the agreement may be terminated upon termination of the angiotensin analog technology compound license agreement.

11.    Subsequent Event

        On April 2, 2008, the Company closed on the SPAs (see Note 6) and received $5,700,822 (net of $399,178 in commission and other offering expenses). The proceeds will be used to meet the minimum equity infusion requirements associated with the Company’s amended bank covenants and in support of the Company’s strategic growth initiatives.

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Overview of Consolidated Operating Results

        The 2008 and 2007 operating results include Derma Sciences, Inc. and its subsidiaries. The results of operations of the first aid division (“FAD”) have been included in the consolidated results of operations commencing November 8, 2007. Unless otherwise indicated by the context, the terms U.S. operations and Canadian operations are used throughout this discussion in reference to the Company’s U.S. operations and the operations of Derma Sciences Canada Inc., respectively.

        The following table highlights the quarter ended March 31, 2008 versus 2007 operating results:

	Quarter Ended March 31,
	2008	2007	Variance

Gross Sales	$ 14,263,197	$ 10,179,980	$ 4,083,217	40.1%
Sales adjustments	(2,538,375)	(2,214,183)	(324,192)	14.6%

Net sales	11,724,822	7,965,797	3,759,025	47.2%
Cost of sales	8,516,164	5,161,369	3,354,795	65.0%

Gross profit	3,208,658	2,804,428	404,230	14.4%

Operating expenses	4,434,974	2,793,154	1,641,820	58.8%
Interest expense	264,915	50,246	214,669	427.2%
Other expense, net	8,614	26,557	(17,943)	(67.6%)

Total expenses	4,708,503	2,869,957	1,838,546	64.1%

Loss before income taxes	(1,499,845)	(65,529)	(1,434,316)	–

(Benefit) provision for income taxes	(90,057)	73,424	163,481	–

Net loss	$(1,409,788)	$ (138,953)	$(1,270,835)	–

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distribution fees (in Canada), sales incentives, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one months’ inventory. The Company’s exclusive distributor in Canada normally carries three to four months’ inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at March 31, 2008, the trade rebate reserve would be overstated by approximately $280,000. If the normal rebate cycle were one month greater than estimated at March 31, 2008, the trade rebate reserve would be understated by approximately $560,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

Index

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

        Gross to net sales adjustments comprise the following:

	Quarter Ended March 31,
	2008	2007

Gross Sales	$ 14,263,197	$ 10,179,980

Trade rebates	(1,921,525)	(1,754,282)
Distribution fees	(286,022)	(289,138)
Sales incentives	(43,352)	(57,168)
Medicaid rebates	(3,000)	(1,515)
Returns and allowances	(155,430)	(43,517)
Cash discounts	(129,046)	(68,563)

Total adjustments	(2,538,375)	(2,214,183)

Net sales	$ 11,724,822	$ 7,965,797

        Trade rebates increased in 2008 versus 2007 due to higher rebate intensive Canadian sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. The slight decrease in distribution fee expense is attributable to a portion of the 2008 sales that were not subject to the distribution fee. Excluding these sales, the fee was commensurate with the increase in Canadian net sales upon which it is based. The decrease in sales incentive expense principally relates to timing and the discontinuation of several incentive programs in 2008. Sales returns and allowances increased in 2008 due principally to the addition of the FAD sales and a higher level of FAD returns associated with the integration of this business. An instance of returned private label products also contributed. Cash discounts increased commensurate with the sales increase and as a result of a slight increase in the percentage of cash discounts to sales. A larger portion of the sales growth continues to come from customers that have historically taken advantage of the Company’s discount terms (including FAD customers).

Rebate Reserve Roll Forward

        A roll forward of the trade rebate accruals at March 31, 2008 and 2007 is outlined below:

	Quarter Ended March 31,
	2008	2007

Beginning balance – January 1	$ 2,404,861	$ 1,817,558
Rebates paid	(1,591,259)	(1,204,036)
Rebates accrued	1,921,525	1,754,282

Ending balance – March 31	$ 2,735,127	$ 2,367,804

Index

        The $330,266 increase in the 2008 trade rebate reserve ending balance reflects an increase in the Canadian rebate reserve due to higher sales, an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices coupled with a slight increase in the exclusive distributor’s inventory level. Continued growth of the rebate laden U.S. private label business and an increase in non-private label U.S. rebate laden sales also contributed. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

        The following table highlights 2008 versus 2007 net sales and gross profit:

	Quarter Ended March 31,
	2008	2007	Variance

Net Sales	$11,724,822	$7,965,797	$3,759,025	47.2%

Cost of sales	8,516,164	5,161,369	3,354,795	65.0%

Gross Profit	$ 3,208,658	$2,804,428	$ 404,230	14.4%

Gross Profit %	27.4%	35.2%

        Consolidated net sales increased $3,759,025, or 47.2%, to $11,724,822 in 2008 from $7,965,797 in 2007. Canadian net sales increased $156,535, or 5.1% (-11.7% excluding foreign exchange), to $3,246,792 in 2008 from $3,090,257 in 2007. This increase was driven by favorable exchange of $516,579 associated with a 14.3% strengthening of the Canadian dollar, partially offset by lower sales of $360,044. Higher than normal sales in the first quarter 2007 to increase the Company’s exclusive Canadian distributor’s inventory to correct shortages and better meet customer service requirements is principally responsible for the 2008 sales decrease. Ongoing price erosion associated with the renewal of bid contracts at lower overall selling prices and lower private label sales to the distributor also contributed. Real growth as measured by sales of the Company’s products reported by the distributor, unadjusted for foreign exchange, approximated 9.4%. U.S. net sales increased $3,602,490, or 73.9%, to $8,478,030 in 2008 from $4,875,540 in 2007. The increase was driven by the addition of incremental FAD sales of $3,779,356, coupled with higher advanced wound care sales of $451,887 and traditional wound care sales of $124,848, partially offset by lower private label, specialty fixation device and skin care and bathing sales. The higher advanced wound care line sales reflect strong growth of the Company’s recently launched honey product together with the balance of the line in response to increased sales and marketing support. Gross Medihoney sales in the quarter were $293,587. The decrease in private label sales reflects timing and softening demand from several customers. Specialty fixation device sales declined due to the discontinuation of a private label agreement in 2007 and the non-recurrence of incremental sales associated with a large backorder fulfillment in 2007. Excluding FAD sales, U.S. sales decreased $176,866, or 3.6%.

        Consolidated gross profit increased $404,230, or 14.4%, to $3,208,658 in 2008 from $2,804,428 in 2007. Company gross profit margin percentage decreased to 27.4% in 2008 from 35.2% in 2007. Canadian gross profit decreased $314,806, or 27.4%, to $832,289 in 2008 from $1,147,095 in 2007. The Canadian gross profit margin percentage decreased to 25.6% in 2008 from 37.1% in 2007. The decrease in Canadian 2008 gross profit dollars and percentage principally reflects a significant reduction in the volume of product produced in the Toronto facility in 2008 versus 2007. In 2007, Toronto was operating at a higher than normal operating level producing a number of new private label products in addition to its normal production. This higher level of production resulted in the realization of favorable labor and overhead absorption variances. Conversely, demand for these products and others was less in 2008. This lower level of production resulted in the realization of unfavorable labor and overhead absorption variances in 2008. Higher 2008 facility and product validation costs also contributed. U.S. gross profit increased $719,036, or 43.4%, to $2,376,369 in 2008 from $1,657,333 in 2007. The U.S. gross profit margin percentage decreased to 28.0% in 2008 from 34.0% in 2007. The improvement in U.S. gross profit margin dollars reflects the impact of higher sales, partially offset by the decline in gross profit margin percentage. The decrease in gross profit margin percentage is principally attributable to the addition of lower margined FAD sales. FAD gross profit margin percentage in the first quarter 2008 was 18.3%, below plan due principally to the need to continue higher cost domestic manufacturing to meet customer demand. Excluding FAD, U.S. gross profit increased $28,894, or 1.7%, and the gross profit margin percentage would have been 35.9%. The increase in gross profit margin

Index

percentage excluding FAD is attributable to favorable product mix consisting of higher sales of higher margined advanced wound care products coupled with lower sales of lower margined private label products.

Operating Expenses

        The following table highlights 2008 versus 2007 operating expenses by type:

	Quarter Ended March 31,
	2008	2007	Variance

Distribution	$ 479,987	$ 228,019	$ 251,968	110.5%
Marketing	395,990	288,227	107,763	37.4%
Sales	1,340,472	557,556	782,916	140.4%
Research & development	48,108	125,000	(76,892)	(61.5%)
General administrative	2,170,417	1,594,352	576,065	36.1%

Total	$4,434,974	$2,793,154	$ 1,641,820	58.8%

        Operating expense increased $1,641,820, or 58.8%, to $4,434,974 in 2008 from $2,793,154 in 2007 including an increase of $107,003, or 3.8%, in Canadian operating expense attributable to exchange associated with a 14.3% strengthening of the Canadian dollar.

        Distribution expense increased $251,968, or 110.5%, in 2008 versus 2007. Expenses in Canada increased $796 (including $13,399 expense related to exchange) while expenses in the U.S increased $251,172. The increase in Canada was principally attributable to exchange, partially offset by the reallocation of a portion of tax and utility costs to manufacturing based on space realignments made to better rationalize operations. The U.S. increase was driven by the addition of incremental FAD expense of $225,549 in Houston coupled with incremental personnel and operating costs in St. Louis required to support the non-FAD business.

        Marketing expense increased $107,763, or 37.4%, in 2008 versus 2007. The increase is attributable to planned increases in clinical personnel, trade show and promotion expense in support of the Company’s growth initiatives. Incremental FAD expense of $16,807 also contributed.

        Sales expense increased $782,916, or 140.4%, in 2008 versus 2007. Expenses in Canada increased $60,240 (including $23,025 expense related to exchange) while expenses in the U.S. increased $722,676. Excluding exchange, expenses in Canada increased principally due to consulting costs related to the sale of honey products, higher travel costs, higher buying group administrative fees (distributor sales volume related) and implementation of a distributor sales incentive program. The U.S. increase was principally attributable to an expansion of the sales force starting in June 2007 to one national sales director and ten sales representatives (from two) together with a higher level of operating costs associated therewith, higher sampling expense of $43,549 and royalty expense of $22,019 associated with the launch of Medihoney in October 2007, higher customer service expenses consisting of personnel and one-time IT related expenses principally to support the integration of the FAD business and $314,025 of incremental FAD related expenses. Included in the FAD expenses are $111,287 of broker commission and $42,639 of royalty costs.

        Research & development expense in 2008 consisted of expenses associated with initiation of the DSC 127 phase II clinical trials during the quarter. The 2007 expense consists of $125,000 associated with the license of certain anti-microbial technology in March 2007.

        General administrative expense increased $576,065, or 36.1%, in 2008 versus 2007. Expenses in Canada increased $77,747 (including $70,759 expense related to exchange) while expenses in the U.S. increased $498,318. The increase in Canada principally reflects normal year-to-year compensation and benefit increases, coupled with higher travel and accounting expense, partially offset by lower Sarbanes Oxley consulting expenses (more extensive and costly first year testing in 2007 not repeated in 2008) and bad debt expenses. The U.S. increase principally reflects incremental intangible amortization expense of approximately $151,600 related to the FAD acquisition, higher finance and IT employee costs of approximately $67,000 associated with new hires in the second half of 2007 and in 2008, legal costs of approximately $53,000, higher travel costs of approximately $41,000, recruiting costs of approximately $40,000 related to a new hire, higher accounting, tax and audit fees of approximately $33,000, higher

Index

investor relations expenses of approximately $27,000 due to expanded efforts in this area, higher directors’ fees of approximately $25,000, higher bad debt expense of approximately $25,000, higher rent expense of approximately $25,000 together with normal year-to-year compensation and benefit and other inflationary cost increases, partially offset by lower Sarbanes Oxley consulting expense of approximately $54,000.

Interest Expense

        Interest expense increased $214,669 to $264,915 in 2008 from $50,246 in 2007. Interest expense in Canada decreased $10,208 while interest expense in the U.S. increased $224,877. The decrease in Canada reflects the payoff of all Canadian debt in September 2007. The U.S. increase is due to the financing associated with the FAD acquisition in November 2007.

Other Income/Expense

        Other expense net decreased $17,943 to $8,614 expense in 2008 from $26,557 expense in 2007. The main drivers for the other expense of $8,614 in 2008 were an increase in foreign exchange expense, partially offset by higher royalty income. The 2007 other expense of $26,557 includes various miscellaneous items.

Income Taxes

        The Company recorded a $90,057 deferred foreign income tax benefit for 2008 based on the net operating loss of the Company’s Canadian subsidiary. The Canadian tax benefit is deferred in nature as net operating loss carry forwards continue to be utilized to offset taxes payable. No provision was made for the Company’s U.S. operations in 2008 due to a net operating loss coupled with available net operating loss carry forwards. The Company recorded a $73,424 deferred foreign tax provision in 2007 related to its Canadian subsidiary’s operating income.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided. Effective December 31, 2006 the Company’s Canadian subsidiary realized its net operating loss carry forwards and deferred tax assets and liabilities.

Net Income (Loss)

        The Company generated a net loss of $1,409,788, or ($0.04) per share (basic and diluted), in 2008 compared to a net loss of $138,953, or ($0.01) per share (basic and diluted), in 2007.

Liquidity and Capital Resources

Operational Overview

        Net sales increased 47.2% (40.7% adjusted for foreign exchange) in 2008 over 2007. This growth was driven by a sales increase in the U.S. of 73.9%, together with an increase in Canadian sales of 5.1% (-11.7% adjusted for foreign exchange). Sales growth in the U.S. was driven by incremental sales associated with the FAD business (acquired November 8, 2007) of $3,779,356 coupled with growth of the advanced and traditional wound care lines. Sales of the Company’s new honey product launched in October 2007 were $293,587 in the first quarter 2008 versus $113,394 in fourth quarter 2007. Interest in this product has exceeded expectations. Sales of the Company’s silver alginate product were $274,724 in the first quarter 2008 versus $229,858 in the fourth quarter 2007. The product continues to exhibit steady quarter-to-quarter growth since its launch in November 2006. Product sales for the balance of the advanced wound care line have also benefited from the increased level of marketing and sales support directed to this key growth area of the business. FAD sales are expected to grow as the Company works out its transition related product supply issues. The decrease in private label sales reflects timing, softening demand from several OEM customers and an overstock situation with one customer that resulted in no first quarter sales. Private label performance is expected to improve going forward based upon an anticipated increase in core product demand and the realization of new business opportunities. Skin care sales continue to deteriorate in the face of competitive pressure and a reduction of resources allocated to support the line. Sales for the specialty fixation and closure device line met expectations in the first quarter 2008. Canadian sales in 2008 were lower than in 2007 principally due to higher than normal sales in the first quarter 2007 to increase the Company’s exclusive Canadian

Index

distributor’s inventory to better meet customer service requirements. Real growth as measured by sales of the Company’s products reported by the Canadian distributor approximated 9.4% in local currency in 2008. Expanded marketing and sales efforts, a continued focus on contract compliance, exploring opportunities in other market segments (other than the Company’s traditional strength in the acute care segment) and working closely with the Company’s exclusive Canadian distributor to capitalize on sales growth opportunities are generating positive results. With sales of $25,592 the Company’s new honey product started to gain some traction in Canada during the first quarter 2008.

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

        At the time of the FAD acquisition in November 2007, the seller was in the process of transferring its domestic production to a third party supplier in China and decommissioning most of its U.S. manufacturing infrastructure and overhead. Completion of this initiative will allow the FAD business to significantly reduce its existing product costs thereby allowing it to better compete in the marketplace. Since the acquisition, the Company has had to continue manufacturing a portion of its adhesive strip requirements in its U.S. facility at higher cost while working to complete the transfer of products to the Chinese supplier and evaluating other cost effective sources of supply. It is presently estimated that U.S. production will continue at a diminishing rate through the third quarter of 2008. Gross profit margins presently running at approximately 18% are expected to improve to approximately 35% once the transfer is complete and the U.S. manufacturing activity is for the most part curtailed.

        Operating expenses increased 58.8% (55.0% adjusted for foreign exchange) in 2008 over 2007 in line with expectations. The increase is attributable to incremental FAD expenses (intangible asset amortization, planned sales and marketing expenses), planned increases in distribution, marketing and sales expenses in support of the Company’s growth initiatives and higher professional service fees as a result of increasing regulatory requirements. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        In November 2007, the Company made a significant investment in research and development via the licensing of certain angiotensin analog technology. The initial evaluation of the market potential and probability of obtaining approval for sale of products employing this technology was determined to be favorable. Products employing this technology entered phase II trials in the first quarter 2008. Completion of the phase II study is expected to take several years. Presently, the Company plans to take the product through phase II at an estimated cost of $1,450,000. The Company spent $48,108 on research and development in the first quarter 2008 and plans to spend an additional $700,000 by year-end. Upon completion of the phase II study in 2010, the Company will reevaluate the market potential of the product and the probability of it ultimately being approved for sale to determine the best course of action.

        In November 2007, in connection with the FAD acquisition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. Given the significant increase in debt, interest expense will become a more significant component of the Company’s overall cost structure going forward.

        The Company reported a loss of $1,409,788 for 2008. Components of the loss include lower gross margin associated with unfavorable sales mix, higher product costs, incremental research and development costs together with a significant investment in incremental sales and marketing resources. Not unexpectedly, but also contributing, has been a significant increase in mandated operational and external reporting costs to remain compliant with increasingly stringent regulatory requirements. The Company anticipates it will continue to operate at a loss in the near term as it attempts to leverage its growth initiatives with incremental investment, continues to support the angiotensin analog phase II study and completes the transfer of the FAD products to lower cost third party suppliers.

Index

Cash Flow and Working Capital

        At March 31, 2008 and December 31, 2007, the Company had cash and cash equivalents on hand of $711,662 and $577,096, respectively. The $134,566 increase in cash reflects net cash provided by financing activities of $3,489,426, net cash used in operating activities of $3,044,982, net cash used in investing activities of $238,854 and cash used as a result of exchange rate changes of $71,024.

        Net cash used in operating activities of 3,044,982 stems from $543,065 cash used in operations (net loss plus non-cash items), together with $2,501,917 cash used from the net change in operating assets and liabilities. The decrease in cash used from operations reflects the operating loss incurred, partially offset by non-cash items. Funding of higher receivable and inventory levels, coupled with reductions in accounts payable, accrued expenses and other current liabilities, partially offset by a reduction in prepaid and other current assets, were the main drivers behind the net change in ongoing operating assets and liabilities. The changes in receivables, prepaid and other current assets and accounts payable principally relate to timing and the Company’s return to normal business activity levels at March 31, 2008 versus December 31, 2007 when the Company was in the midst of integrating the FAD business. The increase in inventory principally reflects the planned build up of FAD inventory to better meet customer service requirements. The decrease in accrued expenses and other current liabilities principally reflects payment of the USC license fees of $840,000 in the first quarter.

        Net cash used in investing activities of $238,854 reflects cash used for FAD acquisition related costs incurred during the quarter of $104,426. In addition, $134,428 was used principally for purchases of equipment at the Company’s manufacturing operation in Canada, trade show booth upgrades to support the Company’s growing sales and marketing activities, leasehold improvements and furniture at corporate headquarters and new computer equipment.

        Net cash provided by financing activities of $3,489,426 reflects increased line of credit borrowings of $3,983,185 and net cash received of $89,177, net of expenses from the exercise of common stock warrants and options, less deferred financing fees of $262,776 principally related to the amendment of the Company’s bank covenants and regularly scheduled debt payments of $320,160.

        Working capital decreased $1,424,555, or 26.5%, at March 31, 2008 to $3,944,483 from $5,369,038 at December 31, 2007. This working capital together with the net proceeds of $3,000,000 designated for general working capital purposes from the March 2008 private equity raise that was concluded on April 2, 2008 is considered sufficient to support ongoing operations for the next twelve months.

Financing Arrangements

        In March 2008, the Company modified the terms of its five-year revolving credit and security agreement to support its growth initiatives. The modified terms amend the existing minimum EBITDA, fixed charge coverage, senior debt coverage and total debt coverage covenants and change the measurement date to quarterly, versus monthly. Amendment of the covenants was predicated on the Company raising a minimum of $3,000,000 from the sale of equity to be used to pay down the outstanding revolving credit balance and agreeing to limit its maximum revolver borrowing to the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000.

        In the first quarter 2008, the Company commenced efforts to raise additional cash through the private sale of its common stock and warrants to fund working capital requirements needed to implement its growth strategy. The equity raise was completed on April 2, 2008 with the receipt of $5,700,822 (net of $399,178 in commission and other offering expenses) from the sale of 6,100,000 shares of common stock and 3,192,500 warrants.

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

Index

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

        Consistent with its strategic objectives, the Company has taken the following actions beginning in the second half of 2007:

1.

The Company expanded its direct sales force from three to eleven personnel and its clinical support staff by one, principally to sell the Company’s new advanced wound care products with the launch of Medihoney in October 2007 as the anchor product. Depending on Medihoney’s results, the plan is to gradually add an additional ten to fifteen personnel comprised of sales and clinical support staff in 2008 to leverage this opportunity.

2.

The Company invested in new product development with the first product being DSC 127. While the launch of DSC 127 is several years away, the market potential for this product is considered to be significant. The product recently began phase II trials (to achieve proof of principle in a human model) which is expected to be completed by mid-2010. The projected cost to complete the phase II trial is approximately $1,450,000. The results of the phase II trial will determine the efficacy and safety of the product and further refine its market potential. The cost of the phase III trial and bringing the product to market are expected to be significant. Should the Company decide to proceed with the DSC 127 development plan after completion of phase II, it plans to fund the additional development costs out of available cash flow or the sale of equity. Alternatively, the Company may determine to sublicense or sell the rights to the compound.

3.

In November 2007, the Company purchased the assets of the FAD for approximately $13,800,000. The FAD is a leading manufacturer and marketer of adhesive strips and related first aid products. The integration of existing FAD business will serve to expand the Company’s existing basic and advanced wound care lines to new customers and markets, especially the retail market where the Company did not previously have a presence. In addition, the Company expects to be able to reduce existing FAD product costs by completing the transfer of production of certain FAD products to lower cost suppliers.

        Based upon actions taken since mid-2007 and the desire to leverage its growth opportunities in 2008 and beyond, the Company determined that it would need additional financing in order to implement its strategic objectives. Accordingly, on March 31, 2008, the Company entered into stock purchase agreements (“SPAs”) totaling $5,700,822, (net of $399,178 in estimated commission and other offering expenses) for the sale of common stock and warrants. The Company closed on the SPAs and received the funds on April 2, 2008. In addition, the Company negotiated an amendment to the debt covenants governing its credit facility. The new covenants are consistent with the Company’s growth strategy for 2008.

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

Update of Factors Affecting Future Prospects

        The following factors affecting future prospects update the related factors set forth in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2008:

Index

The potential increase in common shares due to the conversion, exercise or vesting of outstanding derivative securities may have a depressive effect upon the market value of the Company’s shares.

        Up to 21,926,146 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 40,140,743 shares of common stock currently outstanding.

        Earnings per share of common stock will be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

The Company has generated only nominal income and it cannot guarantee future profitability.

        The Company incurred a net loss of $1,409,788 (unaudited) in the first three months of 2008, earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At March 31, 2008, the Company had an accumulated deficit of $17,111,674 (unaudited). Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2003 through 2007 and the first four months of 2008 are set forth in the table below:

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2003	$0.35	$2.30
2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007	$0.58	$1.40
2008(*)	$0.74	$1.35

(*) January 1 through April 30.

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors; and
•	The loss of a major customer.

Index

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

Goodwill

        At March 31, 2008, the Company had $9,407,404 of goodwill consisting of $6,967,362 (preliminary) relating to the FAD acquisition in November, 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Stock-Based Compensation

        Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes or binomial/lattice pricing model (as applicable) and restricted stock based on the quoted market price. SFAS 123R requires significant judgment and the use of estimates to value equity based compensation, particularly surrounding Black-Scholes or binomial/lattice pricing model assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates.

Index

Item 4.  CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended March 31, 2008, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II - Other Information

Item 6. Exhibits

        All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-KSB on April 1, 2008, are incorporated herein by reference.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.
Dated: May 14, 2008	By:	/s/ John E. Yetter
John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002