Form 10-Q
period 2008-06-30
DERMA SCIENCES, INC.
filed 2008-08-14
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: August 13, 2008	Class:	Common Stock, par value $.01 per share
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

Index

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$ 4,084,199	$ 577,096
Accounts receivable, net	4,341,886	3,667,119
Inventories	11,878,427	9,935,977
Prepaid expenses and other current assets	1,098,922	1,210,135

Total current assets	21,403,434	15,390,327
Equipment and improvements, net	4,721,161	4,909,049
Goodwill	8,273,294	9,524,305
Other intangible assets, net	4,960,360	5,537,653
Other assets, net	726,199	509,507

Total Assets	$ 40,084,448	$ 35,870,841

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit borrowings	$ 4,446,123	$ 1,219,197
Current maturities of long-term debt	1,813,162	1,288,532
Accounts payable	3,917,349	4,092,278
Accrued expenses and other current liabilities	1,930,459	3,421,282

Total current liabilities	12,107,093	10,021,289
Long-term debt	4,210,286	5,292,136
Other long-term liabilities	76,776	82,402
Deferred tax liability	330,122	420,059

Total Liabilities	16,724,277	15,815,886

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares (liquidation
preference of $4,210,231 at June 30, 2008)	22,804	22,804
Common stock, $.01 par value; 150,000,000 authorized; issued and outstanding: 40,140,743 shares at June 30, 2008 and 33,829,755
shares at December 31, 2007	401,407	338,298
Additional paid-in capital	39,650,817	33,540,952
Accumulated other comprehensive income –
cumulative translation adjustments	1,667,305	1,854,787
Accumulated deficit	(18,382,162)	(15,701,886)

Total Shareholders' Equity	23,360,171	20,054,955

Total Liabilities and Shareholders' Equity	$ 40,084,448	$ 35,870,841

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended June 30,
	2008	2007

Net Sales	$ 13,083,966	$ 7,461,258
Cost of sales	9,464,470	4,796,060

Gross Profit	3,619,496	2,665,198

Operating expenses
Selling, general and administrative	4,572,077	2,589,957
Research and development	106,200	–

Total operating expenses	4,678,277	2,589,957

Operating (loss) income	(1,058,781)	75,241

Other expense, net:
Interest expense	232,572	47,564
Other (income) expense, net	(29,092)	23,141

Total other expense, net	203,480	70,705

(Loss) income before provision for income taxes	(1,262,261)	4,536
Provision for income taxes	8,227	114,099

Net Loss	$(1,270,488)	$ (109,563)

Loss per common share – basic and diluted	$ (0.03)	$ (0.00)

Shares used in computing loss per common share - basic and diluted	40,073,710	25,258,335

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Six months ended June 30,
	2008	2007

Net Sales	$ 24,808,788	$ 15,427,055
Cost of sales	17,980,634	9,957,429

Gross Profit	6,828,154	5,469,626

Operating expenses
Selling, general and administrative	8,958,943	5,258,111
Research and development	154,308	125,000

Total operating expenses	9,113,251	5,383,111

Operating (loss) income	(2,285,097)	86,515

Other expense, net:
Interest expense	497,487	97,810
Other (income) expense, net	(20,478)	49,698

Total other expense, net	477,009	147,508

Loss before (benefit) provision for income taxes	(2,762,106)	(60,993)
(Benefit) provision for income taxes	(81,830)	187,523

Net Loss	$ (2,680,276)	$ (248,516)

Loss per common share – basic and diluted	$ (0.07)	$ (0.01)

Shares used in computing loss per common share – basic and diluted	37,055,958	25,252,498

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
	2008	2007

Operating Activities
Net loss	$ (2,680,276)	$ (248,516)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation of equipment and improvements	471,014	357,102
Amortization of intangible assets	577,293	273,727
Amortization of deferred financing costs	57,647	30,831
Recovery of bad debts	(63,000)	(10,433)
Allowance for sales adjustments	653,118	330,738
Provision for inventory obsolescence	93,415	44,641
Deferred rent expense	(27,502)	(11,149)
Compensation charge for employee stock options	406,971	294,951
Compensation charge for restricted stock	24,210	24,210
Deferred income taxes	(81,830)	187,523
Changes in operating assets and liabilities:
Accounts receivable	(1,259,203)	989,870
Inventories	(2,149,112)	(1,966,130)
Prepaid expenses and other current assets	56,945	(107,395)
Other assets	(6,934)	24,104
Accounts payable	(6,478)	(194,410)
Accrued expenses and other current liabilities	(1,344,859)	(135,100)
Other long-term liabilities	20,548	(5,195)

Net cash used in operating activities	(5,258,033)	(120,631)

Investing Activities
Costs of acquiring business	(120,484)	(48,045)
Refund of acquired business escrow funds	1,193,187	–
Purchase of equipment and improvements	(288,949)	(267,108)

Net cash provided by (used in) investing activities	783,754	(315,153)

Financing Activities
Net change in bank line of credit	3,226,926	–
Deferred financing costs	(269,236)	–
Long-term debt repayments	(653,543)	(152,198)
Proceeds from issuance of stock, net of costs	5,741,793	–

Net cash provided by (used in) financing activities	8,045,940	(152,198)

Effect of exchange rate changes on cash	(64,558)	70,927

Net increase (decrease) in cash and cash equivalents	3,507,103	(517,055)
Cash and cash equivalents
Beginning of period	577,096	1,285,943

End of period	$ 4,084,199	$ 768,888

Supplemental disclosures of cash flow information:
Equipment obtained with capital lease	$ 96,324	$ 163,745
Cash paid during the period for:
Interest	$ 439,538	$ 91,389

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

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Information included in the condensed consolidated balance sheet as of December 31, 2007 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

        Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2008 and 2007 as the effect would be anti-dilutive.

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three and Six Months Ended June 30,
	2008	2007

Excluded dilutive shares:
Preferred stock	2,280,407	2,280,407
Restricted common stock	175,000	175,000
Stock options	8,316,480	6,783,480
Warrants	11,405,259	6,169,904

Total dilutive shares	22,177,146	15,408,791

        Reclassifications – Certain reclassifications have been made to prior period reported amounts to conform with the 2008 presentation.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

2.     Acquisitions

        NutraMax Acquisition

        On November 8, 2007, the Company acquired the NutraMax Products, Inc., (“NutraMax”) first aid division (“FAD”) for $13,000,000 cash and a $500,000 potential earn out bonus. The cash purchase price consisted of $10,250,000 paid to NutraMax, $2,000,000 deposited in a supply agreement escrow account and $750,000 deposited in an indemnification escrow account. In addition, the Company incurred $858,148 of capitalized transaction costs related to the acquisition. On June 26, 2008 the Company and NutraMax reached an agreement on the disposition of the escrowed funds and settled other working capital items. In connection with the settlement the Company received payment of $1,193,187 in full satisfaction of all indemnification and contingent acquisition related matters which has been recorded as an adjustment to the purchase price. The purchased assets consisted of receivables, inventory, equipment, other amortizable intangibles and goodwill. To fund the acquisition, the Company raised $5,610,915 (net of $389,079 in commission and other offering expenses) from the private sale of 8,571,420 shares of common stock at a price of $0.70 per share, together with 2,142,855 five-year warrants to purchase one share of common stock at a price of $0.77 per share. In addition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. At closing, the Company applied the entirety of the $6,000,000 term loan and approximately $3,000,000 of the revolver in satisfaction of the Company’s obligations under the purchase agreement and related obligations.

        The FAD is a leading manufacturer and marketer of branded and private label adhesive strips and related first aid products to the medical, industrial and retail markets. For its latest fiscal year ended September 29, 2007, FAD reported audited sales of $16,688,000, gross profit of $1,232,000 and a net loss of $880,000. The FAD’s product line will serve to expand the Company’s existing basic wound care line to new customers and markets, especially the retail market where the Company did not have a presence. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company expects to be able to reduce FAD product costs by completing the transfer of production of FAD products, initiated by NutraMax, to lower cost suppliers.

        The acquisition has been accounted for as a purchase. Accordingly, the results of operations of FAD have been included in the condensed consolidated financial statements commencing November 8, 2007. A preliminary allocation of the purchase price is outlined below:

Purchase Price:

Cash paid, net of settlement	$ 11,806,813
Transaction costs	858,148

Total	$ 12,664,961

Allocation of Purchase Price:

Trade receivables	$ 2,082,839
Inventory	2,378,125
Equipment	300,000
Goodwill	5,833,252
Identifiable intangibles subject to amortization	3,000,000
Liabilities assumed	(929,255)

Total	$ 12,664,961

        The allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation. The Company is currently assessing the fair value of the identifiable

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the equipment and the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, trademarks, a supply agreement and a non-compete agreement. Since the date of the acquisition, the estimated identifiable intangibles have been amortized to general administrative expense assuming a useful life of five years. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of the Company’s valuation study. The final valuation is expected to be completed in the third quarter of 2008.

        The Company has retained certain NutraMax personnel to perform sales and marketing, manufacturing and distribution activities on a permanent and transitional basis. Manufacturing activities are expected to continue in Houston on an as needed basis through the third quarter 2008 to meet customer demand and build safety stock. Distribution activities are expected to continue through 2009, at which time the Company will have determined how best to rationalize its U.S. distribution network. The Company has entered into a lease for NutraMax’s former facility in Houston, Texas through February, 2009. Under the terms of the lease, the Company will pay the landlord $18,750 per month and will be responsible for utilities and ongoing normal repair and maintenance costs.

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

Six Months Ended June 30, 2007

Revenues	$ 24,059,055

Net loss	$ (765,516)

Net loss per common share:
Basic and diluted	$ (0.03)

3.     Inventories

        Inventories include the following:

	June 30, 2008	December 31, 2007

Finished goods	$ 8,345,948	$ 6,660,454
Work in process	661,534	180,823
Packaging materials	1,095,073	1,152,268
Raw materials	1,775,872	1,942,432

Total inventory	$ 11,878,427	$ 9,935,977

4.     U.S. Line of Credit

        In November, 2007, the Company entered into a new five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with its new U.S. lender. Advances under the revolving credit agreement may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 60% of eligible inventory (as defined). Interest on outstanding advances under the revolving credit agreement is payable at the LIBOR monthly rate, plus 2.75%, (5.24% at June 30, 2008). In addition, the Company will pay a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the agreement and $8,000,000 together with a monthly collateral management fee of $2,000. Outstanding balances

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada. At June 30, 2008 the Company had an outstanding balance of $4,446,123 under this agreement.

        The revolving credit agreement is subject to financial covenants which require maintaining a minimum cumulative EBITDA level and certain ratios of fixed charge coverage, senior debt leverage and total debt leverage as defined in the agreement. Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement. The revolving credit agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

        Effective August 13, 2008, the Company’s lender agreed to waive all prior financial and reporting covenant defaults and amend the existing minimum EBITDA, fixed charge coverage, senior debt leverage and total debt leverage covenants to allow the Company to continue to implement its growth strategy in line with the lender’s minimum liquidity terms. Amendment of the covenants was predicated upon the Company segregating $2,000,000 in a restricted account the use of which is subject to the approval of the lender. The Company’s maximum revolver borrowing capacity remained unchanged. The Company incurred fees of $25,000 associated with the granting of the covenant amendment.

        Effective March 28, 2008, the Company’s U.S. lender agreed to waive all prior financial and reporting covenant defaults and amend the existing minimum EBITDA, fixed charge coverage, senior debt leverage and total debt leverage covenants, to be measured on a quarterly basis, to allow the Company to implement its growth strategy. Amendment of the covenants was predicated upon the Company’s commitment to raise a minimum of $3,000,000 by May 1, 2008 from the sale of equity and agreement to limit its maximum revolver borrowing to the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000. Not less than $3,000,000 of the equity infusion must be used to pay down the existing revolver balance which amount will be credited as a component of EBITDA for covenant compliance purposes. The Company incurred fees of $250,000 associated with the granting of the covenant amendment, together with estimated related expenses of $10,829 which are included as additions to deferred financing costs. In March, 2008 the equity infusion requirement (see Note 6) was met.

5.     Long-Term Debt

        U.S. Term Loan

        In November, 2007, the Company entered into a five-year $6,000,000 term loan agreement with its new U.S. lender. Interest on the term loan is payable at the LIBOR monthly rate plus 4.25%, (6.74% at June 30, 2008). Monthly payments of principal in the amount of $100,000 together with interest are due under the agreement. The agreement is secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

        The term loan agreement is subject to financial covenants which require maintaining a minimum cumulative EBITDA level and certain ratios of fixed charge coverage, senior debt leverage and total debt leverage as defined in the agreement. Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement. The term loan agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

        Effective March 28, 2008, the foregoing financial covenants were amended as described in the third paragraph under the heading U.S. Line of Credit (see Note 4).

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Long-term debt includes the following:

	June 30, 2008	December 31, 2007

U.S. term loan	$5,300,000	$5,900,000
Promissory note	500,000	500,000
Capital lease obligations	223,448	180,668

Total debt	6,023,448	6,580,668

Less: current maturities	1,813,162	1,288,532

Long-term debt	$4,210,286	$5,292,136

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

        Capital Lease Obligations

        The Company has three capital lease obligations for certain office furniture and distribution equipment totaling $223,448 as of June 30, 2008. The capital lease obligations bear interest at annual rates ranging from 6.8% to 9.6% with the longest lease term expiring in February 2011.

6.     Shareholders’ Equity

        Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at June 30, 2008. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at June 30, 2008. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at June 30, 2008. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at June 30, 2008. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Common Stock

        In March 2008, the Company raised $5,633,293 (net of $466,707 in commission and other offering expenses) from the private sale of 6,100,000 shares of common stock at a price of $1.00 per share, together with 3,050,000 five-year warrants to purchase one share of common stock at a price of $1.20 per share. In addition, the placement agent for the shares sold received 142,500 five-year warrants to purchase one share of common stock at $1.20 per share. The proceeds were used to meet the minimum equity infusion requirements associated with the Company’s March 28, 2008 amended bank covenants, support the Company’s strategic growth initiatives and increase working capital.

        In January 2008, the Company issued 210,988 shares of common stock as follows: (a) 100,000 shares in consideration of $105,000 upon exercise of series G warrants, (b) 19,800 shares in consideration of $12,375 upon exercise of 19,800 stock options, and (c) 91,188 shares upon cashless exercise of 178,200 stock options.

        On December 28, 2007 the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000.

        In November 2007, the Company raised $5,610,915 (net of $389,079 in commission and other offering expenses) from the private sale to two institutional investors of 8,571,420 shares of the Company’s common stock at the price of $0.70 per share, together with 2,142,855 five-year warrants to purchase one share of common stock at the price of $0.77. The funds were used for the acquisition of FAD.

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

        Stock Purchase Warrants

        At June 30, 2008, the Company had warrants outstanding to purchase 11,405,259 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

G	2,660,000	$1.05	December 31, 2008
H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011
J	2,142,855	$0.77	May 31, 2013
K	3,192,500	$1.20	April 1, 2013

Total	11,405,259

        Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 10,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Under the plan, service based options to purchase 325,000 and 1,040,000 shares of common stock were granted to officers, directors, agents and employees for the six months ended June 30, 2008 and 2007, respectively, with exercise prices ranging from $0.66 to $1.11 per share. For the six months ended June 30, 2008, 30,000 plan options were forfeited. As of June 30,

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

2008, options to purchase 6,249,625 shares of the Company’s common stock were issued and outstanding under the plan. During the six months ended June 30, 2008, 198,000 plan options were exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of June 30, 2008, non-plan options to purchase 2,066,855 shares of the Company’s common stock were issued and outstanding. During the six months ended June 30, 2008 and 2007, 4,000 and 94,800 non-plan options expired, respectively.

        For the six months ended June 30, 2008 and 2007 the fair value of each service based option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007

Risk-free interest rate	3.05%	4.73%
Volatility factor	119%	118%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

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

        A summary of the Company’s stock option activity and related information for the six months ended June 30, 2008 and 2007 follows:

	2008		2007

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - January 1	8,223,480	$0.78	5,838,280	$0.94
Granted	325,000	$0.92	1,040,000	$0.79
Forfeited/Expired	(34,000)	$3.96	(94,800)	$7.05
Exercised	(198,000)	$0.62	–	–

Outstanding - June 30	8,316,480	$0.78	6,783,480	$0.83

Exercisable at June 30	6,155,230	$0.81	5,775,980	$0.84

        The weighted average fair value per share of options granted during the six months ended June 30, 2008 and 2007 was $0.80 and $0.69, respectively.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        For the six months ended June 30, 2008 and 2007, no income tax benefit was recognized related to stock option activity.

        During the six months ended June 30, 2008 and 2007, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2008	2007

Cost of sales	$ 26,013	$ 29,962
Selling, general and administrative expenses	380,958	264,989

Total stock option compensation expense	$406,971	$294,951

        As of June 30, 2008, there was $812,440 of unrecognized compensation cost related to nonvested service based awards and $317,626 related to nonvested market based awards granted under the plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 1.90 years for service based options and 1.40 years for market based options.

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $0.83 per share. The fair market value of the grant is being recognized to compensation expense over the three-year service period. For the six months ended June 30, 2008 and 2007, $24,210 for each period was recorded in selling, general and administrative expense for these grants.

        Shares Reserved for Future Issuance

        At June 30, 2008, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	3,750,375
Common stock options outstanding	8,316,480
Common stock warrants outstanding (series G - K)	11,405,259
Restricted common stock available for grant	2,325,000
Restricted common stock grants	175,000

Total common stock shares reserved	28,252,521

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

7.     Comprehensive (Loss) Income

        The Company’s comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss as reported	$(1,270,488)	$(109,563)	$(2,680,276)	$(248,516)
Other comprehensive income (loss):
Foreign currency translation adjustment	42,417	505,794	(187,482)	564,334

Comprehensive (loss) income	$(1,228,071)	$ 396,231	$(2,867,758)	$(315,818)

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

        Segment sales, gross profit and other related information for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 12,401,507	$ 494,584	$ 187,875	–	$ 13,083,966

Gross profit	3,296,188	271,391	51,917	–	3,619,496
Total expenses	–	–	–	$ (4,889,984)	(4,889,984)

Net loss					$ (1,270,488)

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 6,559,732	$ 670,555	$ 230,971	–	$ 7,461,258

Gross profit	2,233,101	396,071	36,026	–	2,665,198
Total expenses	–	–	–	$ (2,774,761)	(2,774,761)

Net loss					$ (109,563)

	Six Months Ended June 30, 2008

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 23,520,516	$ 928,628	$ 359,644	–	$ 24,808,788

Gross profit	6,211,032	515,197	101,925	–	6,828,154
Total expenses	–	–	–	$ (9,508,430)	(9,508,430)

Net loss					$ (2,680,276)

	Six Months Ended June 30, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 13,716,040	$ 1,262,672	$ 448,343	–	$ 15,427,055

Gross profit	4,673,363	733,590	62,673	–	5,469,626
Total expenses	–	–	–	$ (5,718,142)	(5,718,142)

Net loss					$ (248,516)

        The following table presents net sales by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

United States	70%	59%	69%	58%
Canada	25%	34%	26%	36%
Other	5%	7%	5%	6%

        For the six months ended June 30, 2008, the Company has a major U.S. customer comprising 11% of U.S. sales and 11% of U.S. operations trade accounts receivable at June 30, 2008. The Company’s wholly owned

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at June 30, 2008.

9.     Income Taxes

        The Company recorded a $81,830 foreign income tax benefit for the six months ended June 30, 2008, based on the operating results of the Company’s wholly owned Canadian subsidiary. No benefit was realized for the Company’s net loss from U.S. operations in the six months ended June 30, 2008 due to uncertainties surrounding the Company’s ability to utilize the net operating loss carry forwards. The Company recorded a $187,523 deferred tax provision during the six months ended June 2007 related to its Canadian subsidiary’s operating results.

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

QUARTER ENDED JUNE 30, 2008 COMPARED TO QUARTER ENDED JUNE 30, 2007

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

        The following table highlights the quarter ended June 30, 2008 versus 2007 operating results:

	Quarter Ended June 30,
	2008	2007	Variance

Gross Sales	$ 15,780,523	$ 9,174,976	$ 6,605,547	72.0%
Sales adjustments	(2,696,557)	(1,713,718)	(982,839)	57.4%

Net sales	13,083,966	7,461,258	5,622,708	75.4%
Cost of sales	9,464,470	4,796,060	4,668,410	97.3%

Gross profit	3,619,496	2,665,198	954,298	35.8%

Selling, general and administrative expense	4,572,077	2,589,957	1,982,120	76.5%
Research and development expense	106,200	106,200
Interest expense	232,572	47,564	185,008	389.0%
Other (income) expense, net	(29,092)	23,141	(52,233)

Total expenses	4,881,757	2,660,662	2,221,095	83.5%

(Loss) income before income taxes	(1,262,261)	4,536	(1,266,797)	–

Provision for income taxes	8,227	114,099	(105,872)	–

Net loss	$(1,270,488)	$ (109,563)	$(1,160,925)	–

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distributor fees (in Canada), sales incentives, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one months’ inventory. The Company’s exclusive distributor in Canada normally carries three to four months’ inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at June 30, 2008, the trade rebate reserve would be overstated by approximately $290,000. If the normal rebate cycle were one month greater than estimated at June 30, 2008, the trade rebate reserve would be understated by approximately $580,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        The Company currently pays its exclusive Canadian distributor a fixed fee of 10% on net sales subject to the fee (as defined) for distribution services in Canada. The distributor fee is accrued each month based on net sales to the distributor times the ratio of estimated percentage of distributor fee expense to net sales based on past history. The percentage of distributor fee expense to net sales is re-evaluated quarterly for reasonableness.

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

        Gross to net sales adjustments comprise the following:

	Quarter Ended June 30,
	2008	2007

Gross Sales	$ 15,780,523	$ 9,174,976

Trade rebates	(1,965,741)	(1,274,563)
Distributor fees	(310,455)	(216,338)
Sales incentives	(142,250)	(52,485)
Medicaid rebates	(900)	(1,616)
Returns and allowances	(176,675)	(108,070)
Cash discounts	(100,536)	(60,646)

Total adjustments	(2,696,557)	(1,713,718)

Net sales	$ 13,083,966	$ 7,461,258

        Trade rebates increased in 2008 versus 2007 due to higher rebate intensive Canadian sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. The increase in distributor fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense relates to the addition of FAD incentives. The sales returns and allowances increase is due principally to the addition of the FAD sales and a higher level of FAD returns and allowances associated with the integration of this business, partially offset by lower Canadian returns. Cash discounts increased commensurate with the sales increase, partially offset by a slight decrease in the percentage of cash discounts to sales.

Rebate Reserve Roll Forward

        A roll forward of the trade rebate accruals at June 30, 2008 and 2007 is outlined below:

	Quarter Ended June 30,
	2008	2007

Beginning balance – March 31	$ 2,735,127	$ 2,367,804
Rebates paid	(1,653,567)	(1,362,557)
Rebates accrued	1,965,742	1,274,563

Ending balance – June 30	$ 3,047,302	$ 2,279,810

Index

        The $767,492 increase in the 2008 trade rebate reserve ending balance reflects an increase in the Canadian rebate reserve due to higher sales, an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices coupled with an increase in the exclusive distributor’s inventory level. Continued growth of the rebate intensive U.S. private label business coupled with a timing related decrease in rebates paid, also contributed. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

        The following table highlights 2008 versus 2007 net sales and gross profit:

	Quarter Ended June 30,
	2008	2007	Variance

Net Sales	$13,083,966	$7,461,258	$5,622,708	75.4%

Cost of sales	9,464,470	4,796,060	4,668,410	97.3%

Gross Profit	$ 3,619,496	$2,665,198	$ 954,298	35.8%

Gross Profit %	27.7%	35.7%

        Consolidated net sales increased $5,622,708, or 75.4%, in 2008 versus 2007. Canadian net sales increased $725,079, or 28.7% (19.4% excluding foreign exchange), to $3,249,334 in 2008 from $2,524,255 in 2007. This increase was driven by higher sales of $489,091 coupled with favorable exchange of $235,988 associated with a 9.4% strengthening of the Canadian dollar. Real growth, distributor inventory build and lower than normal sales in the second quarter 2007 as a result of higher than normal first quarter sales as the Company’s exclusive Canadian distributor rebalanced its inventory are responsible for the 2008 sales increase. Real growth as measured by sales of the Company’s products reported by the distributor, unadjusted for foreign exchange, approximated 8.9%. U.S. net sales increased $4,897,629, or 99.2%, to $9,834,632 in 2008 from $4,937,003 in 2007. The increase was driven by the addition of incremental FAD sales of $4,737,008 coupled with higher advanced wound care sales of $297,015 and private label sales of $206,550, partially offset by lower traditional wound care, specialty fixation device and skin care sales. The higher advanced wound care sales reflect continued growth of the Company’s recently launched Medihoney product together with the balance of the line in response to increased sales and marketing support. Gross Medihoney sales in the quarter were $295,395. The increase in private label sales reflects timing and improved demand from several customers. Specialty fixation device sales declined due to the discontinuation of a private label agreement in 2007. Excluding FAD sales, U.S. sales increased $160,621, or 3.3%.

        Consolidated gross profit increased $954,298, or 35.8%, in 2008 versus 2007. Company gross profit margin percentage decreased to 27.7% in 2008 from 35.7% in 2007. Canadian gross profit increased $142,299, or 17.2%, to $969,889 in 2008 from $827,590 in 2007. The Canadian gross profit margin percentage decreased to 29.8% in 2008 from 32.8% in 2007. The increase in Canadian 2008 gross profit dollars reflects the impact of higher sales partially offset by the decline in gross profit margin percentage. The decline in gross profit margin percentage principally reflects a significant reduction in the volume of product produced in the Toronto facility in 2008 versus 2007. In 2007, Toronto was operating at a higher operating level producing a number of new private label products in addition to its normal production. This higher level of production resulted in the realization of favorable labor and overhead absorption variances. Conversely, demand for these products and others are less in 2008. This lower level of production resulted in the realization of unfavorable labor and overhead absorption variances in 2008. Higher 2008 facility and product validation costs also contributed. U.S. gross profit increased $811,700, or 44.2%, to $2,649,608 in 2008 from $1,837,908 in 2007. The U.S. gross profit margin percentage decreased to 26.9% in 2008 from 37.2% in 2007. The increase in U.S. gross profit margin dollars reflects the impact of higher sales, partially offset by the decline in gross profit margin percentage. The decrease in gross profit margin percentage is principally attributable to the addition of lower margined FAD sales. FAD gross profit margin percentage in the second quarter 2008 was 20.4% due principally to the need to continue higher cost domestic manufacturing to meet customer demand. Excluding FAD, U.S. gross profit decreased $156,205, or 8.5%, and the gross profit margin percentage would have been 33.0%. The decrease in the U.S. gross profit margin percentage (excluding FAD) is attributable to the loss of the higher margined specialty fixation private label agreement in 2007, unfavorable product sales mix and higher transportation and product costs.

Index

Selling, General and Administrative Expenses

        The following table highlights 2008 versus 2007 selling, general and administrative expenses by type:

	Quarter Ended June 30,
	2008	2007	Variance

Distribution	$ 542,194	$ 208,052	$ 334,142	160.6%
Marketing	613,399	379,703	233,696	61.6%
Sales	1,597,787	680,358	917,429	134.9%
General administrative	1,818,697	1,321,844	496,853	37.6%

Total	$4,572,077	$2,589,957	$1,982,120	76.5%

        Selling, general and administrative expenses increased $1,982,120, or 76.5%, in 2008 versus 2007, including an increase of $51,539, or 2.0%, in Canadian selling, general and administrative expenses attributable to exchange associated with a 9.4% strengthening of the Canadian dollar.

        Distribution expense increased $334,142, or 160.6%, in 2008 versus 2007. Expenses in Canada increased $59,159 (including $6,758 expense related to exchange) while expenses in the U.S increased $274,983. The increase in Canada relates to lease settlement costs associated with the Company’s former Canadian distribution center. The U.S. increase was driven by the addition of incremental FAD expense of $259,625 (including one-time transition related costs that are not expected to recur once the transition is completed) coupled with incremental personnel and operating costs in St. Louis in support of the non-FAD business.

        Marketing expense increased $233,696, or 61.6%, in 2008 versus 2007. The increase is principally attributable to planned U.S. increases of $169,922 to $549,625 in 2008 from $379,703 in 2007 of clinical personnel, trade show and promotion expense in support of the Company’s growth initiatives. Incremental FAD expenses of $30,512 and expenses in Canada of $33,262 also contributed.

        Sales expense increased $917,429, or 134.9%, in 2008 versus 2007. Expenses in Canada increased $75,135 (including $14,698 expense related to exchange) while expenses in the U.S. increased $842,294. Excluding exchange, expenses in Canada increased principally due to consulting costs related to the sale of Medihoney products, higher travel costs, higher buying group administrative fees (distributor sales volume related) and implementation of a distributor sales incentive program. The U.S. increase was principally attributable to an expansion of the sales force starting in June 2007 from two representatives to one national sales director and ten sales representatives at an incremental cost of $395,860 from $454,073 in 2007 to $849,933 in 2008, incremental expenses of $418,509 and customer service costs of $27,925 to support the new FAD business.

        General administrative expense increased $496,853, or 37.6%, in 2008 versus 2007. Expenses in Canada increased $53,004 (including $30,083 expense related to exchange) while expenses in the U.S. increased $443,849. The increase in Canada principally reflects normal year-to-year compensation and benefit increases, one new materials management position (transferred from U.S.) and higher recruiting costs, partially offset by lower bonus and Sarbanes Oxley consulting expenses (more extensive and costly first year testing in 2007 not repeated in 2008). The U.S. increase principally reflects incremental intangible amortization expense of $152,000 related to the FAD acquisition, higher finance and IT employee costs of $120,900 associated with new hires in the second half of 2007 and in 2008 to support the growth in the business and expanding regulatory requirements, higher equity based compensation costs of $84,000, higher investor relations expense of $57,000 due to expanded efforts in this area, higher rent expense of $30,000 associated with the new corporate headquarters, together with normal year-to-year compensation and benefit and other inflationary cost increases, partially offset by lower bonus and Sarbanes Oxley consulting expenses.

Research and Development Expense

        Research and development costs of $106,199 during the second quarter 2008 relate to ongoing development and consulting expenses associated with the DSC 127 phase II clinical trial that was initiated in the first quarter 2008.

Index

Interest Expense

        Interest expense increased $185,010 to $232,574 in 2008 from $47,564 in 2007. Interest expense in Canada decreased $10,112 while interest expense in the U.S. increased $195,122. The decrease in Canada reflects the payoff of all Canadian debt in September 2007. The U.S. increase is due to the financing associated with the FAD acquisition in November 2007.

Other Income/Expense

        Other income/expense increased $52,234 to $29,093 income in 2008 from $23,141 expense in 2007. The main drivers for the other income of $29,093 in 2008 were higher royalty income combined with lower foreign exchange expense. The main driver for the other expense of $23,141 in 2007 was foreign exchange expense.

Income Taxes

        The Company recorded an $8,227 deferred foreign income tax provision for 2008 based on the Company’s Canadian subsidiary’s operating results. The Canadian tax benefit is deferred in nature as net operating loss carry forwards continue to be utilized to offset taxes payable. No provision for taxes was made for the Company’s U.S. operations in 2008 due to a net operating loss coupled with available net operating loss carry forwards. The Company recorded a $114,099 deferred foreign tax provision in 2007 related to its Canadian subsidiary’s operating results.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

        The Company generated a net loss of $1,270,488, or ($0.03) per share (basic and diluted), in the second quarter 2008 compared to a net loss of $109,563, or ($0.00) per share (basic and diluted), in the second quarter 2007.

Index

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007.

Results of Operations

Overview

        The following table highlights the six months ended June 30, 2008 versus 2007 operating results:

	Six Months Ended June 30,
	2008	2007	Variance

Gross Sales	$ 30,043,720	$ 19,354,955	$ 10,688,765	55.2%
Sales adjustments	(5,234,932)	(3,927,900)	(1,307,032)	33.3%

Net sales	24,808,788	15,427,055	9,381,733	60.8%
Cost of sales	17,980,634	9,957,429	8,023,205	80.6%

Gross profit	6,828,154	5,469,626	1,358,528	24.8%

Selling, general and administrative expense	8,958,943	5,258,111	3,700,832	70.4%
Research and development expense	154,308	125,000	29,308	23.5%
Interest expense	497,487	97,810	399,677	408.6%
Other (income) expense, net	(20,478)	49,698	70,176

Total expenses	9,590,260	5,530,619	4,059,641	73.4%
(Loss) before income taxes	(2,762,106)	(60,993)	(2,701,113)	–

(Benefit) provision for income taxes	(81,830)	187,523	269,353	–

Net loss	$(2,680,276)	$ (248,516)	$(2,431,760)	–

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2008	2007

Gross Sales	$ 30,043,720	$ 19,354,955

Trade rebates	(3,887,265)	(3,028,432)
Distributor fees	(596,477)	(505,889)
Sales incentives	(185,601)	(109,653)
Medicaid rebates	(3,900)	(3,131)
Returns and allowances	(332,106)	(151,586)
Cash discounts	(229,583)	(129,209)

Total adjustments	(5,234,932)	(3,927,900)

Net sales	$ 24,808,788	$ 15,427,055

        Trade rebates increased in 2008 versus 2007 due to higher rebate intensive Canadian sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense relates to the addition of FAD incentives. The sales returns and allowances increase is due principally to

Index

the addition of the FAD sales and a higher level of FAD returns and allowances associated with the integration of this business coupled with a large private label return due to incorrect packaging, partially offset by lower Canadian returns. Cash discounts increased commensurate with the sales increase, partially offset by a slight decrease in the percentage of cash discounts to sales.

Rebate Reserve Roll Forward

        A six month roll forward of the trade rebate accruals at June 30, 2008 and 2007 is outlined below:

	Six Months Ended June 30,
	2008	2007

Beginning balance – January 1	$ 2,404,861	$ 1,817,558
Rebates paid	(3,244,824)	(2,566,180)
Rebates accrued	3,887,265	3,028,432

Ending balance – June 30	$ 3,047,302	$ 2,279,810

        The $767,492 increase in the 2008 trade rebate reserve ending balance reflects an increase in the Canadian rebate reserve due to higher sales, an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices coupled with an increase in the exclusive distributor’s inventory level. Continued growth of the rebate intensive U.S. private label business coupled with a timing related decrease in rebates paid, also contributed. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

        The following table highlights the June 30, 2008 versus 2007 product line net sales and gross profit:

	Six Months Ended June 30,
	2008	2007	Variance

Net Sales	$24,808,788	$15,427,655	$9,381,733	60.8%

Cost of sales	17,980,634	9,957,429	8,023,205	80.6%

Gross Profit	$ 6,828,154	$ 5,469,626	$1,358,528	24.8%

Gross Profit %	27.5%	35.3%

        Consolidated net sales increased $9,381,733, or 60.8%, in 2008 versus 2007. Canadian net sales increased $881,614, or 15.7% (2.6% excluding foreign exchange), to $6,496,126 in 2008 from $5,614,512 in 2007. This increase was driven by higher sales of $144,112 coupled with favorable exchange of $737,502 associated with an 11.7% strengthening of the Canadian dollar. Distributor inventory build is principally responsible for the sales increase. Real growth as measured by sales of the Company’s products reported by the distributor, unadjusted for foreign exchange, approximated 9.1%. U.S. net sales increased $8,500,119, or 86.6%, to $18,312,662 in 2008 from $9,812,543 in 2007. The increase was driven by the addition of incremental FAD sales of $8,516,364 coupled with higher advanced wound care sales of $748,953, partially offset by lower private label, specialty fixation device and skin care sales. The higher advanced wound care sales reflect continued growth of the Company’s recently launched Medihoney product together with the balance of the line in response to increased sales and marketing support. Gross Medihoney sales in the first half were $588,982. The decrease in private label sales reflects softening demand from several customers in the first quarter that was partially offset by strengthened demand in the second quarter. Specialty fixation device sales declined due to the discontinuation of a private label agreement in 2007. Excluding FAD sales, U.S. sales decreased $16,245.

Index

        Consolidated gross profit increased $1,358,528, or 24.8%, in 2008 versus 2007. Company gross profit margin percentage decreased to 27.5% in 2008 from 35.5% in 2007. Canadian gross profit decreased $172,207, or 8.7%, to $1,802,178 in 2008 from $1,974,385 in 2007. The Canadian gross profit margin percentage decreased to 27.7% in 2008 from 35.2% in 2007. The decrease in Canadian 2008 gross profit dollars reflects the decline in gross profit margin percentage, partially offset by the impact of higher sales. The decline in gross profit margin percentage principally reflects a significant reduction in the volume of product produced in the Toronto facility in 2008 versus 2007. In 2007, Toronto was operating at a higher operating level producing a number of new private label products in addition to its normal production. This higher level of production resulted in the realization of favorable labor and overhead absorption variances. Conversely, demand for these products and others are less in 2008. This lower level of production resulted in the realization of unfavorable labor and overhead absorption variances in 2008. Higher 2008 facility and product validation costs also contributed. U.S. gross profit increased $1,530,737, or 43.8%, to $5,025,977 in 2008 from $3,495,240 in 2007. The U.S. gross profit margin percentage decreased to 27.4% in 2008 from 35.6% in 2007. The increase in U.S. gross profit margin dollars reflects the impact of higher sales, partially offset by the decline in gross profit margin percentage. The decrease in gross profit margin percentage is principally attributable to the addition of lower margined FAD sales. FAD gross profit margin percentage in the first half 2008 was 19.5% due principally to the need to continue higher cost domestic manufacturing to meet customer demand. Excluding FAD, U.S. gross profit decreased $127,309, or 3.6%, and the gross profit margin percentage would have been 34.4%. The decrease in the U.S. gross profit margin percentage (excluding FAD) is attributable to the loss of the higher margined specialty fixation private label agreement in 2007, unfavorable product sales mix and higher transportation and product costs.

Selling, General and Administrative Expenses

        The following table highlights June 30, 2008 versus 2007 operating expenses by type:

	Six Months Ended June 30,
	2008	2007	Variance

Distribution	$1,022,181	$ 436,071	$ 586,110	134.4%
Marketing	1,009,389	667,930	341,459	51.1%
Sales	2,938,258	1,237,914	1,700,344	137.4%
General administrative	3,989,115	2,916,196	1,072,919	36.8%

Total	$8,958,943	$5,258,111	$3,700,832	70.4%

        Selling, general and administrative expenses increased $3,700,832, or 70.4%, in 2008 versus 2007, including an increase of $155,336, or 3.0%, in Canadian selling, general and administrative expenses attributable to exchange associated with an 11.7% strengthening of the Canadian dollar.

        Distribution expense increased $586,110, or 134.4%, in 2008 versus 2007. Expenses in Canada increased $59,954 (including $19,762 expense related to exchange) while expenses in the U.S increased $526,156. The increase in Canada relates to lease settlement costs associated with the Company’s former Canadian distribution center. The U.S. increase was driven by the addition of incremental FAD expense of $485,174 (including one-time transition related costs that are not expected to recur once the transition is completed) coupled with incremental personnel and operating costs in St. Louis in support of the non-FAD business.

        Marketing expense increased $341,459, or 52.1%, in 2008 versus 2007. The increase is principally attributable to planned U.S. increases of $231,522 to $899,542 in 2008 from $667,930 in 2007 of clinical personnel, trade show and promotion expense in support of the Company’s growth initiatives. Incremental FAD expenses of $47,319 and Canada expenses of $62,618 (which initiated a more formal marketing plan in 2008) also contributed.

        Sales expense increased $1,700,344, or 137.4%, in 2008 versus 2007. Expenses in Canada increased $135,375 (including $36,956 expense related to exchange) while expenses in the U.S. increased $1,564,969. Excluding exchange, expenses in Canada increased principally due to consulting costs related to the sale of Medihoney products, higher travel costs, higher buying group administrative fees (distributor sales volume related) and implementation of a distributor sales incentive program. The U.S. increase was principally attributable to an expansion of the sales force starting in June 2007 from two representatives to one national sales director and ten

Index

sales representatives at an incremental cost of $764,640 from $813,360 in 2007 to $1,578,000 in 2008, incremental expenses of $732,534 and higher customer service costs of $67,796 to support the new FAD business.

        General administrative expense increased $1,072,919, or 36.8%, in 2008 versus 2007. Expenses in Canada increased $130,751 (including $98,618 expense related to exchange) while expenses in the U.S. increased $942,168. The increase in Canada principally reflects normal year-to-year compensation and benefit increases, one new materials management position (transferred from U.S.), higher travel and higher recruiting costs, partially offset by lower bonus and Sarbanes Oxley consulting expenses (more extensive and costly first year testing in 2007 not repeated in 2008). The U.S. increase principally reflects incremental intangible amortization expense of $303,600 related to the FAD acquisition, higher finance and IT employee costs of $189,300 associated with new hires in the second half of 2007 and in 2008 to support the growth in the business and expanding regulatory requirements, higher investor relations costs of $85,100 due to expanded efforts in this area, higher equity based compensation costs of $75,800, higher legal costs of $66,000 related to patent infringement defense and finalization of the Nutramax settlement, higher rent expense of $55,500 associated with the new corporate headquarters, higher travel of $50,900, higher IT costs of $49,600 principally in support of the FAD acquisition, recruiting costs of $45,700, together with normal year-to-year compensation and benefit and other inflationary cost increases, partially offset by lower bonus and Sarbanes Oxley consulting expenses

Research and Development Expense

        Research and development costs of $154,308 during the first half of 2008 relate to ongoing development and consulting expenses associated with the DSC 127 phase II clinical trial that was initiated in the first quarter 2008. The 2007 expense consists of $125,000 associated with the license of certain anti-microbial technology in March 2007.

Interest Expense

        Interest expense increased $399,678 to $497,488 in 2008 from $97,810 in 2007. Interest expense in Canada decreased $20,322 while interest expense in the U.S. increased $420,000. The decrease in Canada reflects the payoff of all Canadian debt in September 2007. The U.S. increase is due to the financing associated with the FAD acquisition in November 2007.

Other Income/Expense

        Other income/expense increased $70,176 to $20,478 income in 2008 from $49,698 expense in 2007. The main drivers for the other income of $20,478 in 2008 were higher royalty and other miscellaneous income, partially offset by higher foreign exchange expense. The main driver for the 2007 other expense of $23,141 was foreign exchange expense.

Income Taxes

        The Company recorded a $81,380 deferred foreign income tax benefit for the first half of 2008 based on the Company’s Canadian subsidiary’s operating results. The Canadian tax benefit is deferred in nature as net operating loss carry forwards continue to be utilized to offset taxes payable. No provision was made for the Company’s U.S. operations in the first half of 2008 due to a net operating loss coupled with available net operating loss carry forwards. The Company recorded an $187,523 deferred foreign tax provision in 2007 related to its Canadian subsidiary’s operating results.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

        The Company generated a net loss of $2,680,276, or ($0.07) per share (basic and diluted), for the first half of 2008 compared to a net loss of $248,516, or ($0.01) per share (basic and diluted), in the first half of 2007.

Index

Liquidity and Capital Resources

Operational Overview

        Net sales increased 60.8% (56.0% adjusted for foreign exchange) in the first half of 2008 over 2007. This growth was driven by a sales increase in the U.S. of 86.6%, together with an increase in Canadian sales of 15.7% (2.6% adjusted for foreign exchange). Sales growth in the U.S. was driven by incremental sales associated with the FAD business (acquired November 8, 2007) of $8,516,364 coupled with growth of the advanced wound care line. Gross sales of the Company’s new Medihoney product launched in October 2007 were $588,982 in the first half of 2008. Sales of the Company’s silver alginate product were $520,380 in the first half 2008. Product sales for the balance of the advanced wound care line have also benefited from the increased level of marketing and sales support directed to this key growth area of the business. FAD sales are expected to grow (subject to seasonal swings in the business) as the Company works out its transition related product supply issues. As expected, private label performance improved in the second quarter. Private label sales are expected to increase by virtue of anticipated increases in core product demand and the realization of new business opportunities. Skin care sales continue to deteriorate in the face of competitive pressure and a reduction of resources allocated to support the line. Sales for the specialty fixation and closure device line have been relatively stable over the last several quarters. This trend is expected to continue. Adjusted for exchange, Canada sales to its exclusive distributor have grown modestly in 2008. Underlying market growth as measured by sales of the Company’s products reported by the Canadian distributor approximated 9.1% in local currency in 2008. Expanded marketing and sales efforts, a continued focus on contract compliance, exploring opportunities in other market segments (other than the Company’s traditional strength in the acute care segment) and working closely with the Company’s exclusive Canadian distributor to capitalize on sales growth opportunities should generate positive results going forward. With sales of $27,667 in the first half of 2008, the Company’s new Medihoney product has started to gain modest traction in Canada.

        The Company has realized significant product cost improvement over the last several years as a result of its manufacturing and sourcing initiatives. The savings generated by these initiatives have helped partially mitigate the adverse impact of price erosion and foreign exchange on a large portion of the Company’s business and served to sustain or improve its gross profit dollars. This trend will become increasingly difficult to perpetuate. Product cost savings associated with implementation of China and other sourcing initiatives have been another contributor to the Company’s cost reduction success. Current market conditions in China and other markets portend increasing product and transportation costs that will put pressure on the Company’s margins. The Company will continue to seek opportunities both internally and externally to lower its transportation and product costs and raise selling prices wherever possible in an effort to offset the adverse impact of these higher costs.

        At the time of the FAD acquisition in November 2007, the seller was in the process of transferring its domestic production to a third party supplier in China and decommissioning most of its U.S. manufacturing infrastructure and overhead. Completion of this initiative will allow the FAD business to significantly reduce its existing product costs thereby allowing it to better compete. Since the acquisition, the Company has had to continue manufacturing a portion of its adhesive strip requirements in its U.S. facility at higher cost while working to complete the transfer of products to the Chinese supplier and evaluating other cost effective sources of supply. It is presently estimated that U.S. production will continue at a diminishing rate through the third quarter of 2008. Gross profit margins presently running at approximately 19.5% are expected to improve significantly once the transfer is complete and the U.S. manufacturing activity is curtailed.

        Operating expenses increased 70.4% (67.4% adjusted for foreign exchange) in the first half of 2008 over 2007 in line with expectations. The increase is attributable to incremental FAD expenses (intangible asset amortization, planned sales and marketing expenses), planned increases in distribution, marketing and sales expenses in support of the Company’s growth initiatives and higher professional service fees as a result of increasing regulatory requirements. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        In November 2007, the Company made a significant investment in research and development via the licensing of certain angiotensin analog technology. The initial evaluation of the market potential and probability of obtaining approval for sale of products employing this technology was determined to be favorable. Products employing this technology entered phase II trials in the first quarter 2008. Completion of the phase II study is expected to take several years. Presently, the Company plans to take the product through phase II at an estimated cost of $1,450,000. The Company spent $154,308 on research and development in the first half of 2008 and plans to

Index

spend a total of $760,000 by year-end. Upon completion of the phase II study in 2010, the Company will reevaluate the market potential of the product and the probability of its ultimately being approved for sale to determine the best course of action.

        In November 2007, in connection with the FAD acquisition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. Given the significant increase in debt, interest expense will become a larger component of the Company’s overall cost structure going forward.

        The Company reported a loss of $2,680,276 for the first half of 2008. While sales and gross profit dollars increased, overall performance was adversely impacted by a deteriorating gross profit margin percentage associated with a combination of unfavorable sales mix and higher transportation and product costs. A delay in the planned leveraging of incremental growth oriented sales and marketing investment, incremental research and development costs, a significant increase in borrowing costs and incremental costs required to remain compliant with increasingly stringent regulatory requirements, were also contributing factors. The Company anticipates it will continue to operate at a loss in the near term as it attempts to leverage its growth initiatives, continues to support the angiotensin analog phase II study and completes the transfer of the FAD products to lower cost third party suppliers.

Cash Flow and Working Capital

        At June 30, 2008 and December 31, 2007, the Company had cash and cash equivalents on hand of $4,084,199 and $577,096, respectively. The $3,507,103 increase in cash reflects net cash provided by financing activities of $8,045,940, net cash provided in investing activities of $783,754, net cash used in operating activities of $5,258,033 and cash used as a result of exchange rate changes of $64,558.

        Net cash used in operating activities of $5,258,033 stems from $568,940 cash used in operations (net loss plus non-cash items), together with $4,689,093 cash used from the net change in operating assets and liabilities. The decrease in cash used in operations reflects the operating loss incurred, partially offset by non-cash items. Funding of higher receivable and inventory levels coupled with reductions in accrued expenses were the main drivers behind the net change in ongoing operating assets and liabilities. The change in receivables principally relates to the increase in sales. The increase in inventory principally reflects the planned build up of FAD and new product inventory to better meet customer service requirements. The decrease in accrued expenses and other current liabilities principally reflects payment of the USC license fees of $840,000 and accrued bonus in 2008. Timing related changes in Canadian reserves also contributed.

        Net cash provided by investing activities of $783,754 reflects receipt of $1,193,187 cash from the final settlement of the FAD acquisition purchase price in June 2008. Offsetting the cash provided by this settlement were $120,484 expended for ongoing acquisition related costs and $288,949 in capital expenditures. The capital expenditures consisted of purchases of equipment at the Company’s manufacturing operation in Canada, trade show booth upgrades, leasehold improvements and furniture at corporate headquarters and new computer equipment.

        Net cash provided by financing activities of $8,045,940 reflects cash received of $5,741,793 from the sale of common stock and the exercise of common stock warrants and options, net of expenses, increased line of credit borrowings of $3,226,926, less regularly scheduled debt payments of $653,543, and deferred financing fees of $269,236 principally related to the amendment of the Company’s bank covenants in March 2008.

        Working capital increased $3,927,303, or 73.2%, at June 30, 2008 to $9,296,341 from $5,369,038 at December 31, 2007. This increase is principally due to timing and relates to the balance of funds raised from the private equity raise that was concluded on April 2, 2008 that have not been expended of approximately $2,250,000 and the $1,193,187 of cash received in late June 2008 from the final FAD acquisition settlement. These funds together with the Company’s other working capital are considered sufficient to support ongoing operations for the next twelve months.

Financing Arrangements

        In August 2008, the Company and its lender modified the terms of the Company’s five-year revolving credit and security agreement. The modified terms amend the existing minimum EBITDA, fixed charge coverage, senior debt coverage and total debt coverage covenants. Amendment of the covenants was predicated on the

Index

Company segregating $2,000,000 in a restricted account the use of which is subject to the approval of the Company’s lender. The Company’s maximum revolver borrowing capacity remained unchanged at the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000.

        With the cash on hand at June 30, 2008 together with available revolver borrowing capacity, less the $2,000,000 deposited in the blocked account, it is estimated that the Company has approximately $3,000,000 of available liquidity which the Company believes is sufficient to fund its operations over the next twelve months.

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

        Beginning in 2005, the Company expanded its product in-licensing and development efforts. As a result of these efforts, the Company launched its silver alginate product in November 2006. The Company launched its first Medihoney product in October 2007. This product represents the first of its kind and interest in the product has been high. Sales have increased steadily and current indications are that the planned Medihoney based line of products could result in significant incremental sales. In addition, the Company has several other promising products in its pipeline that it expects to launch over the next twelve to eighteen months. The Company anticipates its core business sales will remain relatively stable over the near term.

        In recognition of its current financial condition, the Company will take the following actions beginning in the second half of 2008:

1.

The Company will expand its direct sales force from ten to thirteen personnel principally to sell the Company’s new advanced wound care products with Medihoney as the anchor product. Additional sales, clinical and support personnel will be added only as financial conditions allow.

2.

The Company invested in new product development with the first product being DSC 127. While the launch of DSC 127 is several years away, the market potential for this product is considered to be significant. The product recently began phase II trials to achieve proof of principle in a human model. The phase II trials are expected to be completed by mid-2010. The projected cost to complete the phase II trials are approximately $1,450,000. The Company plans to continue with this investment and anticipates spending approximately $820,000 on the Phase II over the next twelve months.

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

3.

In November 2007, the Company purchased the assets of the FAD for approximately $12,665,000. The FAD is a leading manufacturer and marketer of adhesive strips and related first aid products. The integration of the existing FAD business will serve to expand the Company’s existing basic and advanced wound care lines to new customers and markets, especially the retail market where the Company did not previously have a presence. In addition, the Company expects to be able to reduce existing FAD product costs by completing the transfer of production of certain FAD products to lower cost suppliers. The integration of the FAD business remains a top priority for the Company.

        With the beginning cash on hand as of June 30, 2008 and the new debt covenants, the Company anticipates having sufficient liquidity in place to meet its operating needs through the next twelve months.

Index

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “DSCI.OB.” The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

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

        Up to 22,177,146 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 40,140,743 shares of common stock currently outstanding.

        Earnings per share of common stock will be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

The Company has generated only nominal income and it cannot guarantee future profitability.

        The Company incurred a net loss of $2,680,276 (unaudited) in the first six months of 2008, earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At June 30, 2008, the Company had an accumulated deficit of $18,382,162 (unaudited). Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2003 through 2007 and the first seven months of 2008 are set forth in the table below:

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2003	$0.35	$2.30
2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007	$0.58	$1.40
2008(*)	$0.56	$1.35

(*) January 1 through July 31.

Index

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, foreign currency exchange or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors;
•	The loss of a major customer; and
•	The ability of the Company to obtain any required financing.

        Although all publicly traded securities are subject to price and volume fluctuations, it is likely that the Company’s common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Additional Financial Information

Forward Looking Statements

        Statements that are not historical facts, including statements about the Company’s confidence, strategies, expectations about new or existing products, technologies, opportunities, market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risk, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, integration of acquired companies in a timely basis, management and maintenance of key customer and supplier relationships and trade, legal, social, financial and economic risks.

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

Goodwill

        At June 30, 2008, the Company had $8,273,294 of goodwill consisting of $5,833,252 (preliminary) relating to the FAD acquisition in November, 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended June 30, 2008, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II — Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of the Company was held on May 22, 2008. At the annual meeting, the following matters were submitted to a vote of the Company’s security holders with the results indicated:

        Proposal 1 – Election of Directors

        The following director-nominees, consisting of all director-nominees, were elected directors to serve as such for one year or until their successors have been elected and qualify: Edward J. Quilty, Stephen T. Wills, CPA, MST, Srini Conjeevaram, James T. O’Brien, Richard J. Keim, C. Richard Stafford, Esq., Robert G. Moussa and Bruce F. Wesson. Details concerning the votes relative to each director-nominee are set forth below:

Director-Nominee	In Favor	Against	Abstentions	Broker Non-Votes

Edward J. Quilty	32,828,092	0	267,569	0
Srini Conjeevaram	32,847,599	0	248,062	0
Stephen T. Wills, CPA, MST	32,838,099	0	257,562	0
James T. O'Brien	32,827,099	0	268,562	0
C. Richard Stafford, Esq.	32,822,599	0	273,062	0
Richard J. Keim	32,830,585	0	265,076	0
Robert G. Moussa	32,837,599	0	258,062	0
Bruce F. Wesson	32,848,085	0	247,576	0

        Proposal 2 – Amendment of the Company’s Stock Option Plan

        Shareholders approved the amendment of the Company’s stock option plan to increase the shares of common stock issuable thereunder to 10,000,000. Details concerning the vote on proposal 2 are set forth below:

In Favor	32,882,871
Against	826,722
Abstentions	141,048
Broker Non-Votes	4,986,884

        Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm

        Shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. Details concerning the vote on proposal 3 are set forth below:

In Favor	32,882,871
Against	16,893
Abstentions	195,896
Broker Non-Votes	2

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

DERMA SCIENCES, INC.
Dated: August 13, 2008	By:	/s/ John E. Yetter
John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002