Form 10-Q
period 2008-09-30
DERMA SCIENCES, INC.
filed 2008-11-14
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: November 14, 2008	Class:	Common Stock, par value $.01 per share
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

Index

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$ 1,572,712	$ 577,096
Accounts receivable, net	4,013,741	3,667,119
Inventories	12,357,873	9,935,977
Prepaid expenses and other current assets	778,597	1,210,135

Total current assets	18,722,923	15,390,327
Cash-restricted	2,004,304	-
Equipment and improvements, net	4,455,689	4,909,049
Goodwill	8,245,838	9,524,305
Other intangible assets, net	4,671,733	5,537,653
Other assets, net	688,215	509,507

Total Assets	$ 38,788,702	$ 35,870,841

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit borrowings	$ 4,688,591	$ 1,219,197
Current maturities of long-term debt	1,805,753	1,288,532
Accounts payable	3,739,206	4,092,278
Accrued expenses and other current liabilities	1,626,286	3,421,282

Total current liabilities	11,859,836	10,021,289
Long-term debt	3,887,905	5,292,136
Other long-term liabilities	69,711	82,402
Deferred tax liability	394,581	420,059

Total Liabilities	16,212,033	15,815,886

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares
(liquidation preference of $4,210,231 at September 30, 2008)	22,804	22,804
Common stock, $.01 par value; 150,000,000 authorized; issued and outstanding: 40,140,743 shares at September 30, 2008
and 33,829,755 shares at December 31, 2007	401,407	338,298
Additional paid-in capital	39,836,110	33,540,952
Accumulated other comprehensive income -
cumulative translation adjustments	1,400,129	1,854,787
Accumulated deficit	(19,083,781)	(15,701,886)

Total Shareholders' Equity	22,576,669	20,054,955

Total Liabilities and Shareholders' Equity	$ 38,788,702	$ 35,870,841

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended September 30,
	2008	2007

Net Sales	$ 12,832,574	$ 8,056,402
Cost of sales	8,904,220	5,341,799

Gross Profit	3,928,354	2,714,603

Operating expenses
Selling, general and administrative	4,216,955	2,658,998
Research and development	84,891	-

Total operating expenses	4,301,846	2,658,998

Operating (loss) income	(373,492)	55,605

Other expense, net:
Interest expense	251,256	45,577
Other (income), net	(1,419)	(7,468)

Total other expense, net	249,837	38,109

(Loss) income before provision for income taxes	(623,329)	17,496
Provision for income taxes	78,290	7,642

Net (loss) Income	$ (701,619)	$ 9,854

(Loss) income per common share - basic and diluted	$ (0.02)	$ 0.00

Shares used in computing (loss) income per common share - basic	40,140,743	25,258,335

Shares used in computing (loss) income per common share - diluted	40,140,743	29,060,904

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Nine months ended September 30,
	2008	2007

Net Sales	$ 37,641,362	$ 23,483,457
Cost of sales	26,884,854	15,299,228

Gross Profit	10,756,508	8,184,229

Operating expenses
Selling, general and administrative	13,175,898	7,917,109
Research and development	239,199	125,000

Total operating expenses	13,415,097	8,042,109

Operating (loss) income	(2,658,589)	142,120

Other expense, net:
Interest expense	748,743	143,387
Other (income) expense, net	(21,897)	42,230

Total other expense, net	726,846	185,617

Loss before (benefit) provision for income taxes	(3,385,435)	(43,497)
(Benefit) provision for income taxes	(3,540)	195,165

Net Loss	$(3,381,895)	$ (238,662)

Loss per common share - basic and diluted	$ (0.09)	$ (0.01)

Shares used in computing loss per common share - basic and diluted	38,091,726	25,254,465

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
	2008	2007

Operating Activities
Net loss	$(3,381,895)	$ (238,662)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation of equipment and improvements	661,001	556,880
Amortization of intangible assets	865,920	409,787
Amortization of deferred financing costs	93,583	44,236
Provision for (recovery of) bad debts	36,351	(11,439)
Allowance for sales adjustments	504,938	448,912
Provision for inventory obsolescence	184,323	49,479
Deferred rent expense	(43,808)	(19,670)
Compensation charge for employee stock options	593,446	366,257
Compensation charge for restricted stock	36,315	36,315
Deferred income taxes	(3,540)	195,165
Loss on disposal of equipment	-	5,208
Changes in operating assets and liabilities:
Accounts receivable	(882,229)	(5,102)
Inventories	(2,804,745)	(1,200,070)
Prepaid expenses and other current assets	372,001	(25,402)
Other assets	(7,661)	35,011
Accounts payable	(140,550)	(410,903)
Accrued expenses and other current liabilities	(1,754,745)	(11,109)
Other long-term liabilities	40,069	(7,545)

Net cash (used in) provided by operating activities	(5,631,226)	217,548

Investing Activities
Costs of acquiring business	(120,484)	(175,090)
Refund of acquired business escrow funds	1,193,187	-
Purchase of equipment and improvements	(353,344)	(424,200)

Net cash provided by (used in) investing activities	719,359	(599,290)

Financing Activities
Net change in bank line of credit	3,469,395	73,923
Cash restricted	(2,004,304)	-
Deferred financing costs	(269,235)	-
Long-term debt repayments	(983,335)	(378,601)
Proceeds from issuance of stock, net of costs	5,728,506	-

Net cash provided by (used in) financing activities	5,941,027	(304,678)

Effect of exchange rate changes on cash	(33,544)	75,348

Net increase (decrease) in cash and cash equivalents	995,616	(611,072)
Cash and cash equivalents
Beginning of period	577,096	1,285,943

End of period	$ 1,572,712	$ 674,871

Supplemental disclosures of cash flow information:
Equipment obtained with capital lease	$ 96,324	$ 163,745
Cash paid during the period for:
Interest	$ 618,027	$ 572,520

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

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Information included in the condensed consolidated balance sheet as of December 31, 2007 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in Form 10-KSB previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-KSB.

        Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute diluted income per common share for the three and nine months ended September 30, 2008 and 2007 are outlined below:

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average common shares
outstanding – basic	40,140,743	25,258,335	38,091,726	25,254,465
Dilutive shares attributable to:
Convertible preferred stock	–	2,280,407	–	–
Restricted common stock	–	175,000	–	–
Warrants	–	62,290	–	–
Stock options	–	1,284,872	–	–

Sub-total dilutive shares	–	3,802,569	–	–

Weighted average common
shares outstanding – diluted	40,140,743	29,060,904	38,091,726	25,254,465

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dilutive shares:
Convertible preferred stock	2,280,407	–	2,280,407	2,280,407
Restricted common stock	175,000	–	175,000	175,000
Warrants	11,405,259	5,415,098	11,405,259	6,169,904
Stock options	8,331,480	2,931,355	8,331,480	6,718,480

Total dilutive shares	22,192,146	8,346,453	22,192,146	15,343,791

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

        The acquisition has been accounted for as a purchase. Accordingly, the results of operations of FAD have been included in the condensed consolidated financial statements commencing November 8, 2007. A preliminary allocation of the purchase price is outlined below:

Purchase Price:

Cash paid, net of settlement	$ 11,806,813
Transaction costs	858,148

Total	$ 12,664,961

Allocation of Purchase Price:

Trade receivables	$ 2,082,839
Inventory	2,405,581
Equipment	300,000
Goodwill	5,805,796
Identifiable intangibles subject to
amortization	3,000,000
Liabilities assumed	(929,255)

Total	$ 12,664,961

        The allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation. The Company is currently assessing the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. It is expected that the current assets and liabilities assumed will approximate the values assigned as of the date of the acquisition. A valuation study is presently being conducted to establish the fair market value of the equipment and the identifiable intangibles acquired. The intangible assets acquired consist primarily of customer lists, trademarks, broker relationships, character licenses and national brand equivalent certifications. Since the date of the acquisition, the estimated identifiable intangibles have been amortized to general administrative expense assuming a useful life of five years. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of the Company’s valuation study. The final valuation will be completed in the fourth quarter of 2008.

        The Company has retained certain NutraMax personnel to perform sales and marketing, manufacturing and distribution activities on a permanent and transitional basis. Manufacturing activities are expected to continue in Houston on an as needed basis through the fourth quarter 2008 to meet customer demand and build safety stock. The Company has entered into a lease for NutraMax’s former facility in Houston, Texas through February, 2009. Under the terms of the lease, the Company will pay the landlord $18,750 per month and will be responsible for utilities and ongoing normal repair and maintenance costs.

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2007

Revenues	$ 35,825,336

Net loss	$ (1,122,442)

Net loss per common share:
Basic and diluted	$ (0.04)

3.     Inventories

        Inventories include the following:

	September 30, 2008	December 31, 2007

Finished goods	$ 8,953,487	$6,660,454
Work in process	634,874	180,823
Packaging materials	984,488	1,152,268
Raw materials	1,785,024	1,942,432

Total inventory	$12,357,873	$9,935,977

4.     U.S. Line of Credit

        In November, 2007, the Company entered into a new five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with its new U.S. lender. Advances under the revolving credit agreement may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 60% of eligible inventory (as defined). Interest on outstanding advances under the revolving credit agreement is payable at the LIBOR monthly rate, plus 2.75%, (6.46% at September 30, 2008). In addition, the Company will pay a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the agreement and $8,000,000 together with a monthly collateral management fee of $2,000. Outstanding balances under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada. At September 30, 2008 the Company had an outstanding balance of $4,688,591 under this agreement.

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

        Effective March 28, 2008, the Company’s U.S. lender agreed to waive all prior financial and reporting covenant defaults and amend the existing minimum EBITDA, fixed charge coverage, senior debt leverage and total debt leverage covenants, to be measured on a quarterly basis, to allow the Company to implement its growth

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

strategy. Amendment of the covenants was predicated upon the Company’s commitment to raise a minimum of $3,000,000 by May 1, 2008 from the sale of equity and agreement to limit its maximum revolver borrowing to the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000. Not less than $3,000,000 of the equity infusion was required to be applied to the then existing revolver balance which amount will be credited as a component of EBITDA for covenant compliance purposes. The Company incurred fees of $250,000 associated with the granting of the covenant amendment, together with related expenses of $10,829 which are included as additions to deferred financing costs. In March, 2008 the equity infusion requirement was met (see Note 6).

5.     Long-Term Debt

        U.S. Term Loan

        In November, 2007, the Company entered into a five-year $6,000,000 term loan agreement with its new U.S. lender. Interest on the term loan is payable at the LIBOR monthly rate plus 4.25%, (7.96% at September 30, 2008). Monthly payments of principal in the amount of $100,000 together with interest are due under the agreement. The agreement is secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

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

        Effective August 13, 2008 and March 28, 2008, the foregoing financial covenants were amended as described in the third paragraph under the heading U.S. Line of Credit (see Note 4).

        Long-term debt includes the following:

	September 30, 2008	December 31, 2007

U.S. term loan	$5,000,000	$5,900,000
Promissory note	500,000	500,000
Capital lease obligations	193,658	180,668

Total debt	5,693,658	6,580,668

Less: current maturities	1,805,753	1,288,532

Long-term debt	$3,887,905	$5,292,136

        Promissory Note

        In connection with the acquisition of Western Medical in April 2006, a portion of the purchase price was paid via a three-year unsecured promissory note issued to the seller. The principal amount of the promissory note, together with simple interest of 12%, is payable in 11 quarterly installments of interest only in the amount of $15,000 and a final payment of accrued interest of $15,000 and the principal balance of $500,000 is payable on April 18, 2009. The promissory note may be prepaid in part or in full at any time without penalty.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Capital Lease Obligations

        The Company has three capital lease obligations for certain office furniture and distribution equipment totaling $193,657 as of September 30, 2008. The capital lease obligations bear interest at annual rates ranging from 6.8% to 9.6% with the longest lease term expiring in February 2011.

6.     Shareholders’ Equity

        Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at September 30, 2008. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at September 30, 2008. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at September 30, 2008. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at September 30, 2008. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

        Common Stock

        In March 2008, the Company raised $5,620,006 (net of $479,994 in commission and other offering expenses) from the private sale of 6,100,000 shares of common stock at a price of $1.00 per share, together with 3,050,000 five-year warrants to purchase one share of common stock at a price of $1.20 per share. In addition, the placement agent for the shares sold received 142,500 five-year warrants to purchase one share of common stock at $1.20 per share. The proceeds were used to meet the minimum equity infusion requirements associated with the Company’s March 28, 2008 amended bank covenants, support the Company’s strategic growth initiatives and increase working capital.

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

        Stock Purchase Warrants

        At September 30, 2008, the Company had warrants outstanding to purchase 11,405,259 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

G	2,660,000	$1.05	December 31, 2008
H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011
J	2,142,855	$0.77	May 31, 2013
K	3,192,500	$1.20	April 1, 2013

Total	11,405,259

        Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 10,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Under the plan, service based options to purchase 360,000 and 1,075,000 shares of common stock were granted to officers, directors, agents and employees for the nine months ended September 30, 2008 and 2007, respectively, with exercise prices ranging from $0.66 to $1.11 per share. For the nine months ended September 30, 2008, 50,000 plan options were forfeited. As of September 30, 2008, options to purchase 6,264,625 shares of the Company’s common stock were issued and outstanding under the plan. During the nine months ended September 30, 2008, 198,000 plan options were exercised.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of September 30, 2008, non-plan options to purchase 2,066,855 shares of the Company’s common stock were issued and outstanding. During the nine months ended September 30, 2008 and 2007, 4,000 and 194,800 non-plan options expired, respectively.

        For the nine months ended September 30, 2008 and 2007 the fair value of each service based option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007

Risk-free interest rate	3.08%	4.72%
Volatility factor	118.07%	117.69%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

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

        A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2008 and 2007 follows:

	2008		2007

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	8,223,480	$0.78	5,838,280	$0.94
Granted	360,000	$0.92	1,075,000	$0.79
Forfeited/Expired	(54,000)	$2.85	(194,800)	$4.08
Exercised	(198,000)	$0.63	-	-

Outstanding – September 30	8,331,480	$0.78	6,718,480	$0.82

Exercisable at September 30	6,358,980	$0.81	5,684,730	$0.83

        The weighted average fair value per share of options granted during the nine months ended September 30, 2008 and 2007 was $0.80 and $0.69, respectively.

        For the nine months ended September 30, 2008 and 2007, no income tax benefit was recognized related to stock option activity.

        During the nine months ended September 30, 2008 and 2007, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2008	2007

Cost of sales	$ 42,170	$ 37,126
Selling, general and administrative expenses	551,276	329,131

Total stock option compensation expense	$593,446	$366,257

        As of September 30, 2008, there was $837,665 of unrecognized compensation cost related to nonvested service based awards and $264,689 related to nonvested market based awards granted under the plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 1.68 years for service based options and 1.15 years for market based options.

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $0.83 per share. The fair market value of the grant is being recognized as compensation expense over the three-year service period. For the nine months ended September 30, 2008 and 2007, $36,315 for each period was recorded in selling, general and administrative expense for these grants.

      Shares Reserved for Future Issuance

        At September 30, 2008, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	2,280,407
Common stock options available for grant	3,735,375
Common stock options outstanding	8,331,480
Common stock warrants outstanding (series G – K)	11,405,259
Restricted common stock available for grant	2,325,000
Restricted common stock grants	175,000

Total common stock shares reserved	28,252,521

7.     Comprehensive (Loss) Income

        The Company’s comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net (loss) income as reported	$(701,619)	$ 9,854	$(3,381,895)	$(238,662)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(267,176)	423,537	(454,658)	987,871

Comprehensive (loss) income	$(968,795)	$433,391	$(3,836,553)	$ 749,209

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Segment sales, gross profit and other related information for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 12,265,700	$ 370,153	$196,721	-	$ 12,832,574

Gross profit	3,670,067	199,303	58,984	-	3,928,354
Total expenses	-	-	-	$(4,629,973)	(4,629,973)

Net loss					$ (701,619)

	Three Months Ended September 30, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 7,337,917	$ 511,558	$206,927	-	$ 8,056,402

Gross profit	2,369,292	305,033	40,278	-	2,714,603
Total expenses	-	-	-	$(2,704,749)	(2,704,749)

Net income					$ 9,854

	Nine Months Ended September 30, 2008

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 35,786,216	$1,298,781	$556,365	-	$ 37,641,362

Gross profit	9,881,099	714,500	160,908	-	10,756,507
Total expenses	-	-	-	$(14,138,402)	(14,138,402)

Net loss					$(3,381,895)

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 21,055,665	$1,772,309	$655,483	-	$ 23,483,457

Gross profit	7,044,363	1,036,702	103,164	-	8,184,229
Total expenses	-	-	-	$(8,422,891)	(8,422,891)

Net loss					$ (238,662)

        The following table presents net sales by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

United States	72%	57%	70%	58%
Canada	24%	37%	25%	37%
Other	4%	6%	5%	5%

        For the nine months ended September 30, 2008, the Company has a major U.S. customer comprising 12% of U.S. sales and 11% of U.S. operations trade accounts receivable at September 30, 2008. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at September 30, 2008.

9.     Income Taxes

        The Company recorded a $3,540 foreign income tax benefit for the nine months ended September 30, 2008, based on the operating results of the Company’s wholly owned Canadian subsidiary. No benefit was realized for the Company’s net loss from U.S. operations in the nine months ended September 30, 2008 due to uncertainties surrounding the Company’s ability to utilize its net operating loss carry forwards. The Company recorded a $195,165 deferred tax provision during the nine months ended Sept 2007 related to its Canadian subsidiary’s operating results.

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

        Costs under the agreement include service fees of approximately $23,000 per month from February 2008 to January 2010 and reimbursement of sterile manufacturing, toxicology and statistician support services estimated in the amount of $470,000. The foregoing costs represent an estimate of the Company’s costs under the agreement; however, actual costs could exceed these estimates. In addition, the clinical services company is the recipient of a grant issued by the National Institute of Health and will use the proceeds of the grant of approximately $1,575,000

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

to cover certain other clinical testing costs (including patient care, toxicology studies and certain other costs). The Company is responsible for these other costs to the extent that they exceed the amount of the grant. If the amount under the grant is reduced by more than 10%, Derma Sciences may terminate the agreement. In addition, the agreement may be terminated upon termination of the angiotensin analog technology compound license agreement.

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

QUARTER ENDED SEPTEMBER 30, 2008 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2007

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

        The following table highlights the quarter ended September 30, 2008 versus 2007 operating results:

	Quarter Ended September 30,
	2008	2007	Variance

Gross Sales	$ 15,468,607	$ 10,128,908	$ 5,339,699	52.7%
Sales adjustments	(2,636,033)	(2,072,506)	(563,527)	27.2%

Net sales	12,832,574	8,056,402	4,776,172	59.3%
Cost of sales	8,904,220	5,341,799	3,562,421	66.7%

Gross profit	3,928,354	2,714,603	1,213,751	44.7%

Selling, general and administrative expense	4,216,955	2,658,998	1,557,957	58.6%
Research and development expense	84,891	–	84,891
Interest expense	251,256	45,577	205,679	451.3%
Other (income) expense, net	(1,419)	(7,468)	6,049

Total expenses	4,551,683	2,697,107	1,854,576	68.8%

(Loss) income before income taxes	(623,329)	17,496	(640,825)	–

Provision for income taxes	78,290	7,642	70,648	–

Net loss	$ (701,619)	$ 9,854	$ (711,473)	–

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distributor fees (in Canada), sales incentives, Medicaid rebates, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one months’ inventory. The Company’s exclusive distributor in Canada normally carries three to four months’ inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at September 30, 2008, the trade rebate reserve would be overstated by approximately $277,000. If the normal rebate cycle were one month greater than estimated at September 30, 2008, the trade rebate reserve would be understated by approximately $554,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        Returns and allowances and cash discounts are accrued monthly based on recent historical activity.

        Gross to net sales adjustments comprise the following:

	Quarter Ended September 30,
	2008	2007

Gross Sales	$ 15,468,607	$ 10,128,908

Trade rebates	(1,920,398)	(1,683,613)
Distributor fees	(291,178)	(276,785)
Sales incentives	(173,980)	(26,058)
Returns and allowances	(128,459)	(26,144)
Cash discounts	(122,018)	(59,906)

Total adjustments	(2,636,033)	(2,072,506)

Net sales	$ 12,832,574	$ 8,056,402

        Trade rebates increased in 2008 versus 2007 due to higher rebate intensive Canadian sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. The increase in distributor fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense relates principally to the addition of FAD incentives. The sales returns and allowances increase is due principally to the addition of the FAD sales and a higher level of FAD returns and allowances associated with the integration of this business, partially offset by lower Canadian returns. Cash discounts increased commensurate with the sales increase.

Rebate Reserve Roll Forward

        A roll forward of the trade rebate accruals at September 30, 2008 and 2007 is outlined below:

	Quarter Ended September 30,
	2008	2007

Beginning balance – June 30	$ 3,047,302	$ 2,279,810
Rebates paid	(2,097,119)	(1,427,501)
Rebates accrued	1,920,398	1,683,613

Ending balance – September 30	$ 2,870,581	$ 2,535,922

        The $176,721 decrease in the rebate reserve balance for the third quarter 2008 reflects the timing of payments in the U.S. and Canada, partially offset by an increase in the Canadian distributor’s inventory level. There

Index

has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

        The following table highlights 2008 versus 2007 net sales and gross profit:

	Quarter Ended September 30,
	2008	2007	Variance

Net Sales	$12,832,574	$8,056,402	$4,776,172	59.3%

Cost of sales	8,904,220	5,341,799	3,562,421	66.7%

Gross Profit	$ 3,928,354	$2,714,603	$1,213,751	44.7%

Gross Profit %	30.6%	33.7%

        Consolidated net sales increased $4,776,172, or 59.3%, in 2008 versus 2007. Canadian net sales increased $99,238, or 3.3% (3.2% excluding foreign exchange), to $3,077,839 in 2008 from $2,978,601 in 2007. This increase was driven by higher sales of $94,027 coupled with favorable exchange of $5,211 associated with a 0.2% strengthening of the Canadian dollar. Real growth and a distributor inventory build partially offset by higher than normal sales in the third quarter 2007 as a result of the Company’s exclusive Canadian distributor rebalancing its inventory are responsible for the 2008 sales increase. Real growth as measured by sales of the Company’s products reported by the distributor, unadjusted for foreign exchange, approximated 5.2%. U.S. net sales increased $4,676,934, or 92.1%, to $9,754,735 in 2008 from $5,077,801 in 2007. The increase was driven by the addition of incremental FAD sales of $4,376,682 coupled with higher advanced wound care sales of $470,205 and private label sales of $115,812, partially offset by lower traditional wound care, specialty fixation device and skin care sales. The higher advanced wound care sales reflect continued growth of the Company’s recently launched Medihoney product together with the balance of the line in response to increased sales and marketing support. Gross Medihoney sales in the quarter were $379,168. The increase in private label sales reflects timing and improved demand from several customers. Specialty fixation device sales declined due to the discontinuation of a private label agreement in 2007. Excluding FAD sales, U.S. sales increased $300,252, or 5.9%.

        Consolidated gross profit increased $1,213,751, or 44.7%, in 2008 versus 2007. The consolidated gross profit margin percentage decreased to 30.6% in 2008 from 33.7% in 2007. Canadian gross profit increased $211,114, or 24.5%, to $1,072,329 in 2008 from $861,215 in 2007. The Canadian gross profit margin percentage increased to 34.8% in 2008 from 28.9% in 2007. The increase in Canadian 2008 gross profit dollars reflects the impact of higher sales together with an increase in gross profit margin percentage. The increase in gross profit margin percentage principally reflects a favorable mix of traditional wound care products as the Toronto facility production levels for the third quarter 2008 were similar in 2008 versus 2007. U.S. gross profit increased $1,002,637, or 54.1%, to $2,856,025 in 2008 from $1,853,388 in 2007. The U.S. gross profit margin percentage decreased to 29.3% in 2008 from 36.5% in 2007. The increase in U.S. gross profit margin dollars reflects the impact of higher sales, partially offset by the decline in gross profit margin percentage. The decrease in gross profit margin percentage is principally attributable to the addition of lower margined FAD sales. FAD gross profit margin percentage in the third quarter 2008 was 23.9% due principally to the need to continue higher cost domestic manufacturing to meet customer demand. Excluding FAD, U.S. gross profit decreased $44,276, or 2.4%, and the gross profit margin percentage would have been 33.6%. The decrease in the U.S. gross profit margin percentage (excluding FAD) is attributable to the loss of the higher margined specialty fixation private label agreement in 2007, unfavorable product sales mix and higher transportation and product costs.

Index

Selling, General and Administrative Expenses

        The following table highlights 2008 versus 2007 selling, general and administrative expenses by type:

	Quarter Ended September 30,
	2008	2007	Variance

Distribution	$ 428,301	$ 240,424	$ 187,877	78.1%
Marketing	405,588	301,066	104,522	34.7%
Sales	1,603,277	705,080	898,197	127.4%
General administrative	1,779,789	1,412,428	367,361	26.0%

Total	$4,216,955	$2,658,998	$1,557,957	58.6%

        Selling, general and administrative expenses increased $1,557,957, or 58.6%, in 2008 versus 2007.

        Distribution expense increased $187,877, or 78.1%, in 2008 versus 2007. Expenses in Canada decreased $29,118 (including $527 expense increase related to exchange) while expenses in the U.S increased $216,995. The decrease in Canada relates to a non-repeating building maintenance expense in 2007. The U.S. increase was driven by the addition of incremental FAD expense of $209,015 (including one-time transition related costs that are not expected to recur once the transition is completed) coupled with incremental temporary personnel and operating costs in St. Louis in support of the non-FAD business.

        Marketing expense increased $104,522, or 34.7%, in 2008 versus 2007. The increase is principally attributable to planned U.S. increases of $85,087 to $373,363 in 2008 from $288,276 in 2007 of clinical personnel, trade show and promotion expense in support of the Company’s growth initiatives. Incremental FAD expenses of $52,164 and Canada expenses of $19,435 also contributed.

        Sales expense increased $898,197, or 127.4%, in 2008 versus 2007. Expenses in Canada increased $27,473 while expenses in the U.S. increased $870,724. Expenses in Canada increased principally due to consulting costs related to the sale of Medihoney products, higher travel costs, higher sales commissions (distributor sales volume related) and implementation of a distributor sales incentive program. The U.S. increase was principally attributable to an expansion of the sales force starting in June 2007 from two representatives to one national sales director and eleven sales representatives at an incremental cost of $458,207 including higher sampling and royalty (Medihoney) expenses. Support for the new FAD business resulted in increased customer service costs of $31,223 and sales support costs related to salaries, travel and other of $381,296.

        General administrative expense increased $367,361, or 26.0%, in 2008 versus 2007. Expenses in Canada decreased $77,280 (including $1,311 expense related to exchange) while expenses in the U.S. increased $444,641. The decrease in Canada is primarily related to the lower Sarbanes-Oxley expense (more extensive and costly first year testing in 2007 not repeated in 2008) and no bonus accruals offset by one new materials management position (transferred from U.S.), higher recruiting and travel costs. The U.S. increase principally reflects incremental intangible amortization expense of $152,000 related to the FAD acquisition, higher finance and IT employee costs of $43,751 associated with new hires in the second half of 2007 and in 2008 to support the growth in the business and expanding regulatory requirements, higher equity based compensation costs of $57,633, higher investor relations expense of $51,427 due to expanded efforts in this area, higher rent expense of $22,386 associated with the new corporate headquarters, higher bad debt expense principally related to several FAD accounts of $158,449, together with normal year-to-year compensation and benefit and other inflationary cost increases, partially offset by lower bonus and Sarbanes Oxley consulting expenses.

Research and Development Expense

        Research and development costs of $84,691 during the third quarter 2008 relate to ongoing development and consulting expenses associated with the DSC 127 phase II clinical trial that was initiated in the first quarter 2008.

Index

Interest Expense

        Interest expense increased $205,677 to $251,254 in 2008 from $45,577 in 2007. Interest expense in Canada decreased $8,502 while interest expense in the U.S. increased $214,179. The decrease in Canada reflects the payoff of all Canadian debt in September 2007. The U.S. increase is due to the financing associated with the FAD acquisition in November 2007.

Other Income/Expense

        Other income decreased $6,050 to $1,418 in 2008 from $7,468 in 2007. The main driver for the net decrease in 2008 was higher foreign exchange expense partially offset by higher royalty income. The main driver for the other income of $7,468 in 2007 was various miscellaneous income items offset by foreign exchange expense.

Income Taxes

        The Company recorded a $78,290 deferred foreign income tax provision for 2008 based on the Company’s Canadian subsidiary’s operating results. The Canadian tax provision is deferred in nature as net operating loss carry forwards continue to be utilized to offset taxes payable. No provision for taxes was made for the Company’s U.S. operations in 2008 due to a net operating loss coupled with available net operating loss carry forwards. The Company recorded a $7,642 deferred foreign tax provision in 2007 related to its Canadian subsidiary’s operating results.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

        The Company generated a net loss of $701,619, or ($0.02) per share (basic and diluted), in the third quarter 2008 compared to a net income of $9,854, or $0.00 per share (basic and diluted), in the third quarter 2007.

Index

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007.

Results of Operations

Overview

        The following table highlights the nine months ended September 30, 2008 versus 2007 operating results:

	Nine Months Ended September 30,
	2008	2007	Variance

Gross Sales	$ 45,524,044	$ 29,483,863	$ 16,040,181	54.4%
Sales adjustments	(7,882,682)	(6,000,406)	(1,882,276)	31.4%

Net sales	37,641,362	23,483,457	14,157,905	60.3%
Cost of sales	26,884,854	15,299,228	11,585,626	75.7%

Gross profit	10,756,508	8,184,229	2,572,279	31.4%

Selling, general and administrative expense	13,175,898	7,917,109	5,258,789	66.4%
Research and development expense	239,199	125,000	114,199	91.4%
Interest expense	748,743	143,387	605,355	422.2%
Other (income) expense, net	(21,897)	42,230	(64,127)

Total expenses	14,141,943	8,227,726	5,914,216	71.9%
(Loss) before income taxes	(3,385,435)	(43,497)	(3,341,937)	-

(Benefit) provision for income taxes	(3,540)	195,165	(198,705)	-

Net loss	$(3,381,895)	$ (238,662)	$(3,143,232)	-

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2008	2007

Gross Sales	$ 45,524,044	$ 29,483,863

Trade rebates	(5,831,141)	(4,712,686)
Distributor fees	(887,655)	(782,033)
Sales incentives	(359,581)	(133,956)
Medicaid rebates	–	(4,884)
Returns and allowances	(452,702)	(177,730)
Cash discounts	(351,603)	(189,115)

Total adjustments	(7,882,682)	(6,000,406)

Net sales	$ 37,641,362	$ 23,483,457

        Trade rebates increased in 2008 versus 2007 due to higher rebate intensive Canadian sales coupled with an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense relates principally to the addition of FAD incentives. The sales returns and allowances increase is due

Index

principally to the addition of the FAD sales and a higher level of FAD returns and allowances associated with the integration of this business coupled with a large private label return due to incorrect packaging, partially offset by lower Canadian returns. Cash discounts increased commensurate with the sales increase.

Rebate Reserve Roll Forward

        A nine month roll forward of the trade rebate accruals at September 30, 2008 and 2007 is outlined below:

	Nine Months Ended September 30,
	2008	2007

Beginning balance – January 1	$ 2,404,861	$ 1,817,558
Rebates paid	(5,365,421)	(3,994,322)
Rebates accrued	5,831,141	4,712,686

Ending balance – September 30	$ 2,870,581	$ 2,535,922

        The $465,720 increase in the trade rebate reserve balance in 2008 reflects an increase in the Canadian rebate reserve due to higher sales, an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices coupled with an increase in the exclusive distributor’s inventory level. Continued growth of the rebate intensive U.S. private label business coupled with a timing related decrease in rebates paid, also contributed. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

        The following table highlights the September 30, 2008 versus 2007 product line net sales and gross profit:

	Nine Months Ended September 30,
	2008	2007	Variance

Net Sales	$37,641,362	$23,483,457	$14,157,905	60.3%

Cost of sales	26,884,854	15,299,228	11,585,626	75.7%

Gross Profit	$10,756,508	$ 8,184,229	$ 2,572,279	31.4%

Gross Profit %	28.6%	34.9%

        Consolidated net sales increased $14,157,905, or 60.3%, in 2008 versus 2007. Canadian net sales increased $980,852, or 11.4% (2.8% excluding foreign exchange), to $9,573,965 in 2008 from $8,593,113 in 2007. This increase was driven by higher sales of $242,770 coupled with favorable exchange of $738,082 associated with a 7.9% strengthening of the Canadian dollar. Distributor inventory build is principally responsible for the sales increase. Real growth as measured by sales of the Company’s products reported by the distributor, unadjusted for foreign exchange, approximated 7.8%. U.S. net sales increased $13,177,053, or 88.5%, to $28,067,397 in 2008 from $14,890,344 in 2007. The increase was driven by the addition of incremental FAD sales of $12,893,046 coupled with higher advanced wound care sales of $1,219,158, offset by lower traditional wound care, private label, specialty fixation device and skin care sales. The higher advanced wound care sales reflect continued growth of the Company’s recently launched Medihoney product together with the balance of the line in response to increased sales and marketing support. Gross Medihoney sales in the first nine months were $968,070. The decrease in private label sales reflects softening demand from several customers in the first quarter that was partially offset by strengthened demand in the second and third quarters. Specialty fixation device sales declined due to the discontinuation of a private label agreement in 2007. Excluding FAD sales, U.S. sales increased $284,007, or 1.9%.

        Consolidated gross profit increased $2,572,279, or 31.4%, in 2008 versus 2007. The consolidated gross profit margin percentage decreased to 28.6% in 2008 from 34.9% in 2007. Canadian gross profit increased $38,905, or 1.4%, to $2,874,505 in 2008 from $2,835,600 in 2007. The Canadian gross profit margin percentage decreased to

Index

30.0% in 2008 from 33.0% in 2007. The increase in Canadian 2008 gross profit dollars reflects higher sales. The decline in gross profit margin percentage principally reflects a significant reduction in the volume of product produced in the Toronto facility in the first nine months of 2008 versus 2007 although third quarter improvements lessened the net reduction. In 2007, Toronto was operating at a higher level producing a number of new private label products in addition to its normal production. This higher level of production resulted in the realization of favorable labor and overhead absorption variances. Conversely, demand for these products and others is less in 2008. This lower level of production resulted in unfavorable labor and overhead absorption in 2008. Higher 2008 facility and product validation costs also contributed. U.S. gross profit increased $2,533,374, or 47.4%, to $7,882,003 in 2008 from $5,348,629 in 2007. The U.S. gross profit margin percentage decreased to 28.1% in 2008 from 35.9% in 2007. The increase in U.S. gross profit margin dollars reflects higher sales, partially offset by the decline in gross profit margin percentage. The decrease in gross profit margin percentage is principally attributable to the addition of lower margined FAD sales. FAD gross profit margin percentage in the first three quarters of 2008 was 21.0% due principally to the need to continue higher cost domestic manufacturing to meet customer demand. Excluding FAD, U.S. gross profit decreased $171,585, or 3.2%, and the gross profit margin percentage would have been 34.1%. The decrease in the U.S. gross profit margin percentage (excluding FAD) is attributable to the loss of the higher margined specialty fixation private label agreement in 2007, unfavorable product sales mix and higher transportation and product costs.

Selling, General and Administrative Expenses

        The following table highlights September 30, 2008 versus 2007 operating expenses by type:

	Nine Months Ended September 30,
	2008	2007	Variance

Distribution	$ 1,450,481	$ 676,495	$ 773,986	114.4%
Marketing	1,414,977	1,005,651	409,326	40.7%
Sales	4,541,536	1,906,339	2,635,197	138.2%
General administrative	5,768,904	4,328,624	1,440,280	33.3%

Total	$13,175,898	$7,917,109	$5,258,789	66.4%

        Selling, general and administrative expenses increased $5,258,789, or 66.4%, in 2008 versus 2007, including an increase of $157,124, or 2.0%, in Canadian selling, general and administrative expenses attributable to exchange associated with a 7.9% strengthening of the Canadian dollar.

        Distribution expense increased $773,986, or 114.4%, in 2008 versus 2007. Expenses in Canada increased $30,836 (including $20,379 expense related to exchange) while expenses in the U.S increased $743,150. The increase in Canada relates to lease settlement costs associated with the Company’s former Canadian distribution center. The U.S. increase was driven by the addition of incremental FAD expense of $694,199 (including one-time transition related costs that are not expected to recur once the transition is completed) coupled with incremental personnel and operating costs in St. Louis in support of the non-FAD business.

        Marketing expense increased $409,326, or 40.7%, in 2008 versus 2007. The increase is principally attributable to U.S. increases of $264,445 to $1,220,651 in 2008 from $956,206 in 2007. These increases related to clinical personnel, trade show and promotion expense in support of the Company’s growth initiatives. Incremental FAD expenses of $99,484 and Canada expenses of $45,398 also contributed.

        Sales expense increased $2,635,197, or 138.2%, in 2008 versus 2007. Expenses in Canada increased $199,503 (including $33,360 expense related to exchange) while expenses in the U.S. increased $2,435,694. Excluding exchange, expenses in Canada increased principally due to consulting costs related to the sale of Medihoney products, higher travel costs, higher buying group administrative fees (distributor sales volume related) and implementation of a distributor sales incentive program. The U.S. increase was principally attributable to an expansion of the sales force, starting in June 2007, from two representatives to one national sales director and eleven sales representatives and the inclusion of the FAD sales force. The sales force expansion involved incremental costs of $1,222,846 from $1,294,448 in 2007 to $2,517,294 in 2008. The addition of FAD added incremental sales expenses of $1,113,829 and higher customer service costs of $99,019.

Index

        General administrative expense increased $1,440,280, or 33.3%, in 2008 versus 2007. Expenses in Canada increased $53,471 (including $99,054 of expense related to exchange) while expenses in the U.S. increased $1,386,809. Adjusted for exchange, the decrease in Canada reflects lower bonus and Sarbanes-Oxley consulting expenses (more extensive and costly first year testing in 2007 not repeated in 2008) partially offset by normal year-to-year compensation and benefit increases, one new materials management position (transferred from U.S.), higher travel and higher recruiting costs. The U.S. increase principally reflects incremental intangible amortization expense of $456,132 related to the FAD acquisition, higher finance and IT employee costs of $221,415 associated with new hires in the second half of 2007 and in 2008 to support the growth in the business and expanding regulatory requirements, higher investor relations costs of $141,818 due to expanded efforts in this area, higher equity based compensation costs of $133,340, higher legal costs of $54,435 related to patent infringement defense and finalization of the Nutramax settlement, higher rent expense of $77,934 associated with the new corporate headquarters, higher travel of $28,921, higher IT operating costs of $47,677 principally in support of the FAD acquisition, recruiting costs of $31,892, a bad debt provision of $171,011 related principally to FAD, together with normal year-to-year compensation and benefit and other inflationary cost increases, partially offset by lower bonus and Sarbanes Oxley consulting expenses.

Research and Development Expense

        Research and development costs of $239,199 during the nine months ending September 30, 2008 relate to ongoing development and consulting expenses associated with the DSC 127 phase II clinical trial that was initiated in the first quarter 2008. The 2007 expense consists of $125,000 associated with the license of certain anti-microbial technology in March 2007.

Interest Expense

        Interest expense increased $605,355 to $748,742 in 2008 from $143,387 in 2007. Interest expense in Canada decreased $28,824 while interest expense in the U.S. increased $634,179. The decrease in Canada reflects the payoff of all Canadian debt in September 2007. The U.S. increase is due to the financing associated with the FAD acquisition in November 2007.

Other Income/Expense

        Other income/expense increased $64,127 to $21,897 income in 2008 from $42,230 expense in 2007. The main drivers for the other income of $21,897 in 2008 were higher royalty and other miscellaneous income, partially offset by higher foreign exchange expense. The main driver for the 2007 other expense of $42,230 was foreign exchange expense.

Income Taxes

        The Company recorded a $3,540 deferred foreign income tax benefit for the first three quarters of 2008 based on the Company’s Canadian subsidiary’s operating results. The Canadian tax benefit is deferred in nature as net operating loss carry forwards continue to be utilized to offset taxes payable. No provision was made for the Company’s U.S. operations in the nine months ending September 30, 2008 due to a net operating loss coupled with available net operating loss carry forwards. The Company recorded a $195,165 deferred foreign tax provision in 2007 related to its Canadian subsidiary’s operating results.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

        The Company generated a net loss of $3,381,895, or ($0.09) per share (basic and diluted), for the first nine months of 2008 compared to a net loss of $238,662, or ($0.01) per share (basic and diluted), in the first nine months of 2007.

Index

Liquidity and Capital Resources

Operational Overview

        Net sales increased 60.3% (57.1% adjusted for foreign exchange) in the nine months ending September 30, 2008 over 2007. This growth was driven by a sales increase in the U.S. of 88.5%, together with an increase in Canadian sales of 11.4% (2.8% adjusted for foreign exchange). Sales growth in the U.S. was driven by incremental sales associated with the FAD business (acquired November 8, 2007) of $12,893,046 coupled with growth of the advanced wound care line. Gross sales of the Company’s new Medihoney product launched in October 2007 were $968,070 in the first nine months of 2008. Sales of the Company’s silver alginate product were $815,604 in the first nine months of 2008. FAD sales are expected to grow as the Company works out its transition related product supply issues. Private label sales are expected to increase by virtue of anticipated increases in core product demand and the realization of new business opportunities. Skin care sales continue to deteriorate in the face of competitive pressure and a reduction of resources allocated to support the line. Sales for the specialty fixation and closure device line, while experiencing some fluctuation over the past several quarters, are expected to be relatively stable going forward. Adjusted for exchange, Canada sales to its exclusive distributor have grown modestly in 2008. Underlying market growth as measured by sales of the Company’s products reported by the Canadian distributor approximated 7.8% in local currency in 2008. Expanded marketing and sales efforts, a continued focus on contract compliance, exploring opportunities in other market segments (other than the Company’s traditional strength in the acute care segment) and working closely with the Company’s exclusive Canadian distributor to capitalize on sales growth opportunities should continue to generate positive results. With sales of $55,325 in the first nine months of 2008 and new orders for $90,000 received in the fourth quarter, the Company’s new Medihoney product has started to gain modest traction in Canada.

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

        At the time of the FAD acquisition in November 2007, the seller was in the process of transferring its domestic production to a third party supplier in China and decommissioning most of its U.S. manufacturing infrastructure and overhead. Completion of this initiative will allow the FAD business to significantly reduce its existing product costs thereby allowing it to better compete. Since the acquisition, the Company has had to continue manufacturing a portion of its adhesive strip requirements in its U.S. facility at higher cost while working to complete the transfer of products to the Chinese supplier and evaluating other cost effective sources of supply. It is presently estimated that U.S. production will continue at a diminishing rate through the fourth quarter of 2008. Gross profit margins presently running at approximately 21.0% are expected to improve significantly once the transfer is complete and the U.S. manufacturing activity is curtailed.

        Operating expenses increased 66.4% (64.4% adjusted for foreign exchange) in the first nine months of 2008 over 2007 in line with expectations. The increase is attributable to incremental FAD expenses (intangible asset amortization, planned sales and marketing expenses), planned increases in distribution, marketing and sales expenses in support of the Company’s growth initiatives and higher professional service fees as a result of increasing regulatory requirements, bad debt expenses related to the FAD integration and increased corporate office rent to accommodate growth and FAD assimilation. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

        In November 2007, the Company made a significant investment in research and development via the licensing of certain angiotensin analog technology. The initial evaluation of the market potential and probability of obtaining approval for sale of products employing this technology was determined to be favorable. Products employing this technology entered phase II trials in the first quarter 2008. Completion of the phase II study is expected to take several years. Presently, the Company plans to take the product through phase II at an estimated cost of $1,450,000. The Company spent $239,199 on research and development in the first nine months of 2008 and

Index

plans to spend a total of $700,000 by year-end. Upon completion of the phase II study in 2010, the Company will reevaluate the market potential of the product and the probability of its ultimately being approved for sale to determine the best course of action.

        In November 2007, in connection with the FAD acquisition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. Given the significant increase in debt, interest expense will become a larger component of the Company’s overall cost structure going forward.

        The Company reported a loss of $3,381,895 for the first nine months of 2008. While sales and gross profit dollars increased, overall performance was adversely impacted by a deteriorating gross profit margin percentage associated with a combination of unfavorable sales mix and higher transportation and product costs. A delay in the planned leveraging of incremental growth oriented sales and marketing investment, incremental research and development costs, a significant increase in borrowing costs and incremental costs required to remain compliant with increasingly stringent regulatory requirements, were also contributing factors. The Company anticipates it will continue to operate at a loss in the near term as it attempts to leverage its growth initiatives, continues to support the angiotensin analog phase II study and completes the transfer of the FAD products to lower cost third party suppliers.

Cash Flow and Working Capital

        At September 30, 2008 and December 31, 2007, the Company had cash and cash equivalents on hand of $1,572,712 and $577,096, respectively. The $995,616 increase in cash reflects net cash provided by financing activities of $5,941,027, net cash provided in investing activities of $719,359, net cash used in operating activities of $5,631,226 and cash used as a result of exchange rate changes of $33,544.

        Net cash used in operating activities of $5,631,226 stems from $453,366 cash used in operations (net loss plus non-cash items), together with $5,177,860 cash used from the net change in operating assets and liabilities. The decrease in cash used in operations reflects the operating loss incurred, partially offset by non-cash items. Funding of the higher receivable and inventory levels coupled with reductions in accrued expenses were the main drivers behind the net change in ongoing operating assets and liabilities. The change in receivables principally relates to the increase in sales. The increase in inventory principally reflects the build-up of FAD and new product inventory to better meet customer service requirements. The decrease in accrued expenses and other current liabilities principally reflects payment of the USC license fees of $840,000 and accrued bonus in 2008. Timing related changes in Canadian reserves also contributed.

        Net cash provided by investing activities of $719,359 reflects receipt of $1,193,187 cash from the final settlement of the FAD acquisition purchase price in June 2008. Offsetting the cash provided by this settlement were $120,484 expended for ongoing acquisition related costs and $353,344 in capital expenditures. The capital expenditures consisted of purchases of equipment at the Company’s manufacturing operation in Canada, trade show booth upgrades, leasehold improvements and furniture at corporate headquarters and new computer equipment.

        Net cash provided by financing activities of $5,941,027 reflects cash received of $5,728,506 from the sale of common stock and the exercise of common stock warrants and options, net of expenses, increased line of credit borrowings of $3,469,395, less regularly scheduled debt payments of $983,335, deferred financing fees of $269,235 principally related to the amendment of the Company’s bank covenants in March 2008 and the transfer of $2,004,304 of cash including $4,304 in earned interest, into a restricted account the use of which is subject to the approval of the lender.

        Working capital increased $1,494,049, or 27.8%, at September 30, 2008 to $6,863,087 from $5,369,038 at December 31, 2007. This increase is principally due to timing and consists of the approximately $250,000 balance of funds raised from the private equity syndication, concluded on April 2, 2008, that have not been expended or set aside in a blocked control account, together with $1,193,187 received in late June 2008 from the final FAD acquisition settlement.

Financing Arrangements

        In August 2008, the Company and its lender modified the terms of the Company’s five-year revolving credit and security agreement. The modified terms amend the existing minimum EBITDA, fixed charge coverage,

Index

senior debt coverage and total debt coverage covenants. Amendment of the covenants was predicated on the Company depositing $2,000,000 in a blocked account controlled by the Company’s lender. The Company’s maximum revolver borrowing capacity remained unchanged at the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000.

        With the cash in hand at September 30, 2008, together with available revolver capacity of approximately $840,000, it is estimated that the Company has approximately $2,400,000 of available liquidity.

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

        Beginning in 2005, the Company expanded its product in-licensing and development efforts. As a result of these efforts, the Company launched its silver alginate product in November 2006. The Company launched its first Medihoney product in October 2007. This product represents the first of its kind and interest in the product has been high. Sales have increased steadily and current indications are that the planned Medihoney based line of products could result in significant incremental sales. The Company recently launched two new products, MedEfficiency (October 2008) and Xtrasorb (November 2008). Both products have received significant interest and complement the Company’s existing products. In addition, the Company has several other promising products in its pipeline that it expects to launch over the next twelve months. The Company anticipates its core business sales will remain relatively stable over the near term.

        In recognition of its current financial condition, the Company will take the following actions beginning in the last quarter of 2008:

1.	The Company will continue to expand its direct sales force and support personnel as financial conditions allow.

2.

The Company invested in new product development with the first product being DSC 127. While the launch of DSC 127 is several years away, the market potential for this product is considered to be significant. The product recently began phase II trials to achieve proof of principle in a human model. The phase II trials are expected to be completed by mid-2010. The projected cost to complete the phase II trials are approximately $1,450,000. The Company plans to continue with this investment and anticipates spending approximately $840,000 on the Phase II over the next twelve months.

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

        With the available cash on hand and additional borrowing capacity as of September 30, 2008, the Company anticipates having sufficient liquidity in place to meet its operating needs and debt covenants through the next twelve months.

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

        Up to 22,192,146 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 40,140,743 shares of common stock currently outstanding.

        Earnings per share of common stock will be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

The Company has generated only nominal income and it cannot guarantee future profitability.

        The Company incurred a net loss of $3,381,895 (unaudited) in the first nine months of 2008, earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At September 30, 2008, the Company had an accumulated deficit of $19,083,781 (unaudited). Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2003 through 2007 and the first ten months of 2008 are set forth in the table below:

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2003	$0.35	$2.30
2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007	$0.58	$1.40
2008(*)	$0.27	$1.35

(*) January 1 through October 31.

Index

        Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;

•	Changes in earnings estimates by securities analysts;

•	Changes in interest rates, foreign currency exchange or other general economic conditions;

•	Changes in market conditions in the wound care and skin care industries;

•	The introduction of new products either by the Company or by its competitors;

•	The loss of a major customer; and o The ability of the Company to obtain any required financing.

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

Index

Goodwill

        At September 30, 2008, the Company had $8,245,838 of goodwill consisting of $5,805,796 (preliminary) relating to the FAD acquisition in November, 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Index

Item 4. CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended September 30, 2008, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

DERMA SCIENCES, INC.
Dated: November 14, 2008	By:	/s/ John E. Yetter
John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002