Form 10-K
period 2008-12-31
DERMA SCIENCES, INC.
filed 2009-03-31
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of issuer in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 300, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
         Yes              No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
         Yes              No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
         Yes              No    X

        The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of June 30, 2008, was approximately $17,674,680.

        The number of shares outstanding of the issuer's common equity as of February 28, 2009 was 40,140,743.

Documents Incorporated by Reference

        Portions of the Registrant’s definitive proxy statement for its 2009 annual meeting of shareholdersare incorporated by reference in Part III of this report.

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

        Derma Sciences and its subsidiaries Sunshine Products, Derma Canada and Derma First Aid Products, Inc. are referred to collectively as the "Company.” The Company’s executive offices are located at 214 Carnegie Center, Suite 300, Princeton, New Jersey.

        The Company engages in the manufacture, marketing and sale of three dermatological related product lines: wound care, wound closure and specialty securement devices and skin care. In addition, the Company has leveraged its expanding manufacturing capabilities by building a growing private label/original equipment manufacture (“OEM”) business. The Company’s customers consist of various health care agencies and institutions such as nursing homes, hospitals, home healthcare agencies, physician’s offices and retail and closed door pharmacies. The Company sells its products principally through distributors servicing these markets in the United States, Canada and select international markets. The Company’s principal distribution facilities are located in St. Louis, Missouri, Houston, Texas and Toronto, Canada. The Company’s principal manufacturing facility is located in Toronto, Canada. The Company, through Derma Canada, also maintains a light manufacturing facility in Nantong, China producing labor intensive wound care products.

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

Product Pipeline

        The Company currently has two development stage products. The first is BioguardTM Barrier Dressings with a novel antimicrobial that the Company has licensed from QuickMed Technologies, Inc. The patented polymer technology known as NIMBUS (novel intrinsically micro-biocidal utility substrate) was licensed from QuickMed in April, 2007, for use in a range of gauze and other traditional wound care dressings. The product was recently cleared for use by the FDA and is scheduled to be launched in the second quarter of 2009. The second is DSC127, a novel angiotensin analog, licensed from the University of Southern California in November, 2007, for use in wound healing and scar reduction. The compound has shown activity in these areas in pre-clinical animal model testing. The compound has successfully completed a phase I human trial, and is presently undergoing phase II human trials.

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

Canada

In Canada, the Company employs a sales manager, one direct sales representative in Ontario, the most densely populated province, and a manufacturer’s representative located in British Colombia. Company sales representatives receive a base salary together with commissions based upon sales achievement within their areas of responsibility. The majority of the Company’s Canadian sales are to hospitals pursuant to tender contracts with national, provincial and local buying groups. These institutional contracts are generally exclusive in nature and are awarded for a term of 1 to 5 years. Nursing home, home healthcare, physician office and retail sales are for the most part made through local dealers and government sponsored Community Care Access Centre’s (CCAC) agencies.

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

Other Foreign Markets

        The Company’s products are sold throughout the rest of the world through various licensing and distribution agreements. Foreign sales are made principally to Europe and Latin America. Sales made to other foreign markets totaled $2,743,388 in 2008 and $1,692,130 in 2007.

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

        In the United States, the Company’s basic wound care products compete in a commodity oriented marketplace with Covidien, Medical Action and a number of others. In the advanced wound care products marketplace, the Company competes principally with Convatec, Smith & Nephew, MoInlycke and Systagenix (formerly Johnson & Johnson’s wound care division) and Johnson & Johnson. The market for wound closure strips and catheter fasteners is characterized by a wide range of generic competition. The most dominant competitor in the suture strip market is 3M. The Company’s skin care products compete in a commodity oriented marketplace with Medline, Provon and a number of others.

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

Product Sourcing

The Company maintains manufacturing facilities in Toronto, Canada, and Nantong, China. The Toronto and Nantong facilities manufacture the Company’s line of basic and advanced wound care and its wound closure-specialty securement device products. The Derma line of wound and skin care products and the FAD line of adhesive bandages and related first aid products are outsourced. A number of basic and advanced wound care products are sourced in semi-finished and finished form directly from suppliers. Derma Canada also serves in a distributor capacity (sourcing finished products directly from suppliers) for a number of medical device products in Canada.

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

United States - Scope of Regulation

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

        All of the devices currently marketed by the Company, with the exceptions of Sterile Water and Sterile Saline, have been found by the FDA to be substantially equivalent to a Pre-amendment Device and are, therefore, classified in Class I. Sterile Water and Sterile Saline are classified in Class II. ALGICELLTM Ag Dressings with antimicrobial silver and MEDIHONEYTM Wound & Burn Dressings with Active Leptospermum Honey are unclassified.

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

Employees

        The Company maintained 165 full-time and 22 part-time employees at December 31, 2008. Of these employees, 82 are located in the United States, 67 in Canada and 38 in China. The Company considers its employee relations to be satisfactory.

Item 1A. Risk Factors

Factors Affecting Future Prospects

The Company has generated only nominal income and it cannot guarantee future profitability.

The Company earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $3,961,937 in 2008, $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At December 31, 2008, the Company had an accumulated deficit of $19,663,823. Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The Company’s liquidity may be dependent upon amounts available under its existing line of credit or amounts available through additional debt or equity financings.

In 2008, the Company incurred a net operating loss and generated negative cash flow from operating activities. The Company utilized funds from its line of credit to fund its operations. The Company has taken steps to improve its overall liquidity and believes it has sufficient liquidity to meet its needs for the foreseeable future. However, in the event the Company’s cash flow from operating activities is insufficient to meet its requirements, the Company may be constrained either to refinance its current line of credit or seek equity financing. There can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to the Company.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of the Company’s shares.

Up to 19,223,291 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 40,140,743 shares of common stock currently outstanding.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

The Company’s stock price has been volatile and this volatility is likely to continue.

Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2004 through 2008 are set forth in the table below:

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007	$0.58	$1.40
2008	$0.20	$1.35

Events that may affect the Company’s common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors; and
•	The loss of a major customer.

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

If members of the Company’s management and their affiliates were to exercise all warrants and options held by them, and if substantially all of the authorized but unissued restricted stock awards were granted to members of management and were to vest, members of management and their affiliates could acquire effective control of the Company.

The executive officers and directors of the Company, together with institutions with which they are affiliated, own substantial amounts of the Company’s common stock, together with outstanding options and warrants to purchase the Company’s common stock. In addition, the Company has adopted, and its shareholders have approved, a restricted stock plan pursuant to which the Company’s outside directors and executive officers may be awarded up to 2,500,000 shares of restricted stock. Outside directors have been awarded to date 175,000 shares of restricted common stock that have not yet vested. Depending upon the warrants and options exercised by outside investors, if directors, executive officers and affiliates were to exercise their options and warrants, and if additional shares of restricted stock are awarded to the Company’s directors and executive officers and such awards vest, members of management and their affiliates could obtain effective control of the Company. As a result, these officers, directors and affiliates of the Company would be in a position to significantly influence the strategic direction of the Company, the composition of its board of directors and the outcome of fundamental transactions requiring shareholder approval.

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

Approximately seventy-five percent of the Company’s products are manufactured by third party manufacturers.

Approximately seventy-five percent of the Company’s products are manufactured by third party manufacturers. One manufacturer produces advanced wound care products which account for about twenty percent of the Company’s sales. Each of the Company’s other manufacturers produce products that individually account for less than ten percent of the Company’s sales.

The Company maintains good relations with its third party manufacturers. Although there are several manufacturers potentially available for each of the Company’s products, if a current manufacturer were unable or unwilling to continue to manufacture the Company’s products, distribution and sales of the affected products could be delayed for the period necessary to secure a replacement.

Competitors could invent products superior to those of the Company and cause its products and technology to become obsolete.

        The Company operates in an industry where technological developments occur at a rapid pace. The Company competes with a large number of established companies and institutions many of which have more capital, larger staffs and greater expertise than the Company. The Company also competes with a number of smaller companies. The Company’s competitors currently manufacture and distribute a variety of products that are in many respects comparable to those of the Company. While management has no specific knowledge of products under development by the Company’s competitors, it is possible that these competitors may develop technologies and products that are more effective than any the Company currently has. If this occurs, any of the Company’s products and technology affected by these developments could become obsolete.

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

Item 2. Properties

        The Company’s headquarter offices are located in Princeton, New Jersey. In February, 2008 the Company completed an expansion and renovation of the offices increasing its square footage to 8,024. The amended lease’s monthly payment is $19,726 and the lease expires in August 2012. The Company also leases a 42,400 square foot warehouse in Fenton, Missouri, at a rate of $21,604 per month, under a lease that expires in March 2011. This facility serves as the distribution center for the Company’s non-FAD products.

        In November 2007, the Company entered into a lease for $18,750 per month for approximately 50,000 square feet of manufacturing and distribution space at the former NutraMax facility in Houston, Texas through April, 2009. In December 2008, the Company entered into a three year lease for 52,770 square feet of warehouse space in Houston, Texas at a rate of $24,142 per month. This facility will serve as the distribution center for the Company’s FAD products. Occupancy is scheduled for April 2009, in connection with the termination of the existing lease.

        Derma Canada leases 45,640 feet of office and manufacturing space, at a rate of $17,478 per month, under a lease that expires in August, 2012. In November 2006, the Company leased an additional 15,499 square feet of space at a rate of $5,390 per month and in October, 2007 an additional 15,260 square feet at a rate of $5,307 adjacent to its Toronto office and manufacturing space, both of which leases expire in August, 2012. A subsidiary of Derma Canada also leases 11,400 square feet of office and manufacturing space in Nantong, China, at a rate of $1,596 per month, under a lease that expires in December, 2013.

        Management believes that the Company’s facilities are adequate to meet its office, manufacturing and distribution requirements for the foreseeable future.

Item 3. Legal Proceedings

        The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to the Company’s stockholders during the fourth quarter of fiscal 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of
                Equity Securities

        The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol "DSCI.OB." The Common Stock is listed on the Boston Stock Exchange. However, the Common Stock has not been eligible for trading on the Boston Stock Exchange since the suspension of trading of all listed securities by the Boston Stock Exchange in October, 2007. The Company's Common Stock commenced trading on May 13, 1994. The following table sets forth the high and low bid prices for the Company's Common Stock on the OTC Bulletin Board at the end of the indicated calendar quarters:

Quarter Ended	High	Low

2008

March 31, 2008	$1.35	$0.74
June 30, 2008	$1.05	$0.80
September 30, 2008	$0.95	$0.27
December 31, 2008	$0.70	$0.20

2007

March 31, 2007	$0.87	$0.66
June 30, 2007	$1.10	$0.59
September 30, 2007	$0.97	$0.60
December 31, 2007	$1.40	$0.58

        The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for the Company's preferred stock. As of the close of business on February 27, 2009 there were 1,225 holders of record of the Common Stock. The Company has paid no cash dividends in respect of its Common Stock and does not intend to pay cash dividends in the near future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference to Consolidated Financial Statements

        Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements set forth in Item 8.

Overview of Consolidated Operating Results

        The following table highlights the year ended December 31, 2008 versus 2007 operating results:

	Year Ended December 31,
	2008	2007	Variance

Gross Sales	$60,431,835	$42,712,304	$17,719,531	41.5%
Sales adjustments	(10,232,407)	(8,576,903)	(1,655,504)	19.3%

Net sales	50,199,428	34,135,401	16,064,027	47.1%
Cost of sales	35,289,684	22,530,986	12,758,698	56.6%

Gross profit	14,909,744	11,604,415	3,305,329	28.5%

Selling, general and administrative expense	17,196,863	11,885,368	5,311,495	44.7%
Research and development expense	653,326	993,069	(339,743)	(34.2%)
Interest expense	940,148	413,992	526,156	127.1%
Loss on debt extinguishment	-	256,628	(256,628)	-
Other expense, net	22,529	77,929	(55,400)	(71.1%)

Total expenses	18,812,866	13,626,986	5,185,880	38.1%

(Loss) income before income taxes	(3,903,122)	(2,022,571)	(1,880,551)	93.0%

Provision for income taxes	58,815	262,034	203,219	(77.6%)

Net loss	$(3,961,937)	$(2,284,605)	$(1,677,332)	73.4%

Gross to Net Sales Adjustments

Gross sales are adjusted for trade rebates, distributor fees (in Canada), sales incentives, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. The Company’s exclusive distributor in Canada normally carries three to four months’ inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at December 31, 2008, the trade rebate reserve would be overstated by approximately $240,000. If the normal rebate cycle were one month greater than estimated at December 31, 2008, the trade rebate reserve would be understated by approximately $480,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

Returns and allowances and cash discounts are accrued monthly based on recent historical activity.

Gross to net sales adjustments comprise the following:

	Year Ended December 31,
	2008	2007

Gross Sales	$60,431,835	$42,712,304

Trade rebates	(7,446,780)	(6,636,302)
Distributor fees	(1,135,901)	(1,135,072)
Sales incentives	(481,803)	(225,386)
Returns and allowances	(694,765)	(300,042)
Cash discounts	(473,158)	(280,101)

Total adjustments	(10,232,407)	(8,576,903)

Net sales	$50,199,428	$34,135,401

Trade rebates increased in 2008 versus 2007 due principally to an increase in the overall Canadian rebate percentage due to renewal of buying group contracts at lower selling prices and continuing growth of rebate intensive U.S. private label sales. The change in distribution fee expense is commensurate with the change in Canadian net sales upon which it is based. The increase in sales incentive expense relates principally to a full year of FAD incentives. The sales returns and allowances increase is due principally to a full year of FAD sales and a higher level of FAD returns and allowances associated with the integration of this business during 2008 coupled with a large private label return, partially offset by lower Canadian returns. Cash discounts increased commensurate with an increase in the U.S. sales subject to discount.

Rebate Reserve Roll Forward

A twelve month roll forward of the trade rebate accruals at December 31, 2008 and 2007 is outlined below:

	Year Ended December 31,
	2008	2007

Beginning balance – January 1	$2,407,709	$1,819,558
Rebates paid	(7,194,403)	(6,048,151)
Rebates accrued	7,446,780	6,636,302

Ending balance – December 31	$2,660,086	$2,407,709

The $252,677 increase in the trade rebate reserve balance in 2008 reflects continued growth of the rebate intensive U.S. private label business coupled with a timing related delay in the payment of the corresponding rebates together with an increase in the Canadian rebate reserve (in local currency) due to higher sales, an increase in the overall rebate percentage due to renewal of buying group contracts at lower selling prices coupled with an increase in the exclusive distributor’s inventory level. These increases were partially offset by an overall reduction in the Canadian reserve due to the weakening of the Canadian dollar in the fourth quarter of 2008. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the December 31, 2008 versus 2007 product line net sales and gross profit:

	Year Ended December 31,
	2008	2007	Variance

Net Sales	$50,199,428	$34,135,401	$16,064,027	47.1%

Cost of sales	35,289,684	22,530,986	12,758,698	56.6%

Gross Profit	$14,909,744	$11,604,415	$3,305,329	28.5%

Gross Profit %	29.7%	34.0%

Consolidated net sales increased $16,064,027, or 47.1%, in 2008 versus 2007. Canadian net sales decreased $232,253, or 1.9%, to $12,091,858 in 2008 from $12,324,111 in 2007. This decrease was driven by lower sales of $228,888 and unfavorable exchange of $3,365. Price erosion and some softness in demand in the fourth quarter, partially offset by a modest distributor inventory build and gross Medihoney sales of $152,267 are principally responsible for the sales decrease. U.S. net sales increased $16,296,280, or 74.7%, to $38,107,570 in 2008 from $21,811,290 in 2007. The increase was driven by the addition of incremental FAD sales of $15,654,910 coupled with higher advanced wound care sales of $1,546,584, offset by lower traditional wound care, private label, specialty fixation device and skin care sales. The higher advanced wound care sales reflect continued growth of Medihoney together with the balance of the line in response to increased sales and marketing support. Gross U.S. Medihoney sales in 2008 were $1,361,624. The decrease in private label sales reflects softening demand from several customers partially offset by strengthened demand from others. Specialty fixation device sales declined due to the discontinuation of a private label agreement in 2007. Excluding FAD sales, U.S. sales increased $641,368, or 3.2%.

Consolidated gross profit increased $3,305,329, or 28.5%, in 2008 versus 2007. The consolidated gross profit margin percentage decreased to 29.7% in 2008 from 34.0% in 2007. Canadian gross profit decreased $104,625, or 2.6%, to $3,947,185 in 2008 from $4,051,810 in 2007. The Canadian gross profit margin percentage decreased to 32.6% in 2008 from 32.9% in 2007. The decrease in Canadian 2008 gross profit dollars reflects the lower gross profit margin percentage. The decline in Canadian gross profit margin percentage principally reflects the adverse impact of lower production volumes on overhead absorption and unfavorable labor efficiency (smaller than normal production runs) together with unfavorable purchase price variances in the fourth quarter associated with higher China product costs. U.S. gross profit increased $3,409,954, or 45.2%, to $10,962,559 in 2008 from $7,552,605 in 2007. The U.S. gross profit margin percentage decreased to 28.8% in 2008 from 34.6% in 2007. The increase in U.S. gross profit dollars reflects higher sales, partially offset by the decline in gross profit margin percentage. The decrease in gross profit margin percentage is principally attributable to the addition of lower margined FAD sales. FAD gross profit margin percentage in 2008 was lower than normal due principally to the need to continue higher cost domestic manufacturing to meet customer demand. Excluding FAD, U.S. gross profit decreased $118,246, or 1.6%, and the gross profit margin percentage would have been 34.0%, versus 35.2% in 2007. The decrease in the U.S. gross profit margin dollars (excluding FAD), reflects the lower gross profit margin percentage. The decrease in the U.S. gross profit margin percentage (excluding FAD) is attributable to the loss of the higher margined specialty fixation private label agreement in 2007, unfavorable product sales mix and higher transportation and product costs.

Selling, General and Administrative Expenses

The following table highlights December 31, 2008 versus 2007 operating expenses by type:

	Year Ended December 31,
	2008	2007	Variance

Distribution	$1,893,146	$1,062,766	$830,380	78.1%
Marketing	1,781,128	1,512,338	268,790	17.8%
Sales	5,714,899	3,088,052	2,626,847	85.1%
General administrative	7,807,690	6,222,212	1,585,478	25.5%

Total	$17,196,863	$11,885,368	$5,311,495	44.7%

Selling, general and administrative expenses increased $5,311,495 or 44.7%, in 2008 versus 2007, including a decrease of $2,542 in Canadian selling, general and administrative expenses attributable to exchange.

Distribution expense increased $830,830, or 78.1%, in 2008 versus 2007. Expenses in Canada decreased $41,127 (including a $1,168 benefit related to exchange) while expenses in the U.S increased $871,507. The decrease in Canada relates to lower utility and maintenance expense, partially offset by lease settlement costs associated with the Company’s former Canadian distribution center. The U.S. increase was driven by the addition of incremental FAD expense of $822,852 (including one-time transition related costs that are not expected to recur) coupled with incremental personnel and operating costs in St. Louis in support of the non-FAD business.

Marketing expense increased $268,790, or 17.8%, in 2008 versus 2007. The increase is principally attributable to U.S. increases of $234,779 to $1,649,044 in 2008 from $1,414,264 in 2007. These increases related to $74,856 in clinical personnel, trade show and promotion expense principally in support of the Company’s advanced wound care growth initiatives, partially offset by the absence of any bonus payout in 2008 and $159,924 in incremental FAD expenses reflecting a full year of activity and the addition of a graphic artist. Canada expense increased $34,010 (including a $2,032 benefit related to exchange), or 34.7%, reflecting a higher level of advanced wound care marketing effort, principally for Medihoney.

Sales expense increased $2,626,847, or 85.1%, in 2008 versus 2007. Expenses in Canada increased $160,220 (including a $4,099 benefit related to exchange) while expenses in the U.S. increased $2,466,627. Expenses in Canada increased principally due to consulting costs related to the sale of Medihoney, higher travel costs, higher buying group administrative fees (sales volume related) and implementation of a distributor sales incentive program, partially offset by the absence of any bonus payout in 2008. The U.S. increase was principally attributable to an expansion of the sales force to support the Company’s advanced wound care products, starting in June 2007, from two representatives to one national sales director and ten sales representatives and the inclusion of the FAD sales force. The sales force expansion involved incremental costs of $1,338,170 from $1,954,933 in 2007 to $3,293,103 in 2008, partially offset by the absence of any bonus payout in 2008. Incremental FAD sales expenses of $1,002,817 reflect a full year of activity. Higher customer service costs of $125,640 to support the expanded business, also contributed.

General administrative expense increased $1,585,478, or 25.5%, in 2008 versus 2007. Expenses in Canada decreased $96,797 (including $4,757 of expense related to exchange) while expenses in the U.S. increased $1,682,275. The decrease in Canada reflects lower bonus and Sarbanes-Oxley consulting expenses (more extensive and costly first year testing in 2007 not repeated in 2008) partially offset by normal year-to-year compensation and benefit increases and one new materials management position (transferred from U.S.). The U.S. increase principally reflects incremental intangible amortization expense of $767,811 related to the FAD acquisition, higher finance and IT employee costs of $266,251 associated with new hires in the second half of 2007 and in 2008 to support the growth in the business and expanding regulatory requirements, higher bad debt expense of $267,047 principally attributable to integration of the FAD business, higher rent of $98,881 and depreciation of $58,713 associated with the expansion of the headquarters office in February 2008, higher investor relations costs of $107,381 due to expanded efforts in this area, higher equity based compensation costs of $124,683, higher legal costs of $85,381 related to patent infringement defense, debt covenant compliance and finalization of the Nutramax settlement, higher accounting fees of $73,468 associated with an expansion of scope due to the addition of FAD and an expanding regulatory environment, higher insurance costs of $62,071 associated with the addition of FAD, higher IT operating costs of $36,641 principally in support of the FAD acquisition, recruiting costs of $26,892, together with normal year-to-year compensation and benefit and other inflationary cost increases, partially offset by lower bonus of $229,500, lower Sarbanes Oxley consulting expenses of $71,049 associated with a planned reduction in scope for the second year of testing and the transfer of one materials management position to Canada.

Research and Development Expense

Research and development costs of $653,326 for the year ended December 31, 2008 relate to ongoing development, consulting and legal expenses of DSC 127 that was initiated in the first quarter 2008. The 2007 expense consists of $868,069 associated with the licensing of the DSC 127 technology in November 2007 and $125,000 associated with the license of certain anti-microbial technology in March 2007.

Interest Expense

Interest expense increased $526,156 to $940,148 in 2008 from $413,992 in 2007. Interest expense in Canada decreased $29,556 while interest expense in the U.S. increased $555,713. The decrease in Canada reflects the payoff of all Canadian debt in September 2007. The 2007 interest amount included a $93,821 non-cash charge related to the issuance of common stock warrants in connection with a private placement of securities in November 2007. Interest charges related to the common stock warrants ceased in December 2007 upon approval of an increase in authorized common shares. The $649,534 (adjusted for the 2007 non-cash charge) increase in 2008 U.S interest expense is due to the financing associated with the FAD acquisition in November 2007, partially offset by higher interest income of $37,119.

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

Other Expense

Other expense decreased $55,400 to $22,529 in 2008 from $77,929 in 2007. The main drivers for the decrease in 2008 were higher royalty and other miscellaneous income, partially offset by higher foreign exchange expense.

Income Taxes

The Company recorded a $63,823 current foreign tax provision and a $5,008 deferred foreign tax benefit in 2008 based on the Company’s Canadian subsidiary’s operating results. No provision was made for the Company’s U.S. operations in 2008 due to a net operating loss coupled with available net operating loss carry forwards. The Company recorded a $262,034 deferred foreign tax provision in 2007 related to its Canadian subsidiary’s operating results.

Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

The Company generated a net loss of $3,961,937, or $0.10 per share (basic and diluted), in 2008 compared to a net loss of $2,284,605, or $0.09 per share (basic and diluted), in 2007.

Liquidity and Capital Resources

Operational Overview

Net sales increased 47.1% (1.4% excluding FAD) in 2008 over 2007. This growth was driven by a sales increase in the U.S. of 74.7% (3.5% excluding FAD), together with a decrease in Canadian sales of 1.9%. Sales growth in the U.S. was driven by incremental sales associated with the FAD business (acquired November 8, 2007) of $15,763,189 coupled with growth of the advanced wound care line. FAD sales continue to represent a growth opportunity for the Company. Gross U.S. sales of the Company’s new Medihoney product launched in October 2007 were $1,361,624 in 2008 versus $113,394 for three months in 2007. Gross U.S. sales of the Company’s silver alginate product were $1,103,409 in 2008 versus $683,462 in 2007. In the fourth quarter 2008, the Company launched the MedEfficiency line of Total Contact Cast systems and XTRASORB. In January 2009, the Company launched MOBILITY 1. In February 2009, the Company received clearance from the Food and Drug Administration for the marketing and sale of BIOGUARD, the Company’s new novel infection control product. The launch and approval of these promising new products bodes well for the future growth of the Company’s higher-margin advanced wound care product line. Private label sales are expected to grow by virtue of anticipated increases in core product demand and the realization of new business opportunities. Skin care sales continue to deteriorate in the face of competitive pressure and a reduction of resources allocated to support the line. Sales for the specialty fixation and closure device line, while experiencing some fluctuation over the past several quarters, are expected to be relatively stable going forward. Adjusted for exchange, Canada sales to its exclusive distributor were off slightly in 2008. Measured in local currency, sales of the Company’s products reported by the Canadian distributor continued to grow, albeit modestly. Expanded marketing and sales efforts, a continued focus on contract compliance, exploring opportunities in other market segments (other than the Company’s traditional strength in the acute care segment) and working closely with the Company’s exclusive Canadian distributor to capitalize on sales growth opportunities are expected to generate positive results going forward. With gross sales of $152,267 in 2008 the Company’s new Medihoney product has started to gain traction in Canada. The Company is actively pursuing distributors in numerous countries to increase its international sales. A number of the Company’s advanced wound care products have recently earned CE mark status and the Company anticipates that during 2009 it will establish agreements with distributors in Europe and the Middle East.

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

At the time of the FAD acquisition in November 2007, the seller was in the process of transferring its domestic production to China and decommissioning most of its U.S. manufacturing infrastructure and overhead. Completion of this initiative will allow the FAD business to reduce its existing product costs thereby allowing it to better compete. Since the acquisition, the Company has had to continue manufacturing a portion of its adhesive strip requirements in its U.S. facility at higher cost while working to complete the transfer of products to China and evaluating other cost effective sources of supply. U.S. production was discontinued in October 2008 at which time the Company began to realize the significant savings associated therewith.

Operating expenses increased 44.7% in 2008 over 2007 in line with expectations. The increase is attributable to incremental FAD expenses (intangible asset amortization, planned sales and marketing expenses), planned increases in distribution, marketing and sales expenses in support of the Company’s growth initiatives and higher professional service fees as a result of increasing regulatory requirements, bad debt expenses related to the FAD integration and increased corporate office rent to accommodate growth and FAD assimilation. Excluding these expenses, growth in the balance of operating expenses is in line with inflation and continues to be closely monitored.

In November 2007, the Company made a significant investment in research and development via the licensing of certain angiotensin analog technology. The initial evaluation of the market potential and probability of obtaining approval for sale of products employing this technology was determined to be favorable. Products employing this technology entered the phase II portion of product development trials in the first quarter 2008. Completion of the phase II study is expected by the second quarter of 2010. Presently, the Company plans to take the product through phase II at an estimated cost of $1,600,000, including the $653,326 spent on research and development in 2008. Upon completion of the phase II study in 2010, the Company will reevaluate the market potential of the product and the probability of its ultimately being approved for sale to determine the best future course of action to take with this product.

In November 2007, in connection with the FAD acquisition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. Given the significant increase in debt, interest expense has become a larger component of the Company’s overall cost structure going forward.

The Company reported a loss of $3,961,937, albeit at a diminishing quarterly rate in 2008. While sales and gross profit dollars increased, overall performance was adversely impacted by a deteriorating gross profit margin percentage associated with a combination of unfavorable sales mix and higher transportation and product costs. A delay in the planned leveraging of incremental growth oriented sales and marketing investment, incremental research and development costs, a significant increase in borrowing costs and incremental costs required to remain compliant with increasingly stringent regulatory requirements, were also contributing factors. In response to these conditions, the Company initiated steps in the fourth quarter 2008 to improve performance and liquidity. While not losing sight of its advanced wound care growth objectives, plans were scaled back to more affordable levels resulting in a reduction of selling, general and administrative expenses going forward. Discontinuing U.S. production of FAD products has resulted in a significant reduction in product costs. In addition, steps were taken to identify and eliminate all other non-essential operating costs. The Company anticipates it will continue to operate at a loss in the near term as it implements this new strategy, but fully expects to significantly improve upon its 2008 performance.

Cash Flow and Working Capital

At December 31, 2008 and December 31, 2007, the Company had cash and cash equivalents on hand of $391,038 and $577,096, respectively. The $186,058 decrease in cash reflects net cash used in operating activities of $4,743,967 and cash used as a result of exchange rate changes of $401,684, less cash provided by financing activities of $4,358,248 and net cash provided in investing activities of $601,346.

Net cash used in operating activities of $4,743,967 stems from $494,076 cash provided from operations (net loss plus non-cash items), together with $5,238,043 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations reflects the non-cash items, partially offset by the operating loss incurred. Funding of higher receivable and inventory levels coupled with reductions in accrued expenses were the main drivers behind the net change in ongoing operating assets and liabilities. The change in receivables relates to the increase in sales and a deterioration in receivable aging associated principally with the integration of FAD. The increase in inventory principally reflects the build-up of FAD inventory to better meet customer service requirements during the integration process. The decrease in accrued expenses and other current liabilities principally reflects payment of the 2007 USC license fees of $839,348, accrued bonus (no bonus was accrued in 2008) and timing related changes in Canadian reserves.

Net cash provided by investing activities of $601,346 reflects receipt of $1,193,187 cash from the final settlement of the FAD acquisition purchase price in June 2008. Offsetting the cash provided by this settlement were $120,484 expended for ongoing acquisition related costs and $471,357 in capital expenditures. The capital expenditures consisted of purchases of manufacturing equipment, trade show booth upgrades, leasehold improvements and furniture at corporate headquarters and new computer equipment.

Net cash provided by financing activities of $4,358,248 reflects cash received of $5,728,246 from the sale of common stock and the exercise of common stock warrants and options, net of expenses, increased line of credit borrowings of $2,227,408, less regularly scheduled debt payments of $1,313,749, deferred financing costs of $269,235 principally related to the amendment of the Company’s bank covenants in March 2008 and the transfer of $2,014,422 of cash including $14,422 in earned interest, into a restricted account the use of which is subject to the approval of the lender.

Working capital increased $1,370,613, or 25.5%, at December 31, 2008 to $6,739,651 from $5,369,038 at December 31, 2007. This increase is principally due to the balance of funds raised from the private equity syndication in April 2008 together with the funds received in June 2008 from the final FAD acquisition settlement that have not been set aside in the blocked control account (restricted cash) or expended. Working capital of this magnitude is considered sufficient to support ongoing operations.

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

With the cash on hand at December 31, 2008, together with available revolver capacity of $2,045,800, the Company has $2,436,838 of available liquidity at December 31, 2008.

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

Beginning in 2005, the Company expanded its product in-licensing and development efforts. As a result of these efforts, the Company launched its silver alginate product in November 2006. The Company launched its first Medihoney product in October 2007. This product represents the first of its kind and interest in the product has been high. Sales have increased steadily and current indications are that the planned Medihoney based line of products could result in significant incremental sales. The Company recently launched three new products, the MedEfficiency line of Total Contact Cast systems (October 2008), XTRASORB (November 2008) and MOBILITY 1 (January 2009). All three products have received interest in the marketplace and complement the Company’s existing products. In addition, the Company received clearance for BIOGUARD, its novel antimicrobial infection control product in February 2009, which it expects to launch in June 2009. The Company continues to work on its pipeline and has identified several products that are capable of contributing to future sales growth. The Company anticipates its core business sales will remain relatively stable over the near term.

In recognition of its current financial condition, the Company initiated the following actions beginning in the last quarter of 2008:

1.	While not compromising the overall integrity of the advanced wound care growth strategy, prospective plans in terms of sales and marketing resources were scaled back to more affordable levelsresulting in an immediate reduction of expense. Plans are in place to better measure the ongoing return on sales and marketing resources deployed. Assuming the existing resources in place are generating the expected return, the Company will prospectively expand its investment in sales and marketing resources in support of its advancedwound care growth strategy, as financial conditions allow.

2.	The FAD business represents a significant growth opportunity for the Company. In addition to its core business opportunities, the FAD business will serve as a platform for introducing the Company’s existing advanced and traditional wound care products to new customers and markets, especially the retail market. The FAD is presently working on a number of significant opportunities for sales growth. The Company began to realize the significant savings associated with discontinuing its higher cost U.S. production in the fourth quarter. In addition, the FAD is working to firm up a cost effective supply chain for its adhesive bandages and first aid related products. The new supply chain is expected to be in place by mid-2009, at which time the Company expects to be able to further reduce its product costs and improve liquidity by significantly reducing the level of inventory required to support the ongoing business.

3.	Steps were taken to identify and eliminate all non-essential operating costs. No salaryincreasesor bonuses are planned until the Company’s performance and liquidity improves. Expected savings resultingfrom these measures were factoredinto the Company’s 2009 operating budget.

4.	The Company made a significant investment in DSC 127 beginning in December 2007. While the launch of DSC 127 is several years away, the market potential for this product is considered to be considerable. The product began phase II trials in early 2008 to achieve proof of principle in a human model. The phase II trials are expected to be completed by mid-2010. The projected cost to complete the phase II trials are approximately $1,600,000, including the$653,326 incurred in 2008. The Company plans to continue with this investment and anticipates spending approximately $950,000 on the Phase II over the next eighteen months.

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

With the planned improvement in operations and working capital requirements (associated with a reduction in FAD inventory), together with the available cash on hand and additional borrowing capacity as of December 31, 2008, the Company anticipates having sufficient liquidity in place to meet its operating needs and debt covenants through the next twelve months.

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

Revenue Recognition and Adjustments to Revenue

Revenue is recognized when product is shipped and title passes to the customer and collectability is reasonably assured. When the Company recognizes revenue from the sale of its products, it simultaneously adjusts revenue for estimated trade rebates and distribution fees (in Canada). A trade rebate represents the difference between the invoice price to the wholesaler and the indirect customer's contract price. These rebates are estimated based on historical experience, estimated future trends, estimated customer inventory levels, current contract sales terms with wholesale and indirect customers and other competitive factors. The Company pays its exclusive Canadian distributor a fixed fee based on sales subject to the fee (as defined) for distribution services in Canada. The distribution fee is accrued monthly based on the estimated percentage of distribution fee expense to net sales. If the assumptions used to calculate these rebates and fees do not appropriately reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted. The Company continually monitors the factors that influence these rebates and fees and makes adjustments as necessary.

Goodwill

At December 31, 2008, the Company had $7,119,726 of goodwill consisting of $4,679,684 relating to the FAD acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Derma Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

                                                /s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 31, 2009

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$391,038	$577,096
Accounts receivable, net	3,892,523	3,667,119
Inventories	12,423,042	9,935,977
Prepaid expenses and other current assets	397,117	1,210,135

Total current assets	17,103,720	15,390,327
Cash - restricted	2,014,422	-
Equipment and improvements, net	3,977,853	4,909,049
Goodwill	7,119,726	9,524,305
Other intangible assets, net	5,310,129	5,537,653
Other assets, net	681,472	509,507

Total Assets	$36,207,322	$35,870,841

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit borrowings	3,446,605	1,219,197
Current maturities of long-term debt	1,298,207	1,288,532
Accounts payable	3,614,764	4,092,278
Accrued expenses and other current liabilities	2,004,493	3,421,282

Total current liabilities	10,364,069	10,021,289
Long-term debt	4,065,036	5,292,136
Other long-term liabilities	44,848	82,402
Deferred tax liability	340,871	420,059

Total Liabilities	14,814,824	15,815,886

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 at December 31, 2008
and 2007 (liquidation preference of $4,210,231 at December 31, 2008)	22,804	22,804
Common stock, $.01 par value: authorized shares 150,000,000;
issued and outstanding shares: 40,140,743 at December 31, 2008
and 33,829,755 at December 31, 2007	401,407	338,298
Additional paid-in capital	40,027,645	33,540,952
Accumulated other comprehensive income –
cumulative translation adjustments	604,465	1,854,787
Accumulated deficit	(19,663,823)	(15,701,886)

Total Shareholders' Equity	21,392,498	20,054,955

Total Liabilities and Shareholders' Equity	$36,207,322	$35,870,841

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007

Net Sales	$ 50,199,428	$ 34,135,401
Cost of sales	35,289,684	22,530,986

Gross Profit	14,909,744	11,604,415

Operating expenses
Selling, general and administrative	17,196,863	11,885,368
Research and development	653,326	993,069

Total operating expenses	17,850,189	12,878,437

Operating loss	(2,940,445)	(1,274,022)

Other expense, net:
Interest expense	940,148	413,992
Loss on debt extinguishment	-	256,628
Other expense, net	22,529	77,929

Total other expense, net	962,677	748,549

Loss before provision for income taxes	(3,903,122)	(2,022,571)
Provision for income taxes	58,815	262,034

Net Loss	$ (3,961,937)	$ (2,284,605)

Net loss per common share – basic and diluted	$ (0.10)	$ (0.09)

Shares used in computing loss per common share – basic and diluted	38,606,779	26,523,541

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Preferred Shares Issued	Convertible Preferred Stock	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2007	2,280,407	$ 22,804	24,906,160	$ 249,062	$27,272,440	$ 850,987	$(13,417,281)	$14,978,012

Net loss							(2,284,605)	(2,284,605)
Foreign currency translation adjustment						1,003,800		1,003,800
Comprehensive loss – total								(1,280,805)
Issuance of common stock in
private placement, net of issuance
costs of $389,079			8,571,420	85,714	5,525,201			5,610,915
Cashless exercise of warrants			352,175	3,522	(3,522)			-
Exercise of common stock warrants					93,821			93,821
Employee stock based expense					653,012			653,012

Balance, December 31, 2007	2,280,407	$ 22,804	33,829,755	$ 338,298	$33,540,952	$1,854,787	$(15,701,886)	$20,054,955

Net loss							(3,961,937)	(3,961,937)
Foreign currency translation adjustment						(1,250,322)		(1,250,322)
Comprehensive loss – total								(5,212,259)
Issuance of common stock in
private placement net of issuance
costs of $489,129			6,100,000	61,000	5,549,871			5,610,871
Cashless exercise of options			91,188	911	(911)			-
Exercise of common stock warrants			100,000	1,000	104,000			105,000
Exercise of common stock options			19,800	198	12,177			12,375
Employee stock based expense					821,556			821,556

Balance, December 31, 2008	2,280,407	$ 22,804	40,140,743	$ 401,407	$40,027,645	$ 604,465	$(19,663,823)	$21,392,498

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007

Operating Activities
Net loss	$(3,961,937)	$(2,284,605)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation of equipment and improvements	855,609	773,280
Amortization of intangible assets	1,427,524	659,712
Amortization of deferred financing costs	129,519	119,807
Provision for bad debts	247,000	15,971
Allowance for sales adjustments	690,625	413,029
Provision for inventory obsolescence	349,303	131,151
Loss on disposal of equipment	-	3,164
Deferred rent expense	(60,115)	(28,191)
Compensation charge for employee stock options	773,136	604,592
Compensation charge for restricted stock	48,420	48,420
Non cash interest expense	-	93,821
Deferred tax provision	(5,008)	262,034
Changes in operating assets and liabilities:
Accounts receivable	(476,106)	1,557,072
Inventories	(3,570,840)	(2,519,367)
Prepaid expenses and other current assets	7,724	(742,647)
Other assets	(46,291)	33,929
Accounts payable	(241,634)	1,301,925
Accrued expenses and other current liabilities	(910,896)	925,020

Net cash (used in) provided by operating activities	(4,743,967)	1,368,117

Investing Activities
Acquisition of businesses	-	(13,000,000)
Costs of acquiring businesses	(120,484)	(737,665)
Refund of acquired business escrow funds	1,193,187	-
Purchase of equipment and improvements	(471,357)	(491,212)
Proceeds from sale of equipment	-	2,271

Net cash provided by (used in) investing activities	601,346	(14,226,606)

Financing Activities
U.S. term loan proceeds	-	6,000,000
Cash restricted	(2,014,422)	-
Net change in bank line of credit	2,227,408	1,219,197
Deferred financing costs	(269,235)	(434,190)
Long-term debt repayments	(1,313,749)	(499,550)
Proceeds from issuance of common stock, net of costs	5,728,246	5,610,915

Net cash provided by financing activities	4,358,248	11,896,372

Effect of exchange rate changes on cash	(401,684)	253,270

Net decrease in cash and cash equivalents	(186,058)	(708,847)
Cash and cash equivalents
Beginning of year	577,096	1,285,943

End of year	$ 391,038	$ 577,096

Supplemental disclosures of cash flow information:
Equipment obtained with capital leases	$ 96,324	$ 163,745
Cash paid during the year for:
Interest	$ 809,808	$ 488,184

See accompanying consolidated notes.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1.        Description of Business

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a full line provider of wound care, wound closure and specialty securement devices and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s U.S. distribution facilities are located in St. Louis, Missouri, and Houston, Texas, while the Company’s Canadian distribution facility is located in Toronto. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

The Company incurred net losses of $3,961,937 and $2,284,605 for the years ended December 31, 2008 and 2007, respectively, and has an accumulated deficit of $19,663,823 at December 31, 2008. During 2008 and 2007, the Company has primarily relied on external financing sources to provide the capital necessary to fund operations including the private sale of its common stock and debt financing through its revolving line of credit and U.S. term loan. At December 31, 2008, the Company had working capital of $6,739,651. Management believes the current available working capital and the available capacity on its revolving line of credit will be sufficient to support operations for all of 2009. The continued availability of the revolving line of credit is predicated on the Company’s ability to meet restrictive loan covenants including minimum EBITDA levels and certain ratios of fixed charge coverage, senior debt leverage and total debt leverage for each quarter of 2009. Based on the actions taken during the latter part of 2008 including the curtailment of certain operating expenses and the transfer of production of FAD products from its facility in Houston, Texas to lower cost foreign suppliers, management believes it will comply with the restrictive loan covenants during 2009. Additionally, if necessary to comply with the loan covenants, the Company has the intent and ability to reduce spending in 2009 by further controlling costs that are within management’s discretion. Such costs include certain sales and marketing expenses, salaries, research and development costs related to DSC 127 and certain other general and administrative expenses.

If the Company were unable to comply with the loan covenants during any quarter of 2009, the U.S. lender could declare all amounts under the revolving credit facility and the U.S. term loan as currently due and payable. If this were to occur, the Company would need to secure additional external financing to continue its operations. There is no assurance that the Company would be able to secure additional external financing under commercially reasonable terms, or at all.

2.        Summary of Significant Accounting Policies

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

Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income. For the Company’s Canadian subsidiary, whose functional currency is the Canadian dollar, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in $183,479 and $161,244 of expense for the years ended December 31, 2008 and 2007, respectively.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Cash and Cash Equivalents – The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

Concentration of Credit Risk – Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions in amounts which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any losses in such accounts. The Company's accounts receivable balance is net of an allowance for doubtful accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.

Foreign Operations Risk – The Company’s future operations and earnings will depend to a large extent on the results of its operations in Canada and its ability to continue to maintain a continuous supply of basic wound care products from its own operation and/or its suppliers in China and Mexico. While the Company does not envision any adverse change to the manner in which operations in Canada, China and Mexico are presently being conducted, there can be no assurance that the Company will be able to successfully conduct such operations in the future, and a failure to do so may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. Also, the success of the Company’s operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, foreign exchange prices for the Company’s products, prices for materials and products purchased from suppliers, competition and changes in regulations.

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

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short term nature. The fair value of the Company's long-term debt approximates book value as the debt is at market rates currently available to the Company.

Other Intangible Assets – Patents and trademarks and other intangible assets with definite lives are stated on the basis of cost or fair value as determined as of the date of acquisition. Patent and trademarks are amortized over 12 to 17 years on a straight-line basis. Other intangible assets consisting of product rights, formulations and specifications, regulatory approvals, customer lists, non-compete and other agreements are amortized over 4 to 13 years on a straight-line basis.

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

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Goodwill – The Company tests goodwill for impairment using the two-step process prescribed by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. If the first step indicates an impairment, i.e. when the carrying value exceeds the fair value, then the second step is required to determine the implied fair value of goodwill. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination. The allocation is to be performed as if the reporting unit had just been acquired and the fair value of the unit was the purchase price. The goodwill impairment equals the carrying value of goodwill less the implied fair value of goodwill. The Company performs its goodwill impairment test as of December 31 of each year, or more frequently if impairment indicators are present.

In connection with the acquisitions of certain assets of NutraMax Products, Inc. in 2007 (see Note 3), the Company recorded goodwill of $4,679,684, representing the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. For tax purposes, the goodwill is deductible and is being amortized over fifteen years.

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

        The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. In 2008 and 2007, the Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2004 are no longer subject to federal or state examination. The Company’s State of New Jersey tax returns for the tax years 2002 through 2005 have been examined and there were no assessments. The Company’s 2003 and 2002 Canadian tax returns were subject to examination and adjustment by the Canada Customs and Revenue Agency. These adjustments did not have a material impact on the Company’s financial position, results of operations or cash flows. Tax years prior to 2004 are no longer subject to examination in Canada.

Revenue Recognition – The Company operates in three segments: wound care, wound closure and specialty securement devices and skin care. Sales are recorded when product is shipped or title passes to customers and collectability is reasonably assured. Gross sales are adjusted for cash discounts, returns and allowances, trade rebates, distribution fees (in Canada) and other sales deductions in the same period that the related sales are recorded. Freight costs billed to and reimbursed by customers are recorded as a component of revenue. Freight costs to ship product to customers are recorded as a component of cost of sales.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Advertising and Promotion Costs – Advertising and promotion costs are expensed as incurred and were $1,276,368 and $859,857 in 2008 and 2007, respectively.

Royalties – The Company recognizes royalty expenses associated with the products sold at the time the related sale occurs and records them as a component of cost of sales. Royalty expense for the years ended December 31, 2008 and 2007 was $346,260 and $49,005, respectively.

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the years ended December 31, 2008 and 2007 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2008	2007

Excluded dilutive shares:
Preferred stock	2,280,407	2,280,407
Restricted common stock	175,000	175,000
Stock options	8,022,625	8,223,480
Warrants	8,745,259	8,312,759

Total dilutive shares	19,223,291	18,991,646

Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008, as required. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) impacts the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the accounting for acquisitions completed by the Company after December 31, 2008.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company has not yet determined what, if any, effect EITF 07-5 will have on the results of operations or financial condition.

3.        Acquisitions

        NutraMax Acquisition

        On November 8, 2007, the Company acquired the NutraMax Products, Inc., (“NutraMax”) first aid division (“FAD”) for $13,000,000 cash and a $500,000 potential earn out bonus. The cash purchase price consisted of $10,250,000 paid to NutraMax, $2,000,000 deposited in a supply agreement escrow account and $750,000 deposited in an indemnification escrow account. In addition, the Company incurred $858,148 of capitalizable transaction costs related to the acquisition. On June 26, 2008 the Company and NutraMax reached an agreement on the disposition of the escrowed funds and settled other working capital items. In connection with the settlement the Company received payment of $1,193,187 in full satisfaction of all indemnification and contingent acquisition related matters which has been recorded as an adjustment to the purchase price. The purchased assets consisted of receivables, inventory, equipment, other amortizable intangible assets and goodwill. To fund the acquisition, the Company raised $5,610,915 (net of $389,079 in commission and other offering expenses) from the private sale of 8,571,420 shares of common stock at a price of $0.70 per share, together with 2,142,855 five-year warrants to purchase one share of common stock at a price of $0.77 per share. In addition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. At closing, the Company applied the entirety of the $6,000,000 term loan and approximately $3,000,000 of the revolver in satisfaction of the Company’s obligations under the purchase agreement and related obligations.

        The FAD is a leading manufacturer and marketer of branded and private label adhesive strips and related first aid products to the medical, industrial and retail markets. The FAD’s product line will serve to expand the Company’s existing basic wound care line to new customers and markets, especially the retail market where the Company did not have a presence. The Company anticipates being able to leverage cross selling opportunities presented by the purchase to grow sales. In addition, the Company expects to be able to reduce FAD product costs by completing the transfer of production of FAD products, initiated by NutraMax, to lower cost suppliers. The production transfer was completed in the fourth quarter of 2008.

        The acquisition has been accounted for as a purchase. Accordingly, the results of operations of FAD have been included in the consolidated financial statements commencing November 8, 2007. The allocation of the purchase price is outlined below:

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Purchase Price:

Cash paid, net of settlement	$ 11,806,813
Transaction costs	858,148

Total	$ 12,664,961

Allocation of Purchase Price:

Trade receivables	$ 2,073,800
Inventory	2,343,732
Equipment	297,000
Goodwill	4,679,684
Identifiable intangible assets subject to amortization	4,200,000
Liabilities assumed	(929,255)

Total	$ 12,664,961

        The allocation of the purchase price to the assets acquired and liabilities assumed as reflected in the consolidated financial statements is based on the finalized independent valuation study which established the fair market value of the assets, liabilities and the identifiable intangible assets and liabilities assumed. The intangible assets acquired consist primarily of customer lists, trademarks and other agreements.

        Certain adjustments were made to the preliminary valuation of tangible and intangible assets acquired and liabilities assumed from NutraMax based on the independent valuation study and information available post acquisition. A reconciliation of the preliminary goodwill valuation of $7,084,263 identified in the December 31, 2007 financial statements to the final valuation is as follows:

Goodwill at December 31, 2007	$7,084,263

Less:

Escrow account settlement	1,193,187
Increase in intangible assets	1,200,000
Increase in tangible assets	11,392

Goodwill at December 31, 2008	$4,679,684

        The Company has retained certain NutraMax personnel to perform sales and marketing, manufacturing and distribution activities on a permanent and transitional basis. Manufacturing activities were completed in Houston in the fourth quarter 2008. The Company entered into a lease for NutraMax’s former facility in Houston, Texas through April, 2009. Under the terms of the lease, the Company will pay the landlord $18,750 per month and will be responsible for utilities and ongoing normal repair and maintenance costs.

        The unaudited pro forma information below presents combined results of operations as if the FAD acquisition had occurred on January 1, 2007 instead of November 8, 2007. The pro forma information is based on historical results and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

2007 (Unaudited)

Revenues	$ 48,548,377

Net loss	$ (3,131,722)

Net loss per common share:
Basic and diluted	$ (0.12)

4.        Accounts Receivable

Accounts receivable include the following:

	December 31,
	2008	2007

Accounts receivable	$ 5,213,167	$ 4,070,658
Less: Allowance for doubtful accounts	(370,000)	(123,000)
Allowance for trade rebates	(709,244)	(213,550)
Allowance for cash discounts and
returns	(241,400)	(66,989)

Accounts receivable, net	$ 3,892,523	$ 3,667,119

At December 31, 2008 and 2007 Derma Canada’s net accounts receivable balance was a credit of $1,257,273 and $1,650,528, respectively. The credit balance was primarily attributable to the trade rebate allowance from its largest customer exceeding the underlying trade accounts receivables outstanding. The credit balance has been reclassed to accrued expenses and other current liabilities for financial statement presentation purposes (see Note 10).

5.        Inventories

Inventories include the following:

	December 31,
	2008	2007

Finished goods	$ 9,001,269	$6,660,454
Work in process	443,511	180,823
Packaging materials	700,948	1,152,268
Raw materials	2,277,314	1,942,432

Total inventory	$12,423,042	$9,935,977

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6.        Equipment and Improvements, net

Equipment and improvements include the following:

	December 31,
	2008	2007

Machinery and equipment	$ 5,110,112	$ 5,527,923
Furniture and fixtures	569,617	455,737
Leasehold improvements	1,229,168	1,462,690

	6,908,897	7,446,350
Less: accumulated depreciation	(2,931,044)	(2,537,301)

Total equipment and improvements, net	$ 3,977,853	$ 4,909,049

        Included in equipment and improvements at December 31, 2008 were leased machinery and equipment with a cost of $161,381 and accumulated amortization of $76,656 and furniture and fixtures with a cost of $260,069 and accumulated amortization of $66,301 attributable to leased equipment. Amortization of assets under capital leases is included in depreciation expense.

7.        Other Intangible Assets, net

Other intangible assets, net include the following:

	December 31,
	2008	2007

Patents and trademarks	$ 444,067	$ 444,067
Other intangible assets	7,842,797	6,642,797

	8,286,864	7,086,864
Less accumulated amortization	(2,976,735)	(1,549,211)

Other intangible assets, net	$ 5,310,129	$ 5,537,653

In connection with the various acquisitions of certain assets and assumption of trade payables during 2007 and 2006, the Company allocated $7,500,000 to identifiable intangible assets as outlined below:

	Fair Value	Annual Amortization	Amortization Period

Trademarks and trade names	$1,600,000	$ 135,000	10-13 years
Customer list	3,300,000	600,000	4-10 years
Non-compete agreement	1,200,000	240,000	5 years
Other agreements	1,200,000	300,000	4 years
Certification and product designs	200,000	40,000	5 years

Total	$7,500,000	$1,315,000

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The weighted average useful life of patent and trademarks and other intangibles as of December 31, 2008 and 2007 is 3.8 and 4.9 years, respectively. Actual amortization expense for 2008 and 2007 and estimated thereafter by year is outlined below:

	Patents and Trademarks	Other Intangibles	Total

Actual amortization expense for year ended December 31, 2008	$36,012	$1,391,511	$1,427,524

Actual amortization expense for year ended December 31, 2007	$41,201	$ 618,511	$ 659,712

Estimated amortization expense for years ending December 31,

2009	$ -	$1,316,879	$1,316,879
2010	-	1,315,000	1,315,000
2011	-	1,051,250	1,051,250
2012	-	320,000	320,000
2013	-	285,000	285,000
Thereafter	-	1,022,000	1,022,000

Total	$ -	$5,310,129	$5,310,129

8.        Other Assets, net

Other assets, net include the following:

	December 31,
	2008	2007

Deferred financing costs, net	$559,212	$419,496
Deposits	122,260	90,011

Total other assets, net	$681,472	$509,507

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

9.        Line of Credit Borrowings

In November, 2007, the Company entered into a new five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with a U.S. lender. Advances under the revolving credit agreement may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 42% of eligible inventory (as defined). Interest on outstanding advances under the revolving credit agreement is payable at the LIBOR monthly rate (the "Base Rate") plus 2.75% (the "Base Rate Margin") (3.22% at December 31, 2008). In addition, the Company pays a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the agreement and $6,500,000 ($8,000,000 less a reserve of $1,500,000) together with a monthly collateral management fee of $2,000. Outstanding balances under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada. At December 31, 2008 the Company had an outstanding balance of $3,446,605 under this agreement.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

On March 31, 2009, the Company’s U.S. lender agreed to amend the credit and security agreement to allow the Company to enter into a forbearance agreement with Western Medical to postpone payment of its promissory note due April 18, 2009 and to allow subsequent payments on the subordinated debt beginning in April 2010 provided the Company achieves predetermined liquidity and free cash flow (as defined) objectives and Western Medical further extends for one year the payment of the principal balance, if any, remaining on the promissory note after giving effect to the April, 2010 payment. In return for the amendment, the Company agreed to change its base rate for interest charged to a three month LIBOR rate from a one month LIBOR rate. Further,the base rate margin was increased 150 basis points on the revolving line of credit from 2.75% to 4.25%, on the term loan from 4.25% to 5.75% and on the portion of the term loan secured by restricted cash from 2.25% to 3.75%. In addition, the Company is obligated to increase the revolving loan availability on its revolving line of credit to a minimum of $3,000,000 by December 31, 2009. Failure to achieve the minimum revolving loan availability amount will result in the base rate changing to the greater of 3.00% or the actual rate in effect. In addition, the Company is responsible for the U.S. lender’s reasonable legal feesrelative to the third amendment to the credit and security agreement.

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

Effective March 28, 2008, the Company’s U.S. lender agreed to waive all prior financial and reporting covenant defaults and amend the existing minimum EBITDA, fixed charge coverage, senior debt leverage and total debt leverage covenants, to be measured on a quarterly basis, to allow the Company to implement its growth strategy. Amendment of the covenants was predicated upon the Company’s commitment to raise a minimum of $3,000,000 by May 1, 2008 from the sale of equity and agreement to limit its maximum revolver borrowing to the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000. Not less than $3,000,000 of the equity infusion was required to be applied to the then existing revolver balance which amount will be credited as a component of EBITDA for covenant compliance purposes. The Company incurred fees of $250,000 associated with the granting of the covenant amendment, together with related expenses of $10,829 which are included as additions to deferred financing costs. In March, 2008 the equity infusion requirement was met (see Note 12).

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10.        Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2008	2007

Accrued Canadian sales rebate, net (see notes 3 and 16)	$1,257,273	$1,650,528
USC License Fee (see note 16)	-	839,348
Accrued compensation and related taxes	177,133	520,185
Accrued sales incentives and administrative fees	347,841	249,262
Other	222,246	161,959

Total accrued expenses and other current liabilities	$2,004,493	$3,421,282

At December 31, 2008 and 2007, the value of the Canadian accrued sales rebate and other reserves exceeded the value of the underlying trade receivables outstanding. The net credit balance in trade receivables was reclassified for financial reporting purposes to accrued expense to recognize it as a net liability.

11.        Long-Term Debt

Long-term debt and capital leases includes the following:

	December 31,
	2008	2007

U.S. term loan	$4,700,000	$5,900,000
Promissory note	500,000	500,000
Capital lease obligations	163,243	180,668

Total debt	5,363,243	6,580,668

Less: current maturities	1,298,207	1,288,532

Long-term debt	$4,065,036	$5,292,136

The following are term loan and promissory note maturities over the next five years:

Year Ending December 31,	Term Loan and Promissory Note

2009	$1,200,000
2010	1,700,000
2011	1,200,000
2012	1,100,000
2013	$ -

Total term loan obligations	5,200,000
Less: current maturities	1,200,000

Long-term loan obligations	$4,000,000

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

U.S. Term Loan

In November, 2007, the Company entered into a five-year $6,000,000 term loan agreement with a U.S. lender. Interest on the term loan is payable at the LIBOR monthly rate plus 4.25%, (4.72% at December 31, 2008). Monthly payments of principal in the amount of $100,000 together with interest are due under the agreement. The agreement is secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

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

Effective August 13, 2008 and March 28, 2008, the foregoing financial covenants were amended as described in the third and fourth paragraphs under the heading Line of Credit Borrowings (see Note 9).

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

On March 31, 2009, the Company entered into a Forbearance Agreement (the “Agreement”) with Western Medical to postpone payment of its $500,000 promissory note due April 18, 2009. The Company will continue to make interest payments when due and a final payment of the principal plus accrued interest through the date of payment on April 14, 2010. In consideration for the postponement, the Company agreed to grant Western Medical warrants to purchase 50,000 shares of the Company’s common stock at the market price on the date of execution of the Agreement and agreed to pay Western Medical’s legal fees associated with the preparation and subsequent enforcement of the Agreement.

Capital Lease Obligations

The Company has three capital lease obligations for certain office furniture and distribution equipment totaling $163,243 as of December 31, 2008. The capital lease obligations bear interest at annual rates ranging from 6.8% to 9.6% expiring through February 2011.

        The future minimum lease payments required under the capital leases and the present value of the minimum lease payments as of December 31, 2008 are as follows:

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Year Ending December 31,	Capital Lease Obligations

2009	$107,676
2010	61,463
2011	5,901

Total minimum lease payments	175,040
Less: Amount representing interest	11,797
Present value of capital lease obligations	163,243
Less: Current maturities of capital lease obligations	98,207

Long-term capital lease obligations	$ 65,036

12.        Shareholders’ Equity

Preferred Stock

There are 150,003 shares of series A convertible preferred stock outstanding at December 31, 2008. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 440,003 shares of series B convertible preferred stock outstanding at December 31, 2008. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at December 31, 2008. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at December 31, 2008. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

Common Stock

In March 2008, the Company raised $5,610,871 (net of $489,129 in commission and other offering expenses) from the private sale of 6,100,000 shares of common stock at a price of $1.00 per share, together with 3,050,000 five-year warrants to purchase one share of common stock at a price of $1.20 per share. In addition, the placement agent for the shares sold received 142,500 five-year warrants to purchase one share of common stock at $1.20 per share. The proceeds were used to meet the minimum equity infusion requirements associated with the Company’s March 28, 2008 amended bank covenants, support the Company’s strategic growth initiatives and increase working capital.

        In January 2008, the Company issued 210,988 shares of common stock as follows: (a) 100,000 shares in consideration of $105,000 upon exercise of series G warrants, (b) 19,800 shares in consideration of $12,375 upon exercise of 19,800 stock options, and (c) 91,188 shares upon cashless exercise of 178,200 stock options.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

In accordance with the series F warrant agreement, effective January 4, 2007, the warrant holders effected a cashless exercise of all issued and outstanding series F warrants comprising 1,309,441 warrants with an exercise price of $0.57 per warrant. Based on the thirty day trailing average closing price of $0.78 per share, the warrants had a calculated value of $0.21 each ($0.78 - $0.57), or $274,983 in the aggregate, and were exchanged for 352,175 shares of common stock.

Stock Purchase Warrants

At December 31, 2008, the Company had warrants outstanding to purchase 8,745,259 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

H	2,655,098	$1.00	April 30, 2011
I	754,806	$0.72	April 30, 2011
J	2,142,855	$0.77	May 31, 2013
K	3,192,500	$1.20	April 1, 2013

Total	8,745,259

        On December 31, 2008 the remaining Series G warrants of 2,660,000 expired unexercised.

        Stock Options

The Company has a stock option plan under which options to purchase a maximum of 10,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Under the plan, service based options to purchase 360,000 and 1,880,000 shares of common stock were granted to officers, directors, agents and employees in 2008 and 2007, respectively, with exercise prices ranging from $0.60 to $1.11 per share. Market based options to purchase 700,000 shares of common stock were granted to officers in 2007. In 2008 and 2007, 165,000 and zero plan options were forfeited and 20,000 and 29,000 expired, respectively. In 2008, 198,000 options were exercised. As of December 31, 2008, options to purchase 6,129,625 shares of the Company’s common stock were issued and outstanding under the plan.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of December 31, 2008, non-plan options to purchase 1,893,000 shares of the Company’s common stock were issued and outstanding. In 2008 and 2007, 40,000 and zero non-plan options were forfeited and 137,855 and 165,800 options expired, respectively.

        For the years ended December 31, 2008 and 2007 the fair value of each service based option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the years ended December 31, 2008 and 2007 were as follows:

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

	2008	2007

Risk-free interest rate	3.08%	4.28%
Volatility factor	118%	118%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

In both 2008 and 2007, the risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. In 2008 and 2007, the volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant. The Company uses a seventy-five month volatility period to coincide with the expected stock option life. Based on guidance from Staff Accounting Bulletin 107 and 110, a stock option life of 6.25 years was utilized under the simplified method. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that expired or are cancelled before becoming fully vested, the Company has assumed an annualized forfeiture rate of 1.0% for all options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

For the year ended December 31, 2008 no market based options were awarded. For the year ended December 31, 2007 the fair value of each market based option award was estimated at the date of grant using the binomial/lattice option pricing model. The weighted-average assumptions for the year ended December 31, 2007 were as follows:

2007

Risk-free interest rate	3.97%
Volatility factor	99.3%
Dividend yield	0%
Expected option life (years)	8.5
Contractual life (years)	10

The risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. The volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant, respectively. A one hundred and twenty month volatility period to coincide with the contractual stock option life was utilized. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience for market based options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 0% for all options.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A summary of the Company’s stock option activity and related information for the years ended December 31, 2008 and 2007 follows:

	2008		2007

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	8,223,480	$0.78	5,838,280	$0.94
Granted	360,000	$0.92	2,580,000	$0.68
Forfeited	(205,000)	$0.83	-	-
Expired	(157,855)	$5.81	(194,800)	$4.08
Exercised	(198,000)	$0.63	-	-

Outstanding – end of year	8,022,625	$0.70	8,223,480	$0.78

Exercisable at end of year	6,362,625	$0.70	5,885,980	$0.82

        The weighted average fair value per share of options granted during 2008 and 2007 was $0.80 and $0.72, respectively. The fair value of options vested during 2008 and 2007 was $493,075 and $421,325, respectively.

        The following table summarizes information related to stock options outstanding and exercisable at December 31, 2008:

Range of Exercise Prices	Number Outstanding at 12/31/08	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/08	Weighted-Average Exercise Price

$0.37 - $0.50	2,161,125	4.9	$0.45	2,161,125	$0.45
$0.51 - $0.75	3,468,000	6.7	$0.63	2,255,500	$0.64
$0.80 - $1.20	2,005,000	6.5	$0.87	1,583,750	$0.88
$1.55 - $1.70	341,500	4.8	$1.63	341,500	$1.63
$2.80 - $6.00	47,000	7.0	$3.62	20,750	$4.65

	8,022,625	6.08		6,362,625

        For the years ended December 31, 2008 and 2007, no income tax benefit was recognized related to stock option activity.

        During the year ended December 31, 2008 and 2007, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2008	2007

Cost of sales	$ 58,328	$ 23,825
Selling, general and administrative expenses	714,808	580,767

Total stock option compensation expense	$773,136	$604,592

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

As of December 31, 2008, there was $922,664 of unrecognized compensation cost related to nonvested service based awards and $423,500 related to nonvested market based awards granted under the plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 1.45 years for service based options and 1.0 year for market based options.

Restricted Common Stock

On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $0.83 per share. The fair market value of the grant is being recognized to compensation expense over the three-year service period. For the years ended December 31, 2008 and 2007, $48,420 for each period was recorded in selling, general and administrative expense for these grants.

Shares Reserved for Future Issuance

        At December 31, 2008, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	2,280,407
Common stock options available for grant	3,870,375
Common stock options outstanding	8,022,625
Common stock warrants outstanding (series H – K)	8,745,259
Restricted common stock available for grant	2,325,000
Restricted common stock grants	175,000

Total common stock shares reserved	25,418,666

Securities Registration Obligations

        The Company closed on private syndications of its securities on April 18, 2006, August 3, 2006, November 8, 2007 and April 2, 2008. In connection with each such syndication, the Company agreed with purchasers both to register the securities for public sale and to use its best efforts to maintain the effectiveness of such registration statements. The Company has satisfied its obligations to register the securities issued in each of the aforementioned syndications and has maintained the effectiveness of such registrations through the date hereof.

The securities registration provisions applicable to the April 18, 2006 and August 3, 2006 syndications do not specify liquidated damages for failure to maintain the effectiveness of the subject registration statements. The registration statements relative to these syndications, and the Company’s obligations thereunder, expire on October 20 and November 27, 2009, respectively.

     The securities registration provisions applicable to the November, 2007 and April, 2008 syndications require that if the Securities and Exchange Commission suspends the effectiveness of the subject registration statements prior to all registered securities either having been sold or becoming eligible for unrestricted sale pursuant to Rule 144(b)(1)(i) under the Securities Act of 1933, an event not now anticipated, the Company must pay purchasers one thirtieth of one percent of the purchase price of the securities for each day the registration statement is not effective up to a maximum of ten percent of the purchase price.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The securities purchased in the November, 2007 and April, 2008 syndications are all eligible for unrestricted sale under Rule 144(b)(1)(i) with the exception of securities purchased by a single institutional investor in the total amount of $6,500,000. The Company’s maximum potential liability to the subject investor under the foregoing registration provisions would be $650,000. The Company’s securities registration obligations relative to the November, 2007 and April, 2008 syndications expire on January 2, 2011 and August 29, 2011, respectively.

13.        Operating Segments

The Company consists of three operating segments: wound care, wound closure and specialty securement devices and skin care. Products in the wound care segment consist of basic and advanced dressings, ointments and sprays and adhesive bandages. Wound closure and specialty securement device products include wound closure strips, nasal tube fasteners and a variety of catheter fasteners. The skin care segment consists of antibacterial skin cleansers, hair and body soaps, lotions and moisturizers.

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

Segment sales, gross profit and other related information for 2008 and 2007 are as follows:

Year Ended December 31, 2008

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$ 47,641,194	$1,799,256	$758,978	-	$ 50,199,428

Gross profit	14,059,556	975,357	221,091	-	15,256,004
Total expenses	-	-	-	-	(19,217,941)

Net loss					$(3,961,937)

Net long-lived assets	$ 15,686,129	$ 130,729	$ 41,463	$ 549,388	$ 16,407,708

Year Ended December 31, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$ 30,983,191	$2,260,735	$891,475	-	$ 34,135,401

Gross profit	10,043,756	1,318,148	242,511	-	11,604,415
Total expenses	-	-	-	$(13,889,020)	(13,889,020)

Net loss					$(2,284,605)

Net long-lived assets	$ 19,345,496	$ 146,768	$ 52,350	$ 426,393	$ 19,971,007

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

        A geographical breakdown of the Company’s sales, gross profit and long-lived assets is outlined below:

2008	United States	Canada	Other	Total

Net sales	$35,369,182	$12,091,858	$2,743,388	$50,199,428
Gross profit	$10,585,004	$ 3,364,554	$ 960,186	$14,909,744
Net long-lived assets	$13,323,238	$ 2,627,922	$ 456,548	$16,407,708

2007

Net sales	$20,119,160	$12,324,111	$1,692,130	$34,135,401
Gross profit	$ 7,560,253	$ 3,451,907	$ 592,246	$11,604,415
Net long-lived assets	$15,835,701	$ 3,775,581	$ 359,725	$19,971,007

Other sales and gross profit relate principally to wound care and wound closure and specialty securement devices sales in Europe and are invoiced by the United States operation.

For the year ended December 31, 2008, the Company has a major U.S. customer comprising 10% of U.S. sales and 11% of U.S. operations trade accounts receivable at December 31, 2008. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at December 31, 2008.

14.        Income Taxes

Income (loss) before provision for income taxes consists of the following components:

	2008	2007

Domestic	$(4,060,199)	$(2,588,667)
Foreign	157,077	566,096

Loss before provision for income taxes	$(3,903,122)	$(2,022,571)

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The components of the provision for income taxes are as follows:

	2008	2007

Current:
Federal	$ -	$ -
State	-	-
Foreign	63,823	-

Total current	63,823	-

Deferred:
Federal	-	-
State	-	-
Foreign	(5,008)	262,034
Total deferred	(5,008)	262,034

Total provision for income taxes	$ 58,815	$262,034

        Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred tax liabilities:
Prepaids	$ (28,915)	$ (32,444)
Intangible amortization	(299,658)	(127,402)
Deductible acquisition costs	(110,779)	(113,345)
Depreciation	(280,089)	(435,394)

Total deferred tax liabilities	(719,440)	(708,585)

Deferred tax assets:
Net operating loss carryforwards – U.S.	3,580,429	3,900,236
Net operating loss carryforwards – foreign	-	22,145
Equity based compensation	127,564	111,468
Allowance for sales deductions	512,306	149,063
Amortization of intangibles	948,133	649,882
Inventory adjustments	439,768	197,481
Other	50,466	27,931

Gross deferred tax assets	5,658,667	5,058,206
Valuation allowance	(5,275,646)	(4,765,541)

Total deferred tax assets	383,021	292,665

Net deferred tax liabilities	$ (336,419)	$ (415,920)

The net deferred tax liability relates to the Company’s Canadian operation and consists of a deferred tax asset – current of $4,452 and a net deferred tax liability – long term of $340,871 as of December 31, 2008. The deferred tax asset – current is included in prepaid expenses and other current assets in the consolidated balance sheet. The remaining valuation allowance relates to the U.S. The timing in which the Company can utilize its U.S. federal net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carryforwards and net deferred tax assets, a full valuation allowance has been provided as of December 31, 2008 and 2007.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	December 31,
	2008	2007

Tax expense at federal statutory rate	$(1,327,062)	$(687,674)
State tax, net of federal benefit	(146,334)	(110,442)
Nondeductible expenses	298,277	187,713
Other	704,232	93,253

Total	(470,887)	(517,150)

Change in valuation allowance	529,702	779,184

Provision for income taxes	$ 58,815	$ 262,034

        At December 31, 2008, the Company has net operating loss carryforwards of approximately $9,864,000 for federal income tax purposes that begin to expire in years 2017 through 2028. For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates. The most significant state net operating loss carryforward is approximately $2,425,000 in New Jersey, the site of the Company’s headquarters. New Jersey currently allows the deduction of net operating losses up to 100% of net income. The state has a seven year carryforward period but such period is extended where an otherwise deductible net operating loss was disallowed in full or in part because of previous limitations. The New Jersey carryforwards begin to expire in years 2009 through 2015.

15.        Retirement Benefits

        The Company maintains a profit sharing/401(k) plan for eligible full-time U.S. employees. Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan. Company contributions to the plan for the years ended December 31, 2008 and 2007 were $53,270 and $50,347, respectively.

        The Company’s Canadian subsidiary maintains a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees. The Canadian subsidiary makes a matching contribution of 50% of an employee’s contribution to a maximum of 3% of annual gross earnings. Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency. The Company’s Canadian subsidiary’s contributions to the plan for the year ended December 31, 2008 and 2007 were $60,360 and $54,939, respectively.

16. Commitments

        Operating Leases

The Company has operating lease agreements for its facilities and equipment expiring in various years through 2012. Rent expense under non-cancelable operating agreements amounted to $1,468,289 and $1,280,654 in 2008 and 2007, respectively. The leases provide for increases in future minimum annual rental payments based on specified conditions over the life of the lease and/or annual inflationary increases tied to a published price index. The leases provide for renewal options consistent with the terms of the current lease. It is expected that these leases will be renewed or replaced by leases on other properties.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Net minimum future rental payments under these operating leases as of December 31, 2008 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2009	$1,390,682
2010	1,432,739
2011	1,216,264
2012	591,325
2013	24,286
Thereafter	-

Net minimum future rental payments	$4,655,296

        Minimum rental payments associated with the U.S. distribution lease range from $11,000 per month in year one to $21,600 in year five of the lease term. The Company is recording lease expense monthly at $16,300, the weighted average monthly lease expense over the life of the lease. The difference between the monthly lease expense being recorded and the amount paid is being recorded as deferred rent expense on the balance sheet. At December 31, 2008, $10,872 of deferred rent expense was recorded.

        Comvita Licensing, Manufacturing and Sales Agreement

        On February 13, 2006 the Company entered into an exclusive five year licensing, manufacturing and sales agreement (the “Agreement”) with Comvita New Zealand Limited, whereby the Company will manufacture and sell a line of Manuka Honey based wound care products developed by Comvita. These products are supported by proprietary intellectual property that will serve to provide a competitive advantage in the market place. Access to this technology and these products represents a significant milestone in the Company’s strategy to build a larger presence in the advanced wound care market segment. Under the Agreement, the Company receives exclusive rights to manufacture and sell its branded products throughout North and South America within the professional medical-surgical marketplace (i.e. extended care, acute care, home care, etc.) and non-exclusive rights within the consumer marketplace. Comvita retains the right to these products in the consumer marketplace and has the option to purchase its branded consumer product requirements from the Company at agreed upon pricing.

        In accordance with the Agreement, the Company will purchase its requirements for active honey from Comvita at agreed upon pricing. As consideration for the grant of the license, the Company will pay Comvita a royalty based on sales. The Agreement calls for the Company to spend a minimum of either $200,000 or 8% of sales per year on advertising and promotion in support of these products. Further, the Agreement calls for minimum sales achievement targets beginning in the second year of the Agreement and each year thereafter to maintain exclusivity. The Agreement commenced upon the receipt of regulatory approval of the first product which occurred during the fourth quarter of 2007. The Company achieved its minimum sales objective in the first year of the Agreement. In 2008 and 2007, the Company purchased $347,935 and $51,436 of active honey and incurred $113,203 and $8,472 of royalties under the Agreement, respectively.

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

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

Royalties are payable upon the Company’s net sales of products utilizing the Technology for sales within exclusive and non-exclusive territories at specified rates. The Agreement provides for escalating minimum royalty payments for each contract year. In the event for a given contract year the Company fails to make the required minimum royalty payments, QMT’s exclusive remedies (depending on the magnitude of the failure) would be either termination of the Company’s exclusive rights to the Technology or termination of the Agreement.

QMT received clearance from the FDA for use of the Technology in February 2009. The Company is in the process of initiating the actions necessary to launch the first product utilizing this technology in June 2009.

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

The Company paid to or on behalf of USC an initial license fee of $839,348 during the first quarter of 2008. The initial license fee was charged to research and development expense in 2007. Additionally, the Company will pay USC royalties relative to sales of products employing the Angiotensin Analog Technology at specified rates in respect of revenues less than $100 million and revenues equal to or greater than $100 million, respectively. In addition, the Company will make milestone payments to USC of up to $9,625,000 predicated upon obtaining approval of the FDA of various indications for the Angiotensin Analog Products as well as the attainment of various sales objectives. Further, the Company is obligated to spend at least $1,250,000 on direct marketing of the initial Angiotensin Analog Product within twelve months of the FDA’s approval thereof.

The compound employing the Angiotensin Analog Technology is classified as a “drug” the sale of which is conditioned upon FDA approval. The process of obtaining FDA approval for the compound consists of subjecting the compound to a series of pre-clinical and clinical studies, these latter known as phase I, phase II and phase III studies.

The compound has successfully undergone pre-clinical and phase I clinical studies. The phase II clinical studies commenced in 2008 and are expected to be concluded by mid 2010. If the phase II clinical studies are successful, phase III clinical studies are expected to begin in July, 2010 and, barring unforeseen events, are expected to be completed by mid 2013. In the event the phase III clinical studies are successful, evaluation of the clinical studies by the FDA is expected to be completed by mid 2014.

Financial Index

DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The Company’s costs incident to conducting phase II and phase III clinical studies relative to the compound are expected to aggregate approximately $1.6 million and $10.0 million, respectively. The Company is under no obligation to undertake or complete phase II or phase III studies. Should it elect not to do so, the Company may either sublicense the Angiotensin Analog Technology to one or more pharmaceutical concerns or release the Technology to USC. In this latter event, USC would reimburse the Company for certain of its costs incident to clinical studies that have theretofore been performed.

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

With respect to sales made by the distributor, the Company will pay the distributor an agreed upon distribution fee and a specified incentive for growth (as achieved). The Company will reimburse the distributor for the difference between the price paid by the distributor and the Company’s contract price with the end customer upon submission by the distributor of an agreed upon rebate report. Further, the agreement requires the distributor to meet specified minimum regular sales growth targets in the first four years and achieve a minimum annual private label product purchase target. The agreement is cancellable by the Company if the distributor does not meet its annual purchase requirements.

        Clinical Services Agreement

In January 2008, the Company entered into an agreement with a clinical services company to provide phase II clinical studies for the angiotensin analog technology compound licensed from USC in November 2007.

Costs under the agreement include services fees of approximately $23,000 per month from January 2008 to January 2010 and reimbursement of sterile manufacturing, toxicology and statistician support services estimated in the amount of $470,000. The foregoing costs represent an estimate of the Company’s costs under the agreement; however, actual costs could exceed these estimates. The agreement may be terminated upon termination of the USC license agreement. The Company incurred $572,083 in connection with this agreement in 2008 which is included as a component of research and development costs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management believes that, as of December 31, 2008 and 2007, the Company’s internal control over financial reporting was designed and operating effectively.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2009.

Item 11. Executive Compensation

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

        Matters

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2009.

Item 14. Principal Accounting Fees and Services

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2009.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements and related documents are listed in the Index under Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
3.01	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company’s Proxy Statement filed on April 23, 1996 and incorporated herein by reference).
3.02	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).
3.03	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).
3.04	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).
3.05	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).
3.06	Amendment to the Articles of Incorporation effective December 28, 2007 (previously filed as Appendix A to the Company’s Proxy Statement filed November 21, 2007 and incorporated herein by reference).
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

3.11	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).
10.01*	Employment Agreement, dated March 31, 2009, between the Company and Edward J. Quilty.
10.02*	Employment Agreement, dated March 31, 2009, between the Company and John E. Yetter, CPA.
10.03*	Employment Agreement, dated March 31, 2009, between the Company and Robert C. Cole.
10.04*	Employment Agreement, dated March 31, 2009, between the Company and Frederic Eigner.
10.05*	Employment Agreement, dated March 31, 2009, between the Company and Barry J. Wolfenson.
10.06*	Employment Agreement, dated March 31, 2009, between the Company and Daniel Rivest.
10.07

        Code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

10.08	The Derma Sciences, Inc. Stock Option Plan, as amended November 29, 2007 (previously filed as Exhibit 10.08 to the Company’s Form 10-KSB filed on April 1, 2008 and incorporated herein by reference).
10.09

        Private Placement Memorandum with Amendments relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.10

        Form of Purchase Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.11

        Form of Registration Rights Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.12

        Warrant Agreement between the Company and StockTrans, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.13

        Placement Agreement between the Company and Taglich Brothers, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.14

        Asset Purchase Agreement, dated January 26, 2006, relative to the Company’s purchase on April 18, 2006 of the assets of Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.15

        Purchase Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.16

        Registration Rights Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.17

        Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.18

        Asset Purchase Agreement, dated November 8, 2007, between the Company and NutraMax Products, Inc. relative to the purchase by the Company’s subsidiary, Derma First Aid Products, Inc, of substantially all of the assets of the First Aid division of NutraMax (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on November 15, 2007 and amended on January 15, 2008 and January 24, 2008 and incorporated herein by reference).

10.19

        Form of Purchase Agreement relative to the private placement of common stock and series H and I warrants effected on November 8, 2007 (previously filed as Exhibit 10.01 and 10.02 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.20

        License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).

10.21

        Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.22

        Credit and Security Agreement, dated November 8, 2007, between the Company and Merrill Lynch Capital (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.23

        First Amendment to Credit and Security Agreement, dated March 28, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 2, 2008 and incorporated herein by reference).

10.24

        Second Amendment to Credit and Security Agreement, dated August 13, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 19, 2008 and incorporated herein by reference).

10.25

        Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).

10.26

        Form of Purchase Agreement relative to the private placement of common stock and series K warrants effected on April 2, 2008 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 7, 2008 and incorporated herein by reference).

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

DERMA SCIENCES, INC.

March 31, 2009	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009.

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

3.11	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).
10.01*	Employment Agreement, dated March 31, 2009, between the Company and Edward J. Quilty.
10.02*	Employment Agreement, dated March 31, 2009, between the Company and John E. Yetter, CPA.
10.03*	Employment Agreement, dated March 31, 2009, between the Company and Robert C. Cole.
10.04*	Employment Agreement, dated March 31, 2009, between the Company and Frederic Eigner.
10.05*	Employment Agreement, dated March 31, 2009, between the Company and Barry J. Wolfenson.
10.06*	Employment Agreement, dated March 31, 2009, between the Company and Daniel Rivest.
10.07

        Code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

10.08	The Derma Sciences, Inc. Stock Option Plan, as amended November 29, 2007 (previously filed as Exhibit 10.08 to the Company’s Form 10-KSB filed on April 1, 2008 and incorporated herein by reference).
10.09

        Private Placement Memorandum with Amendments relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.10

        Form of Purchase Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.11

        Form of Registration Rights Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.12

        Warrant Agreement between the Company and StockTrans, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.13

        Placement Agreement between the Company and Taglich Brothers, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.14

        Asset Purchase Agreement, dated January 26, 2006, relative to the Company’s purchase on April 18, 2006 of the assets of Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.15

        Purchase Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.16

        Registration Rights Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).

10.17

        Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.18

        Asset Purchase Agreement, dated November 8, 2007, between the Company and NutraMax Products, Inc. relative to the purchase by the Company’s subsidiary, Derma First Aid Products, Inc, of substantially all of the assets of the First Aid division of NutraMax (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on November 15, 2007 and amended on January 15, 2008 and January 24, 2008 and incorporated herein by reference).

10.19

        Form of Purchase Agreement relative to the private placement of common stock and series H and I warrants effected on November 8, 2007 (previously filed as Exhibit 10.01 and 10.02 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.20

        License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).

10.21

        Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.22

        Credit and Security Agreement, dated November 8, 2007, between the Company and Merrill Lynch Capital (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.23

        First Amendment to Credit and Security Agreement, dated March 28, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 2, 2008 and incorporated herein by reference).

10.24

        Second Amendment to Credit and Security Agreement, dated August 13, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 19, 2008 and incorporated herein by reference).

10.25

        Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).

10.26

        Form of Purchase Agreement relative to the private placement of common stock and series K warrants effected on April 2, 2008 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 7, 2008 and incorporated herein by reference).

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