Form 10-Q
period 2009-03-31
DERMA SCIENCES, INC.
filed 2009-05-15
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(609) 514-4744
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑   Yes   ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: May 15, 2009	Class:	Common Stock, par value $.01 per share
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

Index

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,
ASSETS	2009	December 31,
	(Unaudited)	2008

Current Assets
Cash and cash equivalents	$ 288,605	$ 391,038
Accounts receivable, net	2,818,283	3,892,523
Inventories	11,728,833	12,423,042
Prepaid expenses and other current assets	477,028	397,117

Total current assets	15,312,749	17,103,720
Cash – restricted	2,020,734	2,014,422
Equipment and improvements, net	3,696,866	3,977,853
Goodwill	7,119,726	7,119,726
Other intangible assets, net	4,979,749	5,310,129
Other assets, net	643,765	681,472

Total Assets	$ 33,773,589	$ 36,207,322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit borrowings	3,534,113	3,446,605
Current maturities of long-term debt	1,290,523	1,298,207
Accounts payable	2,625,477	3,614,764
Accrued expenses and other current liabilities	1,541,653	2,004,493

Total current liabilities	8,991,766	10,364,069
Long-term debt	3,741,670	4,065,036
Other long-term liabilities	42,038	44,848
Deferred tax liability	315,095	340,871

Total Liabilities	13,090,569	14,814,824

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares
(liquidation preference of $4,210,231 at March 31, 2009)	22,804	22,804
Common stock, $.01 par value; 150,000,000 authorized; issued and
outstanding: 40,140,743	401,407	401,407
Additional paid-in capital	40,268,832	40,027,645
Accumulated other comprehensive income –
cumulative translation adjustments	411,880	604,465
Accumulated deficit	(20,421,903)	(19,663,823)

Total Shareholders' Equity	20,683,020	21,392,498

Total Liabilities and Shareholders' Equity	$ 33,773,589	$ 36,207,322

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31,
	2009	2008

Net Sales	$ 10,431,891	$ 11,724,822
Cost of sales	7,078,255	8,582,613

Gross Profit	3,353,636	3,142,209

Operating expenses
Selling, general and administrative	3,864,127	4,320,417
Research and development	130,346	48,108

Total operating expenses	3,994,473	4,368,525

Operating loss	(640,837)	(1,226,316)

Other expense, net:
Interest expense	171,470	264,915
Other (income) expense	(1,536)	8,614

Total other expense	169,934	273,529

Loss before benefit for income taxes	(810,771)	(1,499,845)
Benefit for income taxes	(52,691)	(90,057)

Net Loss	$ (758,080)	$ (1,409,788)

Loss per common share – basic and diluted	$ (0.02)	$ (0.04)

Shares used in computing loss per common share – basic and diluted	40,140,743	34,038,207

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
	2009	2008

Operating Activities
Net loss	$ (758,080)	$ (1,409,788)
Adjustments to reconcile net loss to net
cash provided (used in) by operating activities:
Depreciation of equipment and improvements	208,246	230,840
Amortization of intangible assets	330,380	288,647
Amortization of deferred financing costs	36,405	21,709
Recovery of bad debts	(27,576)	(3,000)
Allowance for sales adjustments	227,934	207,702
Provision for inventory obsolescence	56,731	22,629
Deferred rent expense	(10,872)	(11,196)
Compensation charge for employee stock options	229,083	187,344
Compensation charge for restricted stock	12,105	12,105
Gain on sale of equipment	(59,031)	-
Deferred income taxes	(14,616)	(90,057)
Changes in operating assets and liabilities:
Accounts receivable	873,883	(279,947)
Inventories	524,218	(633,841)
Prepaid expenses and other current assets	(84,353)	470,511
Other assets	(148)	(6,413)
Accounts payable	(964,772)	(996,996)
Accrued expenses and other current liabilities	(430,195)	(1,064,807)
Other long-term liabilities	5,335	9,576

Net cash provided by (used in) operating activities	154,677	(3,044,982)

Investing Activities
Costs of acquiring businesses	-	(104,426)

Purchase of equipment and improvements	(19,655)	(134,428)
Proceeds from sale of equipment	61,000	-

Net cash provided by (used in) investing activities	41,345	(238,854)

Financing Activities
Net change in bank line of credit	87,508	3,983,185
Deferred financing costs	-	(262,776)
Long-term debt repayments	(331,050)	(320,160)
Net change in restricted cash	(6,312)	-
Proceeds from issuance of stock, net of costs	-	89,177

Net cash (used in) provided by financing activities	(249,854)	3,489,426

Effect of exchange rate changes on cash	(48,601)	(71,024)

Net (decrease) increase in cash and cash equivalents	(102,433)	134,566
Cash and cash equivalents
Beginning of period	391,038	577,096

End of period	$ 288,605	$ 711,662

Supplemental disclosures of cash flow information:
Equipment obtained with capital lease	$ -	$ 96,324
Cash paid during the period for:
Interest	$ 150,845	$ 253,931

See accompanying consolidated notes.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.     Organization and Summary of Significant Accounting Policies

        Derma Sciences, Inc. and its subsidiaries (the “Company”) is a full line provider of wound care, wound closure and specialty securement devices and skin care products. The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets. The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Houston, Texas, while the Company’s Canadian distribution facility is located in Toronto. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

         Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Information included in the condensed balance sheet as of December 31, 2008 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in Form 10-K previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-K.

        Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2009 and 2008 as the effect would be anti-dilutive.

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended March 31,
	2009	2008
Excluded dilutive shares:
Preferred stock	2,280,407	2,280,407
Restricted common stock	175,000	175,000
Stock options	8,675,625	8,065,480
Warrants	8,795,259	8,212,759

Total dilutive shares	19,926,291	18,733,646

        Reclassifications – Certain reclassifications have been made to prior period reported amounts to conform with the 2009 presentation.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

2.     Inventories

        Inventories include the following:

	March 31, 2009	December 31, 2008

Finished goods	$ 7,864,711	$ 9,001,269
Work in process	384,835	443,511
Packaging materials	802,819	700,948
Raw materials	2,676,468	2,277,314

Total inventory	$11,728,833	$12,423,042

3.     U.S. Line of Credit

        In November, 2007, the Company entered into a new five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with a U.S. lender. Advances under the revolving credit agreement may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 42% of eligible inventory (as defined). Interest on outstanding advances under the revolving credit agreement is payable at the LIBOR monthly rate (the “Base Rate”) plus 2.75% (the “Base Rate Margin”) (3.27% at March 31, 2009). In addition, the Company pays a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the agreement and $8,000,000 together with a monthly collateral management fee of $2,000. Outstanding balances under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada. At March 31, 2009 the Company had an outstanding balance of $3,534,113 under this agreement.

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

        On March 31, 2009, the Company’s U.S. lender agreed to amend the credit and security agreement to allow the Company to enter into a forbearance agreement with Western Medical to postpone payment of its promissory note due April 18, 2009 and to allow subsequent payments on the subordinated debt beginning in April 2010 provided the Company achieves predetermined liquidity and free cash flow (as defined) objectives and provided Western Medical further extends for one year the payment of the principal balance, if any, remaining on the promissory note after giving effect to the April, 2010 payment. In return for the amendment, the Company agreed to change its base rate for interest charged to a three month LIBOR rate from a one month LIBOR rate. Further, effective April 1, 2009 the base rate margin was increased 150 basis points on the revolving line of credit from 2.75% to 4.25%, on the term loan from 4.25% to 5.75% and on the portion of the term loan secured by restricted cash from 2.25% to 3.75%. In addition, the Company is obligated to increase the revolving loan availability on its revolving line of credit to a minimum of $3,000,000 by December 31, 2009. Failure to achieve the minimum revolving loan availability amount will result in the base rate changing to the greater of 3.00% or the actual rate in effect.

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

        Effective March 28, 2008, the Company’s U.S. lender agreed to waive all prior financial and reporting covenant defaults and amend the existing minimum EBITDA, fixed charge coverage, senior debt leverage and total debt leverage covenants, to be measured on a quarterly basis, to allow the Company to implement its growth strategy. Amendment of the covenants was predicated upon the Company’s commitment to raise a minimum of $3,000,000 by May 1, 2008 from the sale of equity and agreement to limit its maximum revolver borrowing to the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000. Not less than $3,000,000 of the equity infusion was required to be applied to the then existing revolver balance which amount will be credited as a component of EBITDA for covenant compliance purposes. The Company incurred fees of $250,000 associated with the granting of the covenant amendment, together with related expenses of $10,829 which are included as additions to deferred financing costs. In March, 2008 the equity infusion requirement was met (see Note 5).

4.     Long-Term Debt

         U.S. Term Loan

        In November, 2007, the Company entered into a five-year $6,000,000 term loan agreement with a U.S. lender. Interest on the term loan is payable at the LIBOR monthly rate plus 4.25%, (4.77% at March 31, 2009). Monthly payments of principal in the amount of $100,000 together with interest are due under the agreement. The agreement is secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

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

        Effective August 13, 2008 and March 28, 2008, the foregoing financial covenants were amended as described in the third and fourth paragraphs under the heading Line of Credit Borrowings (see Note 3).

        Long-term debt includes the following:

	March 31, 2009	December 31, 2008

U.S. term loan	$4,400,000	$4,700,000
Promissory note	500,000	500,000
Capital lease obligations	132,193	163,243

Total debt	5,032,193	5,363,243

Less: current maturities	1,290,523	1,298,207

Long-term debt	$3,741,670	$4,065,036

        Promissory Note

        In connection with the acquisition of Western Medical in April 2006, a portion of the purchase price was paid via a three-year unsecured promissory note issued to the seller. The promissory note originally provided for the

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

payment of simple interest of 12% in 11 quarterly installments of $15,000 and a final payment of accrued interest of $15,000 and the principal balance of $500,000 on April 18, 2009.

        On March 31, 2009, the Company entered into a Forbearance Agreement (the “Agreement”) with Western Medical to postpone payment of its $500,000 promissory note due April 18, 2009. The Company will continue to make interest payments when due and a final payment of the principal plus accrued interest through the date of payment on April 14, 2010. In consideration for the postponement, the Company agreed to grant Western Medical warrants to purchase 50,000 shares of the Company’s common stock at the market price on the date of execution of the Agreement. The value of the warrants are being recognized as interest expense over the postponement period.

         Capital Lease Obligations

        The Company has two capital lease obligations for certain office furniture and distribution equipment totaling $132,193 as of March 31, 2009. The capital lease obligations bear interest at annual rates ranging from 6.8% to 9.6% with the longest lease term expiring in February 2011.

5.     Shareholders’ Equity

         Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at March 31, 2009. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at March 31, 2009. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at March 31, 2009. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at March 31, 2009. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

         Stock Purchase Warrants

        At March 31, 2009, the Company had warrants outstanding to purchase 8,795,259 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

H	2,655,098	$1.00	April 30,2011
I	754,806	$0.72	April 30, 2011
J	2,142,855	$0.77	May 31, 2013
K	3,192,500	$1.20	April 1, 2013
L	50,000	$0.39	March 31, 2014

Total	8,795,259

         Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 10,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Under the plan, options to purchase 900,000 and 50,000 shares of common stock were granted to officers, directors, agents and employees for the three months ended March 31, 2009 and 2008, respectively, with exercise prices ranging from $0.39 to $1.11 per share. For the three months ended March 31, 2009 and 2008, 10,000 plan options were forfeited and for the three months ended March 31, 2008, 198,000 plan options were exercised. As of March 31, 2009, options to purchase 7,019,625 shares of the Company’s common stock were issued and outstanding under the plan.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. During the three months ended March 31, 2009, 237,000 non-plan options expired. As of March 31, 2009, non-plan options to purchase 1,656,000 shares of the Company’s common stock were issued and outstanding.

        For the three months ended March 31, 2009 and 2008 the fair value of each service and performance based option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008

Risk-free interest rate	2.27%	2.14%
Volatility factor	94.3%	162%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

        In both 2009 and 2008, the risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant. In 2009 and 2008, the volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant. The Company uses a seventy-five month volatility period to coincide with the expected stock option life. Based on guidance from Staff Accounting Bulletin 107 and 110, a stock option life of 6.25 years was utilized under the simplified method. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that expire or are cancelled before becoming fully vested, the Company assumed an annualized forfeiture rate of 1.0% for all

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        A summary of the Company’s stock option activity and related information for the three months ended March 31, 2009 and 2008 follows:

	2009		2008

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - January 1	8,022,625	$0.69	8,223,480	$0.78
Granted	900,000	$0.39	50,000	$1.11
Forfeited	(10,000)	$0.75	(10,000)	$1.22
Expired	(237,000)	$1.11	-	$ -
Exercised	-	$ -	(198,000)	$0.62

Outstanding – March 31	8,675,625	$0.68	8,065,480	$0.79

Exercisable at March 31	6,391,875	$0.65	6,081,730	$0.83

        The weighted average fair value per share of options granted during the three months ended March 31, 2009 and 2008 was $0.30 and $1.02, respectively.

        For the three months ended March 31, 2009 and 2008, no income tax benefit was recognized related to stock option activity.

        During the three months ended March 31, 2009 and 2008, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	2009	2008

Cost of sales	$ 27,110	$ 9,855
Selling, general and administrative expenses	201,973	177,489

Total stock option compensation expense	$229,083	$187,344

        As of March 31, 2009, there was $646,433 of unrecognized compensation cost related to nonvested service based awards and $437,251 related to nonvested market based awards granted under the plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 1.61 years for service and performance based options and 0.65 years for market based options.

         Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and will vest three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $0.83 per share. The fair market value of the grant is being recognized to compensation expense over the three-year service period. For the three months ended March 31, 2009 and 2008, $12,105 for each period was recorded in operating expenses for these grants.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

         Shares Reserved for Future Issuance

        At March 31, 2009, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	3,055,375
Common stock options outstanding	8,675,625
Common stock warrants outstanding (series H - L)	8,795,259
Restricted common stock available for grant	2,325,000
Restricted common stock grants	175,000

Total common stock shares reserved	25,306,666

6.     Comprehensive Loss

        The Company’s comprehensive loss was as follows:

	Three Months Ended March 31,
	2009	2008

Net loss as reported	$ (758,080)	$ (1,409,788)
Other comprehensive loss:
Foreign currency translation adjustment	(192,585)	(229,899)

Comprehensive loss	$ (950,665)	$ (1,639,687)

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        Segment sales, gross profit and other related information for 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 9,799,483	$461,072	$171,336	-	$ 10,431,891

Gross profit	3,060,653	246,188	46,795	-	3,353,636
Total expenses	-	-	-	$(4,111,716)	(4,111,716)

Net loss					$ (758,080)

	Three Months Ended March 31, 2008

Net sales	$ 11,094,973	$450,986	$178,863	-	$ 11,724,822

Gross profit	2,840,168	251,728	50,313	-	3,142,209
Total expenses	-	-	-	$(4,551,997)	(4,551,997)

Net loss					$(1,409,788)

        The following table presents net sales by geographic region.

	Three Months Ended March 31,
	2009	2008

United States	73%	59%
Canada	21%	36%
Other	6%	5%

        For the three months ended March 31, 2009, the Company has a major U.S. customer comprising 15% of U.S. sales and 16% of U.S. operations trade accounts receivable at March 31, 2009. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at March 31, 2009.

8.     Income Taxes

        The Company recorded a $52,691 and $90,057 foreign income tax benefit for the three months ended March 31, 2009 and 2008 respectively, based on the operating results of the Company’s wholly owned Canadian subsidiary. The 2009 benefit was comprised of $38,075 currently payable and $14,616 deferred while the 2008 benefit was all deferred. No benefit was realized for the Company’s net loss from U.S. operations in the three months ended March 31, 2009 and 2008 due to uncertainties surrounding the Company’s ability to utilize its net operating loss carry forwards.

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Overview of Consolidated Operating Results

        The 2009 and 2008 operating results include Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the terms U.S. operations and Canadian operations are used throughout this discussion in reference to the Company’s U.S. operations and the operations of Derma Sciences Canada Inc., respectively.

        The following table highlights the quarter ended March 31, 2009 versus 2008 operating results:

	Quarter Ended March 31,
	2009	2008	Variance

Gross Sales	$ 12,601,759	$ 14,263,197	$(1,661,438)	(11.6%	)
Sales adjustments	(2,169,868)	(2,538,375)	368,507	14.5%

Net sales	10,431,891	11,724,822	(1,292,931)	(11.0%	)
Cost of sales	7,078,255	8,582,613	(1,504,358)	(17.5%	)

Gross profit	3,353,636	3,142,209	211,427	6.7%

Selling, general and administrative expense	3,864,127	4,320,417	(456,290)	(10.6%	)
Research and development expense	130,346	48,108	82,238	170.9%
Interest expense	171,470	264,915	(93,445)	(35.3%	)
Other (income) expense, net	(1,536)	8,614	(10,150)	-

Total expenses	4,164,407	4,642,054	(477,647)	(10.3%	)

Loss before income taxes	(810,771)	(1,499,845)	689,074	45.9%

Provision for income taxes	(52,691)	(90,057)	(37,366)	(41.5%	)

Net loss	$ (758,080)	$(1,409,788)	$ 651,708	46.2%

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distributor fees (in Canada), sales incentives, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. The normal rebate cycle is one month. Non-exclusive distributors generally carry one month’s inventory. The Company’s exclusive distributor in Canada normally carries three to four months’ inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. If the normal rebate cycle were one-half month less than estimated at March 31, 2009, the trade rebate reserve would be overstated by approximately $217,500. If the normal rebate cycle were one month greater than estimated at March 31, 2009, the trade rebate reserve would be understated by approximately $435,000. To minimize its cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

Index

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

        Returns and allowances and cash discounts are accrued monthly based on recent historical activity.

        Gross to net sales adjustments comprise the following:

	Quarter Ended March 31,
	2009	2008

Gross Sales	$ 12,601,759	$ 14,263,197

Trade rebates	(1,509,291)	(1,924,525)
Distributor fees	(206,739)	(286,022)
Sales incentives	(157,825)	(43,352)
Returns and allowances	(185,500)	(155,430)
Cash discounts	(110,513)	(129,046)

Total adjustments	(2,169,868)	(2,538,375)

Net sales	$ 10,431,891	$ 11,724,822

        Trade rebates decreased in 2009 versus 2008 due principally to lower Canadian sales subject to rebate which, in turn, resulted from lower demand and unfavorable exchange, partially offset by an increase in U.S. regular and private label sales subject to rebate. There was no discernable change in Canadian rebates as a percentage of sales quarter to quarter. The decrease in distribution fee expense is commensurate with the change in Canadian net sales upon which it is based. The increase in sales incentive expense relates principally to an expansion of the sales incentive program together with an increase in the level of sales subject to incentives. The sales returns and allowances increase is due principally to a large first aid division (“FAD”) return during the quarter. U.S. sales subject to cash discount were essentially flat quarter to quarter. Cash discounts decreased in response to a tightening of the Company’s cash discount policy which resulted in lower cash discounts as a percentage of sales in 2009 versus 2008.

Rebate Reserve Roll Forward

        A three month roll forward of the trade rebate accruals at March 31, 2009 and 2008 is outlined below:

	Quarter Ended March 31,
	2009	2008

Beginning balance – January 1	$ 2,660,086	$ 2,407,709
Rebates paid	(1,496,027)	(1,591,703)
Rebates accrued	1,509,291	1,924,525

Ending balance – March 31	$ 2,673,350	$ 2,740,531

        The $13,264 increase in the trade rebate reserve balance for the three months ended March 31, 2009 reflects growth of the rebate intensive U.S. private label and regular business coupled with a timing related delay in the payment of the corresponding private label rebates. These increases were for the most part offset by a reduction in the Canadian reserve due to lower sales to the exclusive Canadian distributor in response to the distributors’ plan

Index

to reduce its investment in inventory. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

        The following table highlights the March 31, 2009 versus 2008 product line net sales and gross profit:

	Quarter Ended March 31,
	2009	2008	Variance

Net Sales	$10,431,891	$11,724,822	$(1,292,931)	(11.0%	)

Cost of sales	7,078,255	8,582,613	(1,504,358)	(17.5%	)

Gross Profit	$ 3,353,636	$ 3,142,209	$ 211,427	6.7%

Gross Profit %	32.1%	26.8%

        Consolidated net sales decreased $1,292,931, or 11.0%, in 2009 versus 2008. Canadian net sales decreased $1,041,387, or 32.1%, to $2,205,405 in 2009 from $3,246,792 in 2008. This decrease was driven by lower sales of $416,439 and unfavorable exchange of $624,948 associated with a 23.8% weakening of the Canadian dollar. Inventory rationalization on the part of the Company’s exclusive Canadian distributor is principally responsible for the sales decrease. Real growth as measured by sales of the Company’s products reported by its exclusive distributor, unadjusted for foreign exchange, approximated 3.0%. U.S. net sales decreased $251,544, or 3.0%, to $8,226,486 in 2009 from $8,478,030 in 2008. The decrease was driven by lower FAD sales of $806,229 and traditional wound care sales of $206,683, partially offset by higher private label sales of $501,689 and advanced wound care sales of $263,386. Specialty fixation and skin care and bathing sales were comparable quarter to quarter. The lower FAD sales reflect the non-recurrence of higher sales in 2008 due to transition related backorder fulfillment, customers rationalizing their inventory in response to the economy and lost business. The lower traditional wound care sales reflect the non-recurrence of a spot sale (customer’s normal supplier was unable to supply) realized in 2008 and lower demand. The higher advanced wound care sales reflect continued growth of Medihoney together with the balance of the product line in response to the Company’s sales and marketing support. Gross U.S. Medihoney sales increased $185,591 to $479,178 in 2009 versus $293,587 in 2008. The increase in private label sales reflects incremental sales from a new product being manufactured for an existing customer in the first quarter 2009, together with improved demand from a number of the Company’s others customers.

        Consolidated gross profit increased $211,427, or 6.7%, in 2009 versus 2008. The consolidated gross profit margin percentage increased to 32.1% in 2009 from 26.8% in 2008. Canadian gross profit decreased $121,134, or 14.6%, to $709,364 in 2009 from $830,498 in 2008. The Canadian gross profit margin percentage increased to 32.2% in 2009 from 25.6% in 2008. The decrease in Canadian 2009 gross profit dollars reflects the lower sales, partially offset by the higher gross profit margin percentage. The increase in Canadian gross profit margin percentage principally reflects a favorable sales mix coupled with the favorable impact of higher production volumes on labor efficiency and overhead absorption and lower overhead spending in 2009 versus 2008. U.S. gross profit increased $332,561, or 14.4%, to $2,644,272 in 2009 from $2,311,711 in 2008. The U.S. gross profit margin percentage increased to 32.1% in 2009 from 27.3% in 2008. The increase in U.S. gross profit dollars reflects the increase in gross profit margin percentage, partially offset by the lower sales. The increase in gross profit margin percentage is principally attributable to the improvement in FAD margin due to the discontinuation of higher cost domestic manufacturing in the fourth quarter 2008, lower freight costs and the non-recurrence of incremental FAD integration related transition expense incurred in 2008. Excluding FAD, margins on the balance of the U.S. business were essentially flat as favorable product mix and lower freight costs served to effectively balance the adverse impact of higher product costs.

Index

Selling, General and Administrative Expenses

        The following table highlights March 31, 2009 versus 2008 operating expenses by type:

	Quarter Ended March 31,
	2009	2008	Variance

Distribution	$ 427,734	$ 479,987	$(52,253)	(10.9%	)
Marketing	390,932	395,990	(5,058)	(1.3%	)
Sales	1,215,041	1,274,023	(58,982)	(4.6%	)
General administrative	1,830,420	2,170,417	(339,999)	(15.7%	)

Total	$3,864,127	$4,320,417	$(456,290)	(10.6%	)

        Selling, general and administrative expenses decreased $456,290, or 10.6%, in 2009 versus 2008, including a decrease of $155,825 in Canadian selling, general and administrative expenses attributable to exchange.

        Distribution expense decreased $52,253, or 10.9%, in 2009 versus 2008. Expenses in Canada decreased $21,487 (including a $15,038 benefit related to exchange) while expenses in the U.S decreased $30,766. The decrease in Canada relates to lower real estate tax allocation and maintenance expense. The U.S. decrease was driven by the non-recurrence of incremental FAD related transition expenses in Houston incurred in 2008, partially offset by higher personnel and operating costs in St. Louis in support of the non-FAD business.

        Marketing expense decreased $5,058, or 1.3%, in 2009 versus 2008. The decrease is attributable to a U.S. decrease of $7,667 coupled with an increase in Canada of $2,609 (including a $5,693 benefit related to exchange). The U.S. decrease stems from a $72,136 planned reduction in clinical personnel, trade show and advanced wound care promotion expense to more affordable levels, partially offset by an increase in FAD expense of $64,468 reflecting a higher level of marketing activity in 2009 versus 2008. The Canada expense increase reflects higher new advanced wound care product sampling costs, partially offset by lower timing related new product promotion expenses.

        Sales expense decreased $58,982, or 4.6%, in 2009 versus 2008. Expenses in Canada decreased $48,692 (including a $37,997 benefit related to exchange) while expenses in the U.S. decreased $10,289. Expenses in Canada decreased principally due to lower group purchasing organization (“GPO”) and distributor sales incentive program expenses. The U.S. decrease was attributable to lower customer service expense of $39,620, partially offset by higher non-FAD expense of $27,086 and FAD related expense of $2,246. The reduction in customer service expense was driven by the non-recurrence of FAD related integration costs. The increase in non-FAD expense reflects the incremental cost of implementing a formal sales tracing program beginning in the second half of 2008 coupled with lower timing related commission expense and lower cost reduction driven travel and consulting expense. FAD expenses related to a sales support position added in the second quarter 2008 and higher travel costs, partially offset by the non-recurrence of relocation expense.

        General administrative expense decreased $339,999, or 15.7%, in 2009 versus 2008. Expenses in Canada decreased $121,205 (including a $97,098 benefit related to exchange) while expenses in the U.S. decreased $218,794. The decrease in Canada reflects lower compensation due a change in staffing, travel and operating expenses, partially offset by higher equity based compensation expense. The U.S. decrease principally reflects lower cost reduction driven travel expense of $64,000 and investor relations expense of $33,000, non-recurring legal expense of $50,000 and non-recurring recruiting expense of $40,000, together with bad debt expense of $56,000 and other professional service fees of $57,000, partially offset by incremental intangible amortization expense of $56,000 related to the FAD acquisition, equity based compensation of $16,000 and other net operating costs (insurance, rent, depreciation and other) of $9,000.

Research and Development Expense

        Research and development expense increased $82,238 to $130,346 in 2009 from $48,108 in 2008. The increase reflects higher ongoing patent related and development costs associated with the DSC127 Phase II clinical trial initiated in the first quarter 2008.

Index

Interest Expense

        Interest expense decreased $93,445 to $171,470 in 2009 from $264,915 in 2008. The decrease is principally attributable to lower interest rates coupled with lower line of credit and term loan borrowing levels in 2009 versus 2008.

Other Income/Expense

        Other income increased $10,150 to $1,536 income in 2009 from $8,614 expense in 2008. The main drivers for the increase were higher net miscellaneous income of $64,004 consisting principally of gains on miscellaneous asset sales associated with the closure of the FAD manufacturing operation, for the most part offset by lower royalty income of $29,945 and higher exchange losses of $23,909.

Income Taxes

        The Company recorded a $52,691 tax benefit for 2009 consisting of a $36,075 current foreign tax benefit and a $14,616 deferred foreign tax benefit based on the Company’s Canadian subsidiary’s operating results. No tax benefit was made for the Company’s U.S. operations in 2009 due to uncertainty surrounding its ability to use available net operating loss carryforward and net deferred tax assets. The Company recorded a $90,057 deferred foreign tax benefit in 2008 related to its Canadian subsidiary’s operating results.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

The Company generated a net loss of $758,080, or $0.2 per share (basic and diluted), in 2009 compared to a net loss of $1,409,788, or $0.04 per share (basic and diluted), in 2008.

Liquidity and Capital Resources

Operational Overview

        Net sales decreased 11.0% (5.7% adjusted for exchange) in 2009 versus 2008. This decline was driven by a sales decrease in the U.S. of 3.0%, together with a decrease in Canadian sales of 32.1% (12.8% adjusted for exchange). Sales in the U.S. were adversely impacted by lower FAD sales. Excluding FAD, U.S. sales increased 11.8% driven by private label and advanced wound care sales increases, partially offset by lower traditional wound care sales. Specialty fixation, skin care and bathing and burn care sales were comparable quarter to quarter. Despite its first quarter performance, FAD sales continue to represent a growth opportunity for the Company. This is evidenced by the incremental business the FAD has generated recently, together with the new character bandages that are to be launched in the near future. Gross U.S. sales of Medihoney continue to grow. Monthly U.S. Medihoney gross sales exceeded $200,000 in March and April. In the fourth quarter 2008, the Company launched the MedEfficiency line of Total Contact Cast systems and XTRASORB. In January 2009, the Company launched MOBILITY 1. Each of these products exhibited sales growth in the quarter. In February 2009, the Company received clearance from the Food and Drug Administration for the marketing and sale of BIOGUARD, the Company’s new novel infection control product. The launch and approval of these promising new products bodes well for the future growth of the Company’s higher-margin advanced wound care product line. Private label sales are expected to grow by virtue of anticipated increases in core product demand and the realization of new business opportunities. Sales for the traditional wound care line were adversely impacted by the non-recurrence of a spot sale realized in 2008 and softening demand. Core traditional wound care sales are expected to remain stable going forward and the Company has the opportunity to increase sales based on its recent signing of a GPO agreement. Sales for the specialty fixation and closure device line, while experiencing some fluctuation over the past several quarters, are expected to be relatively stable going forward. Skin care and bathing sales are expected to continue to deteriorate in the face of competitive pressure and a reduction of the resources allocated to support the line. Adjusted for exchange, Canada sales to the exclusive distributor were down 12.8% in 2009. Measured in local currency, sales of the Company’s products reported by the Canadian distributor continued to grow, albeit modestly. The Company’s exclusive Canadian distributor initiated a program to reduce its inventory beginning in the first quarter. This program is expected to last through the second quarter and is primarily responsible for the lower

Index

Canadian sales. Expanded marketing and sales efforts, a continued focus on contract compliance, exploring opportunities in other market segments (other than the Company’s traditional strength in the acute care segment) and working closely with the Company’s exclusive Canadian distributor to capitalize on sales growth opportunities are expected to generate positive results going forward. The Company is actively pursuing distributors in numerous countries to increase its international sales. A number of the Company’s advanced wound care products have recently earned CE mark status and the Company anticipates that during 2009 it will establish agreements with distributors in Europe and the Middle East.

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

        Operating expenses decreased 10.6% in 2009 over 2008 in line with expectations. This reduction reflects the Company’s plan to scale back its sales and marketing efforts to more affordable levels in line with actual revenue and to implement general and administrative cost reduction initiatives. The Company will continue to closely monitor its operating expenses.

        In November 2007, the Company made a significant investment in research and development via the licensing of certain angiotensin analog technology including lead candidate DSC127. The initial evaluation of the market potential and probability of obtaining approval for sale of products employing this technology was determined to be favorable. DSC127 entered the phase II portion of product development trials in the first quarter 2008. Completion of the phase II study is expected by the second quarter of 2010. Presently, the Company plans to take DSC127 through phase II at an estimated cost of $1,600,000, including the $783,672 spent on research and development to date. Upon completion of the phase II study in 2010, the Company will reevaluate the market potential of DSC127 and the probability of its ultimately being approved for sale to determine the best future course of action.

        In November 2007, in connection with the FAD acquisition, the Company entered into a new five-year credit and security agreement comprised of an $8,000,000 revolver and a $6,000,000 term loan. Outstanding borrowings on the line of credit and term loan were $3,534,113 and $4,400,000, respectively at March 31, 2009. Given the significant increase in debt, interest expense has become a larger component of the Company’s overall cost structure. The Company has benefited over the past several quarters from lower market interest rates. In connection with the amendment to its credit and security agreement effective March 31, 2009, the Company’s interest rate was raised approximately 200 basis points. Going forward, the Company’s cost of debt will increase.

        The Company reported a loss of $758,080 in the first quarter 2009 consistent with expectations. While sales declined, gross profit dollars increased due to a favorable sales mix, the elimination of higher cost FAD domestic manufacturing in the fourth quarter 2008, lower transportation costs and improved manufacturing performance in Canada. As expected, operating expenses were reduced. The Company continued to fund its investment in R&D as planned. The Company anticipates it will continue to operate at a loss in the near term, but expects to significantly improve upon its 2008 performance.

Cash Flow and Working Capital

        At March 31, 2009 and December 31, 2008, the Company had cash and cash equivalents on hand of $288,605 and $391,038, respectively. The $102,433 decrease in cash reflects net cash used in financing activities of $249,854 and cash used as a result of exchange rate changes of $48,601, less cash provided by operating activities of $154,677 and net cash provided in investing activities of $41,345.

        Net cash provided by operating activities of $154,677 stems from $230,709 cash provided from operations (net loss plus non-cash items), together with $76,032 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations reflects the non-cash items, partially offset by the

Index

operating loss. Lower receivable and inventory levels coupled with reductions in accounts payable and accrued expenses were the main drivers behind the net change in ongoing operating assets and liabilities. The change in receivables reflects lower sales and improved collections. The reduced investment in inventory reflects the beginning of a focused plan to reduce inventory levels while maintaining customer service requirements. The decrease in accounts payable reflects a significant reduction in payables related to inventory in-transit (consistent with the plan to reduce inventory), lower overall spending levels and timing. The decrease in accrued expenses and other current liabilities principally reflects payment of 2008 year end accruals and timing related changes in Canadian reserves.

        Net cash provided by investing activities of $41,345 reflects receipt of $61,000 cash from the sale of assets associated with the discontinuation of FAD domestic manufacturing, partially offset by $19,655 in capital expenditures.

        Net cash used in financing activities of $249,854 reflects regularly scheduled debt payments of $331,050 and an increase in restricted cash of $6,312, partially offset by increased line of credit borrowings of $87,508.

        Working capital decreased $418,668, or 6.2%, at March 31, 2009 to $6,320,983 from $6,739,651 at December 31, 2008. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

        On March 31, 2009, the Company’s U.S. lender agreed to amend the credit and security agreement to allow the Company to enter into a forbearance agreement with Western Medical to postpone payment of its $500,000 promissory note due April 2009, for one year until April 2010 and to allow subsequent payments on the subordinate debt beginning in April 2010. The Western Medical note payments are conditioned on the Company’s achieving predetermined liquidity and free cash flow (as defined) objectives and Western Medical’s further extending for one year the payment of the principle balance, if any, remaining on the promissory note after giving effect to the April 2010 payment. In return for the amendment, the Company agreed to change its base rate for interest charged to a three month LIBOR rate from a one month LIBOR rate (an estimated increase of approximately 50 basis points) and increase its base rate margin by 150 basis points effective April 1, 2009. Using market rates as of the date of the amendment, the estimated cost of the change in interest rates is approximately $15,000 per month.

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

        With the cash on hand at March 31, 2009, together with available revolver capacity of $924,057, the Company has $1,212,662 of available liquidity at March 31, 2009.

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

        Beginning in 2005, the Company expanded its product in-licensing and development efforts. As a result of these efforts, the Company launched its silver alginate product in November 2006. The Company launched its first Medihoney product in October 2007. This product represents the first of its kind and interest in the product has been high. Sales have increased steadily and current indications are that the planned Medihoney based line of products could result in significant incremental sales. The Company recently launched three new products, the MedEfficiency line of Total Contact Cast systems (October 2008), XTRASORB (November 2008) and MOBILITY 1 (January 2009). All three products have received interest in the marketplace and complement the Company’s existing products. In addition, the Company received clearance in February 2009 for BIOGUARD, its novel

Index

antimicrobial infection control product which it expects to launch in June 2009. The Company continues to work on its pipeline and has identified several products that are capable of contributing to future sales growth. The Company anticipates its core business sales will remain relatively stable over the near term.

        In recognition of its current financial condition, the Company initiated the following actions beginning in the last quarter of 2008:

1.	While not compromising the overall integrity of the advanced wound care growth strategy, prospective plans in terms of sales and marketing resources were scaled back to more affordable levels resulting in an immediate reduction of expense. The Company has implemented a process to better measure the ongoing return on sales and marketing resources deployed. Assuming the existing resources in place are generating the expected return, the Company will prospectively expand its investment in sales and marketing resources in support of its advanced wound care growth strategy, as financial conditions allow.

2.	The FAD business represents a significant growth opportunity for the Company. In addition to its core business opportunities, the FAD business will serve as a platform for introducing the Company’s existing advanced and traditional wound care products to new customers and markets, especially the retail market. The FAD is presently working on a number of significant opportunities for sales growth. The Company began to realize the significant savings associated with discontinuing its higher cost U.S. production in the fourth quarter. In addition, the FAD is working to firm up a cost effective supply chain for its adhesive bandages and first aid related products. The new supply chain is expected to be in place by mid-2009, at which time the Company expects to be able to further reduce its product costs and improve liquidity by significantly reducing the level of inventory required to support the ongoing business.

3.	Steps were taken to identify and eliminate all non-essential operating costs. No salary increases or bonuses are planned until the Company’s performance and liquidity improves. Expected savings resulting from these measures were factored into the Company’s 2009 operating budget.

4.	The Company made a significant investment in DSC 127 beginning in December 2007. While the launch of DSC 127 is several years away, the market potential for this product is considered to be considerable. The product began phase II trials in early 2008 to achieve proof of principle in a human model. The phase II trials are expected to be completed by mid-2010. The projected cost to complete the phase II trials are approximately $1,600,000, including the $783,672 incurred in 2008. The Company plans to continue with this investment and anticipates spending approximately $816,328 to complete the Phase II trial over the next fifteen months.

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

        With the planned improvement in operations and reduction in working capital requirements (associated with a reduction in FAD inventory), together with the available cash on hand and additional borrowing capacity as of March 31, 2009, the Company anticipates having sufficient liquidity in place to meet its operating needs and debt covenants through the next twelve months.

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

Goodwill

        At March 31, 2009, the Company had $7,119,726 of goodwill consisting of $4,679,684 relating to the FAD acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Update of Factors Affecting Future Prospects

        The following factors affecting future prospects update the related factors set forth in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009:

The Company has generated only nominal income and it cannot guarantee future profitability.

        The Company earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $3,961,937 in 2008, $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At March 31, 2009, the Company had an accumulated deficit of $20,683,020 (unaudited). Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of the Company’s shares.

        Up to 19,926,291 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock awards (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 40,140,743 shares of common stock currently outstanding.

        Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2004 through 2008 and the first quarter of 2009 are set forth in the table below:

Index

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007	$0.58	$1.40
2008	$0.20	$1.35
2009(*)	$0.35	$0.70

(*) January 1 through March 31.

        Events that may affect the Company's common stock price include:

•	Quarter to quarter variations in its operating results;

•	Changes in earnings estimates by securities analysts;

•	Changes in interest rates or other general economic conditions;

•	Changes in market conditions in the wound care and skin care industries;

•	The introduction of new products either by the Company or by its competitors; and

•	The loss of a major customer.

        Although all publicly traded securities are subject to price and volume fluctuations, it is likely that the Company’s common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Index

Item 4.  CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the three months ended March 31, 2009, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II – Other Information

Item 6. Exhibits

        All exhibits required by Item 601 of Regulation S-K and required hereunder, as filed with the Securities and Exchange Commission in Form 10-K on April 1, 2009, are incorporated herein by reference.

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

DERMA SCIENCES, INC.
Dated: May 15, 2009	By:	/s/ John E. Yetter
John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002