Form 10-Q
period 2009-06-30
DERMA SCIENCES, INC.
filed 2009-08-14
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: August 14, 2009	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 40,315,743

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

Index

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,
ASSETS	2009	December 31,
	(Unaudited)	2008

Current Assets
Cash and cash equivalents	$ 167,040	$ 391,038
Accounts receivable, net	3,171,963	3,892,523
Inventories	11,479,212	12,423,042
Prepaid expenses and other current assets	359,117	397,117

Total current assets	15,177,332	17,103,720
Cash – restricted	2,025,722	2,014,422
Equipment and improvements, net	3,789,741	3,977,853
Goodwill	7,119,726	7,119,726
Other intangible assets, net	4,651,249	5,310,129
Other assets, net	611,308	681,472

Total Assets	$ 33,375,078	$ 36,207,322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit borrowings	3,781,381	3,446,605
Current maturities of long-term debt	1,787,278	1,298,207
Accounts payable	2,596,861	3,614,764
Accrued expenses and other current liabilities	1,049,480	2,004,493

Total current liabilities	9,215,000	10,364,069
Long-term debt	2,923,009	4,065,036
Other long-term liabilities	91,661	44,848
Deferred tax liability	333,300	340,871

Total Liabilities	12,562,970	14,814,824

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares
(liquidation preference of $4,210,231 at June 30, 2009)	22,804	22,804
Common stock, $.01 par value; 150,000,000 authorized; issued and outstanding: 40,315,743 at June 30, 2009; 40,140,743 at December 31,
2008	403,157	401,407
Additional paid-in capital	40,517,884	40,027,645
Accumulated other comprehensive income –
cumulative translation adjustments	850,667	604,465
Accumulated deficit	(20,982,404)	(19,663,823)

Total Shareholders' Equity	20,812,108	21,392,498

Total Liabilities and Shareholders' Equity	$ 33,375,078	$ 36,207,322

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended June 30,
	2009	2008

Net Sales	$ 11,563,341	$ 13,083,966
Cost of sales	8,135,574	9,552,991

Gross Profit	3,427,767	3,530,975

Operating expenses
Selling, general and administrative	3,703,038	4,483,556
Research and development	87,580	106,200

Total operating expenses	3,790,618	4,589,756

Operating loss	(362,851)	(1,058,781)

Other expense, net:
Interest expense	239,600	232,572
Other income	(42,252)	(29,092)

Total other expense	197,348	203,480

Loss before provision for income taxes	(560,199)	(1,262,261)
Provision for income taxes	303	8,227

Net Loss	$ (560,502)	$(1,270,488)

Loss per common share – basic and diluted	$ (0.01)	$ (0.03)

Shares used in computing loss per common share – basic and diluted	40,234,974	40,073,710

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Six months ended June 30,
	2009	2008

Net Sales	$ 21,995,232	$ 24,808,788
Cost of sales	15,213,830	18,135,606

Gross Profit	6,781,402	6,673,182

Operating expenses
Selling, general and administrative	7,567,164	8,803,971
Research and development	217,926	154,308

Total operating expenses	7,785,090	8,958,279

Operating loss	(1,003,688)	(2,285,097)

Other expense, net:
Interest expense	411,070	497,487
Other income	(43,789)	(20,478)

Total other expense	367,281	477,009

Loss before benefit for income taxes	(1,370,969)	(2,762,106)
Benefit for income taxes	(52,388)	(81,830)

Net Loss	$ (1,318,581)	$ (2,680,276)

Loss per common share – basic and diluted	$ (0.03)	$ (0.07)

Shares used in computing loss per common share – basic and diluted	40,188,119	37,055,958

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
	2009	2008

Operating Activities
Net loss	$ (1,318,581)	$ (2,680,276)
Adjustments to reconcile net loss to net
cash provided (used in) by operating activities:
Depreciation of equipment and improvements	416,163	471,014
Amortization of intangible assets	658,880	577,293
Amortization of deferred financing costs	72,458	57,647
Recovery of bad debts	(62,325)	(63,000)
Allowance for sales adjustments	386,851	653,118
Provision for inventory obsolescence	115,280	93,415
Deferred rent expense	38,534	(27,502)
Compensation charge for employee stock options	478,842	406,971
Compensation charge for restricted stock	18,148	24,210
Gain on sale of equipment	(59,031)	-
Deferred income taxes	(22,704)	(81,830)
Changes in operating assets and liabilities:
Accounts receivable	396,033	(1,259,203)
Inventories	957,665	(2,149,112)
Prepaid expenses and other current assets	44,824	56,945
Other assets	(299)	(6,934)
Accounts payable	(1,034,217)	(6,478)
Accrued expenses and other current liabilities	(895,339)	(1,344,859)
Other long-term liabilities	7,310	20,548

Net cash provided by (used in) operating activities	198,492	(5,258,033)

Investing Activities
Costs of acquiring businesses	-	(120,484)
Purchase of equipment and improvements	(113,200)	(288,949)
Refund of acquired business escrow funds	-	1,193,187
Proceeds from sale of equipment	61,000	-

Net cash (used in) provided by investing activities	(52,200)	783,754

Financing Activities
Net change in bank line of credit	334,776	3,226,926
Deferred financing costs	-	(269,236)
Long-term debt repayments	(652,957)	(653,543)
Net change in restricted cash	(11,300)	-
Proceeds from issuance of stock, net of costs	(5,000)	5,741,793

Net cash (used in) provided by financing activities	(334,481)	8,045,940

Effect of exchange rate changes on cash	(35,809)	(64,558)

Net (decrease) increase in cash and cash equivalents	(223,998)	3,507,103
Cash and cash equivalents
Beginning of period	391,038	577,096

End of period	$ 167,040	$ 4,084,199

Supplemental disclosures of cash flow information:
Equipment obtained with capital lease	-	$ 96,324
Cash paid during the period for:
Interest	$ 303,613	$ 439,538

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

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Information included in the condensed balance sheet as of December 31, 2008 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in Form 10-K previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-K.

        Recent Accounting Pronouncements

        Effective January 1, 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The adoption of EITF 07-5 had no impact on the consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which the Company adopted for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements.  The adoption of FSP 107-1 had no material impact on the consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company adopted SFAS 165 during the three months ended June 30, 2009. In accordance with SFAS 165, the Company evaluated subsequent events through the date and time the financial statements were issued on August 14, 2009.

        Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options,

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2009 and 2008 as the effect would be anti-dilutive.

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	2009	2008
Excluded dilutive shares:
Preferred stock	2,280,407	2,280,407
Restricted common stock	-	175,000
Stock options	9,415,625	8,316,480
Warrants	8,795,259	11,405,259

Total dilutive shares	20,491,291	22,177,146

        Reclassifications – Certain reclassifications have been made to prior period reported amounts to conform with the 2009 presentation.

2.      Inventories

        Inventories include the following:

	June 30, 2009	December 31, 2008

Finished goods	$ 7,345,926	$ 9,001,269
Work in process	425,390	443,511
Packaging materials	736,282	700,948
Raw materials	2,971,614	2,277,314

Total inventory	$11,479,212	$12,423,042

3.      Line of Credit Borrowings

        In November 2007, the Company entered into a new five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with a U.S. lender. Advances under the revolving credit agreement may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 44% of eligible inventory (as defined). Interest on outstanding advances under the revolving credit agreement was payable at the LIBOR monthly rate (the “Base Rate”) plus 2.75% (the “Base Rate Margin”). In addition, the Company pays a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the agreement and $8,000,000 together with a monthly collateral management fee of $2,000. Outstanding balances under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

        On March 31, 2009, the Company’s U.S. lender agreed to amend the credit and security agreement to allow the Company to enter into a forbearance agreement with Western Medical to postpone payment of its promissory note due April 18, 2009 and to allow subsequent payments on the subordinated debt beginning in April 2010 provided the Company achieves predetermined liquidity and free cash flow (as defined) objectives and provided Western Medical further extends for one year the payment of the principal balance, if any, remaining on the

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

promissory note after giving effect to the April, 2010 payment. In return for the amendment, the Company agreed to change its base rate for interest charged to a three month LIBOR rate from a one month LIBOR rate. Further, effective April 1, 2009 the base rate margin was increased 150 basis points on the revolving line of credit from 2.75% to 4.25%, on the term loan from 4.25% to 5.75% and on the portion of the term loan secured by restricted cash from 2.25% to 3.75%. In addition, the Company is obligated to increase the revolving loan availability on its revolving line of credit to a minimum of $3,000,000 by December 31, 2009. Failure to achieve the minimum revolving loan availability amount will result in the base rate changing to the greater of 3.00% or the actual rate in effect. At June 30, 2009 the effective interest rate was 4.85% and the outstanding balance was $3,781,381 under the amended credit and security agreement.

        The revolving credit agreement, as amended, is subject to financial covenants which require maintaining a minimum cumulative EBITDA level and certain ratios of fixed charge coverage, senior debt leverage and total debt leverage as defined in the agreement. Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement. The amended revolving credit agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

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

        Effective March 28, 2008, the Company’s U.S. lender agreed to waive all prior financial and reporting covenant defaults and amend the existing minimum EBITDA, fixed charge coverage, senior debt leverage and total debt leverage covenants, to be measured on a quarterly basis, to allow the Company to implement its growth strategy. Amendment of the covenants was predicated upon the Company’s commitment to raise a minimum of $3,000,000 by May 1, 2008 from the sale of equity and agreement to limit its maximum revolver borrowing to the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000. Not less than $3,000,000 of the equity infusion was required to be applied to the outstanding revolver balance which amount is credited as a component of EBITDA for covenant compliance purposes. The Company incurred fees of $250,000 associated with the granting of the covenant amendment, together with related expenses of $10,829 which are included as additions to deferred financing costs. In March 2008, the equity infusion requirement was met (see Note 5).

4.      Long-Term Debt

        Long-term debt consists of the following:

	June 30, 2009	December 31, 2008

U.S. term loan	$4,100,000	$4,700,000
Promissory note	500,000	500,000
Capital lease obligations	110,287	163,243

Total debt	4,710,287	5,363,243

Less: current maturities	1,787,278	1,298,207

Long-term debt	$2,923,009	$4,065,036

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        U.S. Term Loan

        In November 2007, the Company entered into a five-year $6,000,000 term loan agreement with a U.S. lender. On March 31, 2009 the term loan agreement was amended. Under the amended agreement interest on the term loan is payable at the LIBOR three month rate plus 5.75%, (6.35% at June 30, 2009) and on the portion of the term loan secured by restricted cash 3.75% (4.35% at June 30, 2009). Monthly payments of principal in the amount of $100,000 together with interest are due under the amended agreement. The amended agreement is secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

        The amended term loan agreement is subject to financial covenants which require maintaining a minimum cumulative EBITDA level and certain ratios of fixed charge coverage, senior debt leverage and total debt leverage as defined in the agreement. Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the amended agreement. The amended term loan agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

        Effective August 13, 2008 and March 28, 2008, the foregoing financial covenants were amended as described in the fourth and fifth paragraphs under the heading Line of Credit Borrowings (see Note 3).

        Promissory Note

        In connection with the acquisition of Western Medical in April 2006, a portion of the purchase price was paid via a three-year unsecured promissory note issued to the seller. The promissory note originally provided for the payment of simple interest of 12% in 11 quarterly installments of $15,000 and a final payment of accrued interest of $15,000 and the principal balance of $500,000 on April 18, 2009.

        On March 31, 2009, the Company entered into a Forbearance Agreement (the “Agreement”) with Western Medical to postpone payment of its $500,000 promissory note due April 18, 2009. The Company will continue to make interest payments when due and a final payment of the principal plus accrued interest through the date of payment on April 14, 2010. In consideration for the postponement, the Company agreed to grant Western Medical warrants to purchase 50,000 shares of the Company’s common stock at the market price on the date of execution of the Agreement. The value of the warrants is being recognized as interest expense over the postponement period.

        Capital Lease Obligations

        The Company has two capital lease obligations for certain office furniture and distribution equipment totaling $110,287 as of June 30, 2009. The capital lease obligations bear interest at annual rates ranging from 6.8% to 9.6% with the longest lease term expiring in February 2011.

5.      Shareholders’ Equity

        Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at June 30, 2009. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at June 30, 2009. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        There are 619,055 shares of series C convertible preferred stock outstanding at June 30, 2009. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at June 30, 2009. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

        Common Stock

        Effective May 12, 2009, 175,000 shares of common stock were issued to outside directors upon vesting of compensatory restricted stock granted on May 12, 2006.

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

        Stock Purchase Warrants

        At June 30, 2009, the Company had warrants outstanding to purchase 8,795,259 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

H	2,655,098	$1.00	April 30,2011
I	754,806	$0.72	April30, 2011
J	2,142,855	$0.77	May 31, 2013
K	3,192,500	$1.20	April 1, 2013
L	50,000	$0.39	March 31, 2014

Total	8,795,259

        Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 10,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Under the plan, options to purchase 1,640,000 and 325,000 shares of common stock were granted to officers, directors, agents and employees for the six months ended June 30, 2009 and 2008, respectively, with exercise prices ranging from $0.36 to $1.11 per share. For the six months ended June 30, 2009 and 2008, 10,000 plan options were forfeited and for the six months ended June 30, 2008, 198,000 plan options were exercised. As of June 30, 2009, options to purchase 7,759,625 shares of the Company’s common stock were issued and outstanding under the plan.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. During the six months ended June 30, 2009 and 2008, 237,000 and 24,000 non-plan options expired, respectively. As of June 30, 2009, non-plan options to purchase 1,656,000 shares of the Company’s common stock were issued and outstanding.

        A summary of the Company’s stock option activity and related information for the six months ended June 30, 2009 and 2008 follows:

	2009		2008

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	8,022,625	$0.69	8,223,480	$0.78
Granted	1,640,000	$0.38	325,000	$0.92
Forfeited	(10,000)	$0.75	(10,000)	$1.22
Expired	(237,000)	$1.11	(24,000)	$5.10
Exercised	-	$ -	(198,000)	$0.62

Outstanding – June 30	9,415,625	$0.63	8,316,480	$0.78

Exercisable at June 30	6,590,625	$0.68	6,155,230	$0.81

        During the six months ended June 30, 2009 and 2008 the fair value of each service and performance based option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used during the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Risk-free interest rate	2.34%	3.26%	2.30%	3.05%
Volatility factor	89.9%	107.5%	92.3%	119%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25
Contractual life (years)	10	10	10	10

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        The weighted average fair value per share of options granted during the six months ended June 30, 2009 and 2008 was $0.30 and $0.80, respectively. During the six months ended June 30, 2009 and 2008, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of sales	$ 23,327	$ 16,158	$ 50,437	$ 26,013
Selling, general and administrative expenses	226,432	203,469	428,405	380,958

Total stock option compensation expense	$ 249,759	$ 219,627	$ 478,842	$ 406,971

        As of June 30, 2009, there was $689,126 of unrecognized compensation cost related to nonvested service based awards and $353,378 related to nonvested market based awards granted under the plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 1.50 years for service and performance based options and 0.40 years for market based options.

For the six months ended June 30, 2009 and 2008, no income tax benefit was recognized related to stock option activity.

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and vested three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $0.83 per share. The fair market value of the grant was recognized as compensation expense over the three-year service period. For the six months ended June 30, 2009 and 2008, $18,148 and $24,210 was recorded in operating expense respectively for these grants. On May 12, 2009 all of the outstanding restricted common stock became fully vested.

        Shares Reserved for Future Issuance

        At June 30, 2009, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	2,240,375
Common stock options outstanding	9,415,625
Common stock warrants outstanding (series H - L)	8,795,259
Restricted common stock available for grant	2,325,000

Total common stock shares reserved	25,056,666

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

6.      Comprehensive Loss

        The Company’s comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss as reported	$ (560,502)	$ (1,270,488)	$ (1,318,581)	$ (2,680,276)
Other comprehensive income (loss):
Foreign currency translation adjustment	438,787	42,417	246,202	(187,482)

Comprehensive loss	$ (121,715)	$ (1,228,071)	$ (1,072,379)	$ (2,867,758)

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

        Segment sales, gross profit and other related information for 2009 and 2008 are as follows:

	Three Months Ended June 30, 2009

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 10,934,794	$436,690	$191,857	-	$ 11,563,341

Gross profit	3,144,448	236,713	46,606	-	3,427,767
Total expenses	-	-	-	$(3,988,269)	(3,988,269)

Net loss					$ (560,502)

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2008

Net sales	$ 12,364,003	$518,324	$201,639	-	$ 13,083,966

Gross profit	3,194,590	282,341	54,044	-	3,530,975
Total expenses	-	-	-	$(4,801,463)	(4,801,463)

Net loss					$(1,270,488)

	Six Months Ended June 30, 2009

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 20,734,277	$897,762	$363,193	-	$ 21,995,232

Gross profit	6,205,071	482,737	93,594	-	6,781,402
Total expenses	-	-	-	$(8,099,983)	(8,099,983)

Net loss					$(1,318,581)

	Six Months Ended June 30, 2008

Net sales	$ 23,459,058	$969,407	$380,323	-	$ 24,808,788

Gross profit	6,033,210	535,172	104,800	-	6,673,182
Total expenses	-	-	-	$(9,353,458)	(9,353,458)

Net loss					$(2,680,276)

        The following table presents net sales by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

United States	72%	70%	73%	69%
Canada	24%	25%	22%	26%
Other	4%	5%	5%	5%

        For the six months ended June 30, 2009, the Company has a major U.S. customer comprising 14% of U.S. sales and 9% of U.S. operations trade accounts receivable at June 30, 2009. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at June 30, 2009.

8.      Income Taxes

        The Company recorded a $52,388 and $81,830 foreign income tax benefit for the six months ended June 30, 2009 and 2008 respectively, based on the operating results of the Company’s wholly owned Canadian subsidiary. The 2009 benefit was comprised of of $29,684 current foreign tax benefit and $22,704 deferred foreign tax

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

benefit while the 2008 benefit was all deferred. No benefit was realized for the Company’s net loss from U.S. operations in the six months ended June 30, 2009 and 2008 due to uncertainties surrounding the Company’s ability to utilize its net operating loss carry forwards.

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

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Overview of Consolidated Operating Results

        The 2009 and 2008 operating results include Derma Sciences, Inc. and its subsidiaries. Unless otherwise indicated by the context, the terms U.S. operations and Canadian operations are used throughout this discussion in reference to the Company’s U.S. operations and the operations of Derma Sciences Canada Inc., respectively.

        The following table highlights the quarter ended June 30, 2009 versus 2008 operating results:

	Quarter Ended June 30,
	2009	2008	Variance

Gross Sales	$ 13,709,673	$ 15,780,523	$(2,070,850)	(13.1%)
Sales adjustments	(2,146,332)	(2,696,557)	(550,225)	(20.4%)

Net sales	11,563,341	13,083,966	(1,520,625)	(11.6%)
Cost of sales	8,135,574	9,552,991	(1,417,417)	(14.6%)

Gross profit	3,427,767	3,530,975	(103,208)	(2.9%)

Selling, general and administrative expense	3,703,038	4,483,556	(780,518)	(17.4%)
Research and development expense	87,580	106,200	(18,680)	(17.5%)
Interest expense	239,600	232,572	7,028	3.0%
Other income, net	(42,252)	(29,092)	(13,160)	45.2%

Total expenses	3,987,966	4,793,236	(805,270)	(16.8%)

Loss before income taxes	(560,199)	(1,262,261)	(702,062)	55.6%

Provision for income taxes	303	8,227	(7,924)	(96.3%)

Net loss	$ (560,502)	$(1,270,488)	$ (709,986)	55.9%

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distributor fees (in Canada), sales incentives, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. Non-exclusive distributors generally carry one month’s inventory. The Company’s exclusive distributor in Canada normally carries two and one-half to three and one-half months’ inventory. As distributor inventory is depleted via sales, it is replenished via purchases from the Company. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. To minimize their cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

        Historical trends of sales subject to rebate and rebates received are evaluated monthly, by distributor, on a three month, six month and twelve month rolling basis to update the continued reasonableness of the assumptions used to quantify the trade rebate accrual balance. Deviations in the trends resulting, among other causes, from distributors not submitting their rebates on a timely basis are analyzed and factored in determining the required accrual balance.

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

Index

        Sales incentives are credits granted to specific customers based upon attainment of pre-determined sales objectives. The agreements are generally for a period of one year.

        Returns and allowances and cash discounts are accrued monthly based on recent historical activity.

        Gross to net sales adjustments comprise the following:

	Quarter Ended June 30,
	2009	2008

Gross Sales	$ 13,709,673	$ 15,780,523

Trade rebates	(1,604,132)	(1,966,641)
Distributor fees	(238,459)	(310,455)
Sales incentives	(130,875)	(142,250)
Returns and allowances	(80,549)	(176,675)
Cash discounts	(92,317)	(100,536)

Total adjustments	(2,146,332)	(2,696,557)

Net sales	$ 11,563,341	$ 13,083,966

        Trade rebates decreased in 2009 versus 2008 due principally to lower Canadian sales subject to rebate which, in turn, resulted from lower demand as a result of the exclusive Canadian distributor reducing its inventory, unfavorable exchange and a slight increase in sales not subject to rebate. U.S. rebates increased slightly due to an increase in regular and private label sales subject to rebate, partially offset by an overall decrease in the percentage of rebates to sales due to sales mix. The decrease in distribution fee expense is commensurate with the change in Canadian net sales upon which it is based, coupled with a small increase in the amount of sales not subject to the fee. The decrease in sales incentive expense relates principally to lower incentive related traditional wound care sales. The sales returns and allowances decrease is principally due to the non-recurrence of higher FAD transition related returns and allowances in 2008. The decrease in cash discounts reflects lower U.S. sales subject to cash discount as the percentage of cash discounts to sales were comparable quarter to quarter.

Rebate Reserve Roll Forward

        A three month roll forward of the trade rebate accruals at June 30, 2009 and 2008 is outlined below:

	Quarter Ended June 30,
	2009	2008

Beginning balance – March 31	$ 2,673,350	$ 2,740,531
Rebates paid	(1,968,178)	(1,656,870)
Rebates accrued	1,604,132	1,966,641

Ending balance – June 30	$ 2,309,304	$ 3,050,302

        The $364,046 decrease in the trade rebate reserve balance for the three months ended June 30, 2009 reflects a catch up in payment of U.S. private label rebates during the quarter. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

Index

Net Sales and Gross Margin

        The following table highlights the June 30, 2009 versus 2008 product line net sales and gross profit:

	Quarter Ended June 30,
	2009	2008	Variance

Net Sales	$11,563,341	$13,083,966	$(1,520,625)	(11.6%)

Cost of sales	8,135,574	9,552,991	(1,417,417)	(14.8%)

Gross Profit	$ 3,427,767	$ 3,530,975	$ (103,208)	(2.9%)

Gross Profit %	29.6%	27.0%

        Consolidated net sales decreased $1,520,625, or 11.6% (8.3% adjusted for exchange), in 2009 versus 2008. Canadian net sales decreased $505,052, or 15.5%, to $2,744,282 in 2009 from $3,249,334 in 2008. This decrease was driven by unfavorable exchange of $438,911 associated with a 16.1% weakening of the Canadian dollar and lower sales of $66,141. Inventory rationalization on the part of the Company’s exclusive Canadian distributor is principally responsible for the lower sales. Real growth as measured by sales of the Company’s products reported by its exclusive distributor, unadjusted for foreign exchange, approximated 15.6%. U.S. net sales decreased $1,015,573, or 10.3%, to $8,819,059 in 2009 from $9,834,632 in 2008. The decrease was driven by lower FAD sales of $1,651,989 and traditional wound care sales of $100,369, partially offset by higher advanced wound care sales of $759,157. Sales of the balance of the Company’s core line of products were essentially flat quarter to quarter. The lower FAD sales reflect the non-recurrence of higher sales in 2008 due to transition related backorder fulfillment, customers rationalizing their inventory in 2009 in response to the economy and lost business. The decreased traditional wound care sales reflect lower demand. The higher advanced wound care sales reflect continued growth of MEDIHONEY™ together with the balance of the product line in response to the Company’s focused sales and marketing effort. Gross U.S. MEDIHONEY™ sales increased $394,451, or 125.1%, to $664,766 in 2009 versus $295,315 in 2008. BIOGUARD, the Company’s new novel anti-microbial advanced wound care product, was launched in June and recorded gross sales of $58,458. Excluding FAD, U.S. sales increased $636,326, or 12.5%.

        Consolidated gross profit decreased $103,208, or 2.9%, in 2009 versus 2008. The consolidated gross profit margin percentage increased to 29.6% in 2009 from 27.0% in 2008. Canadian gross profit decreased $305,260, or 31.5%, to $664,486 in 2009 from $969,746 in 2008. The Canadian gross profit margin percentage decreased to 24.2% in 2009 from 29.8% in 2008. The decrease in Canadian 2009 gross profit dollars reflects the lower sales and gross profit margin percentage. The decrease in Canadian gross profit margin percentage principally reflects the adverse effect of price erosion coupled with higher product costs partially offset by the favorable impact of higher production volumes on labor efficiency and overhead absorption and lower overhead spending in 2009 versus 2008. U.S. gross profit increased $202,052, or 7.9%, to $2,763,281 in 2009 from $2,561,229 in 2008. The U.S. gross profit margin percentage increased to 31.3% in 2009 from 26.0% in 2008. The increase in U.S. gross profit dollars reflects the increase in gross profit margin percentage, partially offset by the lower sales. The increase in gross profit margin percentage is principally attributable to the improvement in FAD margin due to the discontinuation of higher cost domestic manufacturing in the fourth quarter 2008, growth of the higher margined advanced wound care business and lower freight costs, partially offset by higher product costs. Excluding FAD, favorable product mix served to increase U.S. margin dollars $357,130, or 21.5%, and the gross profit percentage to 35.2% from 32.6%.

Index

Selling, General and Administrative Expenses

        The following table highlights June 30, 2009 versus 2008 operating expenses by type:

	Quarter Ended June 30,
	2009	2008	Variance

Distribution	$ 459,741	$ 542,194	$(82,453)	(15.2%)
Marketing	438,855	613,399	(174,544)	(28.5%)
Sales	1,221,821	1,509,265	(287,444)	(19.0%)
General and administrative	1,582,621	1,818,698	(236,077)	(13.0%)

Total	$3,703,038	$4,483,556	$(780,518)	(17.4%)

        Selling, general and administrative expenses decreased $780,518, or 17.4%, in 2009 versus 2008, including a decrease of $104,999 in Canadian selling, general and administrative expenses attributable to exchange.

        Distribution expense decreased $82,453, or 15.2%, in 2009 versus 2008. Expenses in Canada decreased $74,604 (including a $17,179 benefit related to exchange) while expenses in the U.S decreased $7,849. The decrease in Canada was driven by the non-recurrence of incremental expense related to the buy out of the former distribution center lease in 2008. The U.S. decrease was driven by the non-recurrence of incremental FAD related transition expenses in Houston incurred in 2008, partially offset by higher lease costs in St. Louis and Houston.

        Marketing expense decreased $174.544, or 28.5%, in 2009 versus 2008. The decrease is attributable to a U.S. decrease of $175,191 coupled with an increase in Canada of $647. The U.S. decrease stems from the planned reduction in advanced wound care clinical personnel, trade show and promotion expense in 2009 in order to align costs with available financial resources.

        Sales expense decreased $287,444, or 19.0%, in 2009 versus 2008. Expenses in Canada decreased $64,605 (including a $30,725 benefit related to exchange) while expenses in the U.S. decreased $222,839. Expenses in Canada decreased due to lower direct representative and distributor sales incentive program expenses (due to a change in the program in 2009), partially offset by higher group purchasing organization expenses. The U.S. decrease was attributable to lower compensation expenses associated with open (timing related) sales representative positions, the non-recurrence of incremental transition related compensation expenses in customer service, lower FAD broker commissions due to lower sales, lower travel expenses due to cost reduction initiatives, lower recruiting expense and the non-recurrence in 2009 of transition related FAD expenses. Offsetting these decreases were higher regional show related expenses and higher sales tracing expense associated with implementation of a more structured sales tracing program in 2008.

        General and administrative expense decreased $236,077, or 13.0%, in 2009 versus 2008. Expenses in Canada decreased $76,436 (including a $52,662 benefit related to exchange) while expenses in the U.S. decreased $159,640. The decrease in Canada reflects lower compensation due a change in staffing, travel, recruiting and operating expenses, partially offset by higher equity based compensation and accounting expenses. The U.S. decrease principally reflects lower compensation and benefit expenses, travel, investor relations and other operating expenses due to cost reduction initiatives, the non-recurrence of 2008 FAD transition related information technology expense, the non-recurrence of legal expenses and the timing of bad debt expenses, partially offset by higher FAD acquisition related amortization expense and higher accounting expense.

Research and Development Expense

        Research and development expense decreased $18,620 to $87,580 in 2009 from $106,200 in 2008. The decrease reflects the timing of expenses associated with the ongoing patent related and development costs associated with the DSC127 Phase II clinical trial initiated in the first quarter 2008.

Interest Expense

        Interest expense increased $7,028 to $239,600 in 2009 from $232,572 in 2008. The increase is attributable to the non-recurrence of a holdback interest reversal associated with the settlement of the Nutramax acquisition

Index

escrowed funds in 2008, partially offset by lower interest rates coupled with lower line of credit and term loan borrowing levels in 2009 versus 2008.

Other Income

        Other income increased $13,160 to $42,252 income in 2009 from $29,092 income in 2008. The main driver for the increase was higher exchange gains in Canada, partially offset by lower royalty and miscellaneous net income.

Income Taxes

        The Company recorded a $303 tax provision for 2009 consisting of a $8,872 current foreign tax provisions and a $8,569 deferred foreign tax benefit based on the Company’s Canadian subsidiary’s operating results. No tax benefit was made for the Company’s U.S. operations in 2009 due to uncertainty surrounding its ability to use available net operating loss carry forwards and net deferred tax assets. The Company recorded a $8,227 deferred foreign tax expense in 2008 related to its Canadian subsidiary’s operating results.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

        The Company generated a net loss of $560,502, or $0.01 per share (basic and diluted), in 2009 compared to a net loss of $1,270,488, or $0.03 per share (basic and diluted), in 2008.

Index

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Overview

        The following table highlights the six months ended June 30, 2009 versus 2008 operating results:

	Six Months Ended June 30,
	2009	2008	Variance

Gross Sales	$ 26,311,433	$ 30,043,720	$(3,732,287)	(12.4%)
Sales adjustments	(4,316,201)	(5,234,932)	(918,731)	(17.6%)

Net sales	21,995,232	24,808,788	(2,813,556)	(11.3%)
Cost of sales	15,213,830	18,135,606	(2,921,776)	(16.1%)

Gross profit	6,781,402	6,673,182	108,220	1.6%

Selling, general and administrative expense	7,567,164	8,803,971	(1,236,807)	(14.0%)
Research and development expense	217,926	154,308	63,618	41.2%
Interest expense	411,070	497,487	(86,417)	(17.4%)
Other income, net	(43,789)	(20,478)	(23,311)	113.8%

Total expenses	8,152,371	9,435,288	(1,282,917)	(13.6%)

Loss before income taxes	(1,370,969)	(2,762,106)	1,391,137	50.4%

Provision for income taxes	(52,388)	(81,830)	(29,442)	(36.0%)

Net loss	$(1,318,581)	$(2,680,276)	$ 1,361,695	50.8%

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2009	2008

Gross Sales	$ 26,311,433	$ 30,043,720

Trade rebates	(3,113,426)	(3,891,165)
Distributor fees	(445,197)	(596,477)
Sales incentives	(288,720)	(185,601)
Returns and allowances	(266,048)	(332,106)
Cash discounts	(202,830)	(229,583)

Total adjustments	(4,316,201)	(5,234,932)

Net sales	$ 21,995,232	$ 24,808,788

        Trade rebates decreased in 2009 versus 2008 due principally to lower Canadian sales subject to rebate which, in turn, resulted from lower demand as a result of the exclusive Canadian distributor reducing its inventory, unfavorable exchange, and a slight increase in sales not subject to rebate. U.S. rebates increased due to an increase in regular and private label sales subject to rebate, coupled with an increase in the percentage of rebates to sales due to list price increases (without a commensurate increase in contract pricing). The decrease in distribution fee expense is commensurate with the change in Canadian net sales upon which it is based. The increase in sales incentive expense relates principally to an expansion of the FAD sales incentive program together with an increase

Index

in the level of sales subject to incentives. The sales returns and allowances decrease is principally due to the non-recurrence of higher FAD transition related returns and allowances in 2008. The decrease in cash discounts reflects lower U.S. sales subject to cash discount as the percentage of cash discounts to sales were comparable period to period.

Rebate Reserve Roll Forward

        A six month roll forward of the trade rebate accruals at June 30, 2009 and 2008 is outlined below:

	Six Months Ended June 30,
	2009	2008

Beginning balance – January 1	$ 2,660,086	$ 2,407,709
Rebates paid	(3,464,208)	(3,248,572)
Rebates accrued	3,113,426	3,891,165

Ending balance – June 30	$ 2,309,304	$ 3,050,302

        The $350,782 decrease in the trade rebate reserve balance for the six months ended June 30, 2009 reflects a catch up in payment of U.S. private label rebates coupled with a reduction in the Canadian reserve due to lower sales to the exclusive Canadian distributor in response to the distributors’ plan to reduce its investment in inventory. There has been no other discernable change in the nature of the Company’s business as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

        The following table highlights the June 30, 2009 versus 2008 product line net sales and gross profit:

	Six Months Ended June 30,
	2009	2008	Variance

Net Sales	$21,995,232	$24,808,788	$(2,813,556)	(11.3%)

Cost of sales	15,213,830	18,135,606	(2,921,776)	(16.1%)

Gross Profit	$ 6,781,402	$ 6,673,182	$ 108,220	1.6%

Gross Profit %	30.8%	26.9%

        Consolidated net sales decreased $2,813,556, or 11.3% (7.0% adjusted for exchange), in 2009 versus 2008. Canadian net sales decreased $1,546,439, or 23.8%, to $4,949,687 in 2009 from $6,496,126 in 2008. This decrease was driven by unfavorable exchange of $1,070,113 associated with a 19.7% weakening of the Canadian dollar and lower sales of $476,326. Inventory rationalization on the part of the Company’s exclusive Canadian distributor is principally responsible for the lower sales. Real growth as measured by sales of the Company’s products reported by its exclusive distributor, unadjusted for foreign exchange, approximated 9.3%. U.S. net sales decreased $1,267,117, or 6.9%, to $17,045,545 in 2009 from $18,312,662 in 2008. The decrease was driven by lower FAD sales of $2,458,218 and traditional wound care sales of $306,999, partially offset by higher advanced wound care sales of $1,022,592 and private label sales of $553,723. Specialty fixation, burn care and skin care and bathing sales were down $78,215, or 6.3%, period to period. The lower FAD sales reflect the non-recurrence of higher sales in 2008 due to transition related backorder fulfillment, customers rationalizing their inventory in 2009 in response to the economy and lost business. The lower traditional wound care sales reflect the non-recurrence of a spot sale (customer’s normal supplier was unable to supply) realized in 2008 and lower demand. The higher advanced wound care sales reflect continued growth of MEDIHONEY™ together with the balance of the product line in response to the Company’s focused sales and marketing effort. Gross U.S. MEDIHONEY™ sales increased $555,042, or 94.3%, to $1,143,944 in 2009 versus $588,902 in 2008. BIOGUARD, the Company’s new novel anti-microbial advanced wound care product, was launched in June and recorded gross sales of $58,458. The increase in private label sales reflects incremental sales from a new product being manufactured for an existing customer in the first

Index

quarter 2009, together with improved demand from a number of the Company's other customers. Excluding FAD, U.S. sales increased $1,191,101, or 12.2%.

        Consolidated gross profit increased $108,220, or 1.6%, in 2009 versus 2008. The consolidated gross profit margin percentage increased to 30.8% in 2009 from 26.9% in 2008. Canadian gross profit decreased $426,395, or 23.7%, to $1,373,849 in 2009 from $1,800,244 in 2008. The Canadian gross profit margin percentage increased slightly to 27.8% in 2009 from 27.7% in 2008. The decrease in Canadian 2009 gross profit dollars reflects the lower sales. The change in Canadian gross profit margin percentage principally reflects the adverse effect of price erosion coupled with higher product costs, essentially offset by the favorable impact of higher production volumes on labor efficiency and overhead absorption and lower overhead spending in 2009 versus 2008. U.S. gross profit increased $534,614, or 11.0%, to $5,407,553 in 2009 from $4,872,939 in 2008. The U.S. gross profit margin percentage increased to 31.7% in 2009 from 26.6% in 2008. The increase in U.S. gross profit dollars reflects the increase in gross profit margin percentage, partially offset by the lower sales. The increase in gross profit margin percentage is principally attributable to the improvement in FAD margin due to the discontinuation of higher cost domestic manufacturing in the fourth quarter 2008, growth of the higher margined advanced wound care business and lower freight costs, partially offset by higher product costs. Excluding FAD, favorable product mix partially offset by higher product costs served to increase U.S. margin dollars $550,824, or 16.6%, and the gross profit percentage to 35.3% from 33.9%.

Selling, General and Administrative Expenses

        The following table highlights June 30, 2009 versus 2008 operating expenses by type:

	Six Months Ended June 30,
	2009	2008	Variance

Distribution	$ 887,474	$1,022,181	$ (134,707)	(13.2%)
Marketing	829,787	1,009,389	(179,602)	(17.8%)
Sales	2,436,862	2,783,287	(346,425)	(12.4%)
General and administrative	3,413,041	3,989,114	(576,073)	(14.4%)

Total	$7,567,164	$8,803,971	$(1,236,807)	(14.0%)

        Selling, general and administrative expenses decreased $1,236,807, or 14.0%, in 2009 versus 2008, including a decrease of $261,579 in Canadian selling, general and administrative expenses attributable to exchange.

        Distribution expense decreased $134,707, or 13.2%, in 2009 versus 2008. Expenses in Canada decreased $96,090 (including a $33,796 benefit related to exchange) while expenses in the U.S decreased $38,617. The decrease in Canada was driven by the non-recurrence of incremental expense related to the buy out of the former distribution center lease in the second quarter 2008. The U.S. decrease was driven by the non-recurrence of incremental FAD related transition expenses in Houston incurred in 2008, partially offset by higher lease costs in Houston and St. Louis together with slightly higher personnel and operating costs in St. Louis in support of the growing non-FAD business.

        Marketing expense decreased $179,602, or 17.8%, in 2009 versus 2008. The decrease is attributable to a U.S. decrease of $182,858 coupled with an increase in Canada of $3,256 (including a $10,293 benefit related to exchange). The U.S. decrease stems from a planned reduction in advanced wound care clinical personnel, trade show and promotion expense in 2009 in order to align costs with available financial resources, partially offset by an increase in FAD related marketing reflecting implementation of a full marketing plan in 2009 versus a partial transition related plan in 2008. The Canada expense increase reflects higher advanced wound care product sampling expenses.

        Sales expense decreased $346,425, or 12.4%, in 2009 versus 2008. Expenses in Canada decreased $113,298 (including a $69,963 benefit related to exchange) while expenses in the U.S. decreased $233,127. Expenses in Canada decreased principally due to lower direct representative commission, timing related bid and tender expenses and distributor sales incentive program expenses due to a change in the program in 2009. The U.S. decrease was attributable to lower compensation and commission expenses associated with open (timing related) sales representative positions and the non-recurrence of incremental transition related compensation expenses in

Index

customer service, lower FAD broker commissions due to lower sales, lower travel expenses due to cost reduction initiatives, lower recruiting expenses together with the non-recurrence in 2009 of FAD transition related expenses. Offsetting these decreases were higher equity based compensation, regional show and sales tracing expenses associated with the implementation of a more structured sales tracing program in 2008.

        General and administrative expense decreased $576,073, or 14.4%, in 2009 versus 2008. Expenses in Canada decreased $197,641 (including a $147,528 benefit related to exchange) while expenses in the U.S. decreased $378,434. The decrease in Canada reflects lower compensation due a change in staffing, travel, recruiting and operating expenses, partially offset by higher equity based compensation and accounting expenses. The U.S. decrease principally reflects lower travel expense of $122,000 and investor relations expense of $88,000 due to cost reduction initiatives, non-recurring and lower legal expenses of $72,000 and non-recurring recruiting expense of $40,000, non-recurring transition related and lower information technology expense of $36,000 together with lower bad debt expense of $76,000, other professional service fees of $40,000 and other net operating costs of $14,900 partially offset by incremental intangible amortization expense of $110,400 related to the FAD acquisition.

Research and Development Expense

        Research and development expense increased $63,618 to $217,926 in 2009 from $154,308 in 2008. The increase reflects higher ongoing patent related and development costs associated with the DSC127 Phase II clinical trial initiated in the first quarter 2008, partially offset by lower consulting expenses.

Interest Expense

        Interest expense decreased $86,417 to $411,070 in 2009 from $497,487 in 2008. The decrease is principally attributable to lower interest rates coupled with lower line of credit and term loan borrowing levels in 2009 versus 2008.

Other Income

        Other income increased $23,311 to $43,789 income in 2009 from $20,478 income in 2008. The main drivers for the increase were $66,500 of gains on miscellaneous asset sales associated with the closure of the FAD manufacturing operation together with lower exchange losses, partially offset by lower royalty income and other miscellaneous income in 2009 versus 2008.

Income Taxes

        The Company recorded a $52,388 tax benefit for 2009 consisting of a $29,684 current foreign tax benefit and a $22,704 deferred foreign tax benefit based on the Company’s Canadian subsidiary’s operating results. No tax benefit was made for the Company’s U.S. operations in 2009 due to uncertainty surrounding its ability to use available net operating loss carry forwards and net deferred tax assets. The Company recorded a $81,830 deferred foreign tax benefit in 2008 related to its Canadian subsidiary’s operating results.

        Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

        The Company generated a net loss of $1,318,581, or $0.03 per share (basic and diluted), in 2009 compared to a net loss of $2,680,276, or $0.07 per share (basic and diluted), in 2008.

Liquidity and Capital Resources

Cash Flow and Working Capital

        The Company reported a $1,318,581 net loss for the first half of 2009 versus a $2,680,276 net loss in the first half of 2008. While sales declined, gross profit dollars and margin percentage increased due to a favorable sales mix (principally reflecting the growth of the higher margined advanced wound care business), the elimination of higher cost FAD domestic manufacturing in the fourth quarter 2008 and improved manufacturing performance in

Index

Canada, partially offset by higher product costs. Operating expenses were reduced to better align costs with revenues.

        The launch of a number of new products bodes well for the future growth of the Company’s higher-margined advanced wound care product line. While overall FAD sales declined in the first half of 2009 versus 2008, the Company considers that the FAD product line represents a solid growth opportunity. Sales for the balance of the Company’s product lines are expected to remain relatively stable. Further, the Company continues to actively pursue distributors in numerous countries to increase its international sales.

        Improving financial performance and other steps taken to improve cash management have served to improve the Company’s liquidity as reflected in the adjusted earnings before interest, taxes, depreciation and amortization and equity based compensation (Adjusted EBITDA) and operating cash flow table below:

	2009 June YTD	2008 Year

Adjusted EBITDA

Net loss	$ (1,318,581)	$ (3,961,937)
Interest	411,070	940,148
Taxes	(52,388)	58,815
Depreciation	416,163	855,609
Amortization	658,880	1,427,524
Equity based compensation	496,990	821,556

Total adjusted EBITDA	$ 612,134	$ 141,715

        The Company has improved its Adjusted EBITDA in the first six months of 2009 versus the full year 2008 due to the reduction of its net loss, which has decreased significantly over 2008’s performance. This trend is expected to continue over the next twelve months as the Company works towards reducing its operating losses. Interest and the non-cash charges are expected to remain constant over the balance of the year. Taxes will fluctuate in accordance with Canada’s operating performance, but are not expected to change significantly.

        The Company defines Adjusted EBITDA as net loss before interest expense, taxes, depreciation and amortization and equity based compensation. The Company believes that net income (loss) is the most directly comparable GAAP measurement to Adjusted EBITDA. Adjusted EBITDA is presented because the Company believes it is useful to investors as a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness and because such disclosure provides investors with additional criteria used by the Company to evaluate operating performance. Adjusted EBITDA is not defined under GAAP, should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate the Company’s liquidity or financial performance. Adjusted EBITDA does not include interest expense, income tax expense, depreciation and amortization expense or equity based compensation expense, which may be necessary in evaluating the Company’s operating results and liquidity requirements. The Company’s management compensates for these limitations by using Adjusted EBITDA as a supplement to GAAP results to provide a more comprehensive understanding of the factors and trends affecting the business. The Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures provided by other companies, because not all companies calculate this measure in the same fashion.

Index

	2009 June YTD	2008 Year

Operating cash flow

Net loss	$(1,318,581)	$(3,961,937)
Depreciation	416,163	855,609
Amortization	658,880	1,427,524
Equity based compensation	496,990	821,556
Other net loss adjustments	469,063	1,351,324
Change in operating assets and
liabilities	(524,023)	(5,238,043)

Total operating cash flow	$ 198,492	$(4,743,967)

        Operating cash flow has improved significantly in the first six months of 2009 versus the full year 2008. This is attributable to a significant reduction in operating assets and liablilites requirements and a lower net loss. In 2008, the Company increased its investment in inventory approximately $3,600,000. In 2009 this trend was reversed. Through June 2009 inventories have been reduced approximately $960,000. Operating cash flow is expected to continue to improve over the next twelve months given the expected improvement in financial performance and continuation of the initiative to reduce inventory.

        At June 30, 2009 and December 31, 2008, the Company had cash and cash equivalents on hand of $167,040 and $391,038, respectively. The $223,998 decrease in cash reflects net cash used in financing activities of $334,481, cash used in investing activities of $52,200 and cash used as a result of exchange rate changes of $35,809, less cash provided by operating activities of $198,492.

        Net cash provided by operating activities of $198,492 stems from $730,906 cash provided from operations (net loss plus non-cash items), together with $532,414 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations reflects the non-cash items, partially offset by the operating loss. Lower receivable and inventory levels coupled with reductions in accounts payable and accrued expenses were the main drivers behind the net change in operating assets and liabilities. The change in receivables reflects lower sales and improved collections. The reduced investment in inventory reflects a plan to reduce inventory levels while maintaining customer service requirements. The decrease in accounts payable reflects a significant reduction in payables related to inventory purchases (consistent with the plan to reduce inventory), lower overall spending levels and timing. The decrease in accrued expenses and other current liabilities principally reflects payment of 2008 year end accruals and timing related changes.

        Net cash used in investing activities of $52,200 reflects capital expenditures of $113,200, less receipt of $61,000 cash from the sale of assets associated with the discontinuation of FAD domestic manufacturing. Capital expenditures are down in 2009 versus 2008 and no significant expenditures are anticipated over the balance of the year.

        Net cash used in financing activities of $334,481 reflects regularly scheduled debt payments of $652,957, an increase in restricted cash of $11,300 and costs related to the issuance of stock of $5,000, partially offset by increased line of credit borrowings of $334,776.

        Working capital decreased $777,320, or 11.5%, at June 30, 2009 to $5,962,331 from $6,739,651 at December 31, 2008. Excluding the reclassification of the $500,000 promissory note from long term to current debt in the second quarter 2009, working capital decreased $277,320 in the first six months of 2009 and increased by $141,348 in the second quarter. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

        On March 31, 2009, the Company’s U.S. lender agreed to amend the credit and security agreement to allow the Company to enter into a forbearance agreement with Western Medical to postpone payment of its $500,000 promissory note due April 2009, for one year until April 2010 and to allow subsequent payments on the subordinate

Index

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

        With the cash on hand at June 30, 2009, together with available revolver capacity of $495,766, the Company has $662,806 of available liquidity at June 30, 2009.

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

        As a result of these efforts, the Company launched ALGICELL® Ag in November 2006. The Company launched its first MEDIHONEY™ product in October 2007. This product represents the first of its kind and interest in the product has been high. Sales have increased steadily and current indications are that the planned MEDIHONEY™ based line of products could result in significant incremental sales. The Company recently launched four new products, the MedEfficiency line of Total Contact Cast systems (October 2008), XTRASORB (November 2008), MOBILITY 1 (January 2009) and BIOGUARD, the Company’s novel anti-microbial infection control product in June 2009. All four products have received interest in the marketplace and complement the Company’s existing advanced wound care product line. The Company continues to work on its pipeline and has identified several products that are capable of contributing to future sales growth. The Company anticipates its core business sales will remain relatively stable over the near term.

        In recognition of its current financial condition, the Company initiated the following actions beginning in the last quarter of 2008:

1.	While not compromising the overall integrity of the advanced wound care growth strategy, prospective plans in terms of sales and marketing resources were scaled back to more affordable levels resulting in an immediate reduction of expense. The Company has implemented a process to better measure the ongoing return on sales and marketing resources deployed. Assuming the existing resources in place are generating the expected return, the Company will prospectively expand its investment in sales and marketing resources in support of its advanced wound care growth strategy, as financial conditions allow.

2.	The FAD business represents a growth opportunity for the Company. In addition to its core business opportunities, the FAD business will serve as a platform for introducing the Company’s existing advanced and traditional wound care products to new customers and markets, especially the retail market. The FAD is presently working on a number of opportunities for sales growth. The Company began to realize the savings associated with discontinuing its higher cost U.S. production in the fourth quarter 2008. In addition, the FAD is working to firm up a cost effective supply chain for its adhesive bandages and first aid related products. Initial shipments from the new supply chain were received during the second quarter of 2009 and is expected to be fully functioning by year end, at which time the Company expects to be able to further reduce its product costs and improve liquidity by reducing the level of inventory required to support the ongoing business.

Index

3.	Steps were taken to identify and eliminate all non-essential operating costs. No salary increases or bonuses are planned until the Company’s performance and liquidity improves. Expected savings resulting from these measures were factored into the Company’s 2009 operating plan.

4.	The Company made a significant investment in DSC 127 beginning in December 2007. While the launch of DSC 127 is several years away, the market potential for this product is considered to be considerable. The product began phase II trials in early 2008 to achieve proof of principle in a human model. The phase II trials are expected to be completed by the third quarter of 2010. The projected cost to complete the phase II trials is approximately $1,700,000, including $1,001,598 incurred through June 2009. The Company plans to continue with this investment and anticipates spending approximately $698,402 to complete the Phase II trial over the next fifteen months.

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

        With the planned improvement in operations and reduction in working capital requirements (associated with a reduction in FAD inventory), together with the available cash on hand and additional borrowing capacity as of June 30, 2009, the Company anticipates having sufficient liquidity in place to meet its operating needs and debt covenants through the next twelve months.

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

Index

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

Goodwill

        At June 30, 2009, the Company had $7,119,726 of goodwill consisting of $4,679,684 relating to the FAD acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. The goodwill is included in the wound care segment for reporting purposes. The Company tests goodwill for impairment in the fourth quarter of each year or when impairment indicators are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgments and assumptions in estimating future cash flows to determine the fair value of each reporting unit. These assumptions include future growth rates, discount factors, future tax rates and other factors. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates used to manage the underlying business. In addition, the Company makes certain judgments about allocating shared assets to the balance sheet for this segment. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Update of Factors Affecting Future Prospects

        The following factors affecting future prospects update the related factors set forth in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2009:

The Company has generated only nominal income and it cannot guarantee future profitability.

        The Company earned net income of $668,739 in 2006, $22,241 in 2003, $61,368 in 2002 and $192,398 in 2001 and incurred losses of $1,318,581 for the six months ended June 30, 2009 (unaudited), $3,961,937 in 2008, $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At June 30, 2009, the Company had an accumulated deficit of $20,982,405 (unaudited). Although the Company achieved profitability in 2006, 2003, 2002 and 2001, the Company cannot offer any assurance that it will be able to generate sustained or significant earnings.

Index

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of the Company’s shares.

        Up to 20,491,291 shares of the Company’s common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants and options (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 40,315,743 shares of common stock currently outstanding.

        Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of the Company’s common stock.

The Company’s stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of the Company’s common stock has been volatile. The high and low prices for the years 2004 through 2008 and the first half of 2009 are set forth in the table below:

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007	$0.58	$1.40
2008	$0.20	$1.35
2009(*)	$0.24	$0.67

(*) January 1 through June 30.

        Events that may affect the Company's common stock price include:

•	Quarter to quarter variations in its operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care and skin care industries;
•	The introduction of new products either by the Company or by its competitors; and
•	The loss of a major customer.

        Although all publicly traded securities are subject to price and volume fluctuations, it is likely that the Company’s common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Index

Item 4. CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the six months ended June 30, 2009, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of the Company was held on May 20, 2009. At the annual meeting, the following matters were submitted to a vote of the Company’s security holders with the results indicated:

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

Director-Nominee	In Favor	Against	Abstentions	Broker Non-Votes

Edward J. Quilty	30,665,675	0	403,521	0
Srini Conjeevaram	30,758,821	0	310,375	0
Stephen T. Wills, CPA, MST	30,742,825	0	326,371	0
James T. O'Brien	30,758,989	0	310,207	0
C. Richard Stafford, Esq.	30,723,218	0	345,978	0
Richard J. Keim	30,670,947	0	398,249	0
Robert G. Moussa	30,672,096	0	397,100	0
Bruce F. Wesson	30,673,068	0	396,128	0

        Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm

        Shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. Details concerning the vote on proposal 2 are set forth below:

In Favor	30,801,307
Against	126,130
Abstentions	141,759
Broker Non-Votes	0

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

DERMA SCIENCES, INC.
Dated: August 14, 2009	By:	/s/ John E. Yetter
John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002