Form 10-Q/A
period 2008-06-30
DERMA SCIENCES, INC.
filed 2009-11-12
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Shares Outstanding: 40,315,743

EXPLANATORY NOTE

The Registrant is filing this amendment to its interim report on Form 10-Q for the three and six month periods ended June 30, 2009 in order to: (1) delete non-GAAP presentations under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 – Liquidity and Capital Resources – Cash Flow and Working Capital, and (2) supplement Exhibits 31.1 and 31.2 of the report by adding to the certifications of the Registrant’s principal executive officer and principal financial officer statements as to these officers’ responsibility for internal control over financial reporting and their participation in the design of such controls. The foregoing amendments have not resulted in any modification to the consolidated financial statements contained in the report.

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

        Improving financial performance and other steps taken to improve cash management have served to improve the Company’s liquidity. Operating cash flow has improved significantly in the first six months of 2009 versus the full year 2008. This is attributable to a significant reduction in operating assets and liabilities requirements and a lower net loss. In 2008, the Company increased its investment in inventory approximately $3,600,000. In 2009 this trend was reversed. Through June 2009 inventories have been reduced approximately $960,000. Operating cash flow is expected to continue to improve over the next twelve months given the expected improvement in financial performance and continuation of the initiative to reduce inventory.

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

Index

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

Index

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

Index

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

DERMA SCIENCES, INC.
Dated: November 12, 2009	By:	/s/ John E. Yetter
John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002