Form 10-K/A
period 2008-12-31
DERMA SCIENCES, INC.
filed 2009-11-12
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The Registrant is filing this amendment to its annual report on Form 10-K for the year ended December 31, 2008 in order to: (1) clarify under Notes to Consolidated Financial Statements – Note 3. Acquisitions the role of the Registrant’s independent appraiser in the allocation of the purchase price among assets of a business acquired in November, 2007, (2) supplement Item 9A. Controls and Procedures of the report by adding the conclusion of the Registrant’s principal executive officer and principal financial officer regarding the effectiveness of the Registrant’s disclosure controls and procedures, and (3) supplement Exhibits 31.1 and 31.2 of the report by adding to the certifications of the Registrant’s principal executive officer and principal financial officer statements as to these officers’ responsibility for internal control over financial reporting and their participation in the design of such controls. The foregoing amendments have not resulted in any modification to the consolidated financial statements contained in the report.

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

        Effective December 31, 2008, we made certain adjustments to our preliminary valuation of tangible and intangible assets acquired and liabilities assumed in connection with our November, 2007 acquisition of FAD. In so doing, we considered a valuation study prepared by an independent appraiser as well as information that became available after the acquisition. The responsibility for the valuation adjustments is entirely ours.

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

Segment sales, gross profit and other related information for 2008 and 2007 are as follows:

Year Ended December 31, 2008

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$ 47,641,194	$1,799,256	$758,978	-	$ 50,199,428

Gross profit	14,059,556	975,357	221,091	-	15,256,004
Total expenses	-	-	-	-	(19,217,941)

Net loss					$ (3,961,937)

Net long-lived assets	$ 3,256,273	$ 130,729	$ 41,463	$ 549,388	$ 3,977,853

Year Ended December 31, 2007

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$ 30,983,191	$2,260,735	$891,475	-	$ 34,135,401

Gross profit	10,043,756	1,318,148	242,511	-	11,604,415
Total expenses	-	-	-	$(13,889,020)	(13,889,020)

Net loss					$ (2,284,605)

Net long-lived assets	$ 4,283,538	$ 146,768	$ 52,350	$ 426,393	$ 4,909,049

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, our president and chief executive officer (our principal executive officer) and our vice president and chief financial officer (our principal financial officer) performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on this evaluation, our president and chief executive officer and our vice president and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

DERMA SCIENCES, INC.

November 12, 2009	By: /s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 12, 2009.

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