Form 10-Q/A
period 2009-03-31
DERMA SCIENCES, INC.
filed 2009-11-13
CIK 892160

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
Shares Outstanding: 40,140,743

EXPLANATORY NOTE

The Registrant is filing this amendment to its interim report on Form 10-Q for the three month period ended March 31, 2009 in order to supplement Exhibits 31.1 and 31.2 of the report by adding to the certifications of the Registrant’s principal executive officer and principal financial officer statements as to these officers’ responsibility for internal control over financial reporting and their participation in the design of such controls. The foregoing amendments have not resulted in any modification to the consolidated financial statements contained in the report.

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