Form 10-Q
period 2009-09-30
DERMA SCIENCES, INC.
filed 2009-11-13
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares of each of the issuer's classes of common equity, as of the latest practicable date.

Date: November 13, 2009	Class:	Common Stock, par value $.01 per share
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

Index

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$ 399,998	$ 391,038
Accounts receivable, net	3,743,290	3,892,523
Inventories	10,789,282	12,423,042
Prepaid expenses and other current assets	477,712	397,117

Total current assets	15,410,282	17,103,720
Cash - restricted	2,029,563	2,014,422
Equipment and improvements, net	3,873,046	3,977,853
Goodwill	7,119,726	7,119,726
Other intangible assets, net	4,322,750	5,310,129
Other assets, net	579,216	681,472

Total Assets	$ 33,334,583	$ 36,207,322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit borrowings	2,835,589	3,446,605
Current maturities of long-term debt	1,773,401	1,298,207
Accounts payable	2,902,190	3,614,764
Accrued expenses and other current liabilities	1,233,958	2,004,493

Total current liabilities	8,745,138	10,364,069
Long-term debt	2,614,503	4,065,036
Other long-term liabilities	104,674	44,848
Deferred tax liability	363,141	340,871

Total Liabilities	11,827,456	14,814,824

Shareholders' Equity
Convertible preferred stock, $.01 par value; 11,750,000 shares authorized; issued and outstanding: 2,280,407 shares
(liquidation preference of $4,210,231 at September 30, 2009)	22,804	22,804
Common stock, $.01 par value; 150,000,000 authorized; issued and outstanding: 40,315,743 at September 30, 2009; 40,140,743 at
December 31, 2008	403,157	401,407
Additional paid-in capital	40,709,352	40,027,645
Accumulated other comprehensive income -
cumulative translation adjustments	1,214,615	604,465
Accumulated deficit	(20,842,801)	(19,663,823)

Total Shareholders' Equity	21,507,127	21,392,498

Total Liabilities and Shareholders' Equity	$ 33,334,583	$ 36,207,322

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended September 30,
	2009	2008

Net Sales	$ 12,882,425	$ 12,832,574
Cost of sales	8,838,154	9,006,021

Gross Profit	4,044,271	3,826,553

Operating Expenses
Selling, general and administrative	3,677,182	4,115,154
Research and development	70,412	84,891

Total operating expenses	3,747,594	4,200,045

Operating income (loss)	296,677	(373,492)

Other expense, net:
Interest expense	220,839	251,256
Other income	(69,002)	(1,419)

Total other expense	151,837	249,837

Income (loss) before provision for income taxes	144,840	(623,329)
Provision for income taxes	5,237	78,290

Net Income (Loss)	$ 139,603	$ (701,619)

Net income (loss) per common share - basic and diluted	$ 0.00	$ (0.02)

Shares used in computing net income (loss) per common share - basic	40,315,743	40,140,743

Shares used in computing net income (loss) per common share - diluted	42,931,301	40,140,743

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
	Nine months ended September 30,
	2009	2008

Net Sales	$ 34,877,658	$ 37,641,362
Cost of sales	24,051,984	27,141,628

Gross Profit	10,825,674	10,499,734

Operating Expenses
Selling, general and administrative	11,244,347	12,919,124
Research and development	288,338	239,199

Total operating expenses	11,532,685	13,158,323

Operating loss	(707,011)	(2,658,589)

Other expense, net:
Interest expense	631,909	748,743
Other income	(112,791)	(21,897)

Total other expense	519,118	726,846

Loss before benefit for income taxes	(1,226,129)	(3,385,435)
Benefit for income taxes	(47,151)	(3,540)

Net Loss	$ (1,178,978)	$ (3,381,895)

Net loss per common share - basic and diluted	$ (0.03)	$ (0.09)

Shares used in computing net loss per common share - basic and diluted	40,231,128	38,091,726

See accompanying consolidated notes.

Index

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
	2009	2008

Operating Activities
Net loss	$ (1,178,978)	$ (3,381,895)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation of equipment and improvements	622,171	661,001
Amortization of intangible assets	987,380	865,920
Amortization of deferred financing costs	108,512	93,583
Recovery of bad debts	(87,044)	36,351
Allowance for sales adjustments	630,679	504,938
Provision for inventory obsolescence	257,702	184,323
Deferred rent expense	51,529	(43,808)
Compensation charge for employee stock options	668,658	593,446
Compensation charge for restricted stock	18,148	36,315
Gain on sale of equipment	(59,031)	-
Deferred income taxes	(21,363)	(3,540)
Changes in operating assets and liabilities:
Accounts receivable	(394,402)	(882,229)
Inventories	1,630,394	(2,804,745)
Prepaid expenses and other current assets	(70,629)	372,001
Other assets	(452)	(7,661)
Accounts payable	(802,634)	(140,550)
Accrued expenses and other current liabilities	(763,821)	(1,754,745)
Other long-term liabilities	8,788	40,069

Net cash provided by (used in) operating activities	1,605,607	(5,631,226)

Investing Activities
Costs of acquiring businesses	-	(120,484)
Purchase of equipment and improvements	(185,222)	(353,344)
Refund of acquired business escrow funds	-	1,193,187
Proceeds from sale of equipment	61,000	-

Net cash (used in) provided by investing activities	(124,222)	719,359

Financing Activities
Net change in bank line of credit	(611,016)	3,469,395
Deferred financing costs	-	(269,235)
Long-term debt repayments	(975,339)	(983,335)
Net change in restricted cash	(15,142)	(2,004,304)
Proceeds from issuance of stock, net of costs	(9,290)	5,728,506

Net cash (used in) provided by financing activities	(1,610,787)	5,941,027

Effect of exchange rate changes on cash	138,362	(33,544)

Net increase in cash and cash equivalents	8,960	995,616
Cash and cash equivalents
Beginning of period	391,038	577,096

End of period	$ 399,998	$ 1,572,712

Supplemental disclosures of cash flow information:
Equipment obtained with capital lease	$ -	$ 96,324
Cash paid during the period for:
Interest	$ 494,704	$ 618,027

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

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Information included in the condensed balance sheet as of December 31, 2008 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in Form 10-K previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-K.

        Recent Accounting Pronouncements

        Effective January 1, 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for the purposes of determining whether such equity-linked financial instrument (or embedded feature) is subject to derivative accounting. We adopted this new guidance effective January 1, 2009 which had no impact on the consolidated financial statements.

        In April 2009, the FASB issued additional guidance requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009, and we adopted this guidance commencing with our June 30, 2009 consolidated financial statements. The implementation of this standard did not have a material impact on our consolidated balance sheet and operating results.

        In May 2009, the FASB issued new guidance on the reporting of subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  We adopted this standard during the three months ended June 30, 2009 and have evaluated subsequent event activity through the date and time the quarter ended September 30, 2009 financial statements were issued on November 13, 2009.

        On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing literature of the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other sources. The Codification was effective for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ended September 30, 2009. There was no impact on our consolidated balance sheet and results of operations as this change is disclosure-only in nature.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        In September 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The impact of the adoption of these amendments will depend on the nature of the arrangements that we enter into subsequent to the date we adopt the amendments.

        Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the nine months ended September 30, 2009 and three and nine months ended September 30, 2008 as the effect would be anti-dilutive.

        Total dilutive shares that have or would have been used to compute diluted income per common share for the three and nine months ended September 30, 2009 and 2008 are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average common shares
outstanding – basic	40,315,743	40,140,743	40,231,128	38,091,726
Dilutive shares attributable to:
Convertible preferred stock	2,280,407	–	–	–
Restricted common stock	–	–	–	–
Warrants	12,598	–	–	–
Stock options	322,553	–	–	–

Sub-total dilutive shares	2,615,558	–	–	–

Weighted average common
shares outstanding – diluted	42,931,301	40,140,743	40,231,128	38,091,726

        Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dilutive shares:
Convertible preferred stock	–	2,280,407	2,280,407	2,280,407
Restricted common stock	–	175,000	–	175,000
Warrants	8,782,661	11,405,259	8,795,259	11,405,259
Stock options	9,110,572	8,331,480	9,433,125	8,331,480

Total dilutive shares	17,893,233	22,192,146	20,508,791	22,192,146

        Reclassifications – Certain reclassifications have been made to prior period reported amounts to conform with the 2009 presentation.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

2.     Inventories

        Inventories include the following:

	September 30, 2009	December 31, 2008

Finished goods	$ 6,867,008	$ 9,001,269
Work in process	319,128	443,511
Packaging materials	642,270	700,948
Raw materials	2,960,876	2,277,314

Total inventory	$ 10,789,282	$ 12,423,042

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

        On March 31, 2009, the Company’s U.S. lender agreed to amend the credit and security agreement to allow the Company to enter into a forbearance agreement with Western Medical to postpone payment of its promissory note due April 18, 2009 and to allow subsequent payments on the subordinated debt beginning in April 2010 provided the Company achieves predetermined liquidity and free cash flow objectives (as defined) and provided Western Medical further extends for one year the payment of the principal balance, if any, remaining on the promissory note after giving effect to the April, 2010 payment. In return for the amendment, the Company agreed to change its base rate for interest charged to a three month LIBOR rate from a one month LIBOR rate. Further, effective April 1, 2009 the base rate margin was increased 150 basis points on the revolving line of credit from 2.75% to 4.25%, on the term loan from 4.25% to 5.75% and on the portion of the term loan secured by restricted cash from 2.25% to 3.75%. In addition, the Company is obligated to increase the revolving loan availability on its revolving line of credit to a minimum of $3,000,000 by December 31, 2009. Failure to achieve the minimum revolving loan availability amount will result in the base rate changing to the greater of 3.00% or the actual rate in effect. At September 30, 2009 the effective interest rate was 4.53% and the outstanding balance was $2,835,589 under the amended credit and security agreement.

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

4.     Long-Term Debt

        Long-term debt consists of the following:

	September 30, 2009	December 31, 2008

U.S. term loan	$ 3,800,000	$ 4,700,000
Promissory note	500,000	500,000
Capital lease obligations	87,904	163,243

Total debt	4,387,904	5,363,243

Less: current maturities	1,773,401	1,298,207

Long-term debt	$ 2,614,503	$ 4,065,036

        U.S. Term Loan

        In November 2007, the Company entered into a five-year $6,000,000 term loan agreement with a U.S. lender. On March 31, 2009 the term loan agreement was amended. Under the amended agreement interest on the term loan is payable at the LIBOR three month rate plus 5.75%, (6.03% at September 30, 2009) and on the portion of the term loan secured by restricted cash 3.75% (4.03% at September 30, 2009). Monthly payments of principal in the amount of $100,000 together with interest are due under the amended agreement. The amended agreement is secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

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

        Capital Lease Obligations

        The Company has two capital lease obligations for certain office furniture and distribution equipment totaling $87,904 as of September 30, 2009. The capital lease obligations bear interest at annual rates ranging from 6.8% to 9.6% with the longest lease term expiring in February 2011.

5.     Shareholders’Equity

        Preferred Stock

        There are 150,003 shares of series A convertible preferred stock outstanding at September 30, 2009. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $4.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 440,003 shares of series B convertible preferred stock outstanding at September 30, 2009. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $6.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 619,055 shares of series C convertible preferred stock outstanding at September 30, 2009. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.70 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

        There are 1,071,346 shares of series D convertible preferred stock outstanding at September 30, 2009. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $0.50 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

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

        Stock Purchase Warrants

        At September 30, 2009, the Company had warrants outstanding to purchase 8,795,259 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

H	2,655,098	$ 1.00	April 30,2011
I	754,806	$ 0.72	April 30, 2011
J	2,142,855	$ 0.77	May 31, 2013
K	3,192,500	$ 1.20	April 1, 2013
L	50,000	$ 0.39	March 31, 2014

Total	8,795,259

        Stock Options

        The Company has a stock option plan under which options to purchase a maximum of 10,000,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Under the plan, options to purchase 1,662,500 and 360,000 shares of common stock were granted to officers, directors, agents and employees for the nine months ended September 30, 2009 and 2008, respectively, with exercise prices ranging from $0.36 to $1.11 per share. For the nine months ended September 30, 2009 and 2008, 15,000 and 10,000 respectively of plan options were forfeited and for the nine months ended September 30, 2008, 198,000 plan options were exercised. As of September 30, 2009, options to purchase 7,777,125 shares of the Company’s common stock were issued and outstanding under the plan.

        The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. During the nine months ended September 30, 2009 and 2008, 237,000 and 44,000 non-plan options expired, respectively. As of September 30, 2009, non-plan options to purchase 1,656,000 shares of the Company’s common stock were issued and outstanding.

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2009 and 2008 follows:

	2009		2008

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	8,022,625	$ 0.69	8,223,480	$ 0.78
Granted	1,662,500	$ 0.38	360,000	$ 0.92
Forfeited	(15,000)	$ 0.70	(10,000)	$ 1.22
Expired	(237,000)	$ 1.11	(44,000)	$ 3.22
Exercised	-	$ -	(198,000)	$ 0.63

Outstanding – September 30	9,433,125	$ 0.63	8,331,480	$ 0.78

Exercisable at September 30	6,791,250	$ 0.67	6,358,980	$ 0.81

        During the nine months ended September 30, 2009 and 2008 the fair value of each service and performance based option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used during the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Risk-free interest rate	2.88%	3.30%	2.31%	3.08%
Volatility factor	83.73%	107.5%	92.16%	118.07%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25
Contractual life (years)	10	10	10	10

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

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

        The weighted average fair value per share of options granted during the nine months ended September 30, 2009 and 2008 was $0.29 and $0.80, respectively. During the nine months ended September 30, 2009 and 2008, stock option compensation expense was recorded using the fair value method under SFAS 123R as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Cost of sales	$ 23,327	$ 16,158	$ 73,764	$ 42,170
Selling, general and administrative expenses	169,461	170,318	594,894	551,276

Total stock option compensation expense	$192,788	$186,476	$668,658	$593,446

        As of September 30, 2009, there was $582,257 of unrecognized compensation cost related to nonvested service based awards, $39,375 nonvested performance based awards and $52,941 nonvested market based awards granted under the plan. That cost is expected to be recognized over the options’ remaining weighted average vesting period of 1.47 years for service and performance based options and 0.15 years for market based options.

        For the nine months ended September 30, 2009 and 2008, no income tax benefit was recognized related to stock option activity.

        Restricted Common Stock

        On May 11, 2006, the Company adopted a restricted common stock plan and reserved 2,500,000 shares of common stock for issuance.

        On May 12, 2006, 175,000 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and vested three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $0.83 per share. The fair market value of the grant was recognized as compensation expense over the three-year service period. For the nine months ended September 30, 2009 and 2008, $18,148 and $36,315 was recorded in operating expense respectively for these grants. On May 12, 2009 all of the outstanding restricted common stock became fully vested.

        Shares Reserved for Future Issuance

        At September 30, 2009, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A - D)	2,280,407
Common stock options available for grant	2,222,875
Common stock options outstanding	9,433,125
Common stock warrants outstanding (series H - L)	8,795,259
Restricted common stock available for grant	2,325,000

Total common stock shares reserved	25,056,666

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

6.     Comprehensive Income (Loss)

        The Company’s comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net income (loss) as reported	$ 139,603	$ (701,619)	$ (1,178,978)	$ (3,381,895)
Other comprehensive income (loss):
Foreign currency translation adjustment	363,948	(267,176)	610,150	(454,698)

Comprehensive income (loss)	$ 503,551	$ (968,795)	$ (568,828)	$ (3,836,553)

7.     Operating Segments

        The Company consists of three operating segments: wound care, wound closure – specialty securement devices and skin care. Products in the wound care segment consist of basic and advanced dressings, adhesive strips, ointments and sprays. Wound closure and specialty securement device products include wound closure strips, nasal tube fasteners and a variety of catheter fasteners. The skin care segment consists of antibacterial skin cleansers, hair and body soaps, lotions and moisturizers.

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

        Segment sales, gross profit and other related information for 2009 and 2008 are as follows:

	Three Months Ended September 30, 2009

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 12,289,311	$ 409,565	$183,549	-	$ 12,882,425

Gross profit	3,765,137	231,070	48,064	-	4,044,271
Total expenses	-	-	-	$(3,904,668)	(3,904,668)

Net income					$ 139,603

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2008

Net sales	$ 12,237,599	$ 388,024	$206,951	-	$ 12,832,574

Gross profit	3,559,460	206,085	61,008	-	3,826,553
Total expenses	-	-	-	$(4,528,172)	(4,528,172)

Net loss					$ (701,619)

	Nine Months Ended September 30, 2009

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other Costs	Total Company

Net sales	$ 33,023,590	$1,307,327	$546,741	-	$ 34,877,658

Gross profit	9,969,307	714,272	142,095	-	10,825,674
Total expenses	-	-	-	$(12,004,652)	(12,004,652)

Net loss					$(1,178,978)

	Nine Months Ended September 30, 2008

Net sales	$ 35,696,657	$1,357,431	$587,274	-	$ 37,641,362

Gross profit	9,591,468	742,020	166,246	-	10,499,734
Total expenses	-	-	-	$(13,881,629)	(13,881,629)

Net loss					$(3,381,895)

        The following table presents net sales by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

United States	72%	72%	72%	70%
Canada	23%	24%	22%	25%
Other	5%	4%	6%	5%

        For the nine months ended September 30, 2009, the Company has a major U.S. customer comprising 14% of U.S. sales and 5% of U.S. operations trade accounts receivable at September 30, 2009. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at September 30, 2009.

8. Income Taxes

        The Company recorded a $47,151 and $3,540 foreign income tax benefit for the nine months ended September 30, 2009 and 2008 respectively, based on the operating results of the Company’s wholly owned Canadian subsidiary. The 2009 benefit was comprised of $25,788 current foreign tax benefit and $21,363 deferred

Index
DERMA SCIENCES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)

foreign tax benefit while the 2008 benefit was all deferred. No benefit was realized for the Company’s net loss from U.S. operations in the nine months ended September 30, 2009 and 2008 due to uncertainties surrounding the Company’s ability to utilize its net operating loss carry forwards.

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

9.     Reverse Stock Split

        On September 24, 2009 the Board of Directors unanimously adopted a resolution approving and recommending to shareholders for their approval a proposal to grant discretionary authority to the Board of Directors to amend the Company’s certificate of incorporation in order to: (i) effect a reverse split of the Company’s common and preferred shares (the “Reverse Split”) at any time within one year after the date of shareholder approval, at any whole number ratio between 1 for 5 and 1 for 10, with the exact exchange ratio and timing of the Reverse Split to be determined by the Board of Directors, and (ii) effect a reduction of the Company’s authorized common and preferred shares by a factor corresponding to the Reverse Split exchange ratio (the “Proposal”). On or about October 6, 2009, a Notice of Special Meeting of Shareholders (Proxy Statement) was sent to shareholders of record as of October 1, 2009, notifying them of the Proposal and the Special Meeting of Shareholders on November 23, 2009.

        With the exception of a minimum share price, the Company believes it meets the criteria for listing on one of the national market exchanges. The Reverse Split is designed to enable the Company to meet the minimum share price requirement. If and when the Proposal is approved, the Company plans to seek a listing for its common stock on a national market. The Company believes the Reverse Split could enhance the appeal of its common stock to the financial community. The Company believes that a number of individual and institutional investors are reluctant or unable to invest in OTC Bulletin Board companies or companies with relatively low per share values. The reduction in the number of issued and outstanding shares of common stock effected by the Reverse Split, together with the anticipated increased stock price resulting from the Reverse Split, could promote a broader market for the Company’s common stock than that which currently exists.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Overview of Consolidated Operating Results

        The 2009 and 2008 operating results include Derma Sciences, Inc. and our subsidiaries. Unless otherwise indicated by the context, the terms U.S. operations and Canadian operations are used throughout this discussion in reference to the U.S. operations and the operations of Derma Sciences Canada Inc., respectively.

        The following table highlights the quarter ended September 30, 2009 versus 2008 operating results:

	Quarter Ended September 30,
	2009	2008	Variance

Gross Sales	$ 15,356,917	$ 15,468,607	$(111,690)	(0.7%)
Sales adjustments	(2,474,492)	(2,636,033)	(161,541)	(6.1%)

Net sales	12,882,425	12,832,574	49,851	0.4%
Cost of sales	8,838,154	9,006,021	(167,867)	(1.9%)

Gross profit	4,044,271	3,826,553	217,718	5.7%

Selling, general and administrative expense	3,677,182	4,115,154	(437,972)	(10.6%)
Research and development expense	70,412	84,891	(14,479)	(17.1%)
Interest expense	220,839	251,256	(30,417)	(12.1%)
Other income, net	(69,002)	(1,419)	(67,583)

Total expenses	3,899,431	4,449,882	(550,451)	(12.4%)

Income/(loss) before income taxes	144,840	(623,329)	768,169

Provision for income taxes	5,237	78,290	(73,053)

Net income/(loss)	$ 139,603	$ (701,619)	$ 841,222

Gross to Net Sales Adjustments

        Gross sales are adjusted for trade rebates, distributor fees (in Canada), sales incentives, returns and allowances and cash discounts to derive net sales. Trade rebates are trued-up monthly based upon an analysis of historical sales subject to rebate and actual rebates received from distributors. Non-exclusive distributors generally carry one month’s inventory. Our exclusive distributor in Canada normally carries two and one-half to three and one-half months’ inventory. As distributor inventory is depleted via sales, it is replenished via purchases from us. Rebates are processed and submitted for credit on a timely basis consistent with distributor sales. To minimize their cash outflow invested in rebates, distributors generally strive to optimize the rebate credit submission process.

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

        We currently pay our exclusive Canadian distributor a fixed fee of 10% on net sales subject to the fee (as defined) for distribution services in Canada. The distributor fee is accrued each month based on net sales to the distributor times the ratio of estimated percentage of distributor fee expense to net sales based on past history. The percentage of distributor fee expense to net sales is re-evaluated quarterly for reasonableness.

Index

        Sales incentives are credits granted to specific customers based upon attainment of pre-determined sales objectives. The agreements are generally for a period of one year.

        Returns and allowances and cash discounts are accrued monthly based on recent historical activity.

        Gross to net sales adjustments comprise the following:

	Quarter Ended September 30,
	2009	2008

Gross Sales	$ 15,356,917	$ 15,468,607

Trade rebates	(1,820,697)	(1,920,398)
Distributor fees	(266,783)	(291,178)
Sales incentives	(164,711)	(173,980)
Returns and allowances	(118,355)	(128,459)
Cash discounts	(103,946)	(122,018)

Total adjustments	(2,474,492)	(2,636,033)

Net sales	$ 12,882,425	$ 12,832,574

        Trade rebates decreased in 2009 versus 2008 due principally to lower Canadian sales subject to rebate which, in turn, resulted from lower demand as a result of the exclusive Canadian distributor reducing its inventory, unfavorable exchange and a slight increase in sales not subject to rebate. U.S. rebates increased slightly due to an increase in regular and private label sales subject to rebate, coupled with an increase in the percentage of rebates to sales due to list price increases (without a commensurate increase in contract pricing). The decrease in distribution fee expense is commensurate with the change in Canadian net sales upon which it is based, coupled with a small increase in the amount of sales not subject to the fee. The decrease in sales incentive expense relates principally to lower incentive related traditional wound care sales. The sales returns and allowances decrease is principally due to the non-recurrence of higher FAD integration related returns and allowances in 2008. The decrease in cash discounts principally reflects lower U.S. sales subject to cash discount.

Rebate Reserve Roll Forward

        A three month roll forward of the trade rebate accruals at September 30, 2009 and 2008 are outlined below:

	Quarter Ended September 30,
	2009	2008

Beginning balance – June 30	$ 2,309,304	$ 3,050,302
Rebates paid	(1,759,195)	(2,096,119)
Rebates accrued	1,820,697	1,920,398

Ending balance – September 30	$ 2,370,806	$ 2,874,581

        The $61,502 increase in the trade rebate reserve balance for the three months ended September 30, 2009 principally reflects a higher level of sales subject to rebate during the quarter and a slight delay in the submission of rebates for payment. There has been no other discernable change in the nature of our business as it relates to the accrual and subsequent payment of rebates.

Index

Net Sales and Gross Margin

        The following table highlights the September 30, 2009 versus 2008 product line net sales and gross profit:

	Quarter Ended September 30,
	2009	2008	Variance

Net Sales	$ 12,882,425	$ 12,832,574	$ 49,851	0.4%

Cost of sales	8,838,154	9,006,021	(167,867)	(1.9%)

Gross Profit	$ 4,044,271	$ 3,826,553	$ 217,718	5.7%

Gross Profit %	31.4%	29.8%

        Consolidated net sales increased $49,851, or 0.4% (1.5% adjusted for exchange), in 2009 versus 2008. Canadian net sales decreased $184,310, or 6.0%, to $2,893,529 in 2009 from $3,077,839 in 2008. This decrease was driven by unfavorable exchange of $147,865 associated with a 5.4% weakening of the Canadian dollar and lower sales of $36,445. Inventory rationalization on the part of our exclusive Canadian distributor is principally responsible for the lower sales. Real growth as measured by sales of our products reported by our exclusive distributor, unadjusted for foreign exchange, approximated 3.0%. U.S. net sales increased $234,161, or 2.4%, to $9,988,896 in 2009 from $9,754,735 in 2008. The increase was driven by higher advanced wound care sales of $942,859 and private label sales of $407,382 partially offset by lower FAD sales of $1,069,599 and traditional wound care sales of $51,333. Sales of the balance of our core line of products were essentially flat quarter to quarter. The higher advanced wound care sales reflect continued growth of MEDIHONEY together with the balance of the product line in response to our focused sales and marketing effort. Gross U.S. MEDIHONEY sales increased $373,392, or 98.5%, to $752,560 in 2009 versus $379,168 in 2008. BIOGUARD, our new novel anti-microbial advanced wound care product launched in June, recorded gross sales of $339,413 in its first full quarter. XTRASORB and MedEfficiency also exhibited strong growth during the quarter. The private label increase was attributable to increased demand from a number of our key customers. The lower FAD sales reflect lower demand and customers reducing their inventories in response to the economy and lost business. The lower traditional wound care sales reflect lower demand. While unfavorable to prior year, both FAD and traditional wound care third quarter sales represented a 8.9% and 7.2% improvement respectively, over second quarter sales. Excluding FAD, U.S. sales increased $1,303,760, or 24.2%.

        Consolidated gross profit increased $217,718, or 5.7%, in 2009 versus 2008. The consolidated gross profit margin percentage increased to 31.4% in 2009 from 29.8% in 2008. Canadian gross profit decreased $339,616, or 31.7%, to $730,813 in 2009 from $1,070,429 in 2008. The Canadian gross profit margin percentage decreased to 25.3% in 2009 from 34.8% in 2008. The decrease in Canadian 2009 gross profit dollars reflects the lower sales and gross profit margin percentage. The decrease in Canadian gross profit margin percentage principally reflects the adverse effect of price erosion coupled with higher product costs partially offset by the favorable impact of higher production volumes on overhead absorption and lower overhead spending in 2009 versus 2008. U.S. gross profit increased $557,334, or 20.2%, to $3,313,458 in 2009 from $2,756,124 in 2008. The U.S. gross profit margin percentage increased to 33.2% in 2009 from 28.3% in 2008. The increase in U.S. gross profit dollars reflects the higher sales and gross profit margin percentage. The increase in gross profit margin percentage is attributable to the improvement in FAD margin due to the discontinuation of higher cost domestic manufacturing in the fourth quarter 2008, favorable mix on the non-FAD sales driven principally by growth of the higher margined advanced wound care business and lower freight costs, partially offset by higher product costs. Excluding FAD, favorable product mix partially offset by higher product costs served to increase U.S. margin dollars $599,517, or 33.7%, and the gross profit percentage to 35.6% from 33.1%.

Index

Selling, General and Administrative Expenses

        The following table highlights September 30, 2009 versus 2008 selling, general and administrative expenses by type:

	Quarter Ended September 30,
	2009	2008	Variance

Distribution	$ 443,592	$ 428,301	$ 15,291	3.6%
Marketing	371,624	405,588	(33,964)	(8.4%)
Sales	1,306,140	1,501,476	(195,336)	(13.0%)
General and administrative	1,555,826	1,779,789	(223,963)	(12.6%)

Total	$ 3,677,182	$ 4,115,154	$ (437,972)	(10.6%)

        Selling, general and administrative expenses decreased $437,972, or 10.6%, in 2009 versus 2008, including a decrease of $30,720 in Canadian selling, general and administrative expenses attributable to exchange.

        Distribution expense increased $15,291, or 3.6%, in 2009 versus 2008. Expenses in Canada decreased $6,075 (including a $2,951 benefit related to exchange) while expenses in the U.S decreased $21,366. The U.S. increase was principally driven by higher lease costs in St. Louis and Houston, partially offset by lower compensation and operating expenses.

        Marketing expense decreased $33,964, or 8.4%, in 2009 versus 2008. Expenses in Canada decreased $20,645 (including a $1,433 benefit related to exchange) while expenses in the U. S. decreased $13,319. The decrease in Canada reflects lower sampling and show expenses in 2009 versus 2008 in connection with the launch of Medihoney. The U.S. decrease stems from the planned reduction in advanced wound care clinical personnel, consulting, trade show and promotion expense in 2009 in order to align costs with available financial resources.

        Sales expense decreased $195,336, or 13.0%, in 2009 versus 2008. Expenses in Canada decreased $5,194 (including a $9,435 benefit related to exchange) while expenses in the U.S. decreased $190,142. Excluding exchange, expenses in Canada increased $4,241 due to higher consulting and group purchasing organization (rate increase) expenses, partially offset by lower travel and commission expenses. The U.S. decrease was attributable to lower compensation expenses associated with open (timing related) sales representative positions, the non-recurrence of incremental integration related compensation expenses in customer service, lower FAD broker commissions due to lower sales and lower travel and sample expenses due to cost reduction initiatives. Offsetting these decreases were higher sales tracing expense associated with implementation of a more structured sales tracing program in 2008.

        General and administrative expense decreased $223,963, or 12.6%, in 2009 versus 2008. Expenses in Canada increased $31,877 (including a $16,901 benefit related to exchange) while expenses in the U.S. decreased $255,840. Excluding exchange, the $48,778 increase in Canada reflects principally higher timing related employee benefit, Sarbanes Oxley consulting and depreciation expenses. The U.S. decrease principally reflects the non-recurrence of a significant provision for bad debts in 2008, coupled with lower compensation and benefit, travel, investor relations and other operating expenses due to cost reduction initiatives and lower legal expenses, partially offset by higher FAD acquisition related intangible asset amortization expense.

Research and Development Expense

        Research and development expense decreased $14,479 to $70,412 in 2009 from $84,891 in 2008. The decrease reflects the timing of expenses associated with ongoing patent related legal and development costs associated with the DSC127 Phase II clinical trial initiated in the first quarter 2008.

Interest Expense

        Interest expense decreased $30,417 to $220,839 in 2009 from $251,256 in 2008. The decrease is attributable to lower interest rates coupled with lower line of credit and term loan borrowing levels in 2009 versus 2008, partially offset by higher loan related fees.

Index

Other Income

        Other income increased $67,583 to $69,002 in 2009 from $1,419 in 2008. The main driver for the increase was higher exchange gains in Canada, partially offset by higher miscellaneous net expense.

Income Taxes

        We recorded a $5,237 tax provision for 2009 consisting of a $3,895 current foreign tax provision and a $1,342 deferred foreign tax benefit based on the our Canadian subsidiary’s operating results. No tax benefit was recorded for our U.S. operations in 2009 due to uncertainty surrounding our ability to use available net operating loss carry forwards and net deferred tax assets. We recorded a $78,290 deferred foreign tax expense in 2008 related to our Canadian subsidiary’s operating results.

        Due to uncertainties surrounding our ability to use our U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Income (Loss)

        We generated net income of $139,603, or $0.00 per share (basic and diluted), in 2009 compared to a net loss of $701,619, or $0.02 per share (basic and diluted), in 2008.

Index

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Overview

        The following table highlights the nine months ended September 30, 2009 versus 2008 operating results:

	Nine Months Ended September 30,
	2009	2008	Variance

Gross Sales	$ 41,668,350	$ 45,524,044	$ (3,855,694)	(8.5%)
Sales adjustments	(6,790,692)	(7,882,682)	(1,091,990)	(13.9%)

Net sales	34,877,658	37,641,362	(2,763,704)	(7.3%)
Cost of sales	24,051,984	27,141,628	(3,089,644)	(11.4%)

Gross profit	10,825,674	10,499,734	325,940	3.1%

Selling, general and administrative expense	11,244,347	12,919,124	(1,674,777)	(13.0%)
Research and development expense	288,338	239,199	49,139	20.5%
Interest expense	631,909	748,743	(116,834)	(15.6%)
Other income, net	(112,791)	(21,897)	(90,894)

Total expenses	12,051,803	13,885,169	(1,833,366)	(13.2%)

Loss before income taxes	(1,226,129)	(3,385,435)	2,159,306	63.8%

Provision for income taxes	(47,151)	(3,540)	(43,611)

Net loss	$ (1,178,978)	$ (3,381,895)	$ 2,202,917	65.1%

Gross to Net Sales Adjustments

        Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2009	2008

Gross Sales	$ 41,668,350	$ 45,524,044

Trade rebates	(4,934,121)	(5,831,141)
Distributor fees	(711,980)	(887,655)
Sales incentives	(453,411)	(359,581)
Returns and allowances	(384,403)	(452,702)
Cash discounts	(306,777)	(351,603)

Total adjustments	6,790,692	7,882,682

Net sales	$ 34,877,658	$ 37,641,362

        Trade rebates decreased in 2009 versus 2008 due principally to lower Canadian sales subject to rebate which, in turn, resulted from lower demand as a result of the exclusive Canadian distributor reducing its inventory, unfavorable exchange, and a slight increase in sales not subject to rebate. U.S. rebates increased due to an increase in regular and private label sales subject to rebate, coupled with an increase in the percentage of rebates to sales due to list price increases (without a commensurate increase in contract pricing). The decrease in distribution fee expense is commensurate with the change in Canadian net sales upon which it is based. The increase in sales

Index

incentive expense relates principally to an expansion of the FAD sales incentive program together with an increase in the level of sales subject to incentives. The sales returns and allowances decrease is principally due to the non-recurrence of higher FAD integration related returns and allowances in 2008. The decrease in cash discounts reflects lower U.S. sales subject to cash discount.

Rebate Reserve Roll Forward

        A nine month roll forward of the trade rebate accruals at September 30, 2009 and 2008 is outlined below:

	Nine Months Ended September 30,
	2009	2008

Beginning balance – January 1	$ 2,660,086	$ 2,407,709
Rebates paid	(5,223,401)	(5,364,269)
Rebates accrued	4,934,121	5,831,141

Ending balance – September 30	$ 2,370,806	$ 2,874,581

        The $289,280 decrease in the trade rebate reserve balance for the nine months ended September 30, 2009 reflects the timing of payment of U.S. private label rebates coupled with a reduction in the Canadian reserve due to lower sales to the exclusive Canadian distributor in response to the distributors’ plan to reduce its investment in inventory. There has been no other discernable change in the nature of the our business year-to-date as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

        The following table highlights the September 30, 2009 versus 2008 product line net sales and gross profit:

	Nine Months Ended September 30,
	2009	2008	Variance

Net Sales	$34,877,658	$37,641,362	$(2,763,704)	(7.3%)

Cost of sales	24,051,984	27,141,628	(3,089,644)	(11.4%)

Gross Profit	$10,825,674	$10,499,734	$ 325,940	3.1%

Gross Profit %	31.0%	27.9%

        Consolidated net sales decreased $2,763,704, or 7.3% (4.1% adjusted for exchange), in 2009 versus 2008. Canadian net sales decreased $1,730,747, or 18.1%, to $7,843,218 in 2009 from $9,573,965 in 2008. This decrease was driven by unfavorable exchange of $1,231,370 associated with a 14.8% weakening of the Canadian dollar and lower sales of $499,377. Inventory rationalization on the part of the Company’s exclusive Canadian distributor is principally responsible for the lower sales. Real growth as measured by sales of the Company’s products reported by its exclusive distributor, unadjusted for foreign exchange, approximated 7.1%. U.S. net sales decreased $1,032,957, or 3.7%, to $27,034,440 in 2009 from $28,067,397 in 2008. The decrease was driven by lower FAD sales of $3,527,817, or 27.4% and traditional wound care sales of $358,331, or 7.2%, partially offset by higher advanced wound care sales of $1,965,451, or 60.5% and private label sales of $961,105, or 19.3%. Specialty fixation, burn care and skin care and bathing sales were down $73,365, or 3.8%, period to period. The lower FAD sales reflect the non-recurrence of higher sales in 2008 due to integration related backorder fulfillment, lower demand and customers rationalizing their inventory in 2009 in response to the economy and lost business. The lower traditional wound care sales reflect the non-recurrence of a spot sale (customer’s normal supplier was unable to supply) realized in 2008 and lower demand. The higher advanced wound care sales reflect continued growth of MEDIHONEY together with the balance of the product line in response to the Company’s focused sales and marketing effort. Gross U.S. MEDIHONEY sales increased $928,433, or 95.9%, to $1,896,503 in 2009 versus $968,070 in 2008. BIOGUARD, our new novel anti-microbial advanced wound care product launched in June, recorded gross sales of $397,871 in its first four months. Algicell AG, XTRASORB and MedEfficiency have also

Index

exhibited strong growth in 2009. The increase in private label sales reflects improved demand from a number of our core customers, coupled with some modest new business that is expected to contribute to the private label segments future growth. Excluding FAD, U.S. sales increased $2,494,860, or 16.4%.

        Consolidated gross profit increased $325,940, or 3.1%, in 2009 versus 2008. The consolidated gross profit margin percentage increased to 31.0% in 2009 from 27.9% in 2008. Canadian gross profit decreased $766,008, or 26.7%, to $2,104,664 in 2009 from $2,870,672 in 2008. The Canadian gross profit margin percentage decreased to 26.8% in 2009 from 30.0% in 2008. The decrease in Canadian 2009 gross profit dollars reflects the lower sales and gross profit margin percentage decrease. The change in Canadian gross profit margin percentage principally reflects the adverse effect of price erosion coupled with higher product costs, partially offset by the favorable impact of higher production volumes on labor efficiency and overhead absorption and lower overhead spending in 2009 versus 2008. U.S. gross profit increased $1,091,947, or 14.3%, to $8,721,010 in 2009 from $7,629,063 in 2008. The U.S. gross profit margin percentage increased to 32.3% in 2009 from 27.2% in 2008. The increase in U.S. gross profit dollars reflects the increase in gross profit margin percentage, partially offset by the lower sales. The increase in gross profit margin percentage is principally attributable to the improvement in FAD margin due to the discontinuation of higher cost domestic manufacturing in the fourth quarter 2008, growth of the higher margined advanced wound care business and lower freight costs, partially offset by higher product costs. Excluding FAD, favorable product mix partially offset by higher product costs served to increase U.S. margin dollars $1,150,340, or 22.5%, and the gross profit percentage to 35.4% from 33.6%.

Selling, General and Administrative Expenses

        The following table highlights September 30, 2009 versus 2008 selling, general and administrative expenses by type:

	Nine Months Ended September 30,
	2009	2008	Variance

Distribution	$ 1,331,067	$ 1,450,481	$ (119,414)	(8.2%)
Marketing	1,201,411	1,414,977	(213,566)	(15.1%)
Sales	3,743,003	4,284,762	(541,759)	(12.6%)
General and administrative	4,968,866	5,768,904	(800,038)	(13.9%)

Total	$ 11,244,347	$ 12,919,124	$ (1,674,777)	(13.0%)

        Selling, general and administrative expenses decreased $1,674,777, or 13.0%, in 2009 versus 2008, including a decrease of $285,941 in Canadian selling, general and administrative expenses attributable to exchange.

        Distribution expense decreased $119,414, or 8.2%, in 2009 versus 2008. Expenses in Canada decreased $102,164 (including a $34,806 benefit related to exchange) while expenses in the U.S decreased $17,250. The decrease in Canada was driven by the non-recurrence of incremental expense related to the buy out of the former distribution center lease in the second quarter 2008. The U.S. decrease was driven by the non-recurrence of incremental FAD related integration expenses in Houston incurred in 2008, partially offset by higher lease costs in Houston and St. Louis together with higher personnel and operating costs in St. Louis in support of the growing non-FAD business.

        Marketing expense decreased $213,566, or 15.1%, in 2009 versus 2008. The decrease is attributable to a U.S. decrease of $196,177 coupled with a decrease in Canada of $17,389 (including a $12,012 benefit related to exchange). The U.S. decrease stems from a planned reduction in advanced wound care clinical personnel, consulting, travel and trade show and promotion expense, partially offset by higher product development expense in 2009 in order to align costs with available financial resources, coupled with an increase in FAD related marketing reflecting implementation of a full marketing plan in 2009 versus a partial transition related plan in 2008. The Canada expense decrease reflects lower advanced wound care promotion expense, partially offset by higher product sampling expenses.

        Sales expense decreased $541,759, or 12.6%, in 2009 versus 2008. Expenses in Canada decreased $118,493 (including a $79,314 benefit related to exchange) while expenses in the U.S. decreased $423,269. Expenses in Canada decreased principally due to lower sales commission due to a change in the sales commission

Index

program in 2009, direct representative commission due to lower sales and lower travel costs due to cost reduction initiatives, partially offset by higher increased rate related group purchasing organization fees. The U.S. decrease was attributable to lower compensation and commission expenses associated with open (timing related) sales representative positions and the non-recurrence of incremental integration related compensation expenses in customer service, lower FAD broker commissions due to lower sales, lower travel expenses due to cost reduction initiatives, lower recruiting expenses together with the non-recurrence in 2009 of FAD integration related expenses. Offsetting these decreases were higher equity based compensation, regional show and sales tracing expenses associated with the implementation of a more structured sales tracing program in 2008.

        General and administrative expense decreased $800,038, or 13.9%, in 2009 versus 2008. Expenses in Canada decreased $165,765 (including a $159,809 benefit related to exchange) while expenses in the U.S. decreased $634,273. Adjusted for exchange, the $5,956 decrease in Canada reflects lower compensation due a change in staffing, travel, recruiting and operating expenses, partially offset by higher equity based compensation, benefits, insurance and accounting expenses. The U.S. decrease principally reflects lower bad debt expense of $247,400 due to the non-recurrence of a significant provision for bad debts in the third quarter of 2008, lower travel of $156,200, investor relations of $134,200 and compensation of $27,400 expenses due to cost reduction initiatives, non-recurring and lower legal expenses of $95,600 and non-recurring recruiting expense of $45,700, together with lower other professional service fees of $27,700 due principally to timing and other net operating costs of $65,300 due to non-recurrence and cost savings initiatives, partially offset by incremental intangible asset amortization expense of $165,300 related to the FAD acquisition.

Research and Development Expense

        Research and development expense increased $49,139 to $288,338 in 2009 from $239,199 in 2008. The increase reflects higher ongoing patent related legal and development costs associated with the DSC127 Phase II clinical trial initiated in the first quarter 2008, partially offset by lower consulting expenses.

Interest Expense

        Interest expense decreased $116,834 to $631,909 in 2009 from $748,743 in 2008. The decrease is principally attributable to lower interest rates coupled with lower line of credit and term loan borrowing levels, partially offset by higher loan related fees and lower interest income in 2009 versus 2008.

Other Income

        Other income increased $90,894 to $112,791 in 2009 from $21,897 in 2008. The main drivers for the increase were $66,500 of gains on miscellaneous asset sales associated with the closure of the FAD manufacturing operation together with lower exchange losses, partially offset by lower royalty income and other miscellaneous income in 2009 versus 2008.

Income Taxes

        We recorded a $47,151 tax benefit for 2009 consisting of a $25,788 current foreign tax benefit and a $21,363 deferred foreign tax benefit based on our Canadian subsidiary’s operating results. No tax benefit was recorded for our U.S. operations in 2009 due to uncertainty surrounding our ability to use available net operating loss carry forwards and net deferred tax assets. We recorded a $3,540 deferred foreign tax benefit in 2008 related to our Canadian subsidiary’s operating results.

        Due to uncertainties surrounding our ability to use our U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

        We generated a net loss of $1,178,978, or $0.03 per share (basic and diluted), in 2009 compared to a net loss of $3,381,895, or $0.09 per share (basic and diluted), in 2008.

Index

Liquidity and Capital Resources

Cash Flow and Working Capital

        Quarterly financial performance has improved steadily in 2009 culminating with net income of $139,603 in the third quarter after losses in the first and second quarters. We reported a $1,178,978 net loss for the first nine months of 2009 versus a $3,381,895 net loss in the first nine months of 2008. While sales are lower in 2009, gross profit dollars and margin percentage increased due to a favorable sales mix (principally reflecting the growth of the higher margined advanced wound care business), the elimination of higher cost FAD domestic manufacturing in the fourth quarter 2008 and improved manufacturing performance in Canada, partially offset by higher product costs. Operating expenses were reduced as planned, to better align costs with revenues.

        The launch of a number of new products bodes well for the future growth of our higher-margined advanced wound care product line. While overall FAD sales declined in the first nine months of 2009 versus 2008, we believe that the FAD product line represents a solid growth opportunity. Sales for the balance of our product lines are expected to remain relatively stable. Further, we continue to actively pursue distributors in several countries to increase our international sales.

        Improving financial performance and other steps taken to improve cash management have served to improve our liquidity. Operating cash flow has improved in the first nine months of 2009 versus the full year 2008. This is attributable to a significant reduction in net operating assets and liabilities employed, together with a lower net loss. In 2008, we increased our investment in inventory approximately $3,600,000. In 2009 this trend was reversed. Through September 2009 inventories have been reduced approximately $1,630,000. Operating cash flow is expected to continue to improve over the next twelve months given the expected improvement in financial performance and continuation of our inventory reduction initiative.

        At September 30, 2009 and December 31, 2008, we had cash and cash equivalents on hand of $399,998 and $391,038, respectively. The $8,960 increase in cash reflects net cash provided by operating activities of $1,605,607 and cash provided as a result of exchange rate changes of $138,362. These increases were essentially offset by cash used in financing activities of $1,610,787 and cash used in investing activities of $124,222.

        Net cash provided by operating activities of $1,605,607 stems from $1,998,363 cash provided from operations (net loss plus non-cash items), together with $392,756 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations reflects the non-cash items, partially offset by the operating loss. Lower accounts payable, accrued liabilities and higher accounts receivable, partially offset by lower inventory were the main drivers behind the net change in operating assets and liabilities. The decrease in accounts payable reflects a significant reduction in payables related to inventory purchases (consistent with the plan to reduce inventory), lower overall spending levels and timing. The decrease in accrued expenses and other current liabilities principally reflects payment of 2008 year end accruals and timing related changes. The increase in accounts receivable reflects higher third quarter sales. The reduced investment in inventory reflects our plan to reduce inventory levels whenever possible, without compromising customer service requirements.

        Net cash used in investing activities of $124,222 reflects capital expenditures of $185,222, less receipt of $61,000 cash from the sale of assets associated with the discontinuation of FAD domestic manufacturing. Capital expenditures are down in 2009 versus 2008 and no significant non discretionary expenditures are anticipated over the next twelve months.

        Net cash used in financing activities of $1,610,787 reflects regularly scheduled debt payments of $975,339, pay down of outstanding line of credit borrowings of $611,016, an increase in restricted cash of $15,142 and costs related to the issuance of stock of $9,290.

        Working capital decreased $74,507, or 1.1%, at September 30, 2009 to $6,665,144 from $6,739,651 at December 31, 2008. Excluding the reclassification of the $500,000 promissory note from long term to current debt in the second quarter 2009, working capital increased $425,493 in the first nine months of 2009 and increased by $702,812 in the third quarter. Working capital of this magnitude is considered sufficient to support ongoing operations.

Index

Financing Arrangements

        On March 31, 2009, our U.S. lender agreed to amend the credit and security agreement to allow us to enter into a forbearance agreement with Western Medical to postpone payment of our $500,000 promissory note due April 2009, for one year until April 2010 and to allow subsequent payments on the subordinate debt beginning in April 2010. The Western Medical note payments are conditioned on our achieving predetermined liquidity and free cash flow (as defined) objectives and Western Medical’s further extending for one year the payment of the principle balance, if any, remaining on the promissory note after giving effect to the April 2010 payment. In return for the amendment, we agreed to change our base rate for interest charged to a three month LIBOR rate from a one month LIBOR rate (an estimated increase of approximately 50 basis points) and increase our base rate margin by 150 basis points effective April 1, 2009. Using market rates as of the date of the amendment, the estimated cost of the change in interest rates is approximately $15,000 per month.

        In August 2008, we and our U.S. lender modified the terms of our five-year revolving credit and security agreement. The modified terms amend the existing minimum EBITDA, fixed charge coverage, senior debt coverage and total debt coverage covenants. Amendment of the covenants was predicated on our depositing $2,000,000 in a blocked account controlled by the U.S. lender. Our maximum revolver borrowing capacity remained unchanged at the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000.

        With cash on hand of $399,998, together with available revolver capacity of $1,725,641, we have $2,125,639 of available liquidity at September 30, 2009, versus $662,806 at June 30, 2009.

Prospective Assessment

        Our strategic objective is to in-license, develop and launch novel higher margined advanced wound care products while utilizing our core business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth. To the extent we determine that we cannot finance our growth initiatives internally, we will evaluate the feasibility of doing so via the sale of equity.

        As a result of these efforts, we launched ALGICELL® AG in November 2006. We launched our first MEDIHONEY product in October 2007. This product represents the first of its kind and interest in the product has been high. Sales have increased steadily and current indications are that the planned MEDIHONEY based line of products could result in significant incremental sales. We recently launched four new products to complement our existing advanced wound care product line, the MedEfficiency line of Total Contact Cast systems (October 2008), XTRASORB (November 2008), MOBILITY 1 (January 2009) and BIOGUARD, our novel anti-microbial infection control product in June 2009. BIOGUARD, XTRASORB and MedEfficiency have been well received in the marketplace and have exhibited steady growth. We continue to work on our pipeline and have identified several products that are capable of contributing to future sales growth. We anticipate our core business sales will remain relatively stable over the near term.

        In recognition of our financial condition in the fourth quarter of 2008, we initiated the following actions:

1.

 While not compromising the overall integrity of the advanced wound care growth strategy, prospective plans in terms of sales and marketing resources were scaled back to more affordable levels resulting in an immediate reduction of expense. We have implemented a process to better measure the ongoing return on sales and marketing resources deployed. Assuming the existing resources in place are generating the expected return, we will prospectively expand our investment in sales and marketing resources in support of our advanced wound care growth strategy, as financial conditions allow. We presently have ten direct sales representatives in place and have hired several independent representatives on a commission only basis to cover open territories.

2.

  The FAD business represents a growth opportunity. In addition to its core business opportunities, the FAD business will serve as a platform for introducing our existing advanced and traditional wound care products to new customers and markets, especially the retail market. The FAD is presently working on a number of opportunities for sales growth. We began to realize the savings associated with discontinuing the FAD’s higher cost U.S. production in the fourth quarter 2008. In addition, the FAD is working to firm up a cost effective supply chain for its adhesive bandages and first aid related

Index

products. The expanded supply chain is expected to be fully operational within the next six months, at which time we expect to be able to further reduce our product costs and improve liquidity by reducing the level of inventory required to support the existing level of business.

3.	Steps were taken to identify and eliminate all non-essential operating costs. No salary increases or bonuses are planned until our performance and liquidity improves.

4.	We made a significant investment in DSC 127 beginning in December 2007. While the launch of DSC 127 is several years away, we believe the market potential for this product is considerable. The product began Phase II trials in early 2008 to achieve proof of principle in a human model. The Phase II trials are expected to be completed by the fourth quarter of 2010. The projected cost to complete the Phase II trials is approximately $1,800,000 including $1,072,010 incurred through September 2009. We plan to continue with this investment and anticipate spending approximately $727,990 to complete the Phase II trial over the next fifteen months.

The results of the Phase II trial will determine the efficacy and safety of the product and further refine its market potential. The cost of the Phase III trial and bringing the product to market are expected to be significant. Should we decide to proceed with the DSC 127 development plan after completion of Phase II, we plan to fund the additional development costs out of available cash flow or the sale of equity. Alternatively, we may determine to sublicense or sell the rights to the compound.

        With the planned improvement in operations and modest expected working capital requirements, together with the available cash on hand and available borrowing capacity as of September 30, 2009, we anticipate having sufficient liquidity in place to meet our operating needs and debt covenants for the foreseeable future.

        Our Common Stock is traded on the OTC Bulletin Board under the symbol “DSCI.” We have paid no cash dividends in respect of our Common Stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Forward Looking Statements

        Statements that are not historical facts, including statements about our confidence, strategies, expectations about new or existing products, technologies, opportunities, market demand or acceptance of new or existing products are forward-looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risk, impact of competitive products and prices, product development, commercialization or technological delays or difficulties, and trade, legal, social, financial and economic risks.

Critical Accounting Policies

        Estimates and assumptions are required in the determination of sales deductions for trade rebates, sales incentives, discounts and allowances. Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates. For any individual estimate or assumption made by us, there may also be other reasonable estimates or assumptions. We believe, however, that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on the consolidated results of operations, financial position or cash flows for the periods presented. Our most critical accounting policies are described below.

Revenue Recognition and Adjustments to Revenue

        We sell our products through our own direct sales force and through independent distributors and manufacturers’ representatives. The primary end users of our products are nursing homes, hospitals, clinics and home healthcare agencies. We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured, which is generally at the time of shipment or receipt by our customers, depending on the terms of the

Index

related sales or distribution agreement. When we recognize revenue from the sale of our products, we simultaneously adjust revenue for estimated trade rebates and distribution fees (in Canada), and estimates of returns and allowances, cash discounts and other sales incentives.

        A trade rebate represents the difference between the invoice price to the wholesaler/distributor and the end user’s contract price. These rebates are estimated monthly based on historical experience, distributor rebate submission trends, estimated distributor inventory levels, and existing contract sales terms with our distributors and end users. We have a contract with our exclusive Canadian distributor and we pay a fixed fee based on sales subject to the fee (as defined) for distribution services in Canada. Because the services performed by the distributor cannot be separated from the purchase of our products by the distributor, we treat this distribution fee as a reduction of revenue. The distribution fee is accrued monthly based on net sales to the distributor multiplied by the ratio of recent historical distributor fee expense to net sales. The percentage of distributor fee expense to net sales is re-evaluated quarterly for reasonableness.

        Sales incentives represent credits granted to specific customers based on attainment of pre-determined sales objectives. Sales incentives are accrued monthly in accordance with the terms of the underlying sales incentive agreement and actual customer sales. Sales incentive agreements are generally for a period of one year.

        We provide our customers certain limited return rights and we have a formal returned goods policy that guides the disposition of returns with our customers. We follow the accounting guidance outlined in paragraph 605-15-25 of the FASB Accounting Standards Codification as it relates to the recognition of revenue at the time of sale when the right of return exists. We accrue for sales returns and allowances and cash discounts monthly based on current sales and historical activity. We do not offer our customers price protection rights or concessions. Returns were approximately 1% of gross sales in both 2009 and 2008.

        We continually monitor the factors that influence rebates and fees, returns and allowances, and other discounts and sales incentives and make adjustments as necessary.

Goodwill

        At September 30, 2009, we had $7,119,726 of goodwill consisting of $4,679,684 relating to the FAD acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The assessment is performed using the two-step process required by FASB accounting guidance relating to goodwill. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. For 2008 and 2007, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

        The cash generating unit level or reporting unit at which we test goodwill for impairment is the operating segment level as that term is used in FASB accounting guidance relating to segment reporting. We have three operating segments: wound care, wound closure – specialty securement devices and skin care. Products are allocated to each segment based on the nature and intended use of the product. All of our goodwill has been allocated to the wound care segment as the business acquisitions which gave rise to the goodwill were wound care businesses.

        For 2008 and 2007 and consistent with prior periods, we estimated the fair value of our wound care segment, using the “income approach,” where we use a discounted cash flow model (“DCF”) in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets.

        Significant estimates used in the fair value calculation include: (i) estimates of future revenue and expense growth, (ii) future estimated effective tax rates, (iii) future estimated capital expenditures, (iv) future required investments in working capital, (v) average cost of capital, and (vi) the terminal value of the reporting unit.

Index

        The amount and timing of future cash flows within our DCF analysis is based on our five year forecast. Beyond our five year forecast we assumed a terminal value to calculate the value of cash flows beyond the last projected period in our DCF analysis. Annual revenue growth rates in our DCF model reflect expected growth in our advanced wound care products as well as growth in the products which we gained access to when we acquired FAD in November of 2007 as we introduce these products across our existing customer base. The weighted average cost of capital used to discount cash flows for the annual 2008 goodwill impairment test was estimated to be 17%.

        Over time, our wound care segment has become an increasingly significant portion of our overall business. For the year ended December 31, 2008, our wound care segment accounted for approximately 95% of our consolidated revenue which is consistent with the results we are experiencing in 2009. Given the significance of this segment to our overall results, we also look to our publicly traded market value, which we may adjust in consideration of an appropriate control premium, as an indicator of the fair value of our wound care segment and the reasonableness of our DCF model.

        There have been no substantial changes to the methodology employed, significant assumptions or calculations applied in the first step of the goodwill impairment test over the past several years.

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

Stock-Based Compensation

        Share-based payment transactions with employees, such as grants of stock options and restricted stock, are recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes or binomial/lattice pricing model (as applicable) and restricted stock based on the quoted market price. Significant judgments and estimates are used to value the equity-based compensation, particularly surrounding Black-Scholes or binomial/lattice pricing model assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates.

Update of Factors Affecting Future Prospects

        The following factors affecting future prospects update the related factors set forth in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission:

We have a history of losses and can offer no assurance of future profitability.

        We incurred losses of $3,961,937 in 2008, $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000, $2,998,919 in 1999 and $1,178,978 for the nine months ended September 30, 2009 (unaudited). At September 30, 2009, we had an accumulated deficit of $20,842,801 (unaudited). We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

Our liquidity may be dependent upon amounts available under our existing line of credit or amounts available through additional debt or equity financings.

        We have a history of operating losses and negative cash flow from operating activities. As such, we have utilized funds from offerings of our equity securities and lines of credit to fund our operations. We have taken steps to improve our overall liquidity and believe we have sufficient liquidity to meet our needs for the foreseeable future. However, in the event our cash flow from operating activities is insufficient to meet our requirements, we may be forced either to refinance our current line of credit or seek additional equity financing. The sale of additional securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our

Index

operations. There can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us.

Our foreign operations are essential to our economic success and are subject to various unique risks.

        Our future operations and earnings will depend to a large extent on the results of our operations in Canada and our ability to maintain a continuous supply of basic wound care products from our operations in China and suppliers in China and Mexico. While we do not envision any adverse change to our operations in Canada, China or Mexico, adverse changes to these operations, as a result of political, governmental, regulatory, economic, exchange rate, labor, logistical or other factors, could have an adverse effect on our future operating results.

Approximately forty percent of our products are sourced from third parties.

        Approximately forty percent of our products are sourced in raw, semi-finished and finished form directly from third party suppliers. None of these suppliers presently account for more than ten percent of our sales. We maintain good relations with our third party suppliers. There are several third party suppliers available for each of our products. If a current supplier were unable or unwilling to continue to supply our products, sale of the affected products could be delayed for the period necessary to secure a replacement.

The technology utilized in many of our advanced wound care products is licensed from third parties and could become unavailable.

        Many of our advanced wound care products utilize technology that we license on an exclusive basis from third parties. These products include Medihoney dressings, Bioguard dressings, Mobility1 pneumatic compression devices and MedEfficiency™ total contact casts. The licensing agreements that we have with the owners of these technologies are of limited duration and renewals of the agreements are in the discretion of the licensors. In addition, the maintenance of the license agreements requires that we meet various minimum sales and minimum royalty requirements. If we fail to meet the minimum sales or minimum royalty requirements of a given license agreement, there is a possibility that the agreement will be cancelled or not renewed or that our exclusivity under the license agreement will be withdrawn. If any of these events were to occur, our ability to sell the products utilizing the licensed technology could be lost or compromised and our revenues and potential profits could be adversely affected.

Our stock price has been volatile and this volatility is likely to continue.

        Historically, the market price of our common stock has been volatile. The high and low prices for the years 2004 through 2008 and the first nine months of 2009 are set forth in the table below:

Derma Sciences, Inc. Trading Range – Common Stock

Year	Low	High

2004	$0.43	$1.90
2005	$0.42	$0.78
2006	$0.45	$0.90
2007	$0.58	$1.40
2008	$0.20	$1.35
2009(*)	$0.24	$0.85

(*) January 1 through September 30.

        Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;

•	Changes in earnings estimates by securities analysts;

•	Changes in interest rates or other general economic conditions;

•	Changes in market conditions in the wound care and skin care industries;

Index

•	Fluctuations in stock market prices and trading volumes of similar companies;

•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;

•	Additions or departures of key personnel;

•	Changes in third party reimbursement policies;

•	The introduction of new products either by us or by our competitors; and

•	The loss of a major customer.

        Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

If members of our management and their affiliates were to exercise all warrants and options held by them, and if substantially all of the authorized but unissued restricted stock awards that were granted to members of management and were to vest, members of management and their affiliates could acquire effective control of us.

        The executive officers and directors, together with institutions with which they are affiliated, own substantial amounts of our common stock, together with outstanding options and warrants to purchase our common stock. In addition, we have adopted, and our shareholders have approved, a restricted stock plan pursuant to which our outside directors and executive officers may be awarded up to 2,500,000 shares of restricted stock. Outside directors have been awarded to date 175,000 shares of restricted common stock. Depending upon the warrants and options exercised by outside investors, if directors, executive officers and affiliates were to exercise their options and warrants, and if additional shares of restricted stock are awarded to our directors and executive officers and such awards vest, members of management and their affiliates could obtain effective control of us. As a result, these officers, directors and affiliates would be in a position to significantly influence our strategic direction, the composition of our board of directors and the outcome of fundamental transactions requiring shareholder approval.

Our common stock does not have a vigorous trading market and you may not be able to sell your securities when desired.

        We have a limited active public market for our common shares. We cannot assure you that a more active public market will develop thereby allowing you to sell large quantities of our shares. Consequently, you may not be able to readily liquidate your investment.

If we effect a reverse stock split, the liquidity of our common stock and market capitalization could be adversely affected.

        On September 24, 2009, our board of directors voted unanimously, subject to shareholder approval to be considered at the special meeting of shareholders to be held on November 23, 2009, to approve an amendment to our articles of incorporation to give the board of directors authorization to effect a reverse stock split, and reduction in the authorized shares of our common stock issued and outstanding, in a ratio of from one-for-five to one-for-ten.

        A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our price per share and overall market capitalization.  If we implement a reverse stock split and if the per share market price does not increase proportionately as a result of the reverse split, then our value as measured by our market capitalization will be reduced, perhaps significantly.

Index

Item 4. CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

        During the nine months ended September 30, 2009, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Item 6. Exhibits

        All exhibits required by Item 601 of Regulation S-K and required hereunder, as filed with the Securities and Exchange Commission in Form 10-K on March 31, 2009, are incorporated herein by reference.

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

DERMA SCIENCES, INC.
Dated: November 13, 2009	By:	/s/ John E. Yetter
John E. Yetter, CPA Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002