Form 10-K
period 2009-12-31
DERMA SCIENCES, INC.
filed 2010-03-31
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.
(Name of Issuer in Its Charter)

Pennsylvania	23-2328753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 Carnegie Center, Suite 300, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No ☒

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐           No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☒

The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of June 30, 2009, was approximately $8,601,404.

The number of shares outstanding of the issuer's common equity as of February 28, 2010 was 6,557,855.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2010 annual meeting of shareholders are incorporated by reference in Part III of this report.

Part I

Item 1. Description of Business

Overview

Derma Sciences and its subsidiaries Sunshine Products, Derma Canada and Derma First Aid Products, Inc. are referred to collectively as "We” and “Company.” Our executive offices are located at 214 Carnegie Center, Suite 300 Princeton, New Jersey.

We are a specialty medical device/pharmaceutical company with a primary focus on wound care. We engage in the manufacture, marketing and sale of three proprietary dermatological related product lines: (1) wound care, (2) wound closure and specialty securement devices, and (3) skin care. In addition, we have leveraged our expanding manufacturing capabilities by building a growing private label/original equipment manufacture (“OEM”) business. Our customers consist of various health care agencies and institutions such as wound care centers, long-term care facilities, hospitals, home healthcare agencies, physicians’ offices and closed door pharmacies. We also sell our products through retail channels such as retail pharmacies, other retail outlets and first-aid kit manufacturers. While we have our own direct selling organization, our products are principally sold through medical products supply distributors. We currently sell our products in the United States, Canada and select international markets. Our principal U.S. distribution facilities are located in St. Louis, Missouri, and Houston, Texas. In Canada, our products are distributed exclusively by a third party distributor. Our principal manufacturing facility is located in Toronto, Canada. We, through our subsidiary Derma Sciences Canada, have a light manufacturing facility in Nantong, China producing low volume and/or labor intensive wound care products.

The markets we serve are large and growing. Our mission is to enhance shareholder value by servicing a significant portion of these markets as a fully integrated wound care product provider.

Derma Sciences, Inc. ("Derma Sciences") was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996 Derma Sciences changed its state of domicile to Pennsylvania.

In September, 1998 we acquired Genetic Laboratories Wound Care, Inc. (“Genetic Labs”) by means of a tax-free reorganization whereby Genetic Labs became our wholly-owned subsidiary. In December, 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences, Inc. by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased. The Genetic Labs products constitute our wound closure – specialty securement device product line.

In November, 1998 we acquired the stock of Sunshine Products, Inc. (“Sunshine Products”) in a cash transaction. As a result of the stock purchase, Sunshine Products became our wholly-owned subsidiary. The Sunshine Products products constitute our skin care product line.

In September, 2002 we acquired the assets of Dumex Medical Inc., a leading manufacturer and distributor of wound care and related medical devices to the Canadian market. The acquisition was effected by our wholly-owned Canadian subsidiary, Derma Sciences Canada Inc. (“Derma Canada”) f/k/a Dumex Medical Canada Inc. The Dumex Medical products have been integrated into our wound care product line.

In January 2004, we acquired substantially all the assets of Kimberly-Clark Corporation’s wound care segment. These assets have been integrated into both our existing wound care and wound closure — specialty securement device product lines.

In April 2006, we acquired certain assets and the business of Western Medical, Inc. (“Western Medical”), a manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products. These assets have been integrated into our existing wound care product line.

In November, 2007, we acquired certain assets and the business of Nutra Max Products, Inc.’s first aid division (“FAD”). FAD is a leading manufacturer and marketer of branded and private label adhesive strips and related first aid products to the medical, industrial and retail markets. These assets have been integrated into our existing wound care product line.

Products

Advanced/Active Wound Care

Our advanced/active wound care products include the following:

Medihoney is a line of novel, patented dressings, comprised of a high percentage of Active Leptospermum Honey. This unique type of honey has been shown to result in durable antimicrobial, anti-inflammatory and immunomodulatory activities. Medihoney dressings are ideal for the management of non-chronic and hard-to-heal wounds including chronic ulcers, burns and post-operative wounds. The dressings are non-toxic and have been shown in a large scale randomized controlled study to promote healing.

Bioguard is a line of novel, patented barrier dressings that contain an active antimicrobial compound. This compound, a cationic biocide, is intrinsically bound to the dressing through a proprietary process resulting in the inability for the compound to separate from the dressing. These dressings are ideal for prophylactic use in the prevention of hospital or community acquired infections through wound sites. The dressings have been shown to kill 99.9% of virulent bacteria such as methicillin resistant staphylococcus aureus (MRSA) in less than 1 minute, and 99.999% of MRSA in less than 1 hour. Bioguard’s patented polymer technology known as NIMBUS (novel intrinsically micro-biocidal utility substrate) was licensed from QuickMed Technologies, Inc. in April, 2007.

Algicell Ag is a proprietary antimicrobial dressing utilizing ionic silver as its active ingredient. The dressing can absorb up to 20 times its weight in wound fluid. These dressings compare favorably to the market leading dressings at a cost-effective price point.

Xtrasorb is a novel, proprietary dressing that utilizes a super absorbent polymer. While other absorbing dressings currently on the market use open cell structures to capture fluid, Xtrasorb dressings convert fluid within the dressing to a gel thus locking the exudates into the dressing. Xtrasorb dressings have a distinct advantage over competitive dressings in that they absorb more fluid and hold the fluid away from the wound thus avoiding further deterioration of the wound.

TCC-EZ is a novel, patented advanced dressing system for the management of diabetic foot ulcers. It is considered a “next generation” total contact casting (TCC) system. TTC has been shown in multiple randomized controlled studies to achieve 89% heal rates. However, TTC is utilized in less than 2% of otherwise indicated cases due to various factors such as long application times, frequency of application error and patient dissatisfaction as a result of the heavy nature of the cast. TCC-EZ virtually eliminates these issues as it can be applied in less than one third the time of a traditional TCC, is a one-step process — so application errors are uncommon — and the cast itself is significantly lighter — due to its open weave pattern — than a traditional TCC.

Other advanced wound care products include a range of moist, occlusive dressings such as hydrocolloids, foams, hydrogels, alginates, additional silver antimicrobial dressings, cleansers and our proprietary Dermagran products.

Traditional Wound Care

Our traditional wound care line consists of gauze sponges and bandages, non-adherent impregnated dressings, retention devices, paste bandages and other compression devices. We also manufacture and market a broad line of adhesive bandages and related first aid products for the medical, industrial, private label and retail markets.

Private Label/OEM

We manufacture private label wound care and adhesive bandages for a number of United States and international customers.

Wound Closure and Specialty Securement Devices

We market a line of wound closure strips, nasal tube fasteners and a variety of catheter fasteners to doctors, clinics, nursing homes, hospitals and other institutions. Our specialty securement and closure device products incorporate our proprietary polyamide fabrics in combination with a pressure sensitive skin-friendly adhesive. These product combinations result in an ideal balance between elasticity and adherence, making the products unique in their ability to safely hold devices in place on the skin while assisting with the closure of sensitive areas of the skin where a good cosmetic outcome is a priority. We also market a line of traditional rigid wound closure strips.

Skin Care

We market general purpose and specialized skin care products to nursing homes, hospitals, home healthcare agencies and other institutions. These products include barrier creams and ointments, antibacterial cleansing foams and sprays, shampoos and body washes, hand sanitizers, bath additives, body oils and moisturizers

Product Pipeline

We are currently developing DSC127, an angiotensin analog licensed from the University of Southern California in November, 2007, for use in wound healing and scar reduction. The compound has shown activity in these areas in pre-clinical animal model testing. The compound has successfully completed a phase I human trial and is presently undergoing phase II human trials. This trial will assess safety and efficacy of DSC127 on non-healing diabetic ulcers. We expect to receive the results of the phase II trials in the third quarter, 2010. If the results are favorable, we will ascertain whether it is in our best interests to conduct phase III trials or license the rights to the product.

The potential markets for DSC127 include: (1) the $10 billion chronic wound market, (2) the $8 billion scar prevention/reduction market, (3) the $6 billion burn market, and (4) the $6 billion radiation and other wound markets. The markets we enter will depend on the results of the DSC127 clinical trials.

We continue to evaluate certain products and technologies within the advanced/active wound care market. Once products and technologies are located, we may enter into licensing agreements or joint venture relationships with owners of the products and technologies.

We have several ongoing product development programs involving line-extensions of our key brands including Medihoney , Bioguard and Xtrasorb . We anticipate new line extensions to begin coming to market in the second quarter, 2010 and continuing through the third quarter, 2011.

Sales and Marketing

Sales in the United States and Canada account for approximately 70% and 25%, respectively, of our total sales with sales to Europe and Latin America comprising the balance of 5%.

United States

In the United States, we employ a direct sales force and a number of national, regional and local distributors (with their own sales forces) to sell our products. The majority of our sales are made to distributors and large institutional customers who sell the products to end users. Direct sales to end users are not a significant part of our business.

Our direct sales force consists of an executive vice president – sales, a national director – sales, ten direct territory representatives and one clinical resource specialist. Our sales employees receive a base salary together with commissions based upon sales and gross profit achievement within their area of responsibility.

Canada

In Canada, we employ a sales manager, one direct sales representative in Ontario and a manufacturer’s representative located in British Colombia. Our sales representative receives a base salary together with commissions based upon territory sales achievement. Our manufacturer’s representative is paid commission based upon territory sales achievement and is reimbursed for expenses. The majority of our Canadian sales are to hospitals pursuant to tender contracts with national, provincial and local buying groups. These institutional contracts are generally exclusive in nature and are awarded for a term of 1 to 5 years. Nursing home, home healthcare, physician office and retail sales are for the most part made through local dealers and government sponsored Community Care Access Centre’s (CCAC) agencies.

In May 2005, we entered into a five year agreement with a Canadian company to serve as the exclusive distributor of our products in Canada. In November 2009, this agreement was extended for one year through May, 2011. The distributor maintains strategically located distribution centers and over 40 sales representatives throughout Canada. We believe the agreement provides better service to our customers throughout Canada and greater opportunity for sales growth.

Other Foreign Markets

Our products are sold throughout the rest of the world through various licensing and distribution agreements. Foreign sales are made principally to Europe and Latin America. Sales made to other foreign markets totaled $2,448,342 in 2009 and $2,743,388 in 2008.

Competition

The wound and skin care sectors of the medical products industry are characterized by rapidly evolving technology and intense competition. Many suppliers of competing products are considerably larger and have much greater resources than us. In addition, many specialized products companies have formed collaborations with large, established companies to support research, development and commercialization of wound and skin care products which may be competitive with ours. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize wound and skin care products on their own or through joint ventures.

In the United States, our basic wound care products compete in a commodity oriented marketplace with Covidien, Medical Action and a number of others. In the advanced wound care products marketplace, we compete principally with Convatec, Smith & Nephew, MoInlycke and Systagenix (formerly Johnson & Johnson’s wound care division) and Johnson & Johnson. Our adhesive bandage and related first aid products compete with Medline, ASO and Dynerex in the medical market, Medline and ASO in the industrial market, ASO, Medline and Liberty in the private label market and Johnson & Johnson, 3M and Medline in the retail market. The market for wound closure strips and catheter fasteners is characterized by a wide range of generic competition. The most dominant competitor in the suture strip market is 3M. Our skin care products compete in a commodity oriented marketplace with Medline, Provon and a number of others.

In Canada, our basic wound care products compete in a commodity-oriented marketplace with Covidien, Medicom, Medical Mart and a number of others. In the advanced wound care products marketplace, we compete principally with the same competitors as we compete with in the United States together with a number of domestic generic companies.

Our ability to remain competitive is based on our ability to provide our customers with a broad range of quality products at a competitive price with superior customer service. The prospective ability to develop cost effectively and/or acquire and commercialize new products that provide superior value is an integral component of our ability to stay competitive. We believe that the breadth and quality of our existing product lines, the infrastructure in place to cost effectively source and market our products and the skill and dedication of our employees will allow us to successfully compete.

Product Sourcing

We lease manufacturing and warehousing facilities in Toronto, Canada, and Nantong, China, and employ contract manufacturers in Mexico City, Mexico, and ZhongShan, China. Approximately 60% of our products are manufactured at these four locations. The remaining 40% of our products are manufactured by third party manufacturers in the U.S., China and other countries.

Our four manufacturing facilities are monitored and controlled by our management and quality control teams. These teams oversee product production. Most of the equipment in these facilities is owned by us and used exclusively by us.

Our 76,399 square foot facility in Toronto manufactures our line of basic and advanced wound care and wound closure-specialty securement device products. This facility has the capability of liquid packaging, blister/vacuum packaging, impregnation, die-cutting and steam sterilization. We also have research and development laboratories on site. The Toronto facility is ISO 13485:2003, ISO 9001:2000, and Directive 93/42/EEC certified and SGS registered.

Our 11,388 square foot facility in Nantong manufactures our line of basic and some advanced wound care products. This facility is primarily designed for production of low volume and specialty products. The quality control team at Nantong has the responsibility to oversee and inspect all products produced in China for us. The Nantong facility is ISO 9002 certified and TUV registered.

Both our Mexico City and ZhongShan facilities manufacture adhesive bandages and related first aid products. The Mexico City facility is ISO 9001:2000 and ISO 13485:2004 certified and Aenor IQNET registered. The ZhongShan facility is ISO 13485:2003 certified and NQA registered.

A number of basic and advanced wound care products are sourced in semi-finished and finished form directly from suppliers. Derma Sciences Canada also serves in a distributor capacity (sourcing finished products directly from suppliers) for a number of medical device products in Canada.

We maintain a long-standing network of suppliers for our outsourced products. The majority of our outsourced products utilize readily available components. Accordingly, there are numerous companies capable of manufacturing these products to applicable regulatory standards. Given the availability of other suppliers, as well as our policy regarding maintenance of adequate safety stock levels, we do not believe that a temporary interruption in supply or loss of one or more of our suppliers would have a long-term detrimental impact on our operations.

We require that all of our suppliers conform to the standards set forth in the Good Manufacturing Practice (“GMP”) regulations promulgated by the United States FDA and local health agencies.

Patents, Trademarks, Proprietary and Non-Proprietary Technology

We own or license the following trademarks: Derma Sciences, Dermagran, American White Cross, Dumex, Medihoney, Algicell, Xtrasorb, TCC-EZ and Bioguard. In addition, we own or license over fifty United States patents, corresponding foreign patents and patent applications. Most of our patents related to our DSC127 technology are held under license agreements of indefinite duration. The license agreement relative to our Bioguard technology expires in June, 2014. We recently entered into an agreement extending our Medihoney license in perpetuity. Subject to meeting minimum royalty and other specified conditions, we expect to maintain these licenses indefinitely. We also have a number of non-patented formulations and process technologies that, together with the aforementioned patents, provide competitive advantages in the marketplace.

We believe our patents, proprietary and non-proprietary technology afford us reasonable protection against the unauthorized copying of the technology embodied in the subject products. However, the specific means whereby these products promote wound healing and skin care are unknown and the chemical and biological processes bearing upon wound healing and skin care are highly complex and subject to a wide variety of influences and stimuli. As such, it is possible that competitors will develop products equal, or superior, to ours without infringing upon our intellectual property.

Patent law relating to the scope of claims with respect to wound care products is still evolving and our patent rights are subject to uncertainty. Furthermore, the existence of patent rights does not provide absolute assurance against infringement of these rights. The prosecution and defense of patent claims is both costly and time consuming, regardless of the outcome.

An important component of our growth strategy is to acquire, by purchase or license, both proprietary and non-proprietary wound and skin care technology. There can be no assurance that we will be able to obtain such technology on acceptable terms, if at all. Future inability to acquire or license wound and skin care technology could have a material adverse effect on our business.

Government Regulation

United States — Scope of Regulation

Agencies

The manufacture, distribution and advertising of our products are subject to regulation by numerous federal and state governmental agencies in the United States. The United States Food and Drug Administration (“FDA”) is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, (“FDC Act”) which regulates drugs and devices manufactured and distributed in interstate commerce. Many of our products are classified either as over-the-counter drugs or medical devices pursuant to the FDC Act. The Federal Trade Commission (“FTC”) administers the Federal Trade Commission Act (“FTC Act”) which regulates the advertising of products including over-the-counter drugs and devices. All states have individual laws analagous to the FDC Act and the FTC Act.

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

All of the devices currently marketed by us, with the exceptions of Sterile Water and Sterile Saline, have been found by the FDA to be substantially equivalent to a Pre-amendment Device and are, therefore, classified in Class I. Sterile Water and Sterile Saline are classified in Class II and meet the performance standards established by the FDA. Algicell Ag Dressings with antimicrobial silver and Medihoney Wound & Burn Dressings with Active Leptospermum Honey are unclassified. We and our principal suppliers with respect to products sold to us operate in accordance with GMP.

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

On the basis of the recommendations submitted by the panels, the FDA issues monographs setting forth the conditions under which OTC drugs in each class are deemed to be generally recognized as safe, effective and not misbranded. Generally, the administrative process includes the publication of a “Preliminary,” “Tentative Final” and “Final Monograph.” During the rulemaking process, products are placed into one of three categories describing whether a drug is deemed to be generally recognized as safe and effective and not misbranded (Category I), to be not generally recognized as safe and effective or misbranded (Category II) or to lack sufficient data for categorization (Category III). Products that do not comply with general OTC regulations or an applicable Final Monograph are subject to regulatory action. Any OTC drug not in compliance with the content and labeling requirements of a Final Monograph is subject to regulatory action unless it is the subject of an approved new drug application. The FDA has issued a Compliance Policy Guide in which it determined that it would not pursue regulatory action against OTC drugs prior to the adoption of a final regulation unless failure to do so presents a potential public health hazard. We believe all of the OTC products currently marketed by us have been deemed to be generally recognized as safe and effective and not misbranded.

Canada — Scope of Regulation

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

Drugs

The Health Products and Food Branch Inspectorate of Health Canada regulates drugs and the processes used to manufacture drugs. A Drug Establishment License is required for activities such as fabrication, packaging/labeling, importation, distribution, wholesale and testing. Derma Canada last underwent an inspection by the Health Products and Food Branch Inspectorate in August 2007 which occasioned the renewal and subsequent annual renewal of its Drug Establishment License.

Once a drug has been approved, the Therapeutic Products Directorate issues a DIN (Drug Identification Number) which permits the manufacturer to market the drug in Canada. A DIN lets the user know that the product has undergone and passed a review of its formulation, labeling and instructions for use.

Registration and Status of Derma Canada Products Sold in United States

Derma Canada has passed inspection by the FDA.

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

Other Regulatory Requirements

In addition to the regulatory framework for product approvals, we are subject to regulation under state and federal law, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and future local, state, federal and foreign regulation.

We are also subject to federal, state and foreign laws and regulations adopted for the protection of the environment and the health and safety of employees. Management believes that we are in compliance with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards will not have a material adverse effect on us.

Third Party Reimbursement in the United States

In the United States, we sell our wound care products to nursing homes, hospitals, home healthcare agencies, retail and “closed door” pharmacies and similar institutions. The patients at these institutions for whose care our products are purchased often are covered by medical insurance. Accordingly, our customers routinely seek reimbursement for the cost of our wound care products from third party payors such as Medicare, Medicaid, health maintenance organizations and private insurers. The availability of reimbursement from such third party payors is a factor in our sales of wound care products.

Medicaid is a federally funded program administered by the states. Medicaid insurance is available to individuals who have no Medicare or private health insurance or to individuals who have exhausted their Medicare benefits. Included in the Medicaid insurance coverage are in-patient stays in long term care facilities, hospitalization and drugs.

Medicare is a federally funded program administered by private insurance companies. Medicare insurance generally is available to individuals who have paid social security taxes and are over the age of 65 years. Several of our wound care and fixation products are eligible for Medicare reimbursement.

Federal and state governments, as well as private insurers, will continue their pursuit of programs designed to control or reduce the cost of health care. These cost cutting measures may include reductions in reimbursements and/or increases in mandatory rebates for wound care products. As such, there is uncertainty as to whether, and to what extent, reimbursements for our products will continue to be available.

Employees

We maintained 163 full-time and 11 part-time employees at December 31, 2009. Of these employees, 67 are located in the United States, 67 in Canada and 40 in China. We consider our employee relations to be satisfactory.

Item 1A. Risk Factors

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $1,143,272 in 2009, $3,961,937 in 2008, $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At December 31, 2009, we had an accumulated deficit of $20,807,095. We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

Our liquidity may be dependent upon amounts available under our existing line of credit or amounts available through additional debt or equity financings.

We have a history of operating losses and negative cash flow from operating activities. As such, we have utilized funds from offerings of our equity securities and lines of credit to fund our operations. We have taken steps to improve our overall liquidity and believe we have sufficient liquidity to meet our needs for the foreseeable future. However, in the event our cash flow from operating activities is insufficient to meet our requirements, we may be forced either to refinance our current line of credit or seek additional equity financing. The sale of additional securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us.

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

The rate of reimbursement for the purchase of our products by government and private insurance is subject to change.

Sales of several of our wound care products depend partly on the ability of our customers to obtain reimbursement for the cost of our products from government health administration agencies such as Medicare and Medicaid. Both government health administration agencies and private insurance firms continuously seek to reduce healthcare costs. Our ability to commercialize our products successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved medical products. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•      Our ability to set a price we believe is fair for our products;
•      Our ability to generate revenues or achieve or maintain profitability; and
•      The availability to us of capital.

Payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement, particularly for new therapeutic products or where payors perceive that the target indication of the new product is well-served by existing drugs or other treatments. Accordingly, even if coverage and reimbursement are provided, market acceptance of our products would be adversely affected if the amount of coverage and/or reimbursement available for the use of our products proved to be unprofitable for healthcare providers or less profitable than alternative treatments.

There have been federal and state proposals to subject the pricing of healthcare goods and services to government control and to make other changes to the U.S. healthcare system. While we cannot predict the outcome of current or future legislation, we anticipate, particularly given the recent enactment of healthcare reform legislation, that Congress and state legislatures will introduce initiatives directed at lowering the total cost of healthcare. In addition, in certain foreign markets the pricing of drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain if future legislative proposals, whether domestic or abroad, will be adopted that might affect our products. It is also uncertain what actions federal, state or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Any such healthcare reforms could have a material and adverse effect on the marketability of any products for which we ultimately receive FDA or other regulatory agency approval or for which we receive government sponsored reimbursements.

Our success may depend upon our ability to protect our patents and proprietary technology.

We own patents, both in the United States and abroad, for several of our products, and rely upon the protection afforded by our patents and trade secrets to protect our technology. Our future success, if any, may depend upon our ability to protect our intellectual property. However, the enforcement of intellectual property rights can be both expensive and time consuming. Therefore, we may not be able to devote the resources necessary to prevent infringement of our intellectual property. Also, our competitors may develop or acquire substantially similar technologies without infringing our patents or trade secrets. For these reasons, we cannot be certain that our patents and proprietary technology will provide us with a competitive advantage.

Government regulation plays a significant role in our ability to acquire and market products.

Government regulation by the United States Food and Drug Administration and similar agencies in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our acquisition or licensing of new products. Complying with government regulations is often time consuming and expensive and may involve delays or actions adversely impacting the marketing and sale of our current or future products.

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

Many of our advanced wound care products utilize technology that we license on an exclusive basis from third parties. These products include Medihoney dressings, Bioguard dressings and MedEfficiency TM total contact casts. The licensing agreements that we have with the owners of these technologies are of limited duration (with the exception of Medihoney which is in perpetuity) and renewals of the agreements are in the discretion of the licensors. In addition, the maintenance of the license agreements requires that we meet various minimum sales and/or minimum royalty requirements. If we fail to meet the minimum sales or minimum royalty requirements of a given license agreement, there is a possibility that the agreement will be cancelled or not renewed or that our exclusivity under the license agreement will be withdrawn. If any of these events were to occur, our ability to sell the products utilizing the licensed technology could be lost or compromised and our revenues and potential profits could be adversely affected.

Competitors could invent products superior to ours and cause our products and technology to become obsolete.

We operate in an industry where technological developments occur at a rapid pace. We compete with a large number of established companies and institutions many of which have more capital, larger staffs and greater expertise than we do. We also compete with a number of smaller companies. Our competitors currently manufacture and distribute a variety of products that are in many respects comparable to our products. While we have no specific knowledge of products under development by our competitors, it is possible that these competitors may develop technologies and products that are more effective than any we currently have. If this occurs, any of our products and technology affected by these developments could become obsolete.

Although we are insured, any material product liability claims could adversely affect our business.

We sell over-the-counter products and medical devices and are exposed to the risk of lawsuits claiming alleged injury caused by our products. Among the grounds for potential claims against us are injuries due to alleged product inefficacy and injuries resulting from infection due to allegedly non-sterile products. Although we carry product liability insurance with limits of $1.0 million per occurrence and $2.0 million aggregate with $10.0 million in umbrella coverage, this insurance may not be adequate to reimburse us for all damages that we could suffer as a result of successful product liability claims. No material product liability claim has ever been made against us and we are not aware of any pending product liability claims. However, a successful material product liability suit could adversely affect our business.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

Up to 3,111,348 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants and options (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 6,557,855 shares of common stock currently outstanding.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices (after reflecting the impact of the 1-for-8 reverse split) for the years 2004 through 2009 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2004	$3.44	$15.20
2005	$3.36	$6.24
2006	$3.60	$7.20
2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80

Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

We have not paid, and we are unlikely to pay in the near future, cash dividends on our securities.

We have never paid any cash dividends on our common or preferred stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

If members of our management and their affiliates were to exercise all warrants and options held by them, members of management and their affiliates could acquire effective control of us.

The executive officers and directors, together with institutions with which they are affiliated, own substantial amounts of our common stock, together with outstanding options and warrants to purchase our common stock. Depending upon the warrants and options exercised by outside investors, if directors, executive officers and affiliates were to exercise their options and warrants, members of management and their affiliates could obtain effective control of us. As a result, these officers, directors and affiliates would be in a position to significantly influence our strategic direction, the composition of our board of directors and the outcome of fundamental transactions requiring shareholder approval.

Our common stock does not have a vigorous trading market and you may not be able to sell your securities when desired.

We have a limited active public market for our common shares. We cannot assure you that a more active public market will develop thereby allowing you to sell large quantities of our shares. Consequently, you may not be able to readily liquidate your investment.

Our common stock may be delisted from the NASDAQ Capital Market which could negatively impact the price of our common stock and our ability to access the capital markets.

The listing standards of the NASDAQ Capital Market (referred to as the “NASDAQ Market”) provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum shareholders’ equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on the NASDAQ Market, our common stock may be delisted. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from the NASDAQ Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

The liquidity of our common stock and market capitalization could be adversely affected by our reverse stock split.

We implemented a 1-for-8 reverse split of our common and preferred stock effective February 1, 2010. A reverse stock split is often viewed negatively by the market and, consequently, our reverse stock split could ultimately lead to a decrease in our price per share and overall market capitalization.

Item 2. Properties

Our headquarters are located in Princeton, New Jersey. In addition to the lease relative to our headquarters, we have entered into leases for manufacturing, warehousing and distribution facilities. Our facilities, locations, size, monthly rent and lease expirations are set forth in the table below:

Location	Use	Square Footage	Base Monthly Rent	Lease Expiration
Princeton, New Jersey	Headquarters	8,024	$19,726	July, 2012
Fenton, Missouri	Warehouse	42,400	$21,604	March, 2011
Houston, Texas	Warehouse	52,770	$18,206	March, 2012
Toronto, Canada	Manufacturing, Warehouse & Offices	76,399	$32,115	August, 2012
Nantong, China	Manufacturing & Offices	11,388	$1,546	December, 2013

We believe that our facilities are adequate to meet our office, manufacturing and distribution requirements for the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any legal proceedings that we believe will have a material adverse effect upon the conduct of our business or our financial position.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases ofEquity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” Until February 10, 2010 our common stock traded on the OTC Bulletin Board. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board during each of the indicated calendar quarters:

Quarter Ended	High	Low

March 31, 2009	$5.60	$2.80
June 30, 2009	$4.40	$1.92
September 30, 2009	$6.80	$2.64
December 31, 2009	$6.16	$4.32

March 31, 2008	$10.80	$5.92
June 30, 2008	$8.40	$6.40
September 30, 2008	$7.60	$2.16
December 31, 2008	$5.60	$1.60

The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The stock prices also reflect a 1-for-8 reverse split of our common stock effective February 1, 2010. There is no public market for our preferred stock. As of the close of business on February 26, 2010 there were 1,167 holders of record of the common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Overview

The following table highlights the year ended December 31, 2009 versus 2008 operating results:

	Year Ended December 31,		Variance
	2009	2008
Gross Sales	$57,829,670	$60,431,835	$(2,602,165)	(4.3)%
Sales adjustments	(9,303,512)	(10,232,407)	(928,895)	(9.1)%
Net sales	48,526,158	50,199,428	(1,673,270)	(3.3)%
Cost of sales	33,468,440	35,289,684	(1,821,244)	(5.2)%
Gross profit	15,057,718	14,909,744	147,974	0.1%

Selling, general and administrative expense	15,135,233	17,196,863	(2,061,630)	(12.0)%
Research and development expense	399,558	653,326	(253,768)	(38.8)%
Interest expense	842,132	940,148	(98,016)	(10.4)%
Other (income) expense, net	(244,596)	22,529	(267,125)
Total expenses	16,132,327	18,812,866	(2,680,539)	(14.3)%
Loss before income taxes	(1,074,609)	(3,903,122)	2,828,513	72.5%
Provision for income taxes	68,663	58,815	9,848	16.7%
Net loss	$(1,143,272)	$(3,961,937)	$2,818,665	71.1%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Year Ended December 31,
	2009	2008
Gross Sales	$57,829,670	$60,431,835
Trade rebates	(6,822,694)	(7,446,780)
Distributor fees	(1,022,311)	(1,135,901)
Sales incentives	(561,653)	(481,803)
Returns and allowances	(470,893)	(694,765)
Cash discounts	(425,941)	(473,158)
Total adjustments	(9,303,512)	(10,232,407)
Net sales	$48,526,158	$50,199,428

Trade rebates decreased in 2009 versus 2008 due principally to lower Canadian sales subject to rebate which, in turn, resulted from lower demand as a result of the exclusive Canadian distributor reducing its inventory, unfavorable exchange and a slight increase in sales not subject to rebate. U.S. rebates increased due to an increase in regular sales subject to rebate, coupled with an increase in the percentage of rebates to sales due to list price increases (without a commensurate increase in contract pricing). This increase was partially offset by the discontinuation of a significant private label customer rebate program effective November 1, 2009. The decrease in distribution fee expense is commensurate with the change in Canadian net sales upon which it is based, coupled with a slight increase in sales not subject to the fee. The increase in sales incentive expense relates principally to an expansion of the traditional wound care and first aid products sales incentive programs. The sales returns and allowances decrease is principally due to the non-recurrence of higher first aid products integration related returns and allowances in 2008. The decrease in cash discounts reflects lower U.S. sales subject to cash discount.

Rebate Reserve Roll Forward

A twelve month roll forward of the trade rebate accruals at December 31, 2009 and 2008 is outlined below:

	Year Ended December 31,
	2009	2008
Beginning balance – January 1	$2,660,086	$2,407,709
Rebates paid	(6,989,548)	(7,194,403)
Rebates accrued	6,822,694	7,446,780
Ending balance – December 31	$2,493,232	$2,660,086

The $166,854 decrease in the trade rebate reserve balance for the twelve months ended December 31, 2009 reflects a reduction in the Canadian reserve due to lower sales to the exclusive Canadian distributor in response to the distributors’ plan to reduce its investment in inventory coupled with the timing of payment of U.S. private label rebates and the decision of one significant private label customer to discontinue its rebate program effective November 1, 2009. There has been no other discernable change in the nature of our business in 2009 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the December 31, 2009 versus 2008 product line net sales and gross profit:

	Year Ended December 31,		Variance
	2009	2008
Net Sales	$48,526,158	$50,199,428	$(1,673,270)	(3.3)%
Cost of sales	33,468,440	35,289,684	(1,821,244)	(5.2)%
Gross Profit	$15,057,718	$14,909,744	$147,974	0.1%
Gross Profit %	31.0%	29.7%

Consolidated net sales decreased $1,673,270, or 3.3% (1.6% adjusted for exchange), in 2009 versus 2008. Canadian net sales decreased $826,206, or 6.8%, to $11,265,652 in 2009 from $12,091,858 in 2008. This decrease was driven by unfavorable exchange of $880,834 associated with a 7.0% weakening of the Canadian dollar, partially offset by sales growth of $54,628. Excluding exchange, inventory rationalization on the part of our Company’s exclusive Canadian distributor is principally responsible for the modest sales growth in 2009. Real growth as measured by sales of our Company’s products reported by our exclusive distributor, unadjusted for foreign exchange, approximated 6.3%. U.S. net sales decreased $847,064, or 2.2%, to $37,260,507 in 2009 from $38,107,571 in 2008. The decrease was driven by lower first aid product sales of $4,458,782, or 26.2%, and traditional wound care sales of $446,842, or 6.6%, partially offset by higher advanced wound care sales of $2,962,462, or 65.9%, and private label sales of $1,251,965, or 18.3%. Specialty fixation, burn care and skin care and bathing sales were down $33,867, or 1.3%, period to period. The lower first aid product sales reflect the non-recurrence of higher sales in 2008 due to integration related backorder fulfillment, lower demand and customers rationalizing their inventory in 2009 in response to the economy and lost business. The lower traditional wound care sales reflect the non-recurrence of a spot sale (customer’s normal supplier was unable to supply) realized in 2008 and lower demand. The higher advanced wound care sales reflect continued growth of Medihoney together with the balance of the product line in response to our focused sales and marketing effort. Gross U.S. Medihoney sales increased $1,275,586, or 93.7%, to $2,637,210 in 2009 versus $1,361,624 in 2008. Bioguard, our new novel anti-microbial advanced wound care product launched in June, recorded gross sales of $634,922 in its first seven months. Algicell, Xtrasorb and MedEfficiency have also exhibited strong growth in 2009. The increase in private label sales reflects improved demand from a number of our core customers, coupled with some modest new business. Excluding first aid products, U.S. sales increased $3,733,718, or 18.1%.

Consolidated gross profit increased $147,974, or 0.1%, in 2009 versus 2008, despite the decrease in sales. The consolidated gross profit margin percentage increased to 31.0% in 2009 from 29.7% in 2008. Canadian gross profit decreased $760,501, or 19.3%, to $3,186,683 in 2009 from $3,947,184 in 2008. The Canadian gross profit margin percentage decreased to 28.3% in 2009 from 32.6% in 2008. The decrease in Canadian 2009 gross profit dollars reflects the lower sales and gross profit margin percentage decrease. The change in Canadian gross profit margin percentage principally reflects the adverse effect of price erosion coupled with higher product costs, partially offset by the favorable impact of higher production volumes on labor efficiency and overhead absorption and lower overhead spending in 2009 versus 2008. U.S. gross profit increased $908,475, or 8.3%, to $11,871,034 in 2009 from $10,962,559 in 2008. The U.S. gross profit margin percentage increased to 31.9% in 2009 from 28.8% in 2008. The increase in U.S. gross profit dollars and margin principally reflects the increase in higher margined advanced wound care sales, partially offset by the decrease in lower margined first aid product sales. An improvement in first aid product margin due to the discontinuation of higher cost domestic manufacturing in the fourth quarter 2008 and lower freight costs, partially offset by higher other product costs, also contributed. Excluding first aid products, favorable product mix partially offset by higher product costs served to increase U.S. margin dollars $1,711,276, or 24.7%, and the gross profit percentage to 35.4% from 33.5%.

Selling, General and Administrative Expenses

The following table highlights December 31, 2009 versus 2008 selling, general and administrative expenses by type:

	Year Ended December 31,		Variance
	2009	2008
Distribution	$1,754,414	$1,893,146	$(138,732)	(7.3)%
Marketing	1,544,862	1,781,128	(236,266)	(13.3)%
Sales	5,093,252	5,714,899	(621,647)	(10.9)%
General and administrative	6,742,705	7,807,690	(1,064,985)	(13.6)%
Total	$15,135,233	$17,196,863	$(2,061,630)	(12.0)%

Selling, general and administrative expenses decreased $2,061,630, or 12.0%, in 2009 versus 2008, including a decrease of $203,692 in Canadian selling, general and administrative expenses attributable to exchange.

Distribution expense decreased $138,732, or 7.3%, in 2009 versus 2008. Expenses in Canada decreased $102,037 (including a $25,626 benefit related to exchange) while expenses in the U.S decreased $36,695. The decrease in Canada was driven by the non-recurrence of incremental expense related to the buy out of the former distribution center lease in the second quarter 2008. The U.S. decrease was driven by the non-recurrence of incremental first aid product related integration expenses in Houston incurred in 2008, partially offset by higher lease costs in Houston (relocated to new facility in April 2009) and St. Louis (higher cost lease extension effective March 2009) together with higher personnel and operating costs in St. Louis in support of the growing non-first aid product business.

Marketing expense decreased $236,266, or 13.3%, in 2009 versus 2008. The decrease is attributable to a U.S. decrease of $210,421 coupled with a decrease in Canada of $25,845 (including a $7,725 benefit related to exchange). The U.S. decrease stems from a planned reduction in advanced wound care clinical personnel, consulting, travel and trade show expenses in 2009, coupled with an increase in first aid product related marketing expenses reflecting implementation of a full marketing plan in 2009 versus a partial transition related plan in 2008. The Canada expense decrease reflects lower advanced wound care promotion expense, partially offset by higher product sampling expenses.

Sales expense decreased $621,647, or 10.9%, in 2009 versus 2008. Expenses in Canada decreased $106,170 (including a $55,718 benefit related to exchange) while expenses in the U.S. decreased $515,477. Expenses in Canada decreased principally due to lower 3rd party sales commission due to a change in the sales commission program in 2009, lower direct representative commissions due to lower sales and lower travel costs due to cost reduction initiatives, partially offset by higher increased rate related group purchasing organization fees. The U.S. decrease was attributable to lower compensation and commission expenses associated with open (timing related) sales representative positions, the elimination of three positions as a result of cost reduction initiatives and the non-recurrence of incremental integration related compensation expenses in customer service, lower first aid product broker commissions due to lower sales, lower travel expenses due to cost reduction initiatives, lower recruiting expenses (bulk of hiring took place in 2008) together with the non-recurrence in 2009 of first aid product integration related expenses. Offsetting these decreases were higher equity based compensation, regional show and sales tracing expenses associated with the implementation of a more structured sales tracing program in 2008.

General and administrative expense decreased $1,064,985, or 13.6%, in 2009 versus 2008. Expenses in Canada decreased $92,233 (including a $114,623 benefit related to exchange) while expenses in the U.S. decreased $972,752. Adjusted for exchange, the $22,390 increase in Canada reflects higher audit, insurance and equity based compensation expense, partially offset by lower travel, recruiting and operating expenses. The U.S. decrease principally reflects lower bad debt expense of $392,900 due to the non-recurrence of a significant provision for bad debts in 2008, lower travel of $158,100 and investor relation expenses of $147,200 due to cost reduction initiatives, non-recurring and lower legal expenses of $95,000, non-recurring and lower amortization expense of $52,900 and non-recurring recruiting expense of $45,700, together with lower other professional service fees of $70,300 and other net operating costs of $10,652 due principally to timing and cost saving initiatives.

Research and Development Expense

Research and development expense decreased $253,768 to $399,558 in 2009 from $653,326 in 2008. The decrease principally reflects the non-recurrence of a $320,000 payment for the active compound to be used in the DSC127 Phase II trial in 2008 and start up related consulting expense, partially offset by higher project management (full year in 2009 versus eleven months in 2008), data management (data management program implemented in second half of 2009) and ongoing patent related legal expenses in 2009.

Interest Expense

Interest expense decreased $98,016 to $842,132 in 2009 from $940,148 in 2008. The decrease is principally attributable to lower interest rates coupled with lower line of credit and term loan borrowing levels, partially offset by higher loan related fees and lower interest income in 2009 versus 2008.

Other Income

Other income increased $267,125 to income of $244,596 in 2009 from an expense of $22,529 in 2008. The main drivers for the net year-to-year increase was an exchange gain of $336,401 and a gain on miscellaneous asset sales principally associated with the closure of the first aid product manufacturing operation of $59,031, partially offset by non-income related taxes of $59,044, lower royalty income $36,250 and other miscellaneous income of $33,013.

Income Taxes

We recorded a $68,663 tax provision for 2009 consisting of a $101,408 current foreign tax provision and a $35,822 deferred foreign tax benefit based on our Canadian subsidiary’s operating results and a $3,077 U.S. current tax provision based on U.S. results. In 2008 a net foreign tax provision of $58,815 was recorded.

Due to uncertainties surrounding our ability to use our U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

We generated a net loss of $1,143,272, or $0.23 per share (basic and diluted), in 2009 compared to a net loss of $3,961,937, or $0.82 per share (basic and diluted), in 2008.

Liquidity and Capital Resources

Cash Flow and Working Capital

Quarterly financial performance has improved steadily in 2009 culminating with net income in the third and fourth quarters after losses in the first and second quarters. We reported a cumulative net loss of $1,143,272 for 2009 versus a $3,961,937 net loss in 2008. While sales are lower in 2009, gross profit dollars and margin percentage increased due to a favorable sales mix (principally reflecting the growth of the higher margined advanced wound care business), the elimination of higher cost FAD domestic manufacturing in the fourth quarter 2008 and improved manufacturing performance in Canada, partially offset by higher product costs. Operating expenses were lower, as planned, to better align costs with revenues.

The launch of a number of new products bodes well for the future growth of our higher-margined advanced wound care product line. While overall FAD sales declined in 2009 versus 2008, we believe that the FAD product line continues to represents a solid growth opportunity. Sales for the balance of our product lines are expected to remain relatively stable. Further, we continue to actively pursue distributors in several countries to increase our international sales.

Improving financial performance and other steps taken to improve cash management have served to improve our liquidity. Operating cash flow has improved steadily in 2009 versus 2008. This is attributable to a significant reduction in net operating assets and liabilities employed, together with a lower net loss. In 2008, we increased our investment in inventory by approximately $3,600,000. In 2009 the inventory level was reduced by approximately $1,000,000. Operating cash flow is expected to continue to improve over the next twelve months given the expected improvement in financial performance and continuation of our inventory reduction initiative.

At December 31, 2009 and December 31, 2008, we had cash and cash equivalents on hand of $243,524 and $391,038, respectively. The $147,514 decrease in cash reflects net cash provided by operating activities of $2,654,204 and cash provided as a result of exchange rate changes of $169,972. These increases were essentially offset by cash used in financing activities of $2,766,964 and cash used in investing activities of $204,726.

Net cash provided by operating activities of $2,654,204 stems from $2,952,580 cash provided from operations (net loss plus non-cash items), together with $298,376 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations reflects the non-cash items, partially offset by the operating loss. Lower accounts payable and accrued liabilities and higher accounts receivable partially offset by lower inventory were the main drivers behind the net change in operating assets and liabilities. The decrease in accounts payable reflects a significant reduction in payables related to inventory purchases (consistent with the plan to reduce inventory), lower overall spending levels and timing. The decrease in accrued expenses and other current liabilities principally reflects lower Canadian rebates due to lower sales and timing related changes. The increase in accounts receivable reflects higher fourth quarter sales. The reduced investment in inventory reflects our plan to reduce inventory levels whenever possible, without compromising customer service requirements.

Net cash used in investing activities of $204,726 reflects capital expenditures of $265,726, less receipt of $61,000 cash from the sale of assets associated with the discontinuation of FAD domestic manufacturing. Capital expenditures are lower in 2009 versus 2008.

Net cash used in financing activities of $2,766,964 reflects regularly scheduled debt payments of $1,298,208, pay down of outstanding line of credit borrowings of $1,140,299, capitalization of equity raise expenses in anticipation of charging them off to additional paid in capital upon completion of the planned equity offering in 2010 of $305,715, an increase in restricted cash of $17,742 and costs related to the issuance of stock from a previous offering of $5,000.

Working capital increased $51,950, or 0.8%, at December 31, 2009 to $6,791,601 from $6,739,651 at December 31, 2008. Excluding the reclassification of the $500,000 promissory note from long term to current debt in the second quarter 2009, working capital increased $551,950 in 2009 and increased by $126,457 in the third quarter. Working capital of this magnitude is considered sufficient to support ongoing operations.

Financing Arrangements

With cash on hand of $243,524, together with available revolver capacity of $2,099,055, we have $2,342,579 of available liquidity at December 31, 2009, versus $2,125,840 at September 30, 2009.

On February 22, 2010, we raised $4,537,497 (net of commission and other offering expenses) from the sale in a secondary public offering of shares of our common stock. These proceeds together with $2,032,818 of restricted cash from our balance sheet were used to acquire the worldwide Medihoney licensing rights for $2,250,000, pay off the outstanding U.S. term loan of $3,300,000 and pay off our $500,000 promissory note due April 14, 2010, leaving $520,315 of the net proceeds available for general working capital purposes. Payment of the foregoing indebtedness will have a positive impact on cash flow going forward by eliminating associated debt service. The $520,315 available for working capital was applied to reduce our outstanding line of credit balance, thereby serving to increase the availability of funds under the line.

On March 26, 2010, our U.S. lender modified the terms of our five year revolving credit and security agreement to take into account the payment of the term loan. The existing financial covenants were replaced with twelve month rolling fixed charge coverage and total debt coverage covenants. The lender also reduced the minimum 3 month LIBOR rate from 3.00% to 1.50% and authorized the payment of our $500,000 unsecured promissory note.

The equity raise and modification to our loan covenants in the first quarter 2010, served to further improve our overall liquidity.

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

As a result of these efforts, we launched Algicell in November 2006. We launched our first Medihoney product in October 2007. This product represents the first of its kind and interest in the product has been high. Sales have increased steadily and current indications are that the planned Medihoney based line of products could result in significant incremental sales. We recently launched three new products to complement our existing advanced wound care product line, the MedEfficiency line of Total Contact Cast systems (October 2008), Xtrasorb (November 2008) and Bioguard, our novel anti-microbial infection control product in June 2009. Bioguard, Xtrasorb and MedEfficiency have been well received in the marketplace and have exhibited steady growth. We continue to work on our pipeline and have identified several products that are capable of contributing to future sales growth. We anticipate our overall core business sales will grow modestly over the near term.

Our strategy for growth going forward is:

1.
Assuming the existing resources in place are generating the expected return, we will continue to expand our investment in sales and marketing resources in support of our advanced wound care products. We presently have ten direct sales representatives in place and our plan is to hire an additional ten in 2010 and increase the level of marketing and product development support.

2.
The FAD business represents a growth opportunity. In addition to its core business opportunities, the FAD business will serve as a platform for introducing our existing advanced and traditional wound care products to new customers and markets, especially the retail market. The FAD continues to work on completion of a cost effective supply chain for its adhesive bandages and first aid related products. The supply chain is expected to be fully operational within the next nine months, at which time we expect to be able to further reduce our product costs and improve liquidity by reducing the level of inventory required to support the existing level of business.

3.
In February 2010, we licensed the worldwide rights to Medihoney. This will serve as the catalyst for the expansion of our international business. Plans are in place to establish a direct presence in Europe immediately and in other areas of the world, employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

4.
We made a significant investment in DSC 127 beginning in December 2007. While the launch of DSC 127 is several years away, we believe the market potential for this product is considerable. The product began Phase II trials in early 2008 to achieve proof of principle in a human model. The Phase II trials are expected to be completed by the end of 2010. The projected cost to complete the Phase II trials is approximately $1,650,000, including $1,052,884 incurred through December 2009. We plan to continue with this investment and anticipate spending approximately $600,625 to complete the Phase II trial over the next twelve months.

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

With the planned improvement in operations and expected working capital requirements, together with the available cash on hand and available borrowing capacity as of December 31, 2009, we anticipate having sufficient liquidity in place to meet our operating needs and debt covenants for the foreseeable future.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

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

Revenue Recognition and Adjustments to Revenue

We sell our products through our own direct sales force and through independent distributors and manufacturers’ representatives. The primary end users of our products are nursing homes, hospitals, clinics and home healthcare agencies. We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured, which is generally at the time of shipment or receipt by our customers, depending on the terms of the related sales or distribution agreement. When we recognize revenue from the sale of our products, we simultaneously adjust revenue for estimated trade rebates and distribution fees (in Canada), and estimates of returns and allowances, cash discounts and other sales incentives.

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

Goodwill

At December 31, 2009, we had $7,119,726 of goodwill consisting of $4,679,684 relating to the FAD acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The assessment is performed using the two-step process required by FASB accounting guidance relating to goodwill. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. For 2009 and 2008, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

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

For 2009 and 2008 and consistent with prior periods, we estimated the fair value of our wound care segment, using the “income approach,” where we use a discounted cash flow model (“DCF”) in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets.

Significant estimates used in the fair value calculation include: (i) estimates of future revenue and expense growth, (ii) future estimated effective tax rates, (iii) future estimated capital expenditures, (iv) future required investments in working capital, (v) average cost of capital, and (vi) the terminal value of the reporting unit.

The amount and timing of future cash flows within our DCF analysis is based on our five year forecast. Beyond our five year forecast we assumed a terminal value to calculate the value of cash flows beyond the last projected period in our DCF analysis. Annual revenue growth rates in our DCF model reflect expected growth in our advanced wound care products as well as growth in the products which we gained access to when we acquired FAD in November of 2007 as we introduce these products across our existing customer base. The weighted average cost of capital used to discount cash flows for the annual 2009 goodwill impairment test was estimated to be 17%.

Over time, our wound care segment has become an increasingly significant portion of our overall business. For the year ended December 31, 2009, our wound care segment accounted for approximately 95% of our consolidated revenue. Given the significance of this segment to our overall results, we also look to our publicly traded market value, which we may adjust in consideration of an appropriate control premium, as an indicator of the fair value of our wound care segment and the reasonableness of our DCF model.

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

Stock-Based Compensation

We record compensation expense associated with stock options and other equity-based compensation based on their fair value at the grant date and recognized over the requisite service periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes for service and performance based awards or binomial/lattice pricing model for market based awards and restricted stock based on the quoted market price. Significant judgment and the use of estimates to value the equity-based compensation, particularly surrounding Black-Scholes or binomial/lattice pricing model assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, are made by the Company.

Item 8. Financial Statements and Supplementary Data

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Derma Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 31, 2010

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$243,524	$391,038
Accounts receivable, net	3,372,712	3,892,523
Inventories	11,489,724	12,423,042
Prepaid expenses and other current assets	456,675	397,117
Total current assets	15,562,635	17,103,720
Cash – restricted	2,032,164	2,014,422
Equipment and improvements, net	3,741,347	3,977,853
Goodwill	7,119,726	7,119,726
Other intangible assets, net	3,994,250	5,310,129
Other assets, net	849,753	681,472
Total Assets	$33,299,875	$36,207,322
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	2,306,306	3,446,605
Current maturities of long-term debt	1,759,185	1,298,207
Accounts payable	3,363,096	3,614,764
Accrued expenses and other current liabilities	1,342,467	2,004,493
Total current liabilities	8,771,054	10,364,069
Long-term debt	2,305,851	4,065,036
Other long-term liabilities	96,564	44,848
Deferred tax liability	355,349	340,871
Total Liabilities	11,528,818	14,814,824
Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding: 285,051 (liquidation preference of $4,210,231 at December 31, 2009)	2,851	2,851
Common stock, $.01 par value: 18,750,000 authorized ; issued andoutstanding shares: 5,039,468 at December 31, 2009 and 5,017,593 atDecember 31, 2008	50,395	50,176
Additional paid-in capital	41,221,613	40,398,829
Accumulated other comprehensive income – cumulative translation adjustments	1,303,293	604,465
Accumulated deficit	(20,807,095)	(19,663,823)
Total Shareholders’ Equity	21,771,057	21,392,498
Total Liabilities and Shareholders’ Equity	$33,299,875	$36,207,322

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,
	2009	2008
Net Sales	$48,526,158	$50,199,428
Cost of sales	33,468,440	35,289,684
Gross Profit	15,057,718	14,909,744
Operating expenses
Selling, general and administrative	15,135,233	17,196,863
Research and development	399,558	653,326
Total operating expenses	15,534,791	17,850,189
Operating loss	(477,073)	(2,940,445)
Other expense, net:
Interest expense	842,132	940,148
Other (income) expense, net	(244,596)	22,529
Total other expense, net	597,536	962,677
Loss before provision for income taxes	(1,074,609)	(3,903,122)
Provision for income taxes	68,663	58,815
Net Loss	$(1,143,272)	$(3,961,937)
Net loss per common share – basic and diluted	$(0.23)	$(0.82)
Shares used in computing loss per common share – basic and diluted	5,031,557	4,825,847

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Preferred Shares Issued	Convertible Preferred Stock	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2008	285,051	$2,851	4,228,719	$42,287	$33,856,916	$1,854,787	$(15,701,886)	$20,054,955
Net loss							(3,961,937)	(3,961,937)
Foreign currency translation adjustment						(1,250,322)		(1,250,322)
Comprehensive loss – total								(5,212,259)
Issuance of common stock in private placement, net of issuance costs of $389,079			762,500	7,625	5,603,246			5,610,871
Cashless exercise of warrants			11,399	114	(114)			-
Exercise of common stock warrants			12,500	125	104,875			105,000
Exercise of common stock options			2,475	25	12,350			12,375
Stock based charges					821,556			821,556

Balance, December 31, 2008	285,051	$2,851	5,017,593	$50,176	$40,398,829	$604,465	$(19,663,823)	$21,392,498

Net loss							(1,143,272)	(1,143,272)
Foreign currency translation adjustment						698,828		698,828
Comprehensive loss – total								(444,444)
Issuance of common stock			21,875	219	(219)			-
Stock issuance costs					(5,000)			(5,000)
Stock based charges					828,003			828,003

Balance, December 31, 2009	285,051	$2,851	5,039,468	$50,395	$41,221,613	$1,303,293	$(20,807,095)	$21,771,057

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Operating Activities
Net loss	$(1,143,272)	$(3,961,937)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of equipment and improvements	882,598	855,609
Amortization of intangible assets	1,315,879	1,427,524
Amortization of deferred financing costs	144,565	129,519
Provision for bad debts	(92,827)	247,000
Allowance for sales adjustments	702,999	690,625
Provision for inventory obsolescence	363,170	349,303
Gain on disposal of equipment	(59,031)	–
Deferred rent expense	46,318	(60,115)
Compensation charge for employee stock options	800,945	773,136
Compensation charge for restricted stock	18,148	48,420
Interest charge for stock warrants	8,910	–
Deferred tax provision	(35,822)	(5,008)
Changes in operating assets and liabilities:
Accounts receivable	(151,126)	(476,106)
Inventories	1,002,031	(3,570,840)
Prepaid expenses and other current assets	19,203	7,724
Other assets	(440)	(46,291)
Accounts payable	(367,404)	(241,634)
Accrued expenses and other current liabilities	(800,640)	(910,896)
Net cash provided by (used in) operating activities	2,654,204	(4,743,967)
Investing Activities
Costs of acquiring businesses	–	(120,484)
Refund of acquired business escrow funds	–	1,193,187
Purchase of equipment and improvements	(265,726)	(471,357)
Proceeds from sale of equipment	61,000	–
Net cash (used in) provided by investing activities	(204,726)	601,346
Financing Activities
Cash restricted	(17,742)	(2,014,422)
Net change in bank line of credit	(1,140,299)	2,227,408
Deferred financing costs	–	(269,235)
Deferred issuance costs	(305,715)	–
Long-term debt repayments	(1,298,208)	(1,313,749)
Proceeds from issuance of common stock, net of costs	(5,000)	5,728,246
Net cash (used in) provided by financing activities	(2,766,964)	4,358,248
Effect of exchange rate changes on cash	169,972	(401,684)
Net decrease in cash and cash equivalents	(147,514)	(186,058)
Cash and cash equivalents
Beginning of year	391,038	577,096
End of year	$243,524	$391,038
Supplemental disclosures of cash flow information:
Equipment obtained with capital leases	$-	$96,324
Cash paid during the year for:
Interest	$723,339	$809,808

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Description of Business

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

Reverse Stock Split – The accompanying financial statements reflect a 1-for-8 reverse split of the Company’s common and preferred stock approved by the board of directors and stockholders of the Company and made effective by an amendment to the Company’s articles of incorporation on January 28, 2010. All share and per share information herein that relates to the Company’s common and preferred stock has been retroactively restated to reflect the reverse stock split.

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

Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income. For the Company’s Canadian subsidiary, whose functional currency is the Canadian dollar, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in income of $84,423 and $128,470 for the years ended December 31, 2009 and 2008 which is included in the consolidated statement of operations as follows:

	2009	2008

Cost of sales	$152,853	$(311,949)
Other (income) expense, net	(237,276)	183,479

	$(84,423)	$(128,470)

Exchange rate fluctuations of foreign currency denominated assets and liabilities associated with inventory are included in cost of sales.

Cash and Cash Equivalents – The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Long Lived Assets –The Company reviews its long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

Goodwill – The Company tests goodwill for impairment using a two-step process. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. If the first step indicates an impairment, i.e. when the carrying value exceeds the fair value, then the second step is required to determine the implied fair value of goodwill. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination. The allocation is to be performed as if the reporting unit had just been acquired and the fair value of the unit was the purchase price. The goodwill impairment equals the carrying value of goodwill less the implied fair value of goodwill. The Company performs its goodwill impairment test as of December 31 of each year, or more frequently if impairment indicators are present.

Stock-Based Compensation – Financial Accounting Standards Board (FASB) guidance for stock compensation requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their requisite service periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes for service and performance based awards or binomial/lattice pricing model for market based awards and restricted stock based on the quoted market price.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis.  In 2009 and 2008, the Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows were required.  The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statements of Operations.  These amounts are not material to the consolidated financial statements for the periods presented.  The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities.  Tax years prior to 2006 are no longer subject to federal or state examination.  Tax years prior to 2006 are also no longer subject to examination in Canada.

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

Advertising and Promotion Costs – Advertising and promotion costs are expensed as incurred and were $1,131,909 and $1,276,368 in 2009 and 2008, respectively.

Royalties – The Company recognizes royalty expenses associated with the products sold at the time the related sale occurs and records them as a component of cost of sales.  Royalty expense for the years ended December 31, 2009 and 2008 was $447,291 and $346,260, respectively.

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive.  The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method.  Potentially dilutive securities have not been included in the computation of diluted loss per share for the years ended December 31, 2009 and 2008 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2009	2008

Excluded dilutive shares:
Preferred stock	285,051	285,051
Restricted common stock	-	21,875
Stock options	1,066,328	1,002,828
Warrants	1,099,407	1,093,157

Total dilutive shares	2,450,786	2,402,911

Recently Issued Accounting Pronouncements – Effective January 1, 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for the purposes of determining whether such equity-linked financial instrument (or embedded feature) is subject to derivative accounting.  We adopted this new guidance effective January 1, 2009 which had no impact on the consolidated financial statements.

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

In May 2009, the FASB issued new guidance on the reporting of subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  We adopted this standard during the quarter ended June 30, 2009.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Accounts Receivable

Accounts receivable include the following:

	December 31,
	2009	2008

Accounts receivable	$4,216,147	$5,213,167
Less: Allowance for doubtful accounts	(73,318)	(370,000)
Allowance for trade rebates	(642,789)	(709,244)
Allowance for cash discounts and returns	(127,328)	(241,400)

Accounts receivable, net	$3,372,712	$3,892,523

4.	Inventories

Inventories include the following:

	December 31,
	2009	2008

Finished goods	$7,804,339	$9,001,269
Work in process	466,365	443,511
Packaging materials	722,148	700,948
Raw materials	2,496,872	2,277,314

Total inventory	$11,489,724	$12,423,042

5.	Equipment and Improvements, net

Equipment and improvements include the following:

	December 31,
	2009	2008

Machinery and equipment	$5,677,389	$5,110,112
Furniture and fixtures	609,694	569,617
Leasehold improvements	1,473,920	1,229,168

Gross equipment and improvements	7,761,003	6,908,897
Less: accumulated depreciation	(4,019,656)	(2,931,044)

Total equipment and improvements, net	$3,741,347	$3,977,853

Included in equipment and improvements at December 31, 2009 were leased machinery and equipment with a cost of $161,381 and accumulated amortization of $92,795 and furniture and fixtures with a cost of $260,069 and accumulated amortization of $118,315.  Amortization of assets under capital leases is included in depreciation expense.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Other Intangible Assets, net

Other intangible assets, net include the following:

	December 31,
	2009	2008

Patents and trademarks	$444,067	$444,067
Other intangible assets	7,842,797	7,842,797

	8,286,864	8,286,864
Less accumulated amortization	(4,292,614)	(2,976,735)

Other intangible assets, net	$3,994,250	$5,310,129

In connection with the acquisition of certain assets and assumption of trade payables in 2007 and 2006, the Company allocated $7,500,000 to identifiable intangible assets as outlined below:

	Fair Value	Annual Amortization	Amortization Period

Customer list	$3,300,000	$600,000	4-10 years
Trademarks and trade names	1,600,000	135,000	10-13 years
Non-compete agreement	1,200,000	240,000	5 years
Other agreements	1,200,000	300,000	4 years
Certification and product designs	200,000	39,000	5 years

Total	$7,500,000	$1,314,000

The weighted average useful life of patent and trademarks and other intangibles as of December 31, 2009 and 2008 is 3.0 and 3.8 years, respectively.  Actual amortization expense for 2009 and 2008 and estimated thereafter by year is outlined below:

	Patents and Trademarks	Other Intangibles	Total

Actual amortization expense for year ended December 31, 2009	$-	$1,315,879	$1,315,879

Actual amortization expense for year ended December 31, 2008	$36,012	$1,391,511	$1,427,524

Estimated amortization expense for years ending December 31,

2010	$-	$1,314,000	$1,314,000
2011	-	1,050,375	1,050,375
2012	-	323,000	323,000
2013	-	285,000	285,000
2014	-	285,000	285,000
Thereafter	-	736,875	736,875

Total	$-	$3,994,250	$3,994,250

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Other Assets, net

Other assets, net include the following:

	December 31,
	2009	2008

Deferred financing costs, net	$414,647	$559,212
Deferred issuance costs	305,715	-
Deposits	129,391	122,260

Total other assets, net	$849,753	$681,472

Deferred financing costs related to the U.S. credit facility are being amortized over the five-year term of the related facility.  Costs incurred through December 31, 2009 in connection with the February, 2010 equity raise (see note 15) are included in deferred issuance costs and will be reclassified to additional paid in capital upon the close of the equity offering.

8.	Line of Credit Borrowings

In November, 2007, the Company entered into a new five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with a U.S. lender.  Advances under the revolving credit agreement may be drawn, from time to time, up to the amount of 85% of eligible receivables (as defined) and 44% of eligible inventory (as defined). Interest on outstanding advances under the revolving credit agreement as amended is payable at the three month LIBOR monthly rate (the “Base Rate”) plus 4.25% (the “Base Rate Margin”) (6.00% at December 31, 2009).   In addition, the Company pays a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the agreement and $8,000,000 together with a monthly collateral management fee of $2,000.  Outstanding balances under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.  At December 31, 2009 the Company had an outstanding balance of $2,306,306 under this agreement.

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

On March 31, 2009, the Company’s U.S. lender agreed to amend the credit and security agreement to allow the Company to enter into a forbearance agreement with Western Medical to postpone payment of its promissory note due April 18, 2009 and to allow subsequent payments on the subordinated debt beginning in April 2010 provided the Company achieves predetermined liquidity and free cash flow (as defined) objectives and provided Western Medical further extends for one year the payment of the principal balance, if any, remaining on the promissory note after giving effect to the April, 2010 payment.  In return for the amendment, the Company agreed to change its base rate for interest charged to a three month LIBOR rate from a one month LIBOR rate.  Further, the base rate margin was increased 150 basis points on the revolving line of credit from 2.75% to 4.25%, on the term loan from 4.25% to 5.75% and on the portion of the term loan secured by restricted cash from 2.25% to 3.75%.  In addition, the Company is obligated to increase the revolving loan availability on its revolving line of credit to a minimum of $3,000,000 by December 31, 2009.  Failure to achieve the minimum revolving loan availability amount will result in the base rate changing to the greater of 3.00% or the actual rate in effect. The Company did not increase the availability of its line of credit to a minimum of $3,000,000 by December 31, 2009. Accordingly, effective January 1, 2010 the base rate changed from the three month LIBOR rate to the greater of 3.00% or the actual rate in effect.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Effective March 28, 2008, the Company’s U.S. lender agreed to waive all prior financial and reporting covenant defaults and amend the existing minimum EBITDA, fixed charge coverage, senior debt leverage and total debt leverage covenants, to be measured on a quarterly basis, to allow the Company to implement its growth strategy.  Amendment of the covenants was predicated upon the Company’s commitment to raise a minimum of $3,000,000 by May 1, 2008 from the sale of equity and agreement to limit its maximum revolver borrowing to the lesser of (a) the revolver loan commitment ($8,000,000) or (b) the borrowing base (as defined), less $1,500,000.  Not less than $3,000,000 of the equity infusion was required to be applied to the then existing revolver balance which amount will be credited as a component of EBITDA for covenant compliance purposes.  The Company incurred fees of $250,000 associated with the granting of the covenant amendment, together with related expenses of $10,829 which are included as additions to deferred financing costs.  In March, 2008 the equity infusion requirement was met (see Note 11).

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2009	2008

Accrued Canadian sales rebate, net (see note 15)	$369,197	$1,257,273
Accrued compensation and related taxes	317,230	177,133
Accrued sales incentives and administrative fees	260,985	347,841
Other	395,055	222,246

Total accrued expenses and other current liabilities	$1,342,467	$2,004,493

At December 31, 2009 and 2008, the value of the Canadian accrued sales rebate and other reserves exceeded the value of the underlying trade receivables outstanding.  The net credit balance in trade receivables was reclassified for financial reporting purposes to accrued expense to recognize it as a net liability.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Long-Term Debt

Long-term debt and capital leases includes the following:

	December 31,
	2009	2008

U.S. term loan	$3,500,000	$4,700,000
Promissory note	500,000	500,000
Capital lease obligations	65,036	163,243

Total debt	4,065,036	5,363,243

Less: current maturities	1,759,185	1,298,207

Long-term debt	$2,305,851	$4,065,036

The following are term loan and promissory note maturities over the next five years:

Year Ending December 31,	Term Loan and Promissory Note

2010	$1,700,000
2011	1,200,000
2012	1,100,000
2013	-

Total term loan obligations	4,000,000
Less: current maturities	1,700,000

Long-term loan obligations	$2,300,000

U.S. Term Loan

In November, 2007, the Company entered into a five-year $6,000,000 term loan agreement with a U.S. lender.  Interest on the term loan as amended is payable at the three month LIBOR monthly rate plus 5.75%, (7.50% at December 31, 2009).  Monthly payments of principal in the amount of $100,000 together with interest are due under the agreement.  The agreement is secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

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

Effective March 31, 2009, August 13, 2008 and March 28, 2008, the foregoing financial covenants were amended as described in the third, fourth and fifth  paragraphs under the heading Line of Credit Borrowings (see Note 8).

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On March 31, 2009, the Company entered into a Forbearance Agreement (the “Agreement”) with Western Medical to postpone payment of its $500,000 promissory note due April 18, 2009.  The Company will continue to make interest payments when due and a final payment of the principal plus accrued interest through the date of payment on April 14, 2010.  In consideration for the postponement, the Company granted Western Medical warrants to purchase 6,250 shares of the Company’s common stock at the market price on the date of execution of the Agreement and agreed to pay Western Medical’s legal fees associated with the preparation and subsequent enforcement of the Agreement.  In 2009 the Company recorded an interest charge of $8,910 for the fair value of the warrants.

Capital Lease Obligations

The Company has two capital lease obligations for office furniture totaling $65,036 as of December 31, 2009.  The capital lease obligations bear interest at annual rates ranging from 6.8% to 9.6% expiring through February 2011.

The future minimum lease payments required under the capital leases and the present value of the minimum lease payments as of December 31, 2009 are as follows:

Year Ending December 31	Capital Lease Obligations

2010	$61,463
2011	5,901

Total minimum lease payments	67,364
Less: Amount representing interest	2,328

Present value of capital lease obligations	65,036
Less: Current maturities of capital lease obligations	59,185

Long-term capital lease obligations	$5,851

11.	Shareholders’ Equity

Preferred Stock

There are 18,750 shares of series A convertible preferred stock outstanding at December 31, 2009.  The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 55,001 shares of series B convertible preferred stock outstanding at December 31, 2009.  The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There are 77,382 shares of series C convertible preferred stock outstanding at December 31, 2009.  The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $5.60 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 133,918 shares of series D convertible preferred stock outstanding at December 31, 2009.  The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $4.00 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

Common Stock

Effective May 12, 2009 21,875 shares of common stock were issued to outside directors upon vesting of compensatory restricted stock granted on May 12, 2006.

In March 2008, the Company raised $5,605,871 (net of $494,129 in commission and other offering expenses) from the private sale of 762,500 shares of common stock at a price of $8.00 per share, together with 381,250 five-year warrants to purchase one share of common stock at a price of $9.60 per share.  In addition, the placement agent for the shares sold received 17,812 five-year warrants to purchase one share of common stock at $9.60 per share.  The proceeds were used to meet the minimum equity infusion requirements associated with the Company’s March 28, 2008 amended bank covenants, support the Company’s strategic growth initiatives and increase working capital.

In January 2008, the Company issued 26,374 shares of common stock as follows:  (a) 12,500 shares in consideration of $105,000 upon exercise of series G warrants, (b) 2,475 shares for consideration of $12,375 upon exercise of 2,475 stock options, and (c) 11,399 shares upon cashless exercise of 22,275 stock options.

Stock Purchase Warrants

At December 31, 2009, the Company had warrants outstanding to purchase 1,099,407 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

H	331,887	$8.00	April 30, 2011
I	94,351	$5.76	April 30, 2011
J	267,857	$6.16	May 31, 2013
K	399,062	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014

Total	1,099,407

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 1,250,000 shares of common stock may be issued.  The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company.  The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option.  The duration of each option may not exceed 10 years from the date of grant.  Under the plan, service and performance based options to purchase 184,375 and 45,000 shares of common stock were granted to officers, directors, agents and employees in 2009 and 2008, respectively, with exercise prices ranging from $2.88 to $8.88 per share.   In 2009 and 2008, 3,750 and 20,625 plan options were forfeited and 87,500 and 2,500 expired, respectively.  In 2008, 24,750 options were exercised.  As of December 31, 2009, options to purchase 859,328 shares of the Company’s common stock were issued and outstanding under the plan.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”).  All non-plan options were granted at the fair market value at the date of grant.  As of December 31, 2009, non-plan options to purchase 207,000 shares of the Company’s common stock were issued and outstanding.  In 2008 5,000 non-plan options were forfeited.  In 2009 and 2008 29,625 and 17,232 non-plan options expired, respectively.

For the years ended December 31, 2009 and 2008 the fair value of each service and performance based option award was estimated at the date of grant using the Black-Scholes option pricing model.  The weighted-average assumptions for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008

Risk-free interest rate	2.32%	3.08%
Volatility factor	92%	118%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity and related information for the years ended December 31, 2009 and 2008 follows:

	2009		2008

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	1,002,828	$5.60	1,027,935	$6.24
Granted	184,375	$3.07	45,000	$7.36
Forfeited	(3,750)	$5.31	(25,625)	$6.64
Expired	(117,125)	$5.83	(19,732)	$46.48
Exercised	-	-	(24,750)	$5.04

Outstanding – end of year	1,066,328	$5.08	1,002,828	$5.60

Exercisable at end of year	882,031	$5.34	795,328	$5.60

The weighted average fair value per share of options granted during 2009 and 2008 was $2.34 and $6.38, respectively.  The fair value of options vested during 2009 and 2008 was $600,994 and $493,075, respectively.

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/09	Weighted-Average Exercise Price

$2.88 - $4.00	453,890	4.9	$3.37	319,280	$3.60
$4.01 - $6.00	344,750	6.7	$5.09	312,719	$5.12
$6.01 - $10.00	225,000	6.5	$6.98	207,344	$7.04
$10.01 - $13.00	18,750	4.8	$12.40	18,750	$12.40
$13.01 - $13.60	23,938	7.0	$13.60	23,938	$13.60

	1,066,328	6.08		882,031

For the years ended December 31, 2009 and 2008, no income tax benefit was recognized related to stock option activity.

During the year ended December 31, 2009 and 2008, stock option compensation expense was recorded as follows:

	2009	2008

Cost of sales	$97,091	$65,428
Selling, general and administrative expenses	703,854	707,708

Total stock option compensation expense	$800,945	$773,136

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2009, there was $464,390 of unrecognized compensation cost related to nonvested service based awards granted under the plan.  This expense is expected to be recognized over the options’ remaining weighted average vesting period of 1.23 years.  The market based awards granted in 2007 expired in 2009.

Restricted Common Stock

On May 11, 2006, the Company adopted a restricted common stock plan and reserved 312,500 shares of common stock for issuance.

On May 12, 2006, 21,875 shares of restricted common stock were granted to non-employee members of the Company’s board of directors that vested three years from the date of the grant.  The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $6.64 per share.  The fair market value of the grant was recognized to compensation expense over the three-year service period.  For the years ended December 31, 2009 and 2008, $18,148 and $48,420, respectively, was recorded in selling, general and administrative expense for these grants.

Shares Reserved for Future Issuance

At December 31, 2009, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	285,051
Common stock options available for grant	390,672
Common stock options outstanding	1,066,328
Common stock warrants outstanding (series H – L)	1,099,407
Restricted common stock available for grant	290,625
Total common stock shares reserved	3,132,083

Securities Registration Obligations

The Company consummated private syndications of its securities on April 18, 2006, November 8, 2007 and April 2, 2008.  In connection with each such syndication, the Company agreed with purchasers both to register the securities for public sale and to use its best efforts to maintain the effectiveness of such registration statements until the subject securities are sold or may be sold without registration.  The Company has satisfied its obligations to register the securities issued in each of the aforementioned syndications.

The registration statement relative to the April, 2006 syndication has expired by its terms.  Although the securities sold in this syndication are eligible for sale under Rule 144(b(1)(i), the Company has accorded “piggyback” registration rights to the subject purchasers for an indefinite period.  The registration statements relative to November, 2007 and April, 2008 syndications are currently effective and there has been no lapse in their effectiveness.

               The securities registration provisions applicable to the November, 2007 and April, 2008 syndications require that if the Securities and Exchange Commission suspends the effectiveness of the subject registration statements prior to all registered securities either having been sold or becoming eligible for unrestricted sale pursuant to Rule 144(b)(1)(i) under the Securities Act of 1933, an event not now anticipated, the Company must pay purchasers one thirtieth of one percent of the purchase price of the securities for each day the subject registration statement is not effective up to a maximum of ten percent of the purchase price.

The securities purchased in the November, 2007 and April, 2008 syndications are all eligible for unrestricted sale under Rule 144(b)(1)(i) with the exception of securities purchased by a single institutional investor in the total amount of $6,500,000.  The Company’s maximum potential liability to the subject investor under the foregoing registration provisions would be $650,000.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company consummated a public offering of its securities on February 22, 2010.  A portion of the underwriter’s compensation in this offering consisted of warrants to purchase the Company’s common stock.  The Company agreed to accord the underwriter a single demand registration right and thereafter “piggyback” registration rights as to the common stock issuable upon exercise of the underwriter’s stock purchase warrants.  However, the Company, in lieu of providing the foregoing registration rights, has the absolute right, in its discretion and without penalty, to satisfy the exercise of the underwriter’s warrants with unregistered shares of common stock.

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

Segment sales, gross profit and other related information for 2009 and 2008 are as follows:

Year Ended December 31, 2009

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company
Net sales	$46,017,618	$1,769,742	$738,978	-	$48,526,158
Gross profit	13,876,494	985,917	195,307	-	15,057,718
Total expenses	-	-	-	-	(16,200,990)
Net loss					$(1,143,272)
Net long-lived assets	$3,242,422	$132,165	$-	$366,760	$3,741,347

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Year Ended December 31, 2008

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company
Net sales	$47,641,194	$1,799,256	$758,978	-	$50,199,428
Gross profit	13,723,998	968,230	217,516	-	14,909,744
Total expenses	-	-	-	-	(18,871,681)
Net loss					$(3,961,937)
Net long-lived assets	$3,293,499	$130,729	$41,463	$512,162	$3,977,853

Long-lived assets consist of equipment and improvements.  Wound care long-lived assets consist principally of Derma Sciences Canada Inc. equipment and improvements.  Corporate headquarters and the Company’s U.S. distribution center based in Missouri’s equipment and improvements are included in the Other column since they service all three operating segments.

A geographical breakdown of the Company’s sales, gross profit and long-lived assets is outlined below:

	United States	Canada	Other	Total
2009

Net sales	$34,474,068	$11,603,748	$2,448,342	$48,526,158
Gross profit	$11,844,972	$2,355,826	$856,920	$15,057,718
Net long-lived assets	$577,378	$2,526,904	$637,065	$3,741,347

2008

Net sales	$35,369,182	$12,091,858	$2,743,388	$50,199,428
Gross profit	$10,585,004	$3,364,554	$960,186	$14,909,744
Net long-lived assets	$893,383	$2,627,922	$456,548	$3,977,853

Other sales and gross profit relate principally to wound care and wound closure and specialty securement device sales in Europe and Latin America.

For the year ended December 31, 2009, the Company has a major U.S. customer comprising 14% of U.S. sales and 12% of U.S. operations trade accounts receivable at December 31, 2009.  The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at December 31, 2009.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	Income Taxes

Income (loss) before provision for income taxes consists of the following components:

	2009	2008

Domestic	$(1,240,845)	$(4,060,199)
Foreign	166,236	157,077

Loss before provision for income taxes	$(1,074,609)	$(3,903,122)

The components of the provision (benefit) for income taxes are as follows:

	2009	2008

Current:
Federal	$-	$-
State	3,077	-
Foreign	101,408	63,823

Total current	104,485	63,823

Deferred:
Federal	-	-
State	-	-
Foreign	(35,822)	(5,008)

Total deferred	(35,822)	(5,008)

Total provision for income taxes	$68,663	$58,815

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Deferred tax liabilities:
Prepaids	$(25,207)	$(28,915)
Intangible amortization	(464,865)	(299,658)
Deductible acquisition costs	(110,779)	(110,779)
Depreciation	(282,469)	(280,089)

Total deferred tax liabilities	(883,320)	(719,440)

Deferred tax assets:
Net operating loss carryforwards – U.S.	3,752,540	3,580,429
Equity based compensation	134,543	127,564
Allowance for sales deductions	329,388	512,306
Amortization of intangibles	1,213,067	948,133
Inventory adjustments	467,175	439,768
Other	91,369	50,466

Gross deferred tax assets	5,988,082	5,658,667
Valuation allowance	(5,455,065)	(5,275,646)
Total deferred tax assets	533,017	383,021

Net deferred tax liabilities	$(350,303)	$(336,419)

The net deferred tax liability relates to the Company’s Canadian operation and consists of a deferred tax asset – current of $5,046 and a net deferred tax liability – long term of $355,349 as of December 31, 2009.  The deferred tax asset – current is included in prepaid expenses and other current assets in the consolidated balance sheet.   The valuation allowance relates to the U.S.  The timing in which the Company can utilize its U.S. federal net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations.  Due to uncertainties surrounding the Company’s ability to use its U.S. net operating loss carryforwards and net deferred tax assets, a full valuation allowance has been provided as of December 31, 2009 and 2008.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

	December 31,
	2009	2008

Tax benefit at federal statutory rate	$(365,367)	$(1,327,062)
State tax, net of federal benefit	(21,707)	(146,334)
Nondeductible expenses	278,753	298,277
Other	(1,589)	704,232

Total	(109,910)	(470,887)

Change in valuation allowance	178,573	529,702

Provision for income taxes	$68,663	$58,815

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2009, the Company has net operating loss carryforwards of approximately $10,340,000 for federal income tax purposes that begin to expire in years 2017 through 2029.  For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates.  The most significant state net operating loss carryforward is approximately $1,420,000 in New Jersey, the site of the Company’s headquarters.  New Jersey currently allows the deduction of net operating losses up to 100% of net income.  The state has a seven year carryforward period but such period is extended where an otherwise deductible net operating loss was disallowed in full or in part because of previous limitations.  The New Jersey carryforwards begin to expire in years 2013 through 2017.

14.	Retirement Benefits

The Company maintains a profit sharing/401(k) plan for eligible full-time U.S. employees.  Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations.  The Company makes a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan.  Company contributions to the plan for the years ended December 31, 2009 and 2008 were $58,546 and $53,270, respectively.

The Company’s Canadian subsidiary maintains a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees.  The Canadian subsidiary makes a matching contribution of 50% of an employee’s contribution to a maximum of 3% of annual gross earnings.  Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency.  The Company’s Canadian subsidiary’s contributions to the plan for the year ended December 31, 2009 and 2008 were $60,270 and $60,360, respectively.

15.	Commitments and Subsequent Events

Operating Leases

The Company has operating lease agreements for its facilities and equipment expiring in various years through 2013.  Rent expense under non-cancelable operating agreements amounted to $1,402,092 and $1,468,289 in 2009 and 2008, respectively.  The leases provide for increases in future minimum annual rental payments based on specified conditions over the life of the lease and/or annual inflationary increases tied to a published price index.  The leases provide for renewal options consistent with the terms of the current lease.  It is expected that these leases will be renewed or replaced by leases on other properties.

Net minimum future rental payments under these operating leases as of December 31, 2009 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2010	$1,549,571
2011	1,326,695
2012	645,053
2013	24,405
Thereafter	-

Net minimum future rental payments	$3,545,724

The Company entered into a three year lease agreement for a U.S. distribution center which became effective in April, 2009.  Payments under the amended terms of the lease agreement commenced in August, 2009 and range from $18,206 during the first year of the lease to $18,997 in year three of the lease term.  The Company is recording lease expense monthly at $16,469, the weighted average monthly lease expense over the life of the lease.  The difference between the monthly lease expense being recorded and the amount paid is being recorded as deferred rent expense on the balance sheet.  At December 31, 2009, $57,190 of deferred rent expense was recorded.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Comvita Licensing, Manufacturing and Sales Agreement

On February 13, 2006 the Company entered into an exclusive five year licensing, manufacturing and sales agreement (the “Agreement”) with Comvita New Zealand Limited, whereby the Company will manufacture and sell a line of Manuka Honey based wound care products developed by Comvita.  Under the Agreement, the Company received exclusive rights to manufacture and sell its branded products throughout North and South America within the professional medical-surgical marketplace (i.e. extended care, acute care, home care, etc.) and non-exclusive rights within the consumer marketplace.  Comvita retained the right to these products in the consumer marketplace and has the option to purchase its branded consumer product requirements from the Company at agreed upon pricing.

In accordance with the Agreement, the Company will purchase its requirements for active honey from Comvita at agreed upon pricing. As consideration for the grant of the license, the Company will pay Comvita a royalty based on sales.  The Agreement calls for the Company to spend a minimum of either $200,000 or 8% of sales per year on advertising and promotion in support of these products.  In 2009 and 2008, the Company purchased $499,195 and $347,935 of active honey from Comvita and had product sales of $88,274 and $84,406 to Comvita, respectively.  The Company also incurred $210,110 and $113,203 of royalties in 2009 and 2008 under the Agreement.

On February 23, 2010, the Company entered into various agreements with Comvita in which the Company principally received perpetual and exclusive worldwide licensing rights for Medihoney® professional wound and skin care products covering distribution and sales to all markets outside of the consumer market.   In connection with the agreements the Company paid $2,250,000 and issued Comvita 400,000 shares of its common stock valued at $2,000,000, along with 133,333 warrants to purchase its common stock at an exercise price of $5.50 per share, and 100,000 warrants to purchase its common stock at a price of $6.25 per share.  The $4,250,000 cost of the perpetual and worldwide licensing rights has been recorded as an intangible asset and will be amortized over a preliminary estimated useful life of 10 years.

The agreement calls for royalty payments on all sales and additional payments to Comvita if certain Medihoney® net sales milestones are achieved over the course of the license. The license rights may be terminated or rendered non-exclusive by Comvita if the Company fails to meet certain minimum royalty requirements.

Quick-Med Technologies, Inc. – License Agreement

On March 23, 2007, the Company entered into a patent and technology license agreement (the “Agreement”) with Quick-Med Technologies, Inc. (“QMT”) relating to QMT’s proprietary anti-microbial technology (the “Technology”).  The Company anticipates utilizing the Technology in a series of wound care products, including conforming gauze, gauze sponges, gauze bandage rolls, gauze packing strips, non woven sponges and island dressings.

The initial term of the Agreement extends from March 23, 2007 (the “Effective Date”) for a period of seven years.  Under the Agreement, QMT granted to the Company an exclusive, royalty-bearing right and license to make, use and sell products incorporating the Technology in the United States and Canada (with the exception of sales to the United States government and agencies thereof in which case the license will be non-exclusive).

In consideration for the license to the Technology, the Company paid QMT a license fee in the amount of $125,000.  The total non-refundable license and advance royalty payments of $125,000 was expensed in 2007.  The foregoing advance royalty payments of $75,000 were credited against royalties that became due under the Agreement in 2009.

DERMA SCIENCES, INC. AND SUBSIDIARIES

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

QMT received clearance from the FDA for use of its Technology in February 2009.  The Company  launched its first products utilizing this technology in June, 2009.

On February 8, 2010 the parties amended the Agreement to clarify the field of products included in the agreement and the annual minimum royalty payment amounts.  The February amendment also extended the initial contract term three years to June 22, 2017 provided the Company (i) executes a private label agreement with a major U.S. distributor by March 1, 2010; (ii) the distributor achieves first commercial sale of product incorporating the Technology no later than 120 days after the private label agreement is executed; and (iii) the Company meets 100% of its cumulative contract year 1 and 2 minimum royalties by the end of contract year 2.  On February 8, 2010 the Company signed a private label agreement with a major U.S. distributor fulfilling the first condition for the three year extension.

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

The Company paid to or on behalf of USC an initial license fee of $839,348 which it expensed.    Additionally, the Company will pay USC royalties relative to sales of products employing the Angiotensin Analog Technology at specified rates in respect of revenues less than $100 million and revenues equal to or greater than $100 million, respectively.  In addition, the Company will make milestone payments to USC of up to $9,625,000 predicated upon obtaining approval of the FDA of various indications for the Angiotensin Analog Products as well as the attainment of various sales objectives.  Further, the Company is obligated to spend at least $1,250,000 on direct marketing of the initial Angiotensin Analog Product within twelve months of the FDA’s approval thereof.

The compound employing the Angiotensin Analog Technology is classified as a “drug” the sale of which is conditioned upon FDA approval.  The process of obtaining FDA approval for the compound consists of subjecting the compound to a series of pre-clinical and clinical studies, these latter known as phase I, phase II and phase III studies.

The compound has successfully undergone pre-clinical and phase I clinical studies.  The phase II clinical studies commenced in 2008 and are expected to be concluded by the end of 2010.  If the phase II clinical studies are successful, phase III clinical studies are expected to begin shortly thereafter and, barring unforeseen events, are expected to be completed by the end of 2013.  In the event the phase III clinical studies are successful, evaluation of the clinical studies by the FDA is expected to be completed by the end of 2014.

The Company’s costs incident to conducting phase II and phase III clinical studies relative to the compound are expected to aggregate approximately $1.65 million and $15 to $20 million, respectively.  The Company is under no obligation to undertake or complete phase II or phase III studies.  Should it elect not to do so, the Company may either sublicense the Angiotensin Analog Technology to one or more pharmaceutical concerns or release the Technology to USC.  In this latter event, USC would reimburse the Company for certain of its costs incident to clinical studies that have theretofore been performed.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Canadian Distribution Agreement

The Company has a five-year agreement with an original expiration date of May 1, 2010 with a Canadian company to serve as the exclusive distributor of its products in Canada.   The agreement also appoints the distributor as the Company’s servicing agent to fulfill supply contracts held directly by the Company.  The Company recognizes revenue under the agreement when title and risk of loss pass to the distributor and collectability is reasonably assured which is at the time product is shipped to the distributor.  Payment terms from the distributor are 30 days.  The agreement automatically renews after five-years for consecutive periods of one year each on the same terms and conditions unless either party gives notice of its intent not to renew 180 days prior to expiry.  In November 2009, the agreement was automatically renewed for an additional year through May 1, 2011.  Either party has the right to terminate the agreement when an event of default (as defined) has occurred with respect to the other party.  The distributor is entitled to continue to sell or otherwise dispose of all inventory owned by it from and after the date of contract expiration or termination.  If termination of the agreement is not occasioned by breach by the distributor, the distributor will be entitled on notice to the Company to return saleable inventory (as defined) to the Company.  In the event sales returns are expected, they will be reserved for at the time of sale.  Since the inception of the agreement, sales returns have been minimal.

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

Clinical Services Agreement

In January 2008, the Company entered into an agreement with a clinical services company to provide phase II clinical studies for the angiotensin analog technology compound licensed from USC in November 2007.  The Company is presently negotiating an extension to the original agreement to account for the delay in completion of the study.  The Company anticipates that a preliminary efficacy report will be issued in the third quarter 2010, the clinical study will be completed during the fourth quarter 2010, and the definitive phase II study report will be submitted to the FDA in the first quarter 2011.

Anticipated costs under the agreement include services fees of $759,000 for the period from February 2008 through December, 2010 and reimbursement of sterile manufacturing, excess patient monitoring and statistician support services estimated in the amount of $530,000.  The foregoing costs represent an estimate of the Company’s costs under the agreement; however, actual costs could exceed these estimates.  The agreement may be terminated upon termination of the USC license agreement.  The Company incurred costs of $305,000 and $572,083 in connection with this agreement in 2009 and 2008, respectively, which amounts are included as a component of research and development costs.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Sale of Equity

In February 2010, the Company raised $4,537,497 (net of $1,051,503 in commission and other offering expenses) from the sale of 1,117,800 shares of common stock at a price of $5.00 per share, together with 372,600 five-year warrants to purchase common stock at $5.50 per share.  In addition, the placement agent received 29,160 five-year warrants to purchase common stock at $6.25 per share.  The proceeds along with restricted cash of $2,032,818 were used to (i) acquire the perpetual worldwide licensing rights from Comvita; (ii) pay off the outstanding U.S. term loan balance of $3,300,000 and the $500,000 promissory note; and (iii) support growth initiatives.

On March 26, 2010, our U.S. lender modified the terms of our five year revolving credit and security agreement to take into account the pay off of the term loan.  The existing financial covenants were replaced with twelve month rolling fixed charge coverage and total debt coverage covenants.  The lender also reduced the minimum 3 month LIBOR rate from 3.00% to 1.50% and authorized the payment of our $500,000 unsecured promissory note.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, our president and chief executive officer (our principal executive officer) and our vice president and chief financial officer (our principal financial officer) performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on this evaluation, our president and chief executive officer and our vice president and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2010.

Item 11.  Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2010.

Item 14.	Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2010.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements and related documents are listed in the Index under Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

3.01	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company’s Proxy Statement filed on April 23, 1996 and incorporated herein by reference).
3.02	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).
3.03	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).
3.04	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).
3.05	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).

3.06	Amendment to the Articles of Incorporation effective December 28, 2007 (previously filed as Appendix A to the Company’s Proxy Statement filed November 21, 2007 and incorporated herein by reference).
3.07	Amendment to the Articles of Incorporation effective February 1, 2010.
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

3.11
Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series D Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

3.12	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).
10.01*
Employment Agreement, dated March 31, 2009, between the Company and Edward J. Quilty (previously filed as Exhibit 10.01 to the Company’s Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.02*
Employment Agreement, dated March 31, 2009, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.02 to the Company’s Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.03*
Employment Agreement, dated March 31, 2009, between the Company and Robert C. Cole (previously filed as Exhibit 10.03 to the Company’s Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.04*
Employment Agreement, dated March 31, 2009, between the Company and Frederic Eigner (previously filed as Exhibit 10.04 to the Company’s Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.05*
Employment Agreement, dated March 31, 2009, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.05 to the Company’s Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.06*
Employment Agreement, dated March 31, 2009, between the Company and Daniel Rivest (previously filed as Exhibit 10.06 to the Company’s Form 10-K filed March 31, 2009 and incorporated herein by reference).

10.07	The Derma Sciences, Inc. Stock Option Plan, as amended November 29, 2007 (previously filed as Exhibit 10.08 to the Company’s Form 10-KSB filed on April 1, 2008 and incorporated herein by reference).
10.08
Private Placement Memorandum with Amendments relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.09
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

10.15
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

10.17
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

10.18
Form of Purchase Agreement relative to the private placement of common stock and series H and I warrants effected on November 8, 2007 (previously filed as Exhibit 10.01 and 10.02 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.19
License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).

10.20
Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.21
Credit and Security Agreement, dated November 8, 2007, between the Company and Merrill Lynch Capital (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.22
First Amendment to Credit and Security Agreement, dated March 28, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 2, 2008 and incorporated herein by reference).

10.23
Second Amendment to Credit and Security Agreement, dated August 13, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 19, 2008 and incorporated herein by reference).

10.24
Third Amendment to Credit and Security Agreement, dated March 31, 2009, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 6, 2009 and incorporated herein by reference).

10.25
Fourth Amendment to Credit and Security Agreement, dated February 26, 2010, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.26
Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).

10.27
Form of Purchase Agreement relative to the private placement of common stock and series K warrants effected on April 2, 2008 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 7, 2008 and incorporated herein by reference).

10.28
License Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.29
Restraint Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.30
Collaborative Research and Development Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.31
Medical Honey Supply Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.32
Manufacturing Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.33
Nominating Agreement, dated February 18, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 1.1 to the Company’s Form 8-K filed on February 24, 2010 and incorporated herein by reference).

10.34
Forbearance Agreement, dated March 31, 2009, between the Company and Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 6, 2009 and incorporated herein by reference).

14.1
Code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

21.1	Information relative to subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________
*  Management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

March 31, 2010	By:	/s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2010.

Signatures:	Title:

/s/ Edward J. Quilty	President, Chief Executive Officer and
Edward J. Quilty	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ John E. Yetter	Vice President and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ James T. O’Brien	Director
James T. O’Brien

/s/ C. Richard Stafford, Esq.	Director
C. Richard Stafford, Esq.

/s/ Richard J. Keim	Director
Richard J. Keim

/s/ Robert G. Moussa	Director
Robert G. Moussa

/s/ Bruce F. Wesson	Director
Bruce F. Wesson

/s/ Brett Hewlett	Director
Brett Hewlett