Form 10-Q
period 2010-03-31
DERMA SCIENCES, INC.
filed 2010-05-12
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-31070

Derma Sciences, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2328753
(State or other jurisdiction of Incorporation)	(IRS employer identification number)

214 Carnegie Center, Suite 300
Princeton, NJ  08540
(Address of principal executive offices)

(609) 514-4744
(Issuer’s telephone number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: May 12, 2010	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 6,557,855

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

INDEX

Description	Page

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2010 (Unaudited) and
December 31, 2009	3

Condensed Consolidated Statements of Operations – Three months ended
March 31, 2010 and March 31, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows – Three months ended
March 31, 2010 and March 31, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 4. Controls and Procedures	22

Part II - Other Information

Item 1A. Risk Factors	23

Item 6. Exhibits	24

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

Part I – Financial Information

Item 1.  FINANCIAL STATEMENTS

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$812,602	$243,524
Accounts receivable, net	3,548,470	3,372,712
Inventories	13,226,445	11,489,724
Prepaid expenses and other current assets	452,978	456,675
Total current assets	18,040,495	15,562,635
Cash – restricted	-	2,032,164
Equipment and improvements, net	3,625,974	3,741,347
Goodwill	7,119,726	7,119,726
Other intangible assets, net	8,139,250	3,994,250
Other assets, net	393,222	849,753
Total Assets	$37,318,667	$33,299,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	2,425,600	2,306,306
Current maturities of long-term debt	41,670	1,759,185
Accounts payable	3,817,357	3,363,096
Accrued expenses and other current liabilities	2,259,804	1,342,467
Total current liabilities	8,544,431	8,771,054
Long-term debt	-	2,305,851
Other long-term liabilities	88,898	96,564
Deferred tax liability	336,695	355,349
Total Liabilities	8,970,024	11,528,818
Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding: 285,064 shares (liquidation preference of $4,209,474 at March 31, 2010)	2,851	2,851
Common stock, $.01 par value; 18,750,000 authorized; issued and outstanding: 6,557,855 at March 31, 2010; 5,039,468 at December 31, 2009	65,579	50,395
Additional paid-in capital	48,142,646	41,221,613
Accumulated other comprehensive income – cumulative translation adjustments	1,479,566	1,303,293
Accumulated deficit	(21,341,999)	(20,807,095)
Total Shareholders’ Equity	28,348,643	21,771,057
Total Liabilities and Shareholders’ Equity	$37,318,667	$33,299,875

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended March 31,
	2010	2009
Net Sales	$12,844,382	$10,431,891
Cost of sales	8,818,982	7,078,255
Gross Profit	4,025,400	3,353,636
Operating Expenses
Selling, general and administrative	4,223,245	3,864,127
Research and development	116,107	130,346
Total operating expenses	4,339,352	3,994,473
Operating loss	(313,952)	(640,837)
Other expense, net:
Interest expense	159,892	171,470
Loss on Debt Extinguishment	114,072	-
Other income	(109,506)	(1,536)
Total other expense	164,458	169,934
Loss before provision for income taxes	(478,410)	(810,771)
Provision (benefit) for income taxes	56,494	(52,691)
Net Loss	$(534,904)	$(758,080)
Net loss per common share – basic and diluted	$(0.09)	$(0.15)
Shares used in computing net loss per common share – basic and diluted	5,647,175	5,017,593

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net Loss	$(534,904)	$(758,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of equipment and improvements	241,796	208,246
Amortization of intangible assets	364,000	330,380
Amortization of deferred financing costs	32,678	36,405
Loss on debt extinguishment	114,072	-
Recovery of bad debts	(2,688)	(27,576)
Allowance for sales adjustments	3,481	227,934
Provision for inventory obsolescence	105,006	56,731
Deferred rent expense	(5,211)	(10,872)
Compensation charge for employee stock options	165,376	229,083
Compensation charge for restricted stock	-	12,105
Gain on sale of equipment	-	(59,031)
Deferred income taxes	(30,025)	(14,616)
Changes in operating assets and liabilities:
Accounts receivable	(176,552)	873,883
Inventories	(1,693,834)	524,218
Prepaid expenses and other current assets	7,076	(84,353)
Other assets	310,818	(148)
Accounts payable	419,476	(964,772)
Accrued expenses and other current liabilities	809,749	(430,195)
Other long-term liabilities	(5,049)	5,335
Net cash provided by operating activities	125,265	154,677
Investing Activities
Purchase of equipment and improvements	(42,927)	(19,655)
Purchase of intangible asset	(2,250,000)	-
Proceeds from sale of equipment	-	61,000
Net cash (used in) provided by investing activities	(2,292,927)	41,345
Financing Activities
Net change in bank line of credit	119,294	87,508
Long-term debt repayments	(4,023,365)	(331,050)
Net change in restricted cash	2,032,164	(6,312)
Proceeds from issuance of stock, net of costs	4,511,840	-
Net cash provided by (used in) financing activities	2,639,933	(249,854)
Effect of exchange rate changes on cash	96,807	(48,601)
Net increase (decrease) in cash and cash equivalents	569,078	(102,433)
Cash and cash equivalents
Beginning of period	243,524	391,038
End of period	$812,602	$288,605
Supplemental disclosures of cash flow information:
Issuance of common stock and warrants for purchase of intangible asset	$2,259,000	$-
Cash paid during the period for:
Interest	$142,225	$150,845

See accompanying consolidated notes.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Information included in the condensed balance sheet as of December 31, 2009 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in Form 10-K previously filed with the Securities and Exchange Commission.  For further information, refer to that Form 10-K.

Reverse Stock Split – The accompanying financial statements reflect a 1-for-8 reverse split of the Company’s common and preferred stock approved by the board of directors and stockholders of the Company and made effective by an amendment to the Company’s articles of incorporation on February 1, 2010.  All share and per share information herein that relates to the Company’s common and preferred stock has been retroactively restated to reflect the reverse stock split.

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive.  The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method.  Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2010 and 2009 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended March 31,
	2010	2009
Dilutive shares:
Convertible preferred stock	285,064	285,064
Restricted common stock	-	21,875
Warrants	1,734,531	1,099,438
Stock options	1,168,350	1,084,453

Total dilutive shares	3,187,945	2,490,830

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.           Inventories

Inventories include the following:

	March 31, 2010	December 31, 2009

Finished goods	$9,081,167	$7,804,339
Work in process	544,829	466,365
Packaging materials	868,818	722,148
Raw materials	2,731,631	2,496,872

Total inventory	$13,226,445	$11,489,724

3.           Line of Credit Borrowings

In November 2007, the Company entered into a five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with a U.S. lender.  The revolving credit agreement was amended from time to time, the latest of which was March 26, 2010.  Advances under the revolving credit agreement, as amended may be drawn,  up to 85% of eligible receivables (as defined) and 44% of eligible inventory (as defined) less a minimum excess availability reserve of $1,000,000.  Interest on outstanding advances under the amended revolving credit agreement is payable at the three month LIBOR rate subject to a 1.50% floor plus 4.25% ..   In addition, the Company pays a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the amended agreement and $8,000,000 together with a monthly collateral management fee of $2,000.  At March 31, 2010 the effective interest rate was 5.75% and the outstanding balance was $2,425,600.

Outstanding balances under the amended agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

The revolving credit agreement, as amended, is subject to financial covenants which require maintaining a minimum of fixed charge coverage and total leverage ratios (as defined).  Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement.  The amended revolving credit agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

4.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009

U.S. term loan	$-	$3,500,000
Promissory note	-	500,000
Capital lease obligations	41,670	65,036

Total debt	41,670	4,065,036

Less: current maturities	41,670	1,759,185

Long-term debt	$-	$2,305,851

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

U.S. Term Loan

In November 2007, the Company entered into a five-year $6,000,000 term loan agreement with a U.S. lender.  On February 23, 2010 the term loan was paid off which resulted in a $114,072 loss on debt extinguishment.

Promissory Note

In connection with an April, 2006 acquisition  a portion of the purchase price was paid via a 12%  unsecured promissory note issued to the seller.  The promissory note provided for quarterly  interest installments of $15,000 and a final payment of the outstanding principal balance of $500,000 plus interest. The promissory note was paid off on March 31, 2010.

Capital Lease Obligations

The Company has two capital lease obligations for certain office furniture totaling $41,670 as of March 31, 2010.  The capital lease obligations bear interest at annual rates ranging from 6.8% to 9.6% with the longest lease term expiring in February 2011.

5.           Shareholders’ Equity

Preferred Stock

There are 18,755 shares of series A convertible preferred stock outstanding at March 31, 2010.  The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 55,006 shares of series B convertible preferred stock outstanding at March 31, 2010.  The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 77,384 shares of series C convertible preferred stock outstanding at March 31, 2010.  The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $5.60 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 133,919 shares of series D convertible preferred stock outstanding at March 31, 2010.  The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $4.00 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

Common Stock

In February 2010, the Company raised $4,511,840 (net of $1,077,160 in commission and other offering expenses) from the sale of 1,117,800 shares of common stock at a price of $5.00 per share, together with 372,600 five-year warrants to purchase common stock at $5.50 per share.  In addition, the placement agent received 29,160 five-year warrants to purchase common stock at $6.25 per share.  A portion of the proceeds along with restricted cash of $2,032,164 were used to acquire the perpetual worldwide Medihoney® licensing rights from Comvita (Note 9) and pay off the outstanding U.S. term loan balance of $3,300,000 and the $500,000 promissory note.

Also in February 2010, the Company issued 400,000 shares of its common stock together with 133,333 warrants to purchase its common stock at an exercise price of $5.50 per share and 100,000 warrants to purchase its common stock at an exercise price of $6.25 per share in connection with the purchase of the world-wide Medihoney license rights (see Note 9).

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective May 12, 2009, 21,875 shares of common stock were issued to outside directors upon vesting of compensatory restricted stock granted on May 12, 2006.

Stock Purchase Warrants

At March 31, 2010, the Company had warrants outstanding to purchase 1,734,531 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

H	331,915	$8.00	April 30,2011
I	94,351	$5.76	April 30, 2011
J	267,858	$6.16	May 31, 2013
K	399,064	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	372,600	$5.50	February 22, 2015
P	29,160	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015

Total	1,734,531

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 1,250,000 shares of common stock may be issued (“plan options”).  The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company.  The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option.  The duration of each option may not exceed 10 years from the date of grant.  Plan options to purchase 102,000 and 112,500 shares of common stock were granted to officers, directors, agents and employees for the three months ended March 31, 2010 and 2009, respectively, with exercise prices ranging from $3.12 to $5.10 per share.  For the three months ended March 31, 2009, 1,250 plan options were forfeited.  As of March 31, 2010, options to purchase 961,349 shares of the Company’s common stock were issued and outstanding under the plan.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”).  All non-plan options were granted at the fair market value at the date of grant.  During the three months ended March 31, 2009, 29,625 non-plan options expired.  As of March 31, 2010, non-plan options to purchase 207,001 shares of the Company’s common stock were issued and outstanding.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010 and 2009 follows:

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	1,066,350	$5.08	1,002,828	$5.52
Granted	102,000	$5.10	112,500	$3.12
Forfeited	-		(1,250)	$6.00
Expired	-		(29,625)	$8.88
Exercised	-		-

Outstanding – March 31	1,168,350	$5.08	1,084,453	$5.44

Exercisable at March 31	970,778	$5.21	798,984	$5.20

During the three months ended March 31, 2010 and 2009 the fair value of each service and performance based option award was estimated at the date of grant using the Black-Scholes option pricing model.  The weighted-average assumptions used during the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009

Risk-free interest rate	2.73%	2.27%
Volatility factor	79.9%	94.3%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25
Contractual life (years)	10	10

In both 2010 and 2009, the risk-free rate utilized represents the U.S. Treasury yield curve rate which approximates the risk-free rate for the expected option life at the time of grant.  In 2010 and 2009, the volatility factor was calculated based on the seventy-five month-end closing prices of the Company’s common stock preceding the month of stock option grant.  The Company uses a seventy-five month volatility period to coincide with the expected stock option life.  The dividend yield is 0% since the Company does not anticipate paying dividends in the near future.  Based on the Company’s historical experience of options that expire or are cancelled before becoming fully vested, the Company assumed an annualized forfeiture rate of 1.0% for all options.  The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

The weighted average fair value per share of options granted during the three months ended March 31, 2010 and 2009 was $3.61 and $2.40, respectively. During the three months ended March 31, 2010 and 2009, stock option compensation expense was recorded as follows:

	Three Months Ended March 31,
	2010	2009

Cost of sales	$20,100	$27,110
Selling, general and administrative expenses	145,276	201,973

Total stock option compensation expense	$165,376	$229,083

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2010, there was $485,429 of unrecognized compensation cost related to nonvested service   and $178,695 nonvested performance based awards granted under the plan.  These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.54 years for the service and .75 years for the performance based awards.

For the three months ended March 31, 2010 and 2009, no income tax benefit was recognized related to stock option activity.

Restricted Common Stock

On May 11, 2006, the Company adopted a restricted common stock plan and reserved 312,500 shares of common stock for issuance.

On May 12, 2006, 21,875 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and vested three years from the date of the grant.  The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $6.64 per share.  The fair market value of the grant was recognized as compensation expense over the three-year service period.  For the three months ended March 31,  2009, $12,105 was recorded in operating expense respectively for these grants.

Shares Reserved for Future Issuance

At March 31, 2010, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	285,064
Common stock options available for grant	288,651
Common stock options outstanding	1,168,350
Common stock warrants outstanding (series H – Q)	1,734,531
Restricted common stock available for grant	290,625

Total common stock shares reserved	3,767,221

6.           Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months Ended March 31,
	2010	2009

Net loss as reported	$(534,904)	$(758,080)
Other comprehensive income (loss):
Foreign currency translation adjustment	176,273	(192,585)

Comprehensive loss	$(358,631)	$(950,665)

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Segment sales, gross profit and other related information for 2010 and 2009 are as follows:

Three Months Ended March 31, 2010

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$12,247,021	$473,471	$123,890	-	$ 12,844,382

Gross profit	3,728,964	265,800	30,636	-	4,025,400
Total expenses	-	-	-	$(4,560,304)	(4,560,304)

Net loss					$(534,904)

Three Months Ended March 31, 2009

Net sales	$9,799,483	$461,072	$171,336	-	$10,431,891

Gross profit	3,060,653	246,188	46,795	-	3,353,636
Total expenses	-	-	-	$(4,111,716)	(4,111,716)

Net loss					$(758,080)

The following table presents net sales by geographic region.

	Three Months Ended March 31,

	2010	2009

United States	68%	73%
Canada	28%	21%
Other	4%	6%

For the three months ended March 31, 2010, one U.S. customer was responsible for 13% of U.S. sales.  The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at March 31, 2010.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Income Taxes

The Company recorded a $56,494 foreign income tax provision for the three months ended March 31, 2010 and a $52,691 foreign income tax benefit for the three months ended March 31, 2009 based on the operating results of the Company’s wholly owned Canadian subsidiary.  The 2010 provision was comprised of $86,519 current foreign tax payable and $30,025 deferred foreign tax benefit while the 2009 benefit was comprised of $38,075 current foreign tax and $14,616 deferred foreign tax benefits.  No benefit was realized for the Company’s net loss from U.S. operations in the three months ended March 31, 2010 and 2009 due to uncertainties surrounding the Company’s ability to utilize its net operating loss carry forwards.

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

9.	Comvita Licensing, Manufacturing and Sales Agreement

On February 23, 2010, the Company entered into various agreements with Comvita in which the Company principally received perpetual and exclusive worldwide licensing rights for Medihoney® professional wound and skin care products covering distribution and sales to all markets outside of the consumer market.  In connection with the agreements the Company paid $2,250,000 and issued Comvita 400,000 shares of its common stock together with 133,333 warrants to purchase its common stock at an exercise price of $5.50 per share and 100,000 warrants to purchase its common stock at a price of $6.25 per share.  The total consideration paid to Comvita was valued at $4,509,000.  The $4,509,000 cost of the perpetual and worldwide licensing rights has been recorded as an intangible asset and will be amortized over an estimated useful life of 10 years.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Overview

The following table highlights the quarter ended March 31, 2010 versus 2009 operating results:

	Quarter Ended March 31,		Variance
	2010	2009
Gross Sales	$15,451,136	$12,601,759	$2,849,377	22.6%
Sales adjustments	(2,606,754)	(2,169,868)	436,886	20.1%
Net sales	12,844,382	10,431,891	2,412,491	23.1%
Cost of sales	8,818,982	7,078,255	1,740,727	24.6%
Gross profit	4,025,400	3,353,636	671,764	20. 0%

Selling, general and administrative expense	4,223,245	3,864,127	359,118	9.3%
Research and development expense	116,107	130,346	(14,239)	(10.9)%
Interest expense	159,892	171,470	(11,578)	(6.8)%
Loss on debt extinguishment	114,072	-	114,072
Other income, net	(109,506)	(1,536)	(107,970)
Total expenses	4,503,810	4,164,407	339,403	8.2%
Loss before income taxes	(478,410)	(810,771)	332,361	41.0%
Provision (benefit) for income taxes	56,494	(52,691)	109,185
Net loss	$(534,904)	$(758,080)	$223,176	29.4%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended March 31,
	2010	2009
Gross Sales	$15,451,136	$12,601,759
Trade rebates	(1,947,867)	(1,509,291)
Distributor fees	(329,673)	(206,739)
Sales incentives	(123,810)	(157,825)
Returns and allowances	(97,154)	(185,500)
Cash discounts	(108,250)	(110,513)
Total adjustments	(2,606,754)	(2,169,868)
Net sales	$12,844,382	$10,431,891

Trade rebates increased in 2010 versus 2009 due principally to higher Canadian sales subject to rebate, partially offset by the discontinuation of a significant U.S. private label customer rebate program effective November 1, 2009. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The decrease in sales incentive expense reflects a reduction in the number of the traditional wound care and first aid products sales incentive programs in 2010 versus 2009. The sales returns and allowances decrease is principally due to the non-recurrence of higher first aid products related returns in 2009. The decrease in cash discounts reflects lower U.S. sales subject to cash discount.

Rebate Reserve Roll Forward

A three month roll forward of the trade rebate accruals at March 31, 2010 and 2009 is outlined below:

	Quarter Ended March 31,
	2010	2009
Beginning balance – January 1	$2,493,232	$2,660,086
Rebates paid	(2,096,942)	(1,496,027)
Rebates accrued	1,947,867	1,509,291
Ending balance – March 31	$2,344,157	$2,673,350

The $149,075 decrease in the trade rebate reserve balance for the three months ended March 31, 2010 reflects the decision of one significant U.S. private label customer to discontinue its rebate program effective November 1, 2009 and the subsequent payment of the outstanding balance due this customer in 2010, partially offset by an increase in the Canadian reserve due to higher sales. There has been no other discernable change in the nature of our business in 2010 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the March 31, 2010 versus 2009 product line net sales and gross profit:

	Quarter Ended March 31,		Variance
	2010	2009
Net Sales	$12,844,382	$10,431,891	$2,412,491	23.1%
Cost of sales	8,818,982	7,078,255	1,740,727	24.6%
Gross Profit	$4,025,400	$3,353,636	$671,764	20.0%
Gross Profit %	31.3%	32.1%

Consolidated net sales increased $2,412,491, or 23.1% (19.0% adjusted for exchange), in 2010 versus 2009. Canadian net sales increased $1,345,370, or 61.0%, to $3,550,775 in 2010 from $2,205,405 in 2009. This increase was driven by favorable exchange of $433,334 associated with a 16.4% strengthening of the Canadian dollar, coupled with sales growth of $912,036. The sales growth reflects the impact of inventory rationalization on the part of our exclusive Canadian distributor of $696,454 together with $215,582 attributable to intrinsic growth. Real growth as measured by sales of our Company’s products reported by our exclusive distributor, unadjusted for foreign exchange, approximated 6.1%. U.S. net sales increased $946,399, or 11.5%, to $9,172,885 in 2010 from $8,226,486 in 2009. The increase was principally driven by higher advanced wound care sales of $727,098, or 54.9%, and first aid product sales of $219,084, or 7.4%. The balance of U.S. sales consisting of traditional wound care, private label, specialty fixation, burn care and skin care and bathing sales were flat period to period. The higher advanced wound care sales reflect continued growth of our new products in response to our expanded sales and marketing efforts. The increase in first aid products sales reflects new business and improving demand. Sales of $120,722 associated with our recently initiated international growth strategy also contributed.

Consolidated gross profit increased $671,764, or 20.0%, in 2010 versus 2009. The consolidated gross profit margin percentage decreased to 31.3% in 2010 from 32.1% in 2009. The change in gross profit dollars reflects the higher sales, partially offset by the lower gross profit margin percentage. The lower gross margin profit percentage reflects unfavorable mix associated with the increase in lower margined Canadian sales coupled with increasing product costs, unfavorable exchange and higher obsolescence and transportation expense.

Selling, General and Administrative Expenses

The following table highlights March 31, 2010 versus 2009 selling, general and administrative expenses by type:

	Quarter Ended March 31,		Variance
	2010	2009
Distribution	$451,426	$427,734	$23,692	5.5%
Marketing	328,082	390,932	(62,850)	(16.1)%
Sales	1,458,427	1,215,041	243,386	20.0%
General and administrative	1,985,310	1,830,420	154,890	8.5%
Total	$4,223,245	$3,864,127	$359,118	9.3%

Selling, general and administrative expenses increased $359,118, or 9.3% (6.2% adjusted for exchange), in 2010 versus 2009, including an increase of $121,555 in Canadian selling, general and administrative expenses attributable to exchange.

Distribution expense increased $23,692, or 5.5% (2.0% adjusted for exchange), in 2010 versus 2009, including an increase of $11,009 due to exchange. This increase reflects inflation related expense increases and higher U. S. lease expenses, partially offset by lower labor requirements in the Houston distribution center and lower utilities due to a warmer average temperature in 2010.

Marketing expense decreased $62,850, or 16.1% (17.7% adjusted for exchange), in 2010 versus 2009, including an increase of $6,316 due to exchange. The decrease is attributable to lower U.S. and Canadian spending and timing.

Sales expense increased $243,386, or 20.0% (14.2% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $40,025 (including a $28,847 increase related to exchange) due to higher sales volume related group purchasing organization fees and higher advanced wound care related consulting expenses, partially offset by lower 3rd party sales commission due to discontinuation of the program.  Expenses in the U. S. increased $160,862. This increase is attributable to first aid products related severance expense of approximately $165,000 and incremental costs of approximately $50,000 to commence expansion of the advanced wound care sales force, partially offset by lower administrative related compensation and benefit and operating expenses. Incremental international expenses of $42,499 associated with the start up of our international growth initiative also contributed.

General and administrative expense increased $154,890, or 8.5% (2.1% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $72,962 (including a $75,383 increase related to exchange). Net of exchange, expenses were down with no significant change in the underlying expense base. Expenses in the U. S. increased $39,980. This increase reflects higher planned investor relations expenses of $35,417designed to increase investor awareness and improve our stock’s trading volume, incremental amortization expense of $34,787 associated with the Worldwide Medihoney License Agreement and bad debt expense of $21,989 partially offset by lower equity based compensation expense of approximately $43,000 and other lower operating expenses. Incremental international expenses of $41,948 associated with the start up of our international growth initiative also contributed.

Research and Development Expense

Research and development expense decreased $14,239 to $116,107 in 2010 from $130,346 in 2009. The decrease principally reflects the timing of ongoing project management, data management and patent related legal expenses.

Interest Expense

Interest expense decreased $11,578 to $159,892 in 2010 from $171,470 in 2009. The decrease is principally attributable to lower loan related fees and lower borrowing levels, partially offset by higher interest due to higher interest rates.

Loss on Extinguishment of Debt

In connection with the payoff of our term loan in February 2010, we took a charge of $114,072 representing that portion of the unamortized deferred financing costs relating to the term loan.

Other Income

Other income increased $107,970 to $109,506 in 2010 from $1,536 in 2009. The main drivers for the net year-to-year increase was an exchange gain of $172,554 (2010 income of $92,636 versus a 2009 loss of $79,918), partially offset by the non-recurrence of approximately $60,000 of gains on miscellaneous asset sales principally associated with the closure of the first aid product manufacturing operation.

Income Taxes

We recorded a $56,494 foreign income tax provision for 2010 consisting of a $86,519 current foreign tax provision and a $30,025 deferred foreign tax benefit based on our Canadian subsidiary’s operating results. No tax benefit was recorded for our U.S. operations in 2010 or 2009 due to uncertainty surrounding our ability to use available net operating loss carry forwards and net deferred tax assets.  In 2009, we recorded a $52,691 foreign income tax benefit consisting of a $38,075 current tax benefit and a $14,616 deferred foreign tax benefit based on our Canadian subsidiary’s operating results.

Due to uncertainties surrounding our ability to use our U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

We generated a net loss of $534,904, or $0.09 per share (basic and diluted), in 2010 compared to a net loss of $758,080, or $0.15 per share (basic and diluted), in 2009.

Liquidity and Capital Resources

Cash Flow and Working Capital

              At March 31, 2010 and December 31, 2009, we had cash and cash equivalents on hand of $812,602 and $243,524, respectively. The $569,078 increase in cash reflects net cash provided by operating activities of $125,265 and financing activities of $2,639,933, together with cash provided as a result of exchange rate changes of $96,807. These increases were essentially offset by cash used in investing activities of $2,292,927.

Net cash provided by operating activities of $125,265 stems from $453,581 cash provided from operations (net loss plus non-cash items), together with $328,316 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations reflects the non-cash items, partially offset by the operating loss. Higher inventory, offset by accounts payable and accrued liabilities, were the main drivers behind the net cash used in connection with the change in operating assets and liabilities. The increase in inventory reflects a build up to support new products, anticipated growth of the international business and to improve customer service levels in certain segments of our business. The increase in accounts payable reflects an increase in payables related to inventory purchases, higher overall spending levels and timing. The increase in accrued expenses and other current liabilities principally reflects higher Canadian rebates due to higher sales, the recording of a severance accrual and timing related changes.

Net cash used in investing activities of $2,292,927 reflects $2,250,000 cash used to purchase the worldwide Medihoney license rights and capital expenditures of $42,927.

Net cash used in financing activities of $2,639,933 reflects net proceeds of $4,511,840 from the sale of stock in connection with a secondary public offering completed in February, removal of the restriction on the use of $2,032,164 in cash and $119,294 from an increase in the amount drawn against our line of credit. Offsetting these increases were $4,023,365 in debt payments consisting of regularly scheduled debt repayments, together with the full payment of the balances of our term loan and our promissory note.

Working capital increased $2,704,483 at March 31, 2010 to $9,496,064 from $6,791,581 at December 31, 2009. This increase principally reflects the cash infusion associated with the equity raise completed in February, a portion of the proceeds of which were used to pay off short term debt of $1,700,000, and the net balance of $494,658 that was used for general working capital purposes. Working capital of this magnitude is considered sufficient to support ongoing operations.

Based on current forecasts, there are no Medihoney sales related milestone payments anticipated in the next twelve months.

Financing Arrangements

With cash on hand of $812,602, together with available cash under our line of credit of $2,998,988, we have $3,811,590 of available liquidity at March 31, 2009, versus $2,342,579 at December 31, 2009.

On February 22, 2010, we raised $4,511,840 (net of commission and other offering expenses) from the sale in a secondary public offering of shares of our common stock. These proceeds, together with $2,032,818 of previously restricted cash, were used to acquire the worldwide Medihoney licensing rights for $2,250,000, pay off the outstanding U.S. term loan of $3,300,000 and pay off our $500,000 promissory note due April 14, 2010, leaving $494,658 of the net proceeds available for general working capital purposes. Payment of the foregoing indebtedness will have a positive impact on cash flow going forward by eliminating associated debt service. The $494,658 available for working capital was applied to reduce our outstanding line of credit balance, thereby serving to increase the availability of funds under the line.

On March 26, 2010, our U.S. lender modified the terms of our five year revolving credit and security agreement to take into account the payment of the term loan.  The existing financial covenants were replaced with twelve month rolling fixed charge coverage and total debt coverage covenants. The lender also reduced the minimum 3 month LIBOR rate from 3.00% to 1.50% and authorized the payment of our $500,000 unsecured promissory note, which was paid on March 31, 2010. In addition, upon condition of a satisfactory field exam by the lender, the minimum excess availability reserve was to be reduced from $1,500,000 to $1,000,000, thereby increasing our borrowing availability by $500,000. In May 2010, we were advised by our lender that the minimum excess availability reserve had been reduced to $1,000,000 upon satisfactory completion of the field exam.

Improving financial performance, together with the equity raise and modification to our loan covenants in the first quarter 2010, have served to further improve our overall liquidity.

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

The launch of a number of new products in recent years bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad. We continue to work on our pipeline and have identified several product line extensions for existing products and new products that are capable of contributing to future sales growth. We believe that the first aid products line continues to represent a solid growth opportunity. Sales for the balance of our product lines are expected to remain relatively stable.

Our strategy for growth is:

1.
Assuming the existing resources in place are generating the expected return, we will continue to expand our investment in sales and marketing resources in support of our advanced wound care products in the U.S. Starting with ten sales representatives at the beginning of the year, we presently have seventeen direct sales representatives in place towards our plan of twenty by the end of June.

2.
The first aid products business represents a growth opportunity. In addition to its core business opportunities, the first aid products business will serve as a platform for introducing our existing advanced and traditional wound care products to new customers and markets, especially the retail market. We continue to work on completion of a cost effective supply chain for first aid products. The supply chain is expected to be fully operational within the next nine months, at which time we expect to be able to further reduce our product costs and improve liquidity by reducing the level of inventory required to support the business.

3.
In February 2010, we licensed the worldwide rights to Medihoney. This will serve as the catalyst for the expansion of our international business. Plans are in place to establish a direct presence in Europe immediately and, ultimately, in other areas of the world employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

4.
We made a significant investment in DSC 127 beginning in December 2007. While the launch of DSC 127 is several years away, we believe the market potential for this product is considerable. The product began Phase II trials in early 2008 to achieve proof of principle in a human model. The Phase II trials are expected to be completed by the end of 2010. The projected cost to complete the Phase II trials is approximately $1,650,000, including $1,168,991 incurred through March 2010. We plan to continue with this investment and anticipate spending approximately $484,518 to complete the Phase II trial over the next nine months.

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

With the planned improvement in operations and expected working capital requirements, together with the available cash on hand and available borrowing capacity as of March 31, 2010, we anticipate having sufficient liquidity in place to meet our operating needs and debt covenants for the foreseeable future.

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

Goodwill

At March 31, 2010, we had $7,119,726 of goodwill consisting of $4,679,684 relating to the First Aid Products acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.  The assessment is performed using the two-step process required by FASB accounting guidance relating to goodwill.  The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any.  The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.  For 2009 and 2008, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

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

The amount and timing of future cash flows within our DCF analysis is based on our five year forecast.   Beyond our five year forecast we assumed a terminal value to calculate the value of cash flows beyond the last projected period in our DCF analysis.  Annual revenue growth rates in our DCF model reflect expected growth in our advanced wound care products as well as growth in the products which we gained access to when we acquired First Aid Products in November of 2007 as we introduce these products across our existing customer base.  The weighted average cost of capital used to discount cash flows for the annual 2009 goodwill impairment test was estimated to be 17%.

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

Inventory

We write down the value of inventory by the estimate of the difference between the cost of the inventory and its net realizable value.  The estimate takes into account projected sales of the inventory on hand and the age of the inventory in stock.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  The provision for the write-down of inventory is recorded in cost of sales.

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

Item 4.   CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

During the three months ended March 31, 2010, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The following risk factors update the related risk factors set forth in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $534,904 for the three months ended March 31, 2010 (unaudited) $1,143,272 in 2009, $3,961,937 in 2008, $2,284,605 in 2007, $1,099,990 in 2005, $2,338,693 in 2004, $2,581,337 in 2000 and $2,998,919 in 1999. At March  31, 2010, we had an accumulated deficit of $21,341,999 (unaudited). We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

Up to 3,187,945 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants and options (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 6,557,855 shares of common stock currently outstanding.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices (after reflecting the impact of the 1-for-8 reverse split) for the years 2005 through 2009 and the first three months of 2010 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2005	$3.36	$6.24
2006	$3.60	$7.20
2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010*	$4.83	$6.40

(*) January 1 through March 31.

Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;

•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 6.  Exhibits

All exhibits required by Item 601 of Regulation S-K and required hereunder, as filed with the Securities and Exchange Commission in Form 10-K on March 31, 2010, are incorporated herein by reference.

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

DERMA SCIENCES, INC.

Dated: May 12, 2010	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer