Form 10-Q
period 2010-06-30
DERMA SCIENCES, INC.
filed 2010-08-12
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐           No           ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: August 12, 2010	Class: Common Stock, par value $.01 per share
Shares Outstanding: 6,561,826

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

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

Part I – Financial Information

Item 1.  FINANCIAL STATEMENTS

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current Assets
Cash and cash equivalents	$385,424	$243,524
Accounts receivable, net	4,679,530	3,372,712
Inventories	14,004,377	11,489,724
Prepaid expenses and other current assets	431,058	456,675
Total current assets	19,500,389	15,562,635
Cash – restricted	-	2,032,164
Equipment and improvements, net	3,364,131	3,741,347
Goodwill	7,119,726	7,119,726
Other intangible assets, net	7,695,950	3,994,250
Other assets, net	365,409	849,753
Total Assets	$38,045,605	$33,299,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	4,107,476	2,306,306
Current maturities of long-term debt	23,009	1,759,185
Accounts payable	3,983,431	3,363,096
Accrued expenses and other current liabilities	2,121,591	1,342,467
Total current liabilities	10,235,507	8,771,054
Long-term debt	-	2,305,851
Other long-term liabilities	78,351	96,564
Deferred tax liability	312,670	355,349
Total Liabilities	10,626,528	11,528,818
Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding: 284,844 shares (liquidation preference of $4,201,426 at June 30, 2010)	2,848	2,851
Common stock, $.01 par value; 18,750,000 authorized; issued and outstanding: 6,561,826 at June 30, 2010; 5,039,468 at December 31, 2009	65,618	50,395
Additional paid-in capital	48,393,839	41,221,613
Accumulated other comprehensive income – cumulative translation adjustments	1,231,626	1,303,293
Accumulated deficit	(22,274,854)	(20,807,095)
Total Shareholders’ Equity	27,419,077	21,771,057
Total Liabilities and Shareholders’ Equity	$38,045,605	$33,299,875

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended June 30,
	2010	2009
Net Sales	$13,230,106	$11,563,341
Cost of sales	9,202,202	8,135,574
Gross Profit	4,027,904	3,427,767
Operating Expenses
Selling, general and administrative	4,689,774	3,703,038
Research and development	123,744	87,580
Total operating expenses	4,813,518	3,790,618
Operating loss	(785,614)	(362,851)
Other expense, net:
Interest expense	134,707	239,600
Other income	(68,625)	(42,252)
Total other expense	66,082	197,348
Loss before provision for income taxes	(851,696)	(560,199)
Provision for income taxes	81,159	303
Net Loss	$(932,855)	$(560,502)
Net loss per common share – basic and diluted	$(0.14)	$(0.11)
Shares used in computing net loss per common share – basic and diluted	6,558,562	5,029,372

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Six Months ended June 30,
	2010	2009
Net Sales	$26,074,487	$21,995,232
Cost of sales	18,021,184	15,213,830
Gross Profit	8,053,303	6,781,402
Operating Expenses
Selling, general and administrative	8,913,019	7,567,164
Research and development	239,851	217,926
Total operating expenses	9,152,870	7,785,090
Operating loss	(1,099,567)	(1,003,688)
Other expense, net:
Interest expense	294,599	411,070
Loss on debt extinguishment	114,072	-
Other income	(178,131)	(43,789)
Total other expense	230,540	367,281
Loss before provision (benefit) for income taxes	(1,330,107)	(1,370,969)
Provision (benefit) for income taxes	137,652	(52,388)
Net Loss	$(1,467,759)	$(1,318,581)
Net loss per common share – basic and diluted	$(0.24)	$(0.26)
Shares used in computing net loss per common share – basic and diluted	6,105,386	5,023,515

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net Loss	$(1,467,759)	$(1,318,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of equipment and improvements	485,242	416,163
Amortization of intangible assets	807,300	658,880
Amortization of deferred financing costs	61,575	72,458
Loss on debt extinguishment	114,072	-
Provision for (recovery of) bad debts	9,312	(62,325)
Allowance for sales adjustments	(32)	386,851
Provision for inventory obsolescence	247,967	115,280
Deferred rent expense	(10,422)	38,534
Compensation charge for employee stock options	417,130	478,842
Compensation charge for restricted stock	17,067	18,148
Gain on sale of equipment	-	(59,031)
Deferred income taxes	(38,992)	(22,704)
Changes in operating assets and liabilities:
Accounts receivable	(1,316,098)	396,033
Inventories	(2,758,137)	957,665
Prepaid expenses and other current assets	22,005	44,824
Other assets	310,662	(299)
Accounts payable	615,278	(1,034,217)
Accrued expenses and other current liabilities	737,782	(895,339)
Other long-term liabilities	(4,092)	7,310
Net cash (used in) provided by operating activities	(1,750,140)	198,492
Investing Activities
Purchase of equipment and improvements	(139,236)	(113,200)
Purchase of intangible asset	(2,250,000)	-
Proceeds from sale of equipment	-	61,000
Net cash used in investing activities	(2,389,236)	(52,200)
Financing Activities
Net change in bank line of credit	1,801,170	334,776
Long-term debt repayments	(4,042,027)	(652,957)
Net change in restricted cash	2,032,164	(11,300)
Proceeds from issuance of stock, net of costs	4,491,279	(5,000)
Net cash provided by (used in) financing activities	4,282,586	(334,481)
Effect of exchange rate changes on cash	(1,310)	(35,809)
Net increase (decrease) in cash and cash equivalents	141,900	(223,998)
Cash and cash equivalents
Beginning of period	243,524	391,038
End of period	$385,424	$167,040
Supplemental disclosures of cash flow information:
Issuance of common stock and warrants for purchase of intangible asset	$2,259,000	$-
Cash paid during the period for:
Interest	$257,685	$303,613

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Information included in the condensed balance sheet as of December 31, 2009 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in Form 10-K previously filed with the Securities and Exchange Commission.  For further information, refer to that Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive.  The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method.  Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2010 and 2009 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	2010	2009
Dilutive shares:
Convertible preferred stock	284,844	285,051
Restricted common stock	20,000	-
Warrants	1,734,531	1,099,407
Stock options	1,282,975	1,176,953

Total dilutive shares	3,322,350	2,561,411

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	Inventories

Inventories include the following:

	June 30, 2010	December 31, 2009

Finished goods	$9,078,185	$7,804,339
Work in process	833,283	466,365
Packaging materials	929,016	722,148
Raw materials	3,163,893	2,496,872

Total inventory	$14,004,377	$11,489,724

3.	Line of Credit Borrowings

In November 2007, the Company entered into a five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with a U.S. lender.  The revolving credit agreement was amended from time to time, the latest of which was March 26, 2010.  Advances under the revolving credit agreement, as amended may be drawn,  up to 85% of eligible receivables (as defined) and 44% of eligible inventory (as defined) less a minimum excess availability reserve of $1,000,000.  Interest on outstanding advances under the amended revolving credit agreement is payable at the three month LIBOR rate subject to a 1.50% floor plus 4.25% ..   In addition, the Company pays a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the amended agreement and $8,000,000 together with a monthly collateral management fee of $2,000.  At June 30, 2010 the effective interest rate was 5.75% and the outstanding balance was $4,107,476.

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

4.	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009

U.S. term loan	$-	$3,500,000
Promissory note	-	500,000
Capital lease obligation	23,009	65,036

Total debt	23,009	4,065,036

Less: current maturities	23,009	1,759,185

Long-term debt	$-	$2,305,851

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

Capital Lease Obligations

The Company has an outstanding capital lease obligation for certain office furniture totaling $23,009 as of June 30, 2010.  The capital lease obligation bears interest at 6.8% with the lease term expiring in February 2011.

5.	Shareholders’ Equity

Preferred Stock

There are 18,598 shares of series A convertible preferred stock outstanding at June 30, 2010.  The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 54,943 shares of series B convertible preferred stock outstanding at June 30, 2010.  The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 77,384 shares of series C convertible preferred stock outstanding at June 30, 2010.  The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $5.60 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 133,919 shares of series D convertible preferred stock outstanding at June 30, 2010.  The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $4.00 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

Common Stock

In April, 2010 the Company issued 220 common stock shares for the conversion of series A and series B preferred stock shares and 626 shares upon the exercise of stock options.  Additionally, in June, 2010, 3,125 common stock shares were issued upon the exercise of stock options.

In February 2010, the Company raised $4,478,801 (net of $1,110,199 in commission and other offering expenses) from the sale of 1,117,800 shares of common stock at a price of $5.00 per share, together with 372,600 five-year warrants to purchase common stock at $5.50 per share.  In addition, the placement agent received 29,160 five-year warrants to purchase common stock at $6.25 per share.  A portion of the proceeds along with restricted cash of $2,032,164 were used to acquire the perpetual worldwide Medihoney® licensing rights from Comvita (Note 9) and pay off the outstanding U.S. term loan balance of $3,300,000 and the $500,000 promissory note.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Stock Purchase Warrants

At June 30, 2010, the Company had warrants outstanding to purchase 1,734,531 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

H	331,915	$8.00	April 30,2011
I	94,351	$5.76	April 30, 2011
J	267,858	$6.16	May 31, 2013
K	399,064	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	372,600	$5.50	February 22, 2015
P	29,160	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015

Total	1,734,531

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 1,250,000 shares of common stock may be issued (“plan options”).  The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company.  The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option.  The duration of each option may not exceed 10 years from the date of grant.  Plan options to purchase 236,625 and 205,000 shares of common stock were granted to officers, directors, agents and employees during the six months ended June 30, 2010 and 2009, respectively, with exercise prices ranging from $3.12 to $5.12 per share.  During the six months ended June 30, 2010 and 2009, 16,249 and 1,250 plan options were forfeited, respectively, and during the six months ended June 30, 2010, 3,751 were exercised.  As of June 30, 2010, options to purchase 1,075,974 shares of the Company’s common stock were issued and outstanding under the plan.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”).  All non-plan options were granted at the fair market value at the date of grant.  During the six months ended June 30, 2009, 29,625 non-plan options expired.  As of June 30, 2010, non-plan options to purchase 207,001 shares of the Company’s common stock were issued and outstanding.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2010 and 2009 follows:

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	1,066,350	$5.08	1,002,828	$5.52
Granted	236,625	$5.11	205,000	$3.04
Forfeited	(16,249)	$4.43	(1,250)	$6.00
Expired	-		(29,625)	$8.88
Exercised	(3,751)	$3.33	-

Outstanding – June 30	1,282,975	$5.10	1,176,953	$5.04

Exercisable at June 30	988,029	$5.22	823,828	$5.44

During the six months ended June 30, 2010 and 2009 the fair value of each service and performance based option award was estimated at the date of grant using the Black-Scholes option pricing model.  The weighted-average assumptions used during the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Risk-free interest rate	2.43%	2.34%	2.56%	2.30%
Volatility factor	78.6%	89.9%	79.2%	92.3%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25
Contractual life (years)	10	10	10	10

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

The weighted average fair value per share of options granted during the six months ended June 30, 2010 and 2009 was $3.59 and $2.34, respectively. During the three and six months ended June 30, 2010 and 2009, stock option compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of sales	$19,398	$23,327	$39,498	$50,437
Selling, general and administrative expenses	229,739	226,432	377,632	428,405

Total stock option compensation expense	$249,137	$249,759	$417,130	$478,842

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2010, there was $756,265 of unrecognized compensation cost related to nonvested service   and $119,130 nonvested performance based awards granted under the plan.  These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.68 years for the service and .50 years for the performance based awards.

For the six months ended June 30, 2010 and 2009, no income tax benefit was recognized related to stock option activity.

Restricted Common Stock

The Company has a restricted common stock plan in which 312,500 shares of common stock are reserved for issuance.

In May, 2010, 20,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors and vest one year from date of the grant.  The fair market value at the date of grant, determined by the quoted market price, was $102,400 or $5.12 per share.  For the six months ended June 30, 2010, $17,067 was recorded in operating expense for these grants.

In May, 2006, 21,875 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and vested three years from the date of the grant.  The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $6.64 per share.  The fair market value of the grant was recognized as compensation expense over the three-year service period.  For the six months ended June 30, 2009, $18,148 was recorded in operating expense for these grants.

Shares Reserved for Future Issuance

At June 30, 2010, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	284,844
Common stock options available for grant	174,026
Common stock options outstanding	1,282,975
Common stock warrants outstanding (series H – Q)	1,734,531
Restricted common stock available for grant	270,625
Restricted common stock grants	20,000

Total common stock shares reserved	3,767,001

6.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss as reported	$(932,855)	$(560,502)	$(1,467,759)	$(1,318,581)
Other comprehensive income (loss):
Foreign currency translation adjustment	(247,940)	438,787	(71,667)	246,202

Comprehensive loss	$(1,180,795)	$(121,715)	$(1,539,426)	$(1,072,379)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Operating Segments

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

Segment sales, gross profit and other related information for 2010 and 2009 are as follows:

Three Months Ended June 30, 2010

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$12,693,017	$401,680	$135,409	-	$13,230,106

Gross profit	3,776,908	216,708	34,288	-	4,027,904
Total expenses	-	-	-	$(4,960,759)	(4,960,759)

Net loss					$(932,855)

Three Months Ended June 30, 2009

Net sales	$10,934,794	$436,690	$191,857	-	$11,563,341

Gross profit	3,144,448	236,713	46,606	-	3,427,767
Total expenses	-	-	-	$(3,988,269)	(3,988,269)

Net loss					$(560,502)

Six Months Ended June 30, 2010

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$24,940,037	$875,151	$259,299	-	$26,074,487

Gross profit	7,509,833	478,213	65,257	-	8,053,303
Total expenses	-	-	-	$(9,521,062)	(9,521,062)

Net loss					$(1,467,759)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2009

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$20,734,277	$897,762	$363,193	-	$21,995,232

Gross profit	6,205,071	482,737	93,594	-	6,781,402
Total expenses	-	-	-	$(8,099,983)	(8,099,983)

Net loss					$(1,318,581)

The following table presents net sales by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

United States	67%	72%	67%	73%
Canada	27%	24%	28%	22%
Other	6%	4%	5%	5%

For the six months ended June 30, 2010, one U.S. customer was responsible for 13% of U.S. sales.  The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at June 30, 2010.

8.	Income Taxes

The Company recorded a $137,652 foreign income tax provision for the six months ended June 30, 2010 and a $52,388 foreign income tax benefit for the six months ended June 30, 2009 based on the operating results of the Company’s wholly owned Canadian subsidiary.  The 2010 provision was comprised of $176,644 current foreign tax payable and $38,992 deferred foreign tax benefit while the 2009 benefit was comprised of $29,684 current foreign tax and $22,704 deferred foreign tax benefits.  No benefit was realized for the Company’s net loss from U.S. operations in the six months ended June 30, 2010 and 2009 due to uncertainties surrounding the Company’s ability to utilize its net operating loss carry forwards.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Overview

The following table highlights the quarter ended June 30, 2010 versus 2009 operating results:

	Quarter Ended June 30,		Variance
	2010	2009
Gross Sales	$15,813,393	$13,709,673	$2,103,720	15.3%
Sales adjustments	(2,583,287)	(2,146,332)	(436,955)	20.4%
Net sales	13,230,106	11,563,341	1,666,765	14.4%
Cost of sales	9,202,202	8,135,574	1,066,628	13.1%
Gross profit	4,027,904	3,427,767	600,137	17.5%

Selling, general and administrative expense	4,689,774	3,703,038	986,736	26.6%
Research and development expense	123,744	87,580	36,164	41.3%
Interest expense	134,707	239,600	(104,893)	(43.8)%
Other income, net	(68,625)	(42,252)	(26,373)	62.4%
Total expenses	4,879,600	3,987,966	891,634	22.4%
Loss before income taxes	(851,696)	(560,199)	(291,497)	52.0%
Provision for income taxes	81,159	303	80,856
Net loss	$(932,855)	$(560,502)	$(372,353)	66.4%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended June 30,
	2010	2009
Gross Sales	$15,813,393	$13,709,673
Trade rebates	(1,956,035)	(1,604,132)
Distributor fees	(339,280)	(238,459)
Sales incentives	(113,163)	(130,875)
Returns and allowances	(76,308)	(80,549)
Cash discounts	(98,501)	(92,317)
Total adjustments	(2,583,287)	(2,146,332)
Net sales	$13,230,106	$11,563,341

Trade rebates increased in 2010 versus 2009 due principally to higher Canadian sales subject to rebate, partially offset by the discontinuation of a significant U.S. private label customer rebate program effective November 1, 2009. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The decrease in sales incentive expense reflects a reduction in the number of the traditional wound care and first aid products sales incentive programs in 2010 versus 2009. The slight sales returns and allowances decrease is principally due to the non-recurrence of higher first aid products related returns in 2009, partially offset by higher Canadian returns. The increase in cash discounts reflects higher U.S. sales subject to cash discount.

Rebate Reserve Roll Forward

A three month roll forward of the trade rebate accruals at June 30, 2010 and 2009 is outlined below:

	Quarter Ended June 30,
	2010	2009
Beginning balance – March 31	$2,344,157	$2,673,350
Rebates paid	(1,914,623)	(1,968,178)
Rebates accrued	1,956,035	1,604,132
Ending balance – June 30	$2,385,569	$2,309,304

The $41,412 increase in the trade rebate reserve balance for the three months ended June 30, 2010 is due to timing. There has been no other discernable change in the nature of our business in 2010 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the June 30, 2010 versus 2009 product line net sales and gross profit:

	Quarter Ended June 30,		Variance
	2010	2009
Net Sales	$13,230,106	$11,563,341	$1,666,765	14.4%
Cost of sales	9,202,202	8,135,574	1,066,628	13.1%
Gross Profit	$4,027,904	$3,427,767	$600,137	17.5%
Gross Profit %	30.4%	29.6%

Consolidated net sales increased $1,666,765, or 14.4% (11.4% adjusted for exchange), in 2010 versus 2009. Canadian net sales increased $814,867, or 29.7%, to $3,559,150 in 2010 from $2,744,282 in 2009. This increase was driven by favorable exchange of $352,827 associated with a 11.9% strengthening of the Canadian dollar, coupled with sales growth of $462,040. The sales growth reflects the impact of inventory rationalization on the part of our exclusive Canadian distributor of $603,605, partially offset by $141,565, or 3.8%, attributable to lower demand. U.S. net sales increased $555,673, or 6.3%, to $9,374,731 in 2010 from $8,819,058 in 2009. The increase was principally driven by higher advanced wound care sales of $471,506, or 27.1%, and first aid product sales of $260,112, or 8.4%. The balance of U.S. sales consisting of traditional wound care, private label, specialty fixation, burn care and skin care and bathing sales were down 4.4% quarter to quarter. The higher advanced wound care sales reflect continued growth of our new products in response to expanded sales and marketing efforts. The increase in first aid products sales reflects new business and improving demand. Sales of $296,225 associated with our recently initiated international growth strategy also contributed.

Consolidated gross profit increased $600,137, or 17.5%, in 2010 versus 2009. The consolidated gross profit margin percentage increased to 30.4% in 2010 from 29.6% in 2009. The change in gross profit dollars reflects the higher sales, together with the improved gross profit margin percentage. The higher gross margin profit percentage reflects favorable mix towards higher margined products, partially offset by increasing product costs and higher obsolescence and transportation expense.

Selling, General and Administrative Expenses

The following table highlights June 30, 2010 versus 2009 selling, general and administrative expenses by type:

	Quarter Ended June 30,		Variance
	2010	2009
Distribution	$454,010	$459,741	$(5,731)	(1.2)%
Marketing	524,782	438,855	85,927	19.6%
Sales	1,669,958	1,221,821	448,137	36.7%
General and administrative	2,041,024	1,582,621	458,403	29.0%
Total	$4,689,774	$3,703,038	$986,736	26.6%

Selling, general and administrative expenses increased $986,736, or 26.6% (24.6% adjusted for exchange), in 2010 versus 2009, including an increase of $72,282 in Canadian selling, general and administrative expenses attributable to exchange.

Distribution expense decreased $5,731, or 1.2% (2.8% adjusted for exchange), in 2010 versus 2009, including an increase of $7,329 due to exchange.  This decrease reflects lower labor requirements in the Houston distribution center and lower utilities due to a warmer average temperature in 2010, partially offset by higher inflation related compensation and benefit costs and higher U.S. lease costs.

Marketing expense increased $85,927, or 19.6% (18.6% adjusted for exchange), in 2010 versus 2009, including an increase of $4,377 due to exchange. The increase is attributable to higher U.S., Canada and international promotion/literature and show spending in support of our growth initiatives.

Sales expense increased $448,137, or 36.7% (26.3% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $53,322 (including a $21,642 increase related to exchange) due to higher compensation and benefit costs, advanced wound care related consulting expenses and sales volume related group purchasing organization fees.  Expenses in the U. S. increased $235,517. This increase is principally attributable to incremental expense associated with the planned expansion of the U.S. sales force from ten to twenty representatives that was completed by the end of the quarter, partially offset by lower first aid products compensation and benefits associated with a position eliminated in the first quarter and not replaced. Incremental international expenses of $159,298 for compensation and benefits, travel, recruiting and sample expenses associated with the start up of our international growth initiative also contributed.

General and administrative expense increased $458,403, or 29.0% (26.3% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $99,426 (including a $41,934 increase related to exchange). Net of exchange, expenses were up $57,492 driven principally by compensation and benefits associated with inflationary increases and one new position, coupled with higher travel and information technology (upgrading computer software) expenses. Expenses in the U. S. increased $307,692. This increase reflects incremental amortization expense of $114,800 associated with the Worldwide Medihoney License Agreement signed in February 2010, higher planned investor relations expenses of $68,840 designed to increase investor awareness and improve our stock’s trading volume, bad debt expense of $45,366, together with higher equity based compensation, travel and board related expenses. Inflation related increases in professional services and general operating expenses also contributed.  Incremental international expenses of $51,285 consisting of transition related management, legal and travel expenses associated with the start up of our international growth initiative were incurred.

Research and Development Expense

Research and development expense increased $36,164 to $123,744 in 2010 from $87,580 in 2009. The increase principally reflects data management expenses that originated in the second half of 2009.

Interest Expense

Interest expense decreased $104,893 to $134,707 in 2010 from $239,600 in 2009. The decrease is principally attributable to lower term and promissory note interest associated with the payoff of these loans in February 2010, lower loan related fees and lower deferred financing expense due to the write-off of a portion of the outstanding deferred financing balance in connection with the payoff of the term loan. Line of credit interest was comparable quarter to quarter as the impact of slightly lower borrowing levels was offset by slightly higher interest rates.

Other Income

Other income increased $26,373 to $68,625 in 2010 from $42,252 in 2009. The main driver for the net quarter to quarter increase was an exchange gain of $26,896 and slightly higher royalty income, partially offset by higher miscellaneous expense.

Income Taxes

We recorded a $81,159 foreign income tax provision for 2010 consisting of a $90,125 current foreign tax provision and a $8,966 deferred foreign tax benefit based on our Canadian subsidiary’s operating results. No tax benefit was recorded for our U.S. operations in 2010 or 2009 due to uncertainty surrounding our ability to use available net operating loss carry forwards and net deferred tax assets.  In 2009, we recorded a $303 foreign income tax provision consisting of a $8,872 current foreign tax provision and a $8,569 deferred foreign tax benefit based on our Canadian subsidiary’s operating results.

Due to uncertainties surrounding our ability to use our U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

We generated a net loss of $932,855, or $0.14 per share (basic and diluted), in 2010 compared to a net loss of $560,502, or $0.11 per share (basic and diluted), in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Overview

The following table highlights the six months ended June 30, 2010 versus 2009 operating results:

	Six Months Ended June 30,		Variance
	2010	2009
Gross Sales	$31,264,529	$26,311,433	$4,953,096	18.8%
Sales adjustments	(5,190,042)	(4,316,201)	(873,841)	20.2%
Net sales	26,074,487	21,995,232	4,079,255	18.6%
Cost of sales	18,021,184	15,213,830	2,807,354	18.5%
Gross profit	8,053,303	6,781,402	1,271,901	18.8%

Selling, general and administrative expense	8,913,019	7,567,164	1,345,855	17.8%
Research and development expense	239,851	217,926	21,925	10.1%
Interest expense	294,599	411,070	(116,471)	(28.3)%
Loss on debt extinguishment	114,072	-	114,072
Other income, net	(178,131)	(43,789)	(134,342)	306.8%
Total expenses	9,383,410	8,152,371	1,231,039	15.1%
Loss before income taxes	(1,330,107)	(1,370,969)	40,862
Provision (benefit) for income taxes	137,652	(52,388)	(190,040)
Net loss	$(1,467,759)	$(1,318,581)	$(149,178)	11.3%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2010	2009
Gross Sales	$31,264,529	$26,311,433
Trade rebates	(3,903,902)	(3,113,426)
Distributor fees	(668,952)	(445,197)
Sales incentives	(236,973)	(288,700)
Returns and allowances	(173,462)	(266,048)
Cash discounts	(206,753)	(202,830)
Total adjustments	(5,190,042)	(4,316,201)
Net sales	$26,074,487	$21,995,232

Trade rebates increased in 2010 versus 2009 due principally to higher Canadian sales subject to rebate, partially offset by the discontinuation of a significant U.S. private label customer rebate program effective November 1, 2009. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The decrease in sales incentive expense reflects a reduction in the number of the traditional wound care and first aid products sales incentive programs in 2010 versus 2009. The sales returns and allowances decrease is principally due to the non-recurrence of higher first aid products related returns in 2009, partially offset by higher Canadian returns. The increase in cash discounts reflects higher U.S. sales subject to cash discount.

Rebate Reserve Roll Forward

A six month roll forward of the trade rebate accruals at June 30, 2010 and 2009 is outlined below:

	Six Months Ended June 30,
	2010	2009
Beginning balance – January 1	$2,493,232	$2,660,086
Rebates paid	(4,011,565)	(3,464,208)
Rebates accrued	3,903,902	3,113,426
Ending balance – June 30	$2,385,569	$2,309,304

The $107,663 decrease in the trade rebate reserve balance for the six months ended June 30, 2010 reflects the decision of one significant U.S. private label customer to discontinue its rebate program effective November 1, 2009 and the subsequent payment of the outstanding balance due this customer in 2010, partially offset by an increase in the Canadian reserve due to higher sales. There has been no other discernable change in the nature of our business in 2010 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the June 30, 2010 versus 2009 product line net sales and gross profit:

	Six Months Ended June 30,		Variance
	2010	2009
Net Sales	$26,074,487	$21,995,232	$4,079,255	18.6%
Cost of sales	18,021,184	15,213,830	2,807,354	18.5%
Gross Profit	$8,053,303	$6,781,402	$1,271,901	18.8%
Gross Profit %	30.9%	30.8%

Consolidated net sales increased $4,079,255, or 18.6% (15.0% adjusted for exchange), in 2010 versus 2009. Canadian net sales increased $2,160,238, or 43.6%, to $7,109,925 in 2010 from $4,949,687 in 2009. This increase was driven by favorable exchange of $783,369 associated with a 14.2% strengthening of the Canadian dollar, coupled with sales growth of $1,376,869. The sales growth reflects the impact of inventory rationalization on the part of our exclusive Canadian distributor of $1,406,566, partially offset by $29,697 attributable to lower demand. U.S. net sales increased $1,502,070, or 8.8%, to $18,547,615 in 2010 from $17,045,545 in 2009. The increase was principally driven by higher advanced wound care sales of $1,198,603, or 39.1%, and first aid product sales of $479,196, or 7.9%. The balance of U.S. sales consisting of traditional wound care, private label, specialty fixation, burn care and skin care and bathing sales were down 2.2% period to period. The higher advanced wound care sales reflect continued growth of our new products in response to expanded sales and marketing efforts. The increase in first aid products sales reflects new business and improving demand. Sales of $416,947 associated with our recently initiated international growth strategy also contributed.

Consolidated gross profit increased $1,271,901, or 18.8%, in 2010 versus 2009. The consolidated gross profit margin percentage increased slightly to 30.9% in 2010 from 30.8% in 2009. The change in gross profit dollars reflects the higher sales. While comparable period to period, the slight improvement in gross profit percentage reflects a favorable sales mix towards higher margined products, offset by increasing products costs and higher obsolescence and transportation expense.

Selling, General and Administrative Expenses

The following table highlights June 30, 2010 versus 2009 selling, general and administrative expenses by type:

	Six Months Ended June 30,		Variance
	2010	2009
Distribution	$905,437	$887,474	$17,963	2.0%
Marketing	852,864	829,787	23,077	2.8%
Sales	3,128,385	2,436,862	691,523	28.4%
General and administrative	4,026,333	3,413,041	613,292	18.0%
Total	$8,913,019	$7,567,164	$1,345,855	17.8%

Selling, general and administrative expenses increased $1,345,855, or 17.8% (15.2% adjusted for exchange), in 2010 versus 2009, including an increase of $197,455 in Canadian selling, general and administrative expenses attributable to exchange.

Distribution expense increased $17,963, or 2.0%, in 2010 versus 2009 due to exchange. Excluding exchange, distribution expenses decreased $408. This slight decrease reflects lower labor requirements in the Houston distribution center and lower utilities due to a warmer average temperature in 2010, partially offset by higher inflation related compensation and benefit, lease and operating expenses.

Marketing expense increased $23,077, or 2.8% (1.5% adjusted for exchange), in 2010 versus 2009, including an increase of $10,693 due to exchange. The increase is attributable to higher U.S., Canada and international promotion/literature and show spending in support of our growth initiatives, partially offset by lower sampling expense in Canada and product development related consulting expense in the U.S..

Sales expense increased $691,523, or 28.4% (26.3% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $93,348 (including a $50,442 increase related to exchange) due to higher compensation and benefit costs, advanced wound care related consulting expenses, sales volume related group purchasing organization and travel expenses.  Expenses in the U. S. increased $396,378. This increase is attributable to incremental costs of approximately $342,000 consisting of compensation and benefits, travel and recruiting expenses associated with the expansion of the advanced wound care sales force from ten to twenty representatives that was completed in June 2010 and approximately $124,000 of first aid products severance expense associated with the termination of an executive in the first quarter 2010, partially offset by lower administrative related operating expenses. Also contributing were incremental international expenses of $201,797 consisting of compensation and benefits, travel, recruiting and sample expenses associated with the start up of our international growth initiative.

General and administrative expense increased $613,292, or 18.0% (14.5% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $172,388 (including a $117,950 increase related to exchange). Net of exchange, expenses were up $54,438 driven principally by compensation and benefits associated with inflationary increases and one new position, coupled with higher travel and information technology expenses. Expenses in the U.S. increased $347,671. This increase reflects incremental amortization expense of $148,587 associated with the Worldwide Medihoney License Agreement signed in February 2010, higher planned investor relations expenses of $104,258 designed to increase investor awareness and improve our stock’s trading volume, bad debt expense of $67,354, together with slightly higher overall operating expenses.  Incremental international expenses of $93,233 consisting principally of transition related management, legal and travel expenses associated with the start up of our international growth initiative also contributed.

Research and Development Expense

Research and development expense increased $21,925 to $239,851 in 2010 from $217,926 in 2009. The increase principally reflects higher data management expense that started in the second half of 2009, less lower patent related legal expenses.

Interest Expense

Interest expense decreased $116,471 to $294,599 in 2010 from $411,070 in 2009. The decrease is principally attributable to lower term and promissory note interest associated with the payoff of these loans in February 2010, lower loan related fees and lower deferred financing expense due to the write-off of a portion of the outstanding deferred financing balance in connection with the payoff of the term loan. These decreases were partially offset by higher line of credit interest principally attributable to higher interest rates.

Loss on Extinguishment of Debt

In connection with the payoff of our term loan in February 2010, we took a charge of $114,072 representing that portion of the unamortized deferred financing costs relating to the term loan.

Other Income

Other income increased $134,342 to $178,131 in 2010 from $43,789 in 2009. The main drivers for the net period to period increase was an exchange gain of $199,450 (2010 income of $162,910 versus a 2009 loss of $36,540), partially offset by the non-recurrence of approximately $60,000 of gains on miscellaneous asset sales principally associated with the closure of the first aid product manufacturing operation.

Income Taxes

We recorded a $137,652 foreign income tax provision for 2010 consisting of a $176,644 current foreign tax provision and a $38,992 deferred foreign tax benefit based on our Canadian subsidiary’s operating results. No tax benefit was recorded for our U.S. operations in 2010 or 2009 due to uncertainty surrounding our ability to use available net operating loss carry forwards and net deferred tax assets.  In 2009, we recorded a $52,388 foreign income tax benefit consisting of a $29,684 current tax benefit and a $22,704 deferred foreign tax benefit based on our Canadian subsidiary’s operating results.

Due to uncertainties surrounding our ability to use our U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

We generated a net loss of $1,467,759, or $0.24 per share (basic and diluted), in 2010 compared to a net loss of $1,318,581, or $0.26 per share (basic and diluted), in 2009.

Liquidity and Capital Resources

Cash Flow and Working Capital

              At June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $385,424 and $243,524, respectively. The $141,900 increase in cash reflects net cash provided by financing activities of $4,282,586, partially offset by cash used in investing activities of $2,389,236 and operating activities of $1,750,140, together with cash used as a result of exchange rate changes of $1,310.

Net cash used in operating activities of $1,750,140 stems from $642,460 cash provided from operations (net loss plus non-cash items), together with $2,392,600 cash used from the net change in operating assets and liabilities. The increase in cash provided from operations reflects the non-cash items, partially offset by the operating loss. Higher receivables and inventory, offset by accounts payable and accrued liabilities, were the main drivers behind the net cash used in connection with the change in operating assets and liabilities. The increase in receivables reflects a higher level of sales in June, addition of receivables related to the international business and the final payoff of rebates owed in connection with the discontinuation of a significant rebate program. The increase in inventory reflects a build up to support new products, addition of the international business and to improve customer service levels in certain segments of our business. The increase in accounts payable reflects an increase in payables related to inventory purchases, addition of the international business and higher overall spending levels. The increase in accrued expenses and other current liabilities principally reflects higher Canadian rebates due to higher sales, accrued foreign taxes payable and the recording of a severance accrual.

Net cash used in investing activities of $2,389,236 reflects $2,250,000 cash used to purchase the worldwide Medihoney license rights and capital expenditures of $139,236.

Net cash used in financing activities of $4,282,586 reflects net proceeds of $4,491,279 from the sale of stock in connection with a secondary public offering completed in February and the exercise of stock options, removal of the restriction on the use of $2,032,164 in cash and $1,801,170 from an increase in the amount drawn against our line of credit. Offsetting these increases were $4,042,027 in debt payments consisting of regularly scheduled debt repayments, together with the full payment of the balances of our term loan and our promissory note.

Working capital increased $2,473,301 at June 30, 2010 to $9,264,882 from $6,791,581 at December 31, 2009. This increase principally reflects the cash infusion associated with the equity raise completed in February, a portion of the proceeds of which were used to pay off short term debt of $1,700,000, and the net balance of $461,619 that was used for general working capital purposes. Working capital of this magnitude is considered sufficient to support ongoing operations.

Based on current forecasts, there are no Medihoney sales related milestone payments anticipated in the next twelve months.

Financing Arrangements

With cash on hand of $385,424, together with available cash under our line of credit of $2,125,247, we had $2,510,671 of available liquidity at June 30, 2009, versus $2,342,579 at December 31, 2009.

On February 22, 2010, we raised $4,478,801 (net of commission and other offering expenses) from the sale in a secondary public offering of shares of our common stock. These proceeds, together with $2,032,818 of previously restricted cash, were used to acquire the worldwide Medihoney licensing rights for $2,250,000, pay off the outstanding U.S. term loan of $3,300,000 and pay off our $500,000 promissory note due April 14, 2010, leaving $461,619 of the net proceeds available for general working capital purposes. Payment of the foregoing indebtedness has had a positive impact on cash flow by eliminating associated debt service.

On March 26, 2010, our U.S. lender modified the terms of our five year revolving credit and security agreement to take into account the payment of the term loan.  The existing financial covenants were replaced with twelve month rolling fixed charge coverage and total debt coverage covenants. The lender also reduced the minimum 3 month LIBOR rate from 3.00% to 1.50% and authorized the payment of our $500,000 unsecured promissory note, which was paid on March 31, 2010. In addition, the minimum excess availability reserve was reduced from $1,500,000 to $1,000,000, thereby increasing our borrowing availability by $500,000 upon satisfactory completion of the lenders’ latest field exam in May 2010.

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

Our strategy for growth is:

1.
Assuming the existing resources in place are generating the expected return, we will continue to expand our investment in sales and marketing resources in support of our advanced wound care products in the U.S. Starting with ten sales representatives at the beginning of the year, we presently have twenty direct sales representatives in place.

2.
The first aid products business represents a growth opportunity. In addition to its core business opportunities, the first aid products business will serve as a platform for introducing our existing advanced and traditional wound care products to new customers and markets, especially the retail market. We continue to work on completion of a cost effective supply chain for first aid products. The supply chain is expected to be fully operational within the next six months, at which time we expect to be able to improve liquidity by reducing the level of inventory required to support the business.

3.
In February 2010, we licensed the worldwide rights to Medihoney. This will serve as the catalyst for the expansion of our international business. Plans are in place to establish a direct presence in Europe immediately and, ultimately, in other areas of the world employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

4.
We made a significant investment in DSC 127 beginning in December 2007. While the launch of DSC 127 is several years away, we believe the market potential for this product is considerable. The product began Phase II trials in early 2008 to achieve proof of principle in a human model. The projected cost to complete the Phase II trial is approximately $1,750,000, including $1,292,735 incurred through June 2010. We plan to continue with this investment and anticipate spending approximately $457,265 to complete the Phase II trial.  We expect to announce top-line efficiency data by the end of the year and complete the study in the first quarter of 2011.

The results of the Phase II trial will determine the efficacy and safety of the product and further refine its market potential. The cost of the Phase III trial and bringing the product to market are expected to be significant. Should we decide to proceed with the DSC 127 development plan after completion of Phase II, we plan to fund the additional development costs via a joint venture, out of available cash flow or the sale of equity. Alternatively, we may determine to sublicense or sell the rights to the compound.

With the planned improvement in operations and expected working capital requirements, together with the available cash on hand and available borrowing capacity as of June 30, 2010, we anticipate having sufficient liquidity in place to meet our operating needs and debt covenants for the foreseeable future.

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

We provide our customers certain limited return rights and we have a formal returned goods policy that guides the disposition of returns with our customers. We accrue for sales returns and allowances and cash discounts monthly based on current sales and historical activity. We do not offer our customers price protection rights or concessions. Returns have historically represented less than 1% of gross sales.

We continually monitor the factors that influence rebates and fees, returns and allowances, and other discounts and sales incentives and make adjustments as necessary.

Goodwill

At June 30, 2010, we had $7,119,726 of goodwill consisting of $4,679,684 relating to the First Aid Products acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The assessment is performed using the two-step process required by FASB accounting guidance relating to goodwill. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. For 2009 and 2008, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

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

For 2009 and 2008 and consistent with prior periods, we estimated the fair value of our wound care segment using the “income approach” where we use a discounted cash flow model (“DCF”) in preparing our goodwill impairment assessment.  This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate.  We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets.

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

During the six months ended June 30, 2010, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The following risk factors update the related risk factors set forth in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $1,467,759 for the six months ended June 30, 2010 (unaudited), $1,143,272 in 2009, $3,961,937 in 2008, $2,284,605 in 2007, $1,099,990 in 2005 and $2,338,693 in 2004. At June 30, 2010, we had an accumulated deficit of $22,274,854 (unaudited). We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

Up to 3,322,350 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants and options (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 6,561,826 shares of common stock currently outstanding.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2005 through 2009 and the first six months of 2010 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2005	$3.36	$6.24
2006	$3.60	$7.20
2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010 *	$4.67	$9.00

(*) January 1 through June 30.

Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and

•	The loss of a major customer.

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

DERMA SCIENCES, INC.

Dated: August 12, 2010	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer