Form 10-Q
period 2010-09-30
DERMA SCIENCES, INC.
filed 2010-11-12
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: November 11, 2010	Class:	Common Stock, par value $.01 per share
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

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$409,505	$243,524
Accounts receivable, net	5,361,264	3,372,712
Inventories	13,579,298	11,489,724
Prepaid expenses and other current assets	456,337	456,675
Total current assets	19,806,404	15,562,635
Cash – restricted	-	2,032,164
Equipment and improvements, net	3,412,650	3,741,347
Goodwill	7,119,726	7,119,726
Other intangible assets, net	7,254,725	3,994,250
Other assets, net	341,110	849,753
Total Assets	$37,934,615	$33,299,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	3,658,625	2,306,306
Current maturities of long-term debt	14,503	1,759,185
Accounts payable	4,240,277	3,363,096
Accrued expenses and other current liabilities	2,305,193	1,342,467
Total current liabilities	10,218,598	8,771,054
Long-term debt	-	2,305,851
Other long-term liabilities	69,671	96,564
Deferred tax liability	321,323	355,349
Total Liabilities	10,609,592	11,528,818
Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding: 284,844 shares (liquidation preference of $4,201,426 at September 30, 2010)	2,848	2,851
Common stock, $.01 par value; 18,750,000 authorized; issued and outstanding: 6,561,826 at September 30, 2010; 5,039,468 at December 31, 2009	65,618	50,395
Additional paid-in capital	48,620,586	41,221,613
Accumulated other comprehensive income – cumulative translation adjustments	1,413,377	1,303,293
Accumulated deficit	(22,777,406)	(20,807,095)
Total Shareholders’ Equity	27,325,023	21,771,057
Total Liabilities and Shareholders’ Equity	$37,934,615	$33,299,875

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended September 30,
	2010	2009
Net Sales	$15,096,134	$12,882,425
Cost of sales	10,666,204	8,838,154
Gross Profit	4,429,930	4,044,271
Operating Expenses
Selling, general and administrative	4,690,054	3,677,182
Research and development	175,380	70,412
Total operating expenses	4,865,434	3,747,594
Operating (loss) income	(435,504)	296,677
Other expense, net:
Interest expense	119,521	220,839
Other income	(75,530)	(69,002)
Total other expense	43,991	151,837
(Loss) income before provision for income taxes	(479,495)	144,840
Provision for income taxes	23,057	5,237
Net (Loss) Income	$(502,552)	$139,603
Net (loss) income per common share – basic and diluted	$(0.08)	$0.03
Shares used in computing net (loss) income per common share – basic	6,561,826	5,039,468
Shares used in computing net (loss) income per common share – diluted	6,561,826	5,366,413

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months ended September 30,
	2010	2009
Net Sales	$41,170,621	$34,877,658
Cost of sales	28,687,388	24,051,984
Gross Profit	12,483,233	10,825,674
Operating Expenses
Selling, general and administrative	13,603,071	11,244,347
Research and development	415,232	288,338
Total operating expenses	14,018,303	11,532,685
Operating loss	(1,535,070)	(707,011)
Other expense, net:
Interest expense	414,120	631,909
Loss on debt extinguishment	114,072	-
Other income	(253,661)	(112,791)
Total other expense	274,531	519,118
Loss before provision (benefit) for income taxes	(1,809,601)	(1,226,129)
Provision (benefit) for income taxes	160,709	(47,151)
Net Loss	$(1,970,310)	$(1,178,978)
Net loss per common share – basic and diluted	$(0.31)	$(0.23)
Shares used in computing net loss per common share – basic and diluted	6,259,205	5,028,891

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net Loss	$(1,970,310)	$(1,178,978)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of equipment and improvements	712,622	622,171
Amortization of intangible assets	1,248,525	987,380
Amortization of deferred financing costs	87,501	108,512
Loss on debt extinguishment	114,072	-
Provision for (recovery of) bad debts	22,269	(87,044)
Allowance for sales adjustments	54,446	630,679
Provision for inventory obsolescence	399,355	257,702
Deferred rent expense	(16,425)	51,529
Compensation charge for employee stock options	618,278	668,658
Compensation charge for restricted stock	42,666	18,148
Gain on sale of equipment	-	(59,031)
Deferred income taxes	(41,109)	(21,363)
Changes in operating assets and liabilities:
Accounts receivable	(2,065,267)	(394,402)
Inventories	(2,405,249)	1,630,394
Prepaid expenses and other current assets	5,556	(70,629)
Other assets	310,505	(452)
Accounts payable	814,506	(802,634)
Accrued expenses and other current liabilities	882,080	(763,821)
Other long-term liabilities	(8,862)	8,788
Net cash (used in) provided by operating activities	(1,194,841)	1,605,607
Investing Activities
Purchase of equipment and improvements	(337,011)	(185,222)
Purchase of intangible asset	(2,250,000)	-
Proceeds from sale of equipment	-	61,000
Net cash used in investing activities	(2,587,011)	(124,222)
Financing Activities
Net change in bank line of credit	1,352,319	(611,016)
Long-term debt repayments	(4,050,533)	(975,339)
Net change in restricted cash	2,032,164	(15,142)
Proceeds from issuance of stock, net of costs	4,491,279	(9,290)
Net cash provided by (used in) financing activities	3,825,229	(1,610,787)
Effect of exchange rate changes on cash	122,604	138,362
Net increase in cash and cash equivalents	165,981	8,960
Cash and cash equivalents
Beginning of period	243,524	391,038
End of period	$409,505	$399,998
Supplemental disclosures of cash flow information:
Issuance of common stock and warrants for purchase of intangible asset	$2,259,000	$-
Cash paid during the period for:
Interest	$346,443	$494,704
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Information included in the condensed balance sheet as of December 31, 2009 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in Form 10-K previously filed with the Securities and Exchange Commission. For further information, refer to that Form 10-K.

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

Net (Loss) Income per Share – Net (loss) income per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net (loss) income per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2010 and the nine months ended September 30, 2009 as the effect would be anti-dilutive.

Total dilutive shares that have or would have been used to compute diluted income per common share for the three and nine months ended September 30, 2010 and 2009 are outlined below:

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding – basic	6,561,826	5,039,468	6,259,205	5,028,891
Dilutive shares attributable to:
Convertible preferred stock	–	285,051	–	–
Warrants	–	1,575	–	–
Stock options	–	40,319	–	–

Sub-total dilutive shares	–	326,945	–	–

Weighted average common shares outstanding – diluted	6,561,826	5,366,413	6,259,205	5,028,891

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dilutive shares:
Convertible preferred stock	284,844	–	284,844	285,051
Restricted common stock	20,000	–	20,000	–
Warrants	1,734,531	1,097,833	1,734,531	1,099,407
Stock options	1,265,600	1,138,821	1,265,600	1,179,141

Total dilutive shares	3,304,975	2,236,654	3,304,975	2,563,599

2.	Inventories

Inventories include the following:

	September 30, 2010	December 31, 2009

Finished goods	$9,070,100	$7,804,339
Work in process	965,226	466,365
Packaging materials	873,994	722,148
Raw materials	2,669,978	2,496,872

Total inventory	$13,579,298	$11,489,724

3.	Line of Credit Borrowings

In November 2007, the Company entered into a five-year revolving credit agreement providing for maximum borrowings of $8,000,000 with a U.S. lender. The revolving credit agreement was amended from time to time, the latest of which was March 26, 2010. Advances under the revolving credit agreement, as amended may be drawn, up to 85% of eligible receivables (as defined) and 44% of eligible inventory (as defined) less a minimum excess availability reserve of $1,000,000. Interest on outstanding advances under the amended revolving credit agreement is payable at the three month LIBOR rate subject to a 1.50% floor plus 4.25% . In addition, the Company pays a monthly unused line fee of 0.5% per annum on the difference between the daily average amount of advances outstanding under the amended agreement and $8,000,000 together with a monthly collateral management fee of $2,000. At September 30, 2010 the effective interest rate was 5.75% and the outstanding balance was $3,658,625.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

4.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009

U.S. term loan	$-	$3,500,000
Promissory note	-	500,000
Capital lease obligation	14,503	65,036

Total debt	14,503	4,065,036

Less: current maturities	14,503	1,759,185

Long-term debt	$-	$2,305,851

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

Capital Lease Obligations

The Company has an outstanding capital lease obligation for certain office furniture totaling $14,503 as of September 30, 2010. The capital lease obligation bears interest at 6.8% with the lease term expiring in February 2011.

5.	Shareholders’ Equity

Preferred Stock

There are 18,598 shares of series A convertible preferred stock outstanding at September 30, 2010. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and maintains voting rights identical to the common stock on all other matters.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

There are 54,943 shares of series B convertible preferred stock outstanding at September 30, 2010. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 77,384 shares of series C convertible preferred stock outstanding at September 30, 2010. The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $5.60 per share, votes as a class on matters affecting the series C preferred stock and maintains voting rights identical to the common stock on all other matters.

There are 133,919 shares of series D convertible preferred stock outstanding at September 30, 2010. The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, maintains a liquidation preference averaging $4.00 per share, votes as a class on matters affecting the series D preferred stock and maintains voting rights identical to the common stock on all other matters.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants

At September 30, 2010, the Company had warrants outstanding to purchase 1,734,531 shares of the Company’s common stock as outlined below:

Series	Number of Warrants	Exercise Price	Expiration Date

H	331,915	$8.00	April 30, 2011
I	94,351	$5.76	April 30, 2011
J	267,858	$6.16	May 31, 2013
K	399,064	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	372,600	$5.50	February 22, 2015
P	29,160	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015

Total	1,734,531

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 1,250,000 shares of common stock may be issued (“plan options”). The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. Plan options to purchase 243,625 and 207,813 shares of common stock were granted to officers, directors, agents and employees during the nine months ended September 30, 2010 and 2009, respectively, with exercise prices ranging from $3.12 to $5.12 per share. During the nine months ended September 30, 2010 and 2009, 16,249 and 1,875 plan options were forfeited, respectively, and during the nine months ended September 30, 2010, 3,751 were exercised. As of September 30, 2010, options to purchase 1,082,974 shares of the Company’s common stock were issued and outstanding under the plan.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. During the nine months ended September 30, 2010 and 2009, 24,375 and 29,625 non-plan options expired. As of September 30, 2010, non-plan options to purchase 182,626 shares of the Company’s common stock were issued and outstanding.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2010 and 2009 follows:

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	1,066,350	$5.08	1,002,828	$5.52
Granted	243,625	$5.09	207,813	$3.04
Forfeited	(16,249)	$4.43	(1,875)	$5.60
Expired	(24,375)	$6.00	(29,625)	$8.88
Exercised	(3,751)	$3.33	-

Outstanding – September 30	1,265,600	$5.08	1,179,141	$5.04

Exercisable at September 30	986,498	$5.19	848,906	$5.36

During the nine months ended September 30, 2010 and 2009 the fair value of each service and performance based option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Risk-free interest rate	1.78%	2.88%	2.54%	2.31%
Volatility factor	107.5%	83.73%	79.97%	92.16%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25
Contractual life (years)	10	10	10	10

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

The weighted average fair value per share of options granted during the nine months ended September 30, 2010 and 2009 was $3.59 and $2.34, respectively. During the three and nine months ended September 30, 2010 and 2009, stock option compensation expense was recorded as follows:

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cost of sales	$18,885	$23,327	$58,383	$73,764
Selling, general and administrative expenses	182,262	169,461	559,895	594,894

Total stock option compensation expense	$201,147	$192,788	$618,278	$668,658

As of September 30, 2010, there was $591,703 of unrecognized compensation cost related to non-vested service and $59,565 non-vested performance based awards granted under the plan. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.46 years for the service and .25 years for the performance based awards.

For the nine months ended September 30, 2010 and 2009, no income tax benefit was recognized related to stock option activity.

Restricted Common Stock

The Company has a restricted common stock plan in which 312,500 shares of common stock are reserved for issuance.

In May, 2010, 20,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors and vest one year from date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $102,400 or $5.12 per share. For the nine months ended September 30, 2010, $42,666 was recorded in operating expense for these grants.

In May, 2006, 21,875 shares of restricted common stock were granted to non-employee members of the Company’s board of directors and vested three years from the date of the grant. The fair market value at the date of grant, determined by the quoted market price, was $145,250 or $6.64 per share. The fair market value of the grant was recognized as compensation expense over the three-year service period. For the nine months ended September 30, 2009, $18,148 was recorded in operating expense for these grants.

Shares Reserved for Future Issuance

At September 30, 2010, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	284,844
Common stock options available for grant	167,026
Common stock options outstanding	1,265,600
Common stock warrants outstanding (series H – Q)	1,734,531
Restricted common stock available for grant	270,625
Restricted common stock grants	20,000

Total common stock shares reserved	3,742,626

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Comprehensive (Loss) Income

The Company’s comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net (loss) income as reported	$(502,552)	$139,603	$(1,970,310)	$(1,178,978)
Other comprehensive income:
Foreign currency translation adjustment	181,751	363,948	110,084	610,150

Comprehensive (loss) income	$(320,801)	$503,551	$(1,860,226)	$(568,828)

7.	Operating Segments

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

Segment sales, gross profit and other related information for 2010 and 2009 are as follows:

Three Months Ended September 30, 2010

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$14,511,806	$428,476	$155,852	-	$15,096,134

Gross profit	4,165,478	228,010	36,442	-	4,429,930
Total expenses	-	-	-	$(4,932,482)	(4,932,482)

Net loss					$(502,552)

Three Months Ended September 30, 2009

Net sales	$12,289,311	$409,565	$183,549	-	$12,882,425

Gross profit	3,765,137	231,070	48,064	-	4,044,271
Total expenses	-	-	-	$(3,904,668)	(3,904,668)

Net income					$139,603

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2010

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$39,451,842	$1,303,627	$415,152	-	$41,170,621

Gross profit	11,675,826	705,387	102,020	-	12,483,233
Total expenses	-	-	-	$(14,453,543)	(14,453,543)

Net loss					$(1,970,310)

Nine Months Ended September 30, 2009

Net sales	$33,023,590	$1,307,327	$546,741	-	$34,877,658

Gross profit	9,969,307	714,272	142,095	-	10,825,674
Total expenses	-	-	-	$(12,004,652)	(12,004,652)

Net loss					$(1,178,978)

The following table presents net sales by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

United States	72%	72%	69%	72%
Canada	22%	23%	25%	22%
Other	6%	5%	6%	6%

For the nine months ended September 30, 2010, one U.S. customer was responsible for 13% of U.S. sales. The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada operations trade accounts receivable at September 30, 2010.

8.	Income Taxes

The Company recorded a $160,709 foreign income tax provision for the nine months ended September 30, 2010 and a $47,151 foreign income tax benefit for the nine months ended September 30, 2009 based on the operating results of the Company’s wholly owned Canadian subsidiary. The 2010 provision was comprised of $201,818 current foreign tax payable and $41,109 deferred foreign tax benefit while the 2009 benefit was comprised of $25,788 current foreign tax and $21,363 deferred foreign tax benefits. No benefit was realized for the Company’s net loss from U.S. operations in the nine months ended September 30, 2010 and 2009 due to uncertainties surrounding the Company’s ability to utilize its net operating loss carry forwards.

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

10.           Subsequent Events

On November 2, 2010, the Company was notified that it had been awarded a $244,479 grant from the U. S. government under the HR: 3590 – Patient Protection and Affordable Care Act (the “Act”) in connection with DSC127 its novel pharmaceutical product currently undergoing its Phase II trial. Applicants were required to submit detailed information demonstrating that their research conformed to the parameters of the Act, along with a summary of qualifying expenditures that formed the basis for the award.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Overview

The following table highlights the quarter ended September 30, 2010 versus 2009 operating results:

	Quarter Ended September 30,		Variance
	2010	2009
Gross Sales	$17,653,812	$15,356,917	$2,296,895	15.0%
Sales adjustments	(2,557,678)	(2,474,492)	(83,186)	3.4%
Net sales	15,096,134	12,882,425	2,213,709	17.2%
Cost of sales	10,666,204	8,838,154	1,828,050	20.7%
Gross profit	4,429,930	4,044,271	385,659	9.5%
Selling, general and administrative expense	4,690,054	3,677,182	1,012,872	27.5%
Research and development expense	175,380	70,412	104,968	149.1%
Interest expense	119,521	220,839	(101,318)	(45.9)%
Other income, net	(75,530)	(69,002)	(6,528)	9.5%
Total expenses	4,909,425	3,899,431	1,009,994	25.9%
(Loss) income before income taxes	(479,495)	144,840	(624,335)	431.1%
Provision for income taxes	23,057	5,237	17,820
Net (loss) income	$(502,552)	$139,603	$(642,155)

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended September 30,
	2010	2009
Gross Sales	$17,653,812	$15,356,917
Trade rebates	(1,868,953)	(1,820,697)
Distributor fees	(301,711)	(266,783)
Sales incentives	(185,638)	(164,711)
Returns and allowances	(79,910)	(118,355)
Cash discounts	(121,466)	(103,946)
Total adjustments	(2,557,678)	(2,474,492)
Net sales	$15,096,134	$12,882,425

Trade rebates increased in 2010 versus 2009 due principally to higher Canadian sales subject to rebate, partially offset by the discontinuation of a significant U.S. private label customer rebate program effective November 1, 2009. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense reflects a increase in the number of the traditional wound care and private label sales incentive programs, partially offset by lower first aid products sales incentive programs in 2010 versus 2009. The sales returns and allowances decrease is due to a lower incidence of advanced wound care, private label and first aid product returns in 2010 versus 2009. The increase in cash discounts reflects higher U.S. sales subject to cash discount.

Rebate Reserve Roll Forward

A three month roll forward of the trade rebate accruals at September 30, 2010 and 2009 is outlined below:

	Quarter Ended September 30,
	2010	2009
Beginning balance – June 30	$2,385,569	$2,309,304
Rebates paid	(1,874,922)	(1,759,195)
Rebates accrued	1,868,953	1,820,697
Ending balance – September 30	$2,379,600	$2,370,806

The $5,969 decrease in the trade rebate reserve balance for the three months ended September 30, 2010 is due to timing. There has been no other discernable change in the nature of our business in 2010 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the September 30, 2010 versus 2009 product line net sales and gross profit:

	Quarter Ended September 30,		Variance
	2010	2009
Net Sales	$15,096,134	$12,882,425	$2,213,709	17.2%
Cost of sales	10,666,204	8,838,154	1,828,050	20.7%
Gross Profit	$4,429,930	$4,044,271	$385,659	9.5%

Gross Profit %	29.3%	31.4%

Consolidated net sales increased $2,213,709, or 17.2% (16.0% adjusted for exchange), in 2010 versus 2009. Canadian net sales increased $251,138, or 8.7%, to $3,144,667 in 2010 from $2,893,529 in 2009. This increase was driven by favorable exchange of $152,221 associated with a 5.3% strengthening of the Canadian dollar, coupled with sales growth of $98,917. The sales growth reflects the impact of real growth of $499,229, or 17.3% due to higher demand, partially offset by an inventory decrease on the part of our exclusive Canadian distributor of $400,312 during the quarter. U.S. net sales increased $1,622,782, or 16.2%, to $11,611,678 in 2010 from $9,988,896 in 2009. The increase was principally driven by higher first aid product sales of $1,413,528, or 42.7%, and advanced wound care sales of $458,754, or 21.3%, partially offset by lower private label sales of $279,539, or 12.5%. The balance of U.S. sales consisting of traditional wound care, specialty fixation, burn care and skin care and bathing sales were up 1.3% quarter to quarter. The increase in first aid products sales reflects new business, improving demand and the spot sale of slow moving inventory. The higher advanced wound care sales reflect continued growth of our new products in response to expanded sales and marketing efforts. The decrease in private label sales reflects the loss of business and timing. Advanced wound care sales of $339,789 associated with our recently initiated international growth strategy also contributed to the consolidated net sales increase.

Consolidated advanced wound care sales increased $852,311, or 38.1%, to $3,087,831 in 2010 from $2,235,520 in 2009. All other sales (core sales) increased $1,361,398, or 12.8%, to $12,008,303 in 2010 from $10,646,905 in 2009.

Consolidated gross profit increased $385,659, or 9.5%, in 2010 versus 2009. The consolidated gross profit margin percentage decreased to 29.3% in 2010 from 31.4% in 2009. The increase in gross profit dollars reflects the higher sales, partially offset by the lower gross profit margin percentage. The lower gross margin profit percentage reflects the increase in lower margined core sales, coupled with increasing product costs and higher obsolescence and transportation expenses, partially offset by the benefit of increasing higher margined advanced wound care sales.

Selling, General and Administrative Expenses

The following table highlights September 30, 2010 versus 2009 selling, general and administrative expenses by type:

	Quarter Ended September 30,		Variance
	2010	2009
Distribution	$436,772	$443,592	$(6,820)	(1.5)%
Marketing	405,516	371,624	33,892	9.1%
Sales	1,819,067	1,306,140	512,927	39.3%
General and administrative	2,028,699	1,555,826	472,873	30.4%
Total	$4,690,054	$3,677,182	$1,012,872	27.5%

Selling, general and administrative expenses increased $1,012,872, or 27.5% (26.7% adjusted for exchange), in 2010 versus 2009, including an increase of $32,349 in Canadian selling, general and administrative expenses attributable to exchange.

Distribution expense decreased $6,820, or 1.5% (2.2% adjusted for exchange), in 2010 versus 2009, including an increase of $2,925 due to exchange.  This decrease reflects lower labor requirements in the Houston distribution center, partially offset by higher labor requirements in St. Louis coupled with lower operating expenses.

Marketing expense increased $33,892, or 9.1% (8.8% adjusted for exchange), in 2010 versus 2009, including an increase of $549 due to exchange. The increase is principally attributable to higher U.S. compensation and recruiting costs in support of our growth initiatives. Lower overall first aid product spending also contributed.

Sales expense increased $512,927, or 39.3% (38.5% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $10,752 (including a $9,871 increase related to exchange) due to higher compensation and benefit and commission costs, partially offset by lower group purchasing organization fees.  Expenses in the U.S. increased $304,149. This increase is principally attributable to incremental expense associated with the planned expansion of the U.S. sales force from ten to twenty representatives that was completed by the end of June, partially offset by lower first aid products compensation and benefits associated with a position eliminated in the first quarter and not replaced. Incremental international expenses of $198,026 for compensation and benefits, travel, recruiting and sample expenses associated with the start up of our international growth initiative also contributed.

General and administrative expense increased $472,873, or 30.4% (29.2% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $31,510 (including a $19,004 increase related to exchange). Net of exchange, expenses were up $12,506 driven principally by compensation and benefits associated with inflationary increases and one new position, coupled with higher insurance and audit expenses. Expenses in the U. S. increased $414,878. This increase reflects incremental amortization expense of $112,700 associated with the worldwide Medihoney license agreement signed in February 2010, higher legal expense of  $89,600 principally associated with intellectual property maintenance expenses, higher board related expense of $72,900, higher planned investor relations expenses of $43,200 designed to increase investor awareness and improve our stock’s trading volume, bad debt expense of $35,900, together with higher travel, professional service and inflation driven compensation and benefit expenses.  Incremental international expenses of $26,485 consisting of transition related management, legal and travel expenses associated with the start up of our international growth initiative also contributed.

Research and Development Expense

Research and development expense increased $104,968 to $175,380 in 2010 from $70,412 in 2009. The increase reflects incremental patient enrollment costs leading up to the close out of trial enrollment in September, 2010 together with ongoing monthly data management expenses that began in October 2009.

Interest Expense

Interest expense decreased $101,318 to $119,521 in 2010 from $220,839 in 2009. The decrease is principally attributable to lower term and promissory note interest associated with the payoff of these loans in February 2010, lower timing related loan related fees and lower deferred financing expense due to the write-off of a portion of the outstanding deferred financing balance in connection with the payoff of the term loan. Ongoing line of credit interest was higher quarter to quarter due to higher borrowing levels and slightly higher interest rates.

Other Income

Other income increased $6,528 to $75,530 in 2010 from $69,002 in 2009. The main drivers for the net quarter to quarter increase were higher royalty and miscellaneous income, partially offset by lower exchange income.

Income Taxes

We recorded a $23,057 foreign income tax provision for 2010 consisting of a $25,174 current foreign tax provision and a $2,117 deferred foreign tax benefit based on our Canadian subsidiary’s operating results. No tax benefit was recorded for our U.S. operations in 2010 or 2009 due to uncertainty surrounding our ability to use available net operating loss carry forwards and net deferred tax assets.  In 2009, we recorded a $5,237 foreign income tax provision consisting of a $3,896 current foreign tax provision and a $1,341 deferred foreign tax provision based on our Canadian subsidiary’s operating results.

Due to uncertainties surrounding our ability to use our U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net (Loss) Income

We generated a net loss of $502,552, or ($0.08) per share (basic and diluted), in 2010 compared to a net income of $139,603, or $0.03 per share (basic and diluted), in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Overview

The following table highlights the nine months ended September 30, 2010 versus 2009 operating results:

	Nine Months Ended September 30,		Variance
	2010	2009
Gross Sales	$48,918,341	$41,668,350	$7,249,991	17.4%
Sales adjustments	(7,747,720)	(6,790,692)	(957,028)	14.1%
Net sales	41,170,621	34,877,658	6,292,963	18.0%
Cost of sales	28,687,388	24,051,984	4,635,404	19.3%
Gross profit	12,483,233	10,825,674	1,657,559	15.3%

Selling, general and administrative expense	13,603,071	11,244,347	2,358,724	21.0%
Research and development expense	415,232	288,338	126,894	44.0%
Interest expense	414,120	631,909	(217,789)	(34.5)%
Loss on debt extinguishment	114,072	-	114,072
Other income, net	(253,661)	(112,791)	(140,870)	124.9%
Total expenses	14,292,834	12,051,803	2,241,031	18.6%
Loss before income taxes	(1,809,601)	(1,226,129)	(583,472)	47.6%
Provision (benefit) for income taxes	160,709	(47,151)	207,860
Net loss	$(1,970,310)	$(1,178,978)	$(791,332)	67.1%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2010	2009
Gross Sales	$48,918,341	$41,668,350
Trade rebates	(5,772,856)	(4,934,121)
Distributor fees	(970,664)	(711,980)
Sales incentives	(422,610)	(453,411)
Returns and allowances	(253,372)	(384,403)
Cash discounts	(328,218)	(306,777)
Total adjustments	(7,747,720)	(6,790,692)
Net sales	$41,170,621	$34,877,658

Trade rebates increased in 2010 versus 2009 due principally to higher Canadian sales subject to rebate, partially offset by the discontinuation of a significant U.S. private label customer rebate program effective November 1, 2009. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The decrease in sales incentive expense reflects a reduction in the number of first aid products sales incentive programs, partially offset by an expansion of the incentive plan with a significant customer in 2010 versus 2009. The sales returns and allowances decrease is principally due to the non-recurrence of higher first aid products related returns in 2009, partially offset by higher Canadian returns. The increase in cash discounts reflects higher U.S. sales subject to cash discount.

Rebate Reserve Roll Forward

A nine month roll forward of the trade rebate accruals at September 30, 2010 and 2009 is outlined below:

	Nine Months Ended September 30,
	2010	2009
Beginning balance – January 1	$2,493,232	$2,660,086
Rebates paid	(5,886,488)	(5,223,401)
Rebates accrued	5,772,856	4,934,121
Ending balance – September 30	$2,379,600	$2,370,806

The $113,632 decrease in the trade rebate reserve balance for the nine months ended September 30, 2010 reflects the decision of one significant U.S. private label customer to discontinue its rebate program effective November 1, 2009 and the subsequent payment of the outstanding balance due this customer in 2010, partially offset by an increase in the Canadian reserve due to higher sales. There has been no other discernable change in the nature of our business in 2010 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the September 30, 2010 versus 2009 product line net sales and gross profit:

	Nine Months Ended September 30,		Variance
	2010	2009
Net Sales	$41,170,621	$34,877,658	$6,292,963	18.0%
Cost of sales	28,687,388	24,051,984	4,635,404	19.3%
Gross Profit	$12,483,233	$10,825,674	$1,657,559	15.3%

Gross Profit %	30.3%	31.0%

Consolidated net sales increased $6,292,963, or 18.0% (15.4% adjusted for exchange), in 2010 versus 2009. Canadian net sales increased $2,411,374, or 30.7%, to $10,254,592 in 2010 from $7,843,218 in 2009. This increase was driven by favorable exchange of $936,436 associated with an 11.4% strengthening of the Canadian dollar, coupled with sales growth of $1,474,938. The sales growth reflects the impact of real growth of $469,532, or 6.0%, due to higher demand, coupled with $1,005,070 related to an inventory build on the part of our exclusive Canadian distributor. U.S. net sales increased $3,124,853, or 11.6%, to $30,159,293 in 2010 from $27,034,440 in 2009. The increase was principally driven by higher first aid product sales of $1,892,724, or 20.2%, and advanced wound care sales of $1,657,357, or 31.8%, partially offset by lower private label sales of $311,378, or 5.2%, and skin care and bathing sales of $136,536, or 26.8%. The balance of U.S. sales consisting of traditional wound care, burn care and specialty fixation were flat period to period. The increase in first aid products sales reflects new business, improving demand and the spot sale of slow moving inventory.  The higher advanced wound care sales reflect continued growth of our new products in response to expanded sales and marketing efforts. Advanced wound care sales of $756,736 associated with our recently initiated international growth strategy also contributed to the consolidated net sales increase.

Consolidated advanced wound care sales increased $2,568,563, or 48.1%, to $7,906,220 in 2010 from $5,337,657 in 2009. All other sales (core sales) increased $3,724,400, or 12.6%, to $33,264,401 in 2010 from $29,540,001 in 2009.

              Consolidated gross profit increased $1,657,559, or 15.3%, in 2010 versus 2009. The consolidated gross profit margin percentage decreased to 30.3% in 2010 from 31.0% in 2009. The increase in gross profit dollars reflects the higher sales, partially offset by the lower gross profit margin percentage. The lower gross margin percentage reflects the increase in lower margined core sales, coupled with increasing product costs and higher obsolescence and transportation expenses, partially offset by the benefit of increasing higher margined advanced wound care sales.

Selling, General and Administrative Expenses

The following table highlights September 30, 2010 versus 2009 selling, general and administrative expenses by type:

	Nine Months Ended September 30,		Variance
	2010	2009
Distribution	$1,342,207	$1,331,067	$11,140	0.1%
Marketing	1,258,378	1,201,411	56,967	4.7%
Sales	4,947,452	3,743,003	1,204,449	32.2%
General and administrative	6,055,034	4,968,866	1,086,168	21.9%
Total	$13,603,071	$11,244,347	$2,358,724	21.0%

Selling, general and administrative expenses increased $2,358,724, or 21.0% (19.8% adjusted for exchange), in 2010 versus 2009, including an increase of $136,864 in Canadian selling, general and administrative expenses attributable to exchange.

Distribution expense increased $11,140, or 0.1%, in 2010 versus 2009 due to exchange. Excluding exchange, distribution expenses decreased $10,132. This slight decrease reflects lower labor requirements in the Houston distribution center and lower utilities due to a warmer average temperature in 2010, partially offset by higher inflation related compensation and benefit, lease and operating expenses.

Marketing expense increased $56,967, or 4.7% (3.8% adjusted for exchange), in 2010 versus 2009, including an increase of $11,162 due to exchange. The increase is attributable to higher U.S. advanced wound care related compensation, recruiting and literature expenses, coupled with higher Canadian promotion and show expenses in support of our advanced wound care growth initiatives, partially offset by lower promotion and sampling  expenses.

Sales expense increased $1,204,449, or 32.2% (30.6% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $104,099 (including a $60,358 increase related to exchange) due to higher compensation and benefit costs, travel and sales volume related group purchasing organization expenses.  Expenses in the U. S. increased $700,527. This increase is attributable to incremental costs of approximately $677,000 consisting of compensation and benefits, travel and recruiting expenses associated with the expansion of the advanced wound care sales force from ten to twenty representatives that was completed in June 2010, higher sales volume related first aid products broker commission expense of $86,000, higher sales tracing fees of $52,000 and higher customer service expenses of $36,000 associated with the annualization of the staffing increases implemented in 2009.  Offsetting these increases were lower first aid products operating costs associated with the termination of an executive in the first quarter 2010 and lower non first aid products related operating expenses. Also contributing were incremental international expenses of $399,823 consisting of compensation and benefits, travel, recruiting and sample expenses associated with the start up of our international growth initiative.

General and administrative expense increased $1,086,168, or 21.9% (19.1% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $203,900 (including a $136,864 increase related to exchange). Net of exchange, expenses were up $67,036 driven principally by compensation and benefits associated with inflationary increases and one new position, information technology expenses related to software upgrades and professional service expenses. Expenses in the U.S. increased $762,549. This increase reflects incremental amortization expense of $262,300 associated with the worldwide Medihoney license agreement signed in February 2010, higher planned investor relations expenses of $147,400 designed to increase investor awareness, bad debt expense of $103,300, higher legal fees of $90,200 principally associated with intellectual property maintenance, higher board related expense of $81,600 together with  higher travel, professional services and inflation driven compensation and benefit expenses, partially offset by lower equity based compensation expense.  Incremental international expenses of $119,719 consisting principally of transition related management, legal and travel expenses associated with the start up of our international growth initiative also contributed.

Research and Development Expense

Research and development expense increased $126,894 to $415,232 in 2010 from $288,338 in 2009. The increase reflects data management expense of $90,000 plus incremental patient enrollment related costs of $64,000 leading up to the close out of trial enrolment in September 2010. Offsetting these increases were lower patent maintenance related legal costs and other expenses.

Interest Expense

Interest expense decreased $217,789 to $414,120 in 2010 from $631,909 in 2009. The decrease is principally attributable to lower term and promissory note interest associated with the payoff of these loans in February 2010, lower loan related fees and lower deferred financing expense due to the write-off of a portion of the outstanding deferred financing balance in connection with the payoff of the term loan. These decreases were partially offset by higher line of credit interest attributable to higher borrowing levels and interest rates.

Loss on Extinguishment of Debt

In connection with the payoff of our term loan in February 2010, we took a charge of $114,072 representing that portion of the unamortized deferred financing costs relating to the term loan.

Other Income

Other income increased $140,870 to $253,661 in 2010 from $112,791 in 2009. The main drivers for the net period to period increase was an exchange gain of $173,000 and higher royalty income $21,000, partially offset by the non-recurrence of approximately $60,000 of gains on miscellaneous asset sales principally associated with the closure of the first aid product manufacturing operation.

Income Taxes

We recorded a $160,709 foreign income tax provision for 2010 consisting of a $201,818 current foreign tax provision and a $41,109 deferred foreign tax benefit based on our Canadian subsidiary’s operating results. No tax benefit was recorded for our U.S. operations in 2010 or 2009 due to uncertainty surrounding our ability to use available net operating loss carry forwards and net deferred tax assets.  In 2009, we recorded a $47,151 foreign income tax benefit consisting of a $25,788 current tax and a $21,363 deferred foreign tax benefit based on our Canadian subsidiary’s operating results.

Due to uncertainties surrounding our ability to use our U.S. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. net deferred tax assets has been provided.

Net Loss

We generated a net loss of $1,970,310, or $0.31 per share (basic and diluted), in 2010 compared to a net loss of $1,178,978, or $0.23 per share (basic and diluted), in 2009.

Liquidity and Capital Resources

Cash Flow and Working Capital

              At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $409,505 and $243,524, respectively. The $165,981 increase in cash reflects net cash provided by financing activities of $3,825,229 partially offset by cash used in investing activities of $2,587,011 and operating activities of $1,194,841, together with cash provided as a result of exchange rate changes of $122,604.

Net cash used in operating activities of $1,194,841 stems from $1,271,890 cash provided from operations (net loss plus non-cash items), together with $2,466,731 cash used from the net change in operating assets and liabilities.  Higher receivables and inventory, offset by accounts payable and accrued liabilities, were the main drivers behind the net cash used in connection with the net change in operating assets and liabilities. The increase in receivables reflects a higher level of current sales, addition of receivables related to the international business and the final payoff of rebates owed in connection with the discontinuation of a significant rebate program. The increase in inventory reflects a build up to support new products, addition of the international business and to improve customer service levels in certain segments of our business. The increase in accounts payable reflects an increase in payables related to inventory purchases, addition of the international business and higher overall spending levels. The increase in accrued expenses and other current liabilities principally reflects higher Canadian rebates due to higher sales, accrued foreign taxes payable and the recording of a severance accrual.

Net cash used in investing activities of $2,587,011 reflects $2,250,000 cash used to purchase the worldwide Medihoney license rights and capital expenditures of $337,011.

Net cash provided by financing activities of $3,825,229 reflects net proceeds of:  $4,491,279 from the sale of stock in connection with a secondary public offering completed in February and the exercise of stock options; $2,032,164 from funds previously restricted; and $1,352,319 from an increase in the line of credit. Offsetting these inflows were $4,050,533 in debt payments consisting of regularly scheduled debt repayments, together with the full payment of the balances of our term loan and our promissory note.

Working capital increased $2,796,225 at September 30, 2010 to $9,587,806 from $6,791,581 at December 31, 2009. This increase principally reflects the cash infusion associated with the equity raise completed in February, a portion of the proceeds of which were used to pay off short term debt of $1,700,000, and the net balance of $461,619 that was used for general working capital purposes. Working capital of this magnitude is considered sufficient to support ongoing operations.

Based on current forecasts, there are no Medihoney sales related milestone payments anticipated in the next twelve months.

Financing Arrangements

With cash on hand of $409,505, together with available cash under our line of credit of $1,194,591, we had $1,604,096 of available liquidity at September 30, 2010, versus $2,342,579 at December 31, 2009.

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

On March 26, 2010, our U.S. lender modified the terms of our five year revolving credit and security agreement to take into account the payment of the term loan.  The existing financial covenants were replaced with twelve month rolling fixed charge coverage and total debt coverage covenants. The lender also reduced the minimum 3 month LIBOR rate from 3.00% to 1.50% and authorized the payment of our $500,000 unsecured promissory note, which was paid on March 31, 2010. In addition, the minimum excess availability reserve was reduced from $1,500,000 to $1,000,000, thereby increasing our borrowing availability by $500,000.

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

The launch of a number of new products in recent years bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad. We continue to work on our pipeline and have identified several product line extensions for existing products and new products that are capable of contributing to future sales growth. We believe that the first aid products line continues to represent a growth opportunity. Sales for the balance of our product lines are expected to remain relatively stable.

Our strategy for growth is:

1.
Assuming the existing resources in place are generating the expected return, we will continue to expand our investment in sales and marketing resources in support of our advanced wound care products in the U.S. Starting with ten sales representatives at the beginning of the year, we presently have twenty direct sales representatives in place.

2.
The first aid products business represents a growth opportunity. In addition to its core business opportunities, the first aid products business will serve as a platform for introducing our existing advanced and traditional wound care products to new customers and markets, especially the retail market. We continue to work on completion of a cost effective supply chain for first aid products. The supply chain is expected to be fully operational within the next three months, at which time we expect to be able to begin to improve liquidity by reducing the level of inventory required to support the business.

3.
In February 2010, we licensed the worldwide rights to Medihoney. This will serve as the catalyst for the expansion of our international business. We have establish a direct presence in Europe and, ultimately, in other areas of the world employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

4.
We made a significant investment in DSC 127 beginning in December 2007. While the launch of DSC 127 is several years away, we believe the market potential for this product is considerable. The product began Phase II trials in early 2008 to achieve proof of principle in a human model. The projected cost to complete the Phase II trial is approximately $1,870,000 (excluding any grant funding received), including $1,468,116 spent through September 2010. We plan to continue with this investment and anticipate spending approximately $401,884 to complete the Phase II trial. Enrollment in the trial was closed at the end of September.  We expect to announce top-line efficiency data by the end of the year or early next year and complete the study and file our report with the FDA by the end of September 2011. In November 2010, we received a $244,479 grant from the federal government under the Patient Protection and Affordable Care Act to assist in the financing of the trial.

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

With the planned improvement in operations and expected working capital requirements, together with the available cash on hand and available borrowing capacity as of September 30, 2010, we anticipate having sufficient liquidity in place to meet our operating needs and debt covenants for the foreseeable future.

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

Goodwill

At September 30, 2010, we had $7,119,726 of goodwill consisting of $4,679,684 relating to the First Aid Products acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.  The assessment is performed using the two-step process required by FASB accounting guidance relating to goodwill.  The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any.  The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.  For 2009 and 2008, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

During the nine months ended September 30, 2010, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The following risk factors update the related risk factors set forth in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $1,970,310 for the nine months ended September 30, 2010 (unaudited), $1,143,272 in 2009, $3,961,937 in 2008, $2,284,605 in 2007, $1,099,990 in 2005 and $2,338,693 in 2004. At September 30, 2010, we had an accumulated deficit of $22,777,406 (unaudited). We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

Up to 3,304,975 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants and options (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 6,561,826 shares of common stock currently outstanding.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2005 through 2009 and the first nine months of 2010 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2005	$3.36	$6.24
2006	$3.60	$7.20
2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010 *	$4.40	$9.00

(*) January 1 through September 30.

Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and

•	The loss of a major customer.

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

DERMA SCIENCES, INC.

Dated: November 11, 2010	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer