Form 10-K
period 2010-12-31
DERMA SCIENCES, INC.
filed 2011-03-29
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number:  1-31070

DERMA SCIENCES, INC.
(Name of Issuer in Its Charter)

Pennsylvania	23-2328753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 Carnegie Center, Suite 300, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐           No☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐           No☒

Indicate by checkmark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒           No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes☐           No☐

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
Yes☐           No☒

The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of June 30, 2010, was approximately $16,829,509.

The number of shares outstanding of the issuer's common equity as of February 28, 2011 was 6,647,745.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2011 annual meeting of shareholders are incorporated by reference in Part III of this report.

Item 1.  Description of Business

Overview

Derma Sciences, Inc. (“Derma Sciences”) and its subsidiaries Sunshine Products, Inc., Derma Sciences Canada Inc. (“Derma Canada”), Derma First Aid Products, Inc. and Derma Sciences Europe, Ltd. are referred to collectively as "We” and “Company.”  Our executive offices are located at 214 Carnegie Center, Suite 300, Princeton, New Jersey.

We are a specialty medical device/pharmaceutical company with a primary focus on wound care.  We engage in the manufacture, marketing and sale of three proprietary dermatological related product lines:  (1) wound care, (2) wound closure and specialty securement devices, and (3) skin care.  In addition, we have leveraged our expanding manufacturing capabilities by building a growing private label/original equipment manufacture (“OEM”) business.  Our customers consist of various health care agencies and institutions such as wound care centers, long-term care facilities, hospitals, home healthcare agencies, physicians’ offices and closed door pharmacies.  We also sell our products through retail channels such as retail pharmacies, other retail outlets and first-aid kit manufacturers.  While we have our own direct selling organization, our products are principally sold through medical products supply distributors.  We currently sell our products in the United States, Canada and select international markets.  Our principal United States distribution facilities are located in St. Louis, Missouri, and Houston, Texas.  In Canada and Europe, our products are distributed exclusively by third party distributors.  Our principal manufacturing facility is located in Toronto, Canada.  We, through our subsidiary Derma Canada, have a light manufacturing facility in Nantong, China producing low volume and/or labor intensive wound care products.

The markets we serve are large and growing.  Our mission is to enhance shareholder value by servicing a significant portion of these markets as a fully integrated wound care product provider.

Derma Sciences was incorporated under the laws of Colorado on September 10, 1984.  On June 3, 1996 Derma Sciences changed its state of domicile to Pennsylvania.

In September 1998, we acquired Genetic Laboratories Wound Care, Inc. (“Genetic Labs”) by means of a tax-free reorganization whereby Genetic Labs became our wholly-owned subsidiary.  In December 1999, pursuant to an Agreement and Plan of Merger dated December 27, 1999, Genetic Labs was merged into Derma Sciences by means of a tax-free reorganization whereby the separate corporate existence of Genetic Labs ceased.  The Genetic Labs products constitute our wound closure and specialty securement device product line.

In November 1998, we acquired the stock of Sunshine Products, Inc. (“Sunshine Products”) in a cash transaction.  As a result of the stock purchase, Sunshine Products became our wholly-owned subsidiary.  The product offering obtained from this acquisition constitutes our skin care product line.

In September 2002, we acquired the assets of Dumex Medical Canada, Inc. (“Dumex Medical”), a leading manufacturer and distributor of wound care and related medical devices to the Canadian market.  The acquisition was effected by our wholly-owned Canadian subsidiary, Derma Canada.  The Dumex Medical products have been integrated into our wound care product line.

In January 2004, we acquired substantially all of the assets of Kimberly-Clark Corporation’s wound care segment.  These assets have been integrated into both our existing wound care and wound closure and specialty securement device product lines.

In April 2006, we acquired certain assets and the business of Western Medical, Inc. (“Western Medical”), a manufacturer and marketer of a line of specialty medical textile compression, support and protective dressing products.  These assets have been integrated into our existing wound care product line.

In November 2007, we acquired certain assets and the business of Nutra Max Products, Inc.’s first aid products (“First Aid Products”).  First Aid Products is a leading manufacturer and marketer of branded and private label adhesive strips and related first aid products to the medical, industrial and retail markets.  These assets have been integrated into our existing wound care product line.

In May 2010, we incorporated Derma Sciences Europe Ltd. to operate our Europe, Middle East and Africa business interests.

Products

Advanced/Active Wound Care

Our advanced/active wound care products include the following:

Medihoney is a line of novel, patented dressings, comprised of a high percentage of Active Leptospermum Honey.  This unique type of honey has been shown to result in durable antimicrobial, anti-inflammatory and immunomodulatory activities.  Medihoney dressings are ideal for the management of non-chronic and hard-to-heal wounds including chronic ulcers, burns and post-operative wounds.  The dressings are non-toxic and have been shown in a large scale, randomized controlled study to promote healing.

Bioguard is a line of novel, patented barrier dressings that contain an active antimicrobial compound.  This compound, a cationic biocide, is intrinsically bound to the dressing through a proprietary process resulting in the inability for the compound to separate from the dressing.  These dressings are ideal for prophylactic use in the prevention of hospital or community acquired infections through wound sites.  The dressings have been shown to kill 99.9% of virulent bacteria such as methicillin resistant staphylococcus aureus (MRSA) in less than 1 minute, and 99.999% of MRSA in less than 1 hour.  Bioguard’s patented polymer technology known as NIMBUS (novel intrinsically micro-biocidal utility substrate) was licensed from QuickMed Technologies, Inc. in April 2007.

Algicell Ag is a proprietary antimicrobial dressing utilizing ionic silver as its active ingredient.  The dressing can absorb up to 20 times its weight in wound fluid.  These dressings compare favorably to the market leading dressings at a cost-effective price point.

Xtrasorb is a novel, proprietary line of dressings that utilizes super absorbent polymer technologies.  While other absorbing dressings currently on the market use open cell structures to capture fluid, Xtrasorb dressings convert fluid within the dressings to a gel, thus locking the exudates into the dressings.  Xtrasorb dressings have a distinct advantage over competitive dressings in that they absorb more fluid and hold the fluid away from the wound and thus avoiding further deterioration of the wound.

TCC-EZ is a novel, patented advanced dressing system for the management of diabetic foot ulcers.  It is considered a “next generation” total contact casting (TCC) system.  TCC has been shown in multiple randomized controlled studies to achieve 89% heal rates.  However, traditional TCC is utilized in less than 2% of otherwise indicated cases due to various factors such as long application times, frequency of application error and patient dissatisfaction as a result of the heavy nature of the cast.  TCC-EZ virtually eliminates these issues as it can be applied in less than one third the time of a traditional TCC, is a one-step process – so application errors are uncommon – and the cast itself is significantly lighter – due to its open weave pattern – than a traditional TCC.

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

Skin Care

We market general purpose and specialized skin care products to nursing homes, hospitals, home healthcare agencies and other institutions.  These products include barrier creams and ointments, antibacterial cleansing foams and sprays, shampoos and body washes, hand sanitizers, bath additives, body oils and moisturizers

Product Development

We are currently developing DSC127, an angiotensin analog licensed from the University of Southern California in November 2007, for use in wound healing and scar reduction.  The compound has shown activity in these areas in pre-clinical animal model testing.  The compound has successfully completed a Phase I human trial and has completed the efficacy portion of a Phase II human trial on diabetic foot ulcers.  Efficacy results of this study were reported in February 2011.

DSC127 is a patented, topically applied novel angiotensin analog that targets receptors that are up-regulated upon injury to tissue.  The drug has been shown to improve epithelialization, granulation and vascularization, accelerating wound healing in a variety of normal and diabetic animal models.  This finding suggests that DSC127 produces different actions at the wound site during various stages of healing.  There were no safety concerns observed in the preclinical and Phase I trial of DSC127.

The potential markets for DSC127 include:  (1) the $10 billion chronic wound market, (2) the $8 billion scar prevention/reduction market, (3) the $6 billion burn market, and (4) the $6 billion radiation and other wound markets.

We are in the process of determining our strategic alternatives with DSC127, given the successful Phase II study.  Considerations include partnering the drug, either globally or exclusively outside the United States, and either comprehensively (all indications) or indications outside of wound healing (which could include, but are not limited to, scar prevention/reduction).

The durability portion of the Phase II study is scheduled to end in the first quarter of 2011.  In the following months, a full report on all the study data will be prepared and sent to the United States Food and Drug Administration (“FDA”).  At that time, we will announce all of the key endpoint data.  Also, at or around that time, we will make a request for an End-of-Phase II meeting with the FDA.

We continue to evaluate certain products and technologies within the advanced/active wound care market.  Once products and technologies are identified, we may enter into licensing agreements or joint venture relationships with owners of the products and technologies.

We have several ongoing product development programs involving line-extensions of our key brands including Medihoney, Bioguard and Xtrasorb.  We anticipate new line extensions coming to market throughout 2011.

Sales and Marketing

In 2010 the United States accounted for 68%, Canada 26% and rest of world 6% of our total sales.

United States

In the United States, we employ a direct sales force and have relationships with a number of national, regional and local distributors (with their own sales forces) to sell our products.  The majority of our sales are made to distributors and large institutional customers who sell the products to end users.  Direct sales to end users are not a significant part of our business.

Our direct sales force consists of an executive vice president – sales, a national director – sales, 20 direct territory representatives, a sales administrator and two clinical resource specialists.  Our sales employees receive a base salary together with commissions based upon sales and gross profit achievement within their area of responsibility.

Canada

In Canada, we employ a sales manager, one direct sales representative in Ontario, a manufacturer’s representative in British Colombia, and an advanced wound care consultant covering Ontario and the Maritimes.  Our direct sales representative receives a base salary together with commissions based upon territory sales.  Our manufacturer’s representative is paid commission based upon territory sales achievement and is reimbursed for expenses.  The advanced wound care consultant is paid on a per assignment basis.  The majority of our Canadian sales are to hospitals pursuant to tender contracts with national, provincial and local buying groups.  These institutional contracts are generally exclusive in nature and are awarded for a term of one to five years. Nursing home, home healthcare, physician office and retail sales are for the most part made through local dealers and government sponsored Community Care Access Centres (CCAC) agencies.

In May 2005, we entered into an agreement with a Canadian company to serve as the exclusive distributor of our products in Canada.  The distribution agreement has been amended from time to time, the latest being January 2011.  The amended agreement expires in April 2016.  The distributor maintains strategically located distribution centers and over 50 sales representatives throughout Canada.  We believe the agreement provides us with a means to better serve our customers throughout Canada and greater opportunity for sales growth than we could provide utilizing our own resources.

Other Foreign Markets

We have a direct selling organization in the United Kingdom consisting of four sales representatives and a sales administrator.  This staff is managed by the general manager of this business unit.  The general manager is also responsible for managing distributor relationships within the rest of the European Union, the Middle East and Africa and for placing direct sales representatives in countries where appropriate.  Throughout the rest of the world, we sell our products through various licensing and distribution agreements.  Currently, our foreign sales are made principally to Europe and Latin America.  Sales made to all foreign markets totaled $3,691,733 in 2010 and $2,448,342 in 2009.

Competition

In the United States, our basic wound care products compete in a commodity oriented marketplace with Covidien, Medical Action and a number of others.  In the advanced wound care products marketplace, we compete principally with Convatec, Smith & Nephew, Molnlycke and Systagenix (formerly Johnson & Johnson’s wound care division).  Our adhesive bandage and related first aid products compete with Medline, ASO and Dynerex in the medical market, Medline and ASO in the industrial market, ASO, Medline and Liberty in the private label market and Johnson & Johnson, 3M and Medline in the retail market.  The market for wound closure strips and catheter fasteners is characterized by a wide range of generic competition.  The most dominant competitor in the suture strip market is 3M.  Our skin care products compete in a commodity oriented marketplace with Medline, Provon and a number of others.

In Canada, our basic wound care products compete in a commodity-oriented marketplace with Covidien, Medicom, Medical Mart and a number of others. In the advanced wound care products marketplace, we compete principally with the same competitors as we compete with in the United States, together with a number of domestic generic companies. Internationally, we compete with global and local multinationals and domestic advanced wound care companies.

Our ability to remain competitive is based on our ability to provide our customers with a broad range of quality products at a competitive price with superior customer service.  The prospective ability to develop products cost effectively and/or acquire and commercialize new products that provide superior value is an integral component of our ability to stay competitive.  We believe that the breadth and quality of our existing product lines, the infrastructure in place to cost effectively source and market our products and the skill and dedication of our employees will allow us to successfully compete.

Product Sourcing

We lease manufacturing and warehousing facilities in Toronto, Canada, and Nantong, China, and employ contract manufacturers in Mexico City, Mexico, and ZhongShan, China.  Approximately 60% of our products are manufactured at these four locations.  The remaining 40% of our products are manufactured by third party manufacturers in the United States, China and other countries.

Our four manufacturing facilities are monitored and controlled by our management and quality control teams.  These teams oversee product production. Most of the equipment in these facilities is owned and used exclusively by us.

In our 76,399 square foot Toronto facility we manufacture our line of basic and advanced wound care and wound closure and specialty securement device products.  This facility has the capability of liquid packaging, blister/vacuum packaging, impregnation, die-cutting and steam sterilization.  We also have a research and development laboratory on site.  The Toronto facility is ISO 13485:2003, ISO 9001:2008, and Directive 93/42/EEC certified and SGS registered.

In our 11,388 square foot Nantong facility we manufacture our line of basic and some advanced wound care products.  This facility is primarily designed for production of low volume and specialty products.  The quality control team at Nantong has the responsibility to oversee and inspect all products produced in China for us.  The Nantong facility is ISO 9001:2008 certified and TUV registered.

In both our Mexico City and ZhongShan facilities we manufacture adhesive bandages and related first aid products.  The Mexico City facility is ISO 9001:2008 and ISO 13485:2004 certified and Aenor IQNET registered.  The ZhongShan facility is ISO 13485:2003 certified and NQA registered.

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

Patents, Trademarks, Proprietary and Non-Proprietary Technology

We own or license the following trademarks:  Derma Sciences, Dermagran, American White Cross, Dumex, Medihoney, Algicell, Xtrasorb, TCC-EZ and Bioguard.  In addition, we own or license over 50 United States patents, corresponding foreign patents and patent applications.  Most of our patents relate to our DSC127 technology are held under license agreements of indefinite duration.  The license agreement relative to our Bioguard technology expires in June 2014.  We recently entered into an agreement extending our Medihoney license in perpetuity.  Subject to meeting minimum royalty and other specified conditions, we expect to maintain these licenses indefinitely.  We also have a number of non-patented formulations and process technologies that, together with the aforementioned patents, provide competitive advantages in the marketplace.

We believe our patents, proprietary and non-proprietary technology, afford us reasonable protection against the unauthorized copying of the technology embodied in the subject products.

Government Regulation

United States — Scope of Regulation

Agencies

The manufacture, distribution and advertising of our products are subject to regulation by numerous federal and state governmental agencies in the United States.  The FDA is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, (“FDC Act”) which regulates drugs and devices manufactured and distributed in interstate commerce.  Many of our products are classified either as over-the-counter drugs or medical devices pursuant to the FDC Act.  The Federal Trade Commission (“FTC”) administers the Federal Trade Commission Act (“FTC Act”) which regulates the advertising of products including over-the-counter drugs and devices.  All states have individual laws analogous to the FDC Act and the FTC Act.

Medical Devices

The FDC Act requires that all devices for human use that were marketed in the United States prior to May 28, 1976 (“Pre-amendment Devices”) be classified by the FDA, based on recommendations of expert panels, into one of three regulatory classes.  Class I products are subject only to the general controls which apply to all devices, irrespective of class.  General controls include the registration of manufacturers, record-keeping requirements, labeling requirements, and GMP regulations.

Class II devices are those for which general controls are not sufficient to ensure safety and effectiveness and for which enough information exists to develop a standard.  These devices are required to meet performance standards established by the FDA.  Performance standards may specify materials, construction components, ingredients, labeling and other properties of the device.  A standard may also provide for the testing of devices to ensure that different lots of individual products conform to the requirements.

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

All manufacturers are required to give the FDA 90 days notice before they can introduce a device on the market.  During the 90-day period, the FDA will determine whether the device is or is not substantially equivalent to a Pre-amendment Device.  If the FDA determines that the device is not substantially equivalent to a Pre-amendment Device, it is automatically placed in Class III and the manufacturer will have to provide the FDA with a Premarket Approval Application (“PMA”) containing evidence that the device is safe and effective before the device may be commercially distributed to the public.  However, the manufacturer may request that the FDA reclassify the device by filing a reclassification petition.

All of the devices currently marketed by us, with the exceptions of sterile water and sterile saline, have been found by the FDA to be substantially equivalent to a Pre-amendment Device and are, therefore, classified in Class I.  Sterile water and sterile saline are classified in Class II and meet the performance standards established by the FDA.  Algicell Ag dressings with antimicrobial silver and Medihoney wound & burn dressings with Active Leptospermum Honey and Bioguard are unclassified.  We, and our principal suppliers with respect to products sold to us, operate in accordance with GMP.

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

Canada — Scope of Regulation

Medical Devices

The Medical Devices Regulations have been established under the authority of the Food and Drugs Act and apply to all medical devices imported and sold in Canada.  The Medical Devices Bureau of the Therapeutic Products Directorate is the national authority that monitors and evaluates the safety, effectiveness and quality of diagnostic and therapeutic medical devices sold in Canada.

On July 1, 1998, the Medical Devices Regulations set forth the requirements governing the sale, importation and advertisement of medical devices in Canada.  Regulatory scrutiny is applied in these areas based on risk management principles that classify medical devices into four classes, with Class I representing the lowest risk and Class IV the highest.

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

As of January 1, 2003, manufacturers of Class II, III and IV devices are required to have a quality system registered to ISO 13485 or ISO 13488 by a registrar recognized by Health Canada.  Proof of registration must be submitted with any new license application after January 1, 2003, and with the renewal of existing licenses after November 1, 2003.

Drugs

The Health Products and Food Branch Inspectorate of Health Canada regulates drugs and the processes used to manufacture drugs.  A Drug Establishment License is required for activities such as fabrication, packaging/labeling, importation, distribution, wholesale and testing.  Derma Canada last underwent an inspection by the Health Products and Food Branch Inspectorate in August 2009, which occasioned the renewal and subsequent annual renewal of its Drug Establishment License.

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

We are also subject to federal, state and foreign laws and regulations adopted for the protection of the environment and the health and safety of employees.  We believe that the Company is in compliance with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards will not have a material adverse effect on us.

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

Medicaid is a federally funded program administered by the states.  Medicaid insurance is available to individuals who have no Medicare or private health insurance, or to individuals who have exhausted their Medicare benefits.  Included in the Medicaid insurance coverage are in-patient stays in long term care facilities, hospitalization and drugs.

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

Employees

We maintained 195 employees at December 31, 2010.  Of these employees, 79 are located in the United States, 70 in Canada, 40 in China and 6 in Europe.  We consider our employee relations to be satisfactory.

Item 1A.  Risk Factors

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $2,448,864 in 2010, and $1,282,725 in 2009, and additional losses in previous years.  At December 31, 2010, we had an accumulated deficit of $23,795,916.  We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

Our liquidity may be dependent upon amounts available under our existing line of credit or amounts available through additional debt or equity financings.

We have a history of operating losses and negative cash flow from operating activities. As such, we have utilized funds from offerings of our equity securities and line of credit to fund our operations. We have taken steps to improve our overall liquidity and believe we have sufficient liquidity to meet our needs for the foreseeable future. However, in the event our cash flow from operating activities is insufficient to meet our requirements, we may be forced either to refinance our current line of credit or seek additional equity financing. The sale of additional securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us.

Our foreign operations are essential to our economic success and are subject to various unique risks.

Our future operations and earnings will depend to a large extent on the results of our international operations and our ability to maintain a continuous supply of basic wound care products from our operations in China and suppliers in China and Mexico. While we do not envision any adverse change to our international operations or suppliers, adverse changes to these operations, as a result of political, governmental, regulatory, economic, exchange rate, labor, logistical or other factors, could have a material adverse effect on our future operating results.

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

Payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement, particularly for new therapeutic products or where payors perceive that the target indication of the new product is well served by existing drugs or other treatments. Accordingly, even if coverage and reimbursement are provided, market acceptance of our products would be adversely affected if the amount of coverage and/or reimbursement available for the use of our products proved to be unprofitable for healthcare providers or less profitable than alternative treatments.

There have been federal and state legislation changes which has subjected the pricing of healthcare goods and services to government control and made other changes to the United States healthcare system. While we cannot predict the outcome of current or future legislation, we anticipate, particularly given the recent enactment of healthcare reform legislation that Congress and state legislatures will continue to introduce initiatives directed at lowering the total cost of healthcare. In addition, in certain foreign markets the pricing of drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain if future legislation, whether domestic or abroad, will be adopted that might affect our products. It is also uncertain what actions federal, state or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Any such healthcare reforms could have a material and adverse effect on the marketability of any products for which we ultimately receive FDA or other regulatory agency approval or for which we receive government sponsored reimbursements.

Our success may depend upon our ability to protect our patents and proprietary technology.

We own patents, both in the United States and abroad, for several of our products, and rely upon the protection afforded by our patents and trade secrets to protect our technology. Our future success may depend upon our ability to protect our intellectual property. However, the enforcement of intellectual property rights can be both expensive and time consuming. Therefore, we may not be able to devote the resources necessary to prevent infringement of our intellectual property. Also, our competitors may develop or acquire substantially similar technologies without infringing our patents or trade secrets. For these reasons, we cannot be certain that our patents and proprietary technology will provide us with a competitive advantage.

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

Approximately 40 percent of our products are sourced from third parties.

Approximately 40 percent of our products are sourced in raw, semi-finished and finished form directly from third party suppliers. None of these suppliers presently account for more than 10 percent of our sales. We maintain good relations with our third party suppliers. There are several third party suppliers available for each of our products. If a current supplier were unable or unwilling to continue to supply our products, sale of the affected products could be delayed for the period necessary to secure a replacement.

The technology utilized in many of our advanced wound care products is licensed from third parties and could become unavailable.

Many of our advanced wound care products utilize technology that we license on an exclusive basis from third parties. These products include Medihoney dressings, Bioguard dressings and MedEfficiency TM total contact casts. The licensing agreements that we have with the owners of these technologies are of limited duration (with the exception of Medihoney, which is in perpetuity) and renewals of the agreements are in the discretion of the licensors. In addition, the maintenance of the license agreements requires that we meet various minimum sales and/or minimum royalty requirements. If we fail to meet the minimum sales or minimum royalty requirements of a given license agreement, there is a possibility that the agreement will be cancelled or not renewed or that our exclusivity under the license agreement will be withdrawn. If any of these events were to occur, our ability to sell the products utilizing the licensed technology could be lost or compromised and our revenues and potential profits could be adversely affected.

Competitors could invent products superior to ours and cause our products and technology to become obsolete.

The wound and skin care sectors of the medical products industry are characterized by rapidly evolving technology and intense competition.  Our competitors currently manufacture and distribute a variety of products that are in many respects comparable to our products.  Many suppliers of competing products are considerably larger and have much greater resources than we do.  In addition, many specialized products companies have formed collaborations with large, established companies to support research, development and commercialization of wound and skin care products which may be competitive with ours.  Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize wound and skin care products on their own or through joint ventures.  While we have no specific knowledge of products under development by our competitors, it is possible that these competitors may develop technologies and products that are more effective than any we currently have.  If this occurs, any of our products and technology affected by these developments could become obsolete.

Although we are insured, any material product liability claims could adversely affect our business.

We sell over-the-counter products and medical devices and are exposed to the risk of lawsuits claiming alleged injury caused by our products. Among the grounds for potential claims against us are injuries due to alleged product inefficacy and injuries resulting from infection due to allegedly non-sterile products. Although we carry product liability insurance with limits of $1.0 million per occurrence and $2.0 million aggregate with $10.0 million in umbrella coverage, this insurance may not be adequate to reimburse us for all damages that we could suffer as a result of successful product liability claims. Also, defending against a claim could be time consuming and costly. No material product liability claim has ever been made against us and we are not aware of any pending product liability claims. However, a successful material product liability suit could adversely affect our business.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

Up to 3,035,382 shares of our common stock are potentially issuable at March 29, 2011 upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 6,724,894 shares of common stock outstanding at March 29, 2011.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2006 through 2010 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2006	$3.60	$7.20
2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00

Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;

•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

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

Item 2.  Properties

Our headquarters are located in Princeton, New Jersey. In addition to the lease relative to our headquarters, we have entered into leases for manufacturing, warehousing and distribution facilities. Our facilities, locations, size, monthly rent and lease expirations are set forth in the table below:

Location	Use	Square Footage	Base Monthly Rent	Lease Expiration
Princeton, New Jersey	Headquarters	8,024	$20,394	July 2012
Fenton, Missouri	Warehouse	42,400	$22,948	March 2015
Houston, Texas	Warehouse	52,770	$18,470	March 2012
Toronto, Canada	Manufacturing, Warehouse & Offices	76,399	$36,162	August 2017
Nantong, China	Manufacturing & Offices	11,388	$1,786	December 2013

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

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.”  Until February 10, 2010, our common stock traded on the OTC Bulletin Board.  The following table sets forth the high and low bid prices for our common stock during each of the indicated calendar quarters:

Quarter Ended	High	Low

March 31, 2010	$9.00	$4.83
June 30, 2010	$5.90	$4.67
September 30, 2010	$5.30	$4.40
December 31, 2010	$5.05	$4.50

March 31, 2009	$5.60	$2.80
June 30, 2009	$4.40	$1.92
September 30, 2009	$6.80	$2.64
December 31, 2009	$6.16	$4.32

The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The stock prices also reflect a 1-for-8 reverse split of our common stock effective February 1, 2010.  There is no public market for our preferred stock. As of the close of business on February 28, 2011, there were 1,090 holders of record of the common stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Overview

The following table highlights the year ended December 31, 2010 versus 2009 operating results:

	Year Ended December 31,		Variance
	2010	2009
Gross sales	$67,109,544	$57,829,670	$9,279,874	16.1%
Sales adjustments	(10,635,488)	(9,303,512)	(1,331,976)	14.3%
Net sales	56,474,056	48,526,158	7,947,898	16.4%
Cost of sales	39,946,724	33,468,440	6,478,284	19.4%
Gross profit	16,527,332	15,057,718	1,469,614	9.8%
Selling, general and administrative expense	17,905,097	15,135,233	2,769,864	18.3%
Research and development expense	292,660	399,558	(106,898)	(26.8)%
Interest expense	580,622	842,132	(261,510)	(31.1)%
Loss on debt extinguishment	114,072	-	114,072
Other income, net	(340,216)	(244,596)	(95,620)	39.1%
Total expenses	18,552,235	16,132,327	2,419,908	15.0%
Loss before income taxes	(2,024,903)	(1,074,609)	(950,294)	88.4%
Income taxes	423,961	208,116	215,845	103.7%
Net loss	$(2,448,864)	$(1,282,725)	$(1,166,139)	90.9%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Year Ended December 31,
	2010	2009
Gross sales	$67,109,544	$57,829,670
Trade rebates	(7,772,545)	(6,822,694)
Distributor fees	(1,323,165)	(1,022,331)
Sales incentives	(740,325)	(561,653)
Returns and allowances	(341,722)	(470,893)
Cash discounts	(457,731)	(425,941)
Total adjustments	(10,635,488)	(9,303,512)
Net sales	$56,474,056	$48,526,158

Trade rebates increased in 2010 versus 2009 due principally to higher Canadian sales subject to rebate, partially offset by the discontinuation of a significant United States private label customer rebate program effective November 1, 2009. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based. The increase in sales incentive expense reflects an increase in the magnitude of first aid products sales incentive programs, coupled with an expansion of the incentive plan with a significant customer in 2010 versus 2009. The sales returns and allowances decrease is principally due to the non-recurrence of higher first aid products related returns in 2009, partially offset by higher Canadian returns. The increase in cash discounts reflects higher United States sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Beginning balance – January 1	$2,493,232	$2,660,086
Rebates paid	(7,232,686)	(6,989,548)
Rebates accrued	7,772,545	6,822,694
Ending balance – December 31	$3,033,091	$2,493,232

The $539,859 increase in the trade rebate reserve balance at December 31, 2010 from December 31, 2009 reflects an increase in the Canadian reserve due to higher sales and the Canadian distributor not taking its November rebate payment until January 2011, partially offset by the decision of one significant United States private label customer to discontinue its rebate program effective November 1, 2009 and the subsequent payment of the outstanding balance due this customer in 2010. There has been no other discernable change in the nature of our business in 2010 as it relates to the accrual and subsequent payment of rebates.

The amounts noted above at the balance sheet date are gross and do not reflect contractual offsets of amounts due from the customer for product purchases.

Net Sales and Gross Margin

The following table highlights the product line net sales and gross margin for the years ended December 31, 2010 versus 2009:

	Year Ended December 31,		Variance
	2010	2009
Net Sales	$56,474,056	$48,526,158	$7,947,898	16.4%
Cost of sales	39,946,724	33,468,440	6,478,284	19.4%
Gross Profit	$16,527,332	$15,057,718	$1,469,614	9.8%
Gross Profit %	29.3%	31.0%

Consolidated net sales increased $7,947,898, or 16.4% (14.2% adjusted for exchange), in 2010 versus 2009. Canadian net sales increased $2,813,987, or 25.0%, to $14,079,639 in 2010 from $11,265,652 in 2009. This increase was driven by favorable exchange of $1,074,815 associated with a 9.7% strengthening of the Canadian dollar, coupled with sales growth of $1,739,172. The sales growth reflects the impact of real growth of $715,812, or 6.4%, due to higher demand, coupled with $1,023,360 related to an inventory build on the part of our exclusive Canadian distributor.  United States net sales increased $3,831,577, or 10.3%, to $41,092,083 in 2010 from $37,260,506 in 2009. The increase was principally driven by higher advanced wound care sales of $2,423,372, or 32.5%, and first aid product sales of $2,197,503, or 17.0%, partially offset by lower private label sales of $597,279, or 7.4%, and skin care and bathing sales of $190,814, or 27.5%. The balance of United States sales consisting of traditional wound care, burn care and specialty fixation were flat year to year. The higher advanced wound care sales reflect continued growth of our new products in response to expanded sales and marketing efforts. The increase in first aid products sales reflects new business, improving demand and the spot sale of slow moving inventory. Advanced wound care sales of $1,302,334 associated with our recently initiated international growth strategy also contributed to the consolidated net sales increase.

Consolidated advanced wound care sales increased $3,915,196, or 51.4%, to $11,531,714 in 2010 from $7,616,518 in 2009. All other sales (core sales) increased $4,032,702, or 9.9%, to $44,942,342 in 2010 from $40,909,640 in 2009.

Consolidated net sales increased $7,947,898, or 16.4% (14.2% adjusted for exchange), in 2010 versus 2009. Canadian net sales increased $2,813,987, or 25.0%, to $14,079,639 in 2010 from $11,265,652 in 2009. This increase was driven by favorable exchange of $1,074,815 associated with a 9.7% strengthening of the Canadian dollar, coupled with sales growth of $1,739,172. The sales growth reflects the impact of real growth of $715,812, or 6.4%, due to higher demand, coupled with $1,023,360 related to an inventory build on the part of our exclusive Canadian distributor.  United States net sales increased $3,831,577, or 10.3%, to $41,092,083 in 2010 from $37,260,506 in 2009. The increase was principally driven by higher advanced wound care sales of $2,423,372, or 32.5%, and first aid product sales of $2,197,503, or 17.0%, partially offset by lower private label sales of $597,279, or 7.4%, and skin care and bathing sales of $190,814, or 27.5%. The balance of United States sales consisting of traditional wound care, burn care and specialty fixation were flat year to year. The higher advanced wound care sales reflect continued growth of our new products in response to expanded sales and marketing efforts. The increase in first aid products sales reflects new business, improving demand and the spot sale of slow moving inventory. Advanced wound care sales of $1,302,334 associated with our recently initiated international growth strategy also contributed to the consolidated net sales increase.

Consolidated advanced wound care gross profit increased $1,349,222, or 35.1%, to $5,190,837 in 2010 from $3,841,615 in 2009. All other gross profit (core gross profit) increased $120,392, or 1.1%, to $11,336,495 in 2010 from $11,216,103 in 2009.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2010 versus 2009:

	Year Ended December 31,		Variance
	2010	2009
Distribution	$1,786,617	$1,754,414	$32,203	1.8%
Marketing	1,654,405	1,544,862	109,543	7.1%
Sales	6,859,944	5,093,252	1,766,692	34.7%
General and administrative	7,604,131	6,742,705	861,426	12.8%
Total	$17,905,097	$15,135,233	$2,769,864	18.3%

Selling, general and administrative expenses increased $2,769,864, or 18.3% (16.6% adjusted for exchange), in 2010 versus 2009, including an increase of $257,863 in Canadian selling, general and administrative expenses attributable to exchange.

Distribution expense increased $32,203, or 1.8%, in 2010 versus 2009 due principally to exchange. Excluding exchange, distribution expenses increased $8,418.

Marketing expense increased $109,543, or 7.1% (6.3% adjusted for exchange), in 2010 versus 2009, including an increase of $12,395 due to exchange. The increase is attributable to higher United States advanced wound care related compensation, travel and recruiting expenses, higher Canadian promotion and show expenses and incremental international promotion expense in support of our advanced wound care growth initiatives, partially offset by lower equity based compensation expense and lower first aid products promotion.

Sales expense increased $1,766,692, or 34.7% (33.4% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $128,072 (including a $68,276 increase related to exchange) due to higher compensation and benefit costs, travel and sales volume related group purchasing organization expenses and bid related fees.  Expenses in the United States increased $1,041,509. This increase is attributable to incremental costs of $1,078,360 consisting of compensation and benefits, travel and recruiting expenses associated with the expansion of the advanced wound care sales force from 10 to 20 representatives that was completed in June 2010, higher sales volume related first aid products broker commission expense of $108,661, higher sales tracing fees of $69,519 and higher customer service expenses of $40,422 associated with a full year of staffing increases implemented in 2009.  Offsetting these increases were lower first aid products operating costs associated with the dismissal of an executive in the first quarter 2010 and lower equity-based compensation  Also contributing were incremental expenses of $597,111 consisting of compensation and benefits, travel, recruiting and sample expenses associated with the start up of our international growth initiative.

General and administrative expenses increased $861,426, or 12.8% (10.5% adjusted for exchange), in 2010 versus 2009. Expenses in Canada increased $206,083 (including a $153,408 increase related to exchange). Net of exchange, expenses increased $52,675 driven principally by compensation and benefits associated with inflationary increases and one new position, information technology expenses related to software upgrades and travel expense, partially offset by lower equity-based compensation expense.  Expenses in the United States increased $481,777. This increase reflects  higher board related expenses of $175,557, higher planned investor relations expenses of $169,425, bad debt expense of $96,401, higher legal fees of $70,861 principally associated with intellectual property maintenance, together with  higher travel, professional services and inflation driven compensation and benefit expenses, partially offset by lower equity-based compensation expense.  Incremental international expenses of $173,566 consisting principally of transition related management, legal and travel expenses associated with the start up of our international growth initiative also contributed.

Research and Development Expense

Research and development expense decreased $106,898 to $292,660 in 2010 from $399,558 in 2009. The decrease reflects receipt of a Qualifying Therapeutic Discovery Grant of $244,479 in November 2010 from the United States government in support of DSC127, our novel pharmaceutical product currently completing its Phase II trial coupled with lower patent maintenance related legal costs. Offsetting these decreases, were incremental data management expense of $90,000 plus patient enrollment related costs of $46,000 leading up to the close out of trial enrollment in September 2010.

Interest Expense

Interest expense decreased $261,510 to $580,622 in 2010 from $842,132 in 2009. The decrease is principally attributable to lower term and promissory note interest associated with the repayment of these loans in February 2010, lower loan related fees and lower deferred financing expense due to the write-off of a portion of the outstanding deferred financing balance in connection with the payoff of the term loan. These decreases were partially offset by higher line of credit interest attributable to higher borrowing levels and interest rates.

Loss on Extinguishment of Debt

In connection with the payoff of our term loan in February 2010, we recorded a charge of $114,072 representing the then unamortized portion of the deferred financing costs relating to the term loan.

Other Income

Other income increased $95,620 to $340,216 in 2010 from $244,596 in 2009. The main drivers for the net year-to-year increase was an exchange gain of $93,787, higher royalty income of $17,660 and lower state related franchise and minimum taxes of $39,426, partially offset by lower miscellaneous income of $55,293 principally associated with the non-recurrence of gains on miscellaneous asset sales associated with the closure of the first aid product manufacturing operation in 2009.

Income Taxes

We recorded a $423,961 income tax provision for 2010 consisting of a $268,072 current foreign tax provision and a $155,889 deferred tax provision consisting of a $175,141 deferred tax provision related to the amortization of goodwill for tax and not financial reporting purposes, partially offset by a $19,252 foreign tax benefit based on our Canadian subsidiary’s operating results. No tax benefit was recorded for our United States or United Kingdom operations in 2010 due to uncertainty surrounding our ability to use available net operating loss carry forwards and net deferred tax assets.  In 2009, we recorded a $208,116 income tax provision consisting of a current tax provision of $104,485, consisting of a $101,408 current foreign tax provision based on our Canadian subsidiary’s operating results coupled with a state tax provision of $3,077 based on the results of the Company’s United States operations and a $103,631 deferred tax provision consisting of a $139,453 deferred tax provision related to the amortization of goodwill for tax and not financial reporting purposes, partially offset by a $35,822 deferred foreign tax benefit based on our Canadian subsidiary’s operating results.

Due to uncertainties surrounding our ability to use our United States and United Kingdom net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the United States and United Kingdom net deferred tax assets has been provided.

Net Loss

We generated a net loss of $2,448,864, or $0.39 per share (basic and diluted), in 2010 compared to a net loss of $1,282,725, or $0.25 per share (basic and diluted), in 2009.

Liquidity and Capital Resources

Cash Flow and Working Capital

At December 31, 2010 and December 31, 2009, we had cash and cash equivalents of $404,216 and $243,524, respectively. The $160,692 increase in cash reflects net cash provided by financing activities of $3,232,958 partially offset by cash used in investing activities of $2,884,939 and operating activities of $291,207, together with the exchange rate effect of $103,880.

Net cash used in operating activities of $291,207 stems from $1,644,258 cash provided from operations (net loss plus non-cash items), together with $1,935,465 cash used from the net change in operating assets and liabilities.  Higher receivables and inventory, offset by higher accounts payable and accrued liabilities, were the main drivers behind the net cash used in connection with the net change in operating assets and liabilities. The increase in receivables reflects a higher level of current sales, addition of receivables related to the international business and the final payoff of rebates owed in connection with the discontinuation of a significant rebate program. The increase in inventory reflects a build-up to support new products, addition of the international business and improved customer service levels in certain segments of our business. The increase in accounts payable reflects the addition of the international business and higher overall spending levels. The increase in accrued expenses and other current liabilities principally reflects higher Canadian rebates due to higher sales, accrued foreign taxes payable associated with Canada’s profitable operating results, higher accrued royalties payable due to higher sales of royalty bearing products and accrued sales incentives payable due to an increase in the magnitude of the underlying incentive programs.

Net cash used in investing activities of $2,884,939 reflects $2,250,000 cash used to purchase the worldwide Medihoney license rights and capital expenditures of $634,939.

Net cash provided by financing activities of $3,232,958 reflects net proceeds of:  $4,490,730 from the sale of stock in connection with a secondary public offering completed in February 2010 and the exercise of stock options; $2,032,164 from funds previously restricted; and $769,249 from an increase in borrowing under the line of credit. Offsetting these inflows were $4,059,185 in debt payments consisting of regularly scheduled debt repayments, together with the full payment of the balances of our term loan and our promissory note.

Working capital increased $3,152,348 at December 31, 2010 to $9,943,929 from $6,791,581 at December 31, 2009. This increase principally reflects the cash infusion associated with the public offering completed in February 2010.  Management believes that this level of working capital is sufficient to support ongoing operations.

In February 2011, we reported positive top-line results for our DSC127 Phase II Trial in patients with diabetic foot ulcers. The news was well received in the investment community and resulted in a significant increase in our share price and daily trading levels. Since the date of the announcement, we have received $407,174 from the exercise of warrants. We believe the positive results surrounding the DSC127 Phase II trial will improve our ability to raise equity going forward as circumstances warrant.

Based on current forecasts, a $1,000,000 Medihoney sales related milestone payment is anticipated in the next twelve months.

Financing Arrangements

With cash on hand of $404,216, together with available cash under our line of credit of $799,201, we had $1,203,417 of available liquidity at December 31, 2010, versus $2,342,579 at December 31, 2009.

In February 2010, we raised $4,474,452 (net of commission and other offering expenses) from the sale in a secondary public offering of shares of our common stock. These proceeds, together with $2,032,818 of previously restricted cash, were used to acquire the worldwide Medihoney licensing rights for $2,250,000, pay off the outstanding United States term loan of $3,300,000 and pay off our $500,000 promissory note due April 14, 2010, leaving $457,270 of the net proceeds available for general working capital purposes. Payment of the foregoing indebtedness has had a positive impact on cash flow by eliminating associated debt service.

In March 2010, our United States lender modified the terms of our five year revolving credit and security agreement to take into account the payment of the term loan.  The existing financial covenants were replaced with twelve-month rolling fixed charge coverage and total debt coverage covenants. The lender also reduced the minimum three month LIBOR rate from 3.00% to 1.50% and authorized the payment of our $500,000 unsecured promissory note, which was paid in March 2010. In addition, the minimum excess availability reserve was reduced from $1,500,000 to $1,000,000, thereby increasing our borrowing availability by $500,000.

Prospective Assessment

Our strategic objective is to in-license, develop and launch novel higher margin advanced wound care products while utilizing our core business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth. To the extent we determine that we cannot finance our growth initiatives internally, we will evaluate the feasibility of doing so via the sale of equity and/or jointly developing products with third parties.

The launch of a number of new products in recent years bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad. We continue to work on our pipeline and have identified several product line extensions and new products that are capable of contributing to future sales growth. We believe that the first aid products line continues to represent a growth opportunity. Sales for our traditional wound care and skincare product lines are expected to remain relatively stable.

Our strategy for growth is:

1.
Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher margined advanced wound care products.  In February 2010, we licensed the worldwide rights to Medihoney. This will serve as the catalyst for the expansion of our international business. We have established a direct presence in Europe and, ultimately, will serve other areas of the world employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

2.
In February 2011, we announced the top-line efficacy data for our DSC127 Phase II trial that were very positive and exceeded our expectations. The news was well received in the medical and investment communities. We expect to complete the study and file our report with the FDA by the end of September 2011. The estimated cost to complete the Phase II trial is $242,000. Coupled with the $1,345,544 spent through December 31, 2010, the total cost of the trial is projected to be $1,586,744. These costs are net of the $244,479 grant received from the United States government in November 2010 under the Patient Protection and Affordable Care Act to assist in financing the trial.

While the launch of DSC127 is several years away, we believe the market potential for this product for diabetic foot ulcers and the other indications that we have the rights to are significant. The final results of the Phase II trial for diabetic foot ulcers will determine the efficacy and safety of the product and further refine its market potential. The cost of the Phase III trial and bringing the product to market are expected to be in the range of $20 to $40 million. Should we decide to proceed with the DSC127 development plan for diabetic foot ulcers after completion of Phase II, we plan to fund the additional development costs via a joint venture, out of available cash flow or the sale of equity. Alternatively, we may determine to sublicense or sell the rights to the compound.

3.
The first aid products business represents a growth opportunity. In addition to its core business opportunities, the first aid products business will serve as a platform for introducing our existing advanced and traditional wound care products to new customers and markets, especially the retail market. We continue to work on completion of a cost effective supply chain for first aid products. The supply chain is expected to be fully operational within the next six months, at which time we expect to be able to begin to improve liquidity by reducing the level of inventory required to support the business.

With the planned improvement in operations and expected working capital requirements, together with the available cash on hand and available borrowing capacity as of December 31, 2010, we anticipate having sufficient  liquidity in place to meet our operating needs and debt covenants for the foreseeable future. Further, if needed, we believe the positive results surrounding the DSC127 Phase II Trial for diabetic foot ulcers will improve our ability to raise equity going forward.

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

Critical Accounting Policies

Estimates and assumptions are required in the determination of sales deductions for trade rebates, sales incentives, discounts and allowances.  Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory.  Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates.  For any individual estimate or assumption made by us, there may also be other reasonable estimates or assumptions.  We believe, however, that given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on the consolidated results of operations, financial position or cash flows for the periods presented.  Our most critical accounting policies were discussed with the Audit Committee of the Board of Directors and are described below.

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

We provide our customers certain limited return rights and we have a formal returned goods policy that guides the disposition of returns with our customers.  We accrue for sales returns and allowances and cash discounts monthly based on current sales and historical activity.  We do not offer our customers price protection rights or concessions. Returns were approximately 1% of gross sales in both 2010 and 2009.

We continually monitor the factors that influence rebates and fees, returns and allowances, and other discounts and sales incentives and make adjustments as necessary.

Goodwill

At December 31, 2010, we had $7,119,726 of goodwill consisting of $4,679,684 relating to the First Aid Products acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.  The assessment is performed using the two-step process required by accounting guidance relating to goodwill.  The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any.  The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.  For 2010 and 2009, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

The cash generating unit level or reporting unit at which we test goodwill for impairment is the operating segment level.  We have three operating segments:  wound care, wound closure and specialty securement devices and skin care.  Products are allocated to each segment based on the nature and intended use of the product.  All of our goodwill has been allocated to the wound care segment as the business acquisitions which gave rise to the goodwill were wound care businesses.

For 2010 and 2009 and consistent with prior periods, we estimated the fair value of our wound care segment using the “income approach,” where we use a discounted cash flow model (“DCF”) in preparing our goodwill impairment assessment.  This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate.  We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets.

Significant estimates used in the fair value calculation include: (i) estimates of future revenue and expense growth, (ii) future estimated effective tax rates, (iii) future estimated capital expenditures, (iv) future required investments in working capital, (v) average cost of capital, and (vi) the terminal value of the reporting unit.

The amount and timing of future cash flows within our DCF analysis is based on our five year forecast.   Beyond our five year forecast we assumed a terminal value to calculate the value of cash flows beyond the last projected period in our DCF analysis.  Annual revenue growth rates in our DCF model reflect expected growth in our advanced wound care products as well as growth in the products which we gained access to when we acquired First Aid Products in November of 2007 and Western Medical in 2006, as we introduce these products across our existing customer base.  The weighted average cost of capital used to discount cash flows for the annual 2010 goodwill impairment test was estimated to be 17%.

Over time, our wound care segment has become an increasingly significant portion of our overall business.  For the year ended December 31, 2010, our wound care segment accounted for approximately 96% of our consolidated revenue.  Given the significance of this segment to our overall results, we also look to our publicly traded market value, which we may adjust in consideration of an appropriate control premium, as an indicator of the fair value of our wound care segment and the reasonableness of our DCF model.

There have been no substantial changes to the methodology employed, significant assumptions or calculations applied in the first step of the goodwill impairment test over the past several years.

Inventory

The Company writes down the value of inventory by the estimate of the difference between the cost of the inventory and its net realizable value.  The estimate takes into account projected sales of the inventory on-hand and the age of the inventory in stock.  If actual future demand or market conditions are less favorable than those projected, additional inventory write-downs may be required.  The provision for the write-down of inventory is recorded in cost of sales.

Stock-Based Compensation

We record compensation expense associated with stock options and other equity-based compensation based on the fair value at the grant date and recognized over the requisite service periods.  We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model for service and performance based awards, and the binomial/lattice pricing model for market based awards.  We use the quoted market price for restricted stock grants.  Significant judgment and the use of estimates to value the equity-based compensation, particularly surrounding Black-Scholes or binomial/lattice pricing model assumptions such as stock price volatility and expected option lives, are made by us.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Derma Sciences, Inc.:

We have audited the accompanying consolidated balance sheet of Derma Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Philadelphia, Pennsylvania
March 29, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Derma Sciences, Inc.

We have audited the accompanying consolidated balance sheet of Derma Sciences, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Derma Sciences, Inc. and subsidiaries at December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
March 31, 2010 (except for Note 3, as to which the date is March 29, 2011)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$404,216	$243,524
Accounts receivable, net	5,441,511	3,372,712
Inventories	12,498,519	11,489,724
Prepaid expenses and other current assets	609,164	456,675
Total current assets	18,953,410	15,562,635
Cash – restricted	–	2,032,164
Equipment and improvements, net	3,608,242	3,741,347
Identifiable intangible assets, net	6,971,626	3,994,250
Goodwill	7,119,726	7,119,726
Other assets	316,859	849,753
Total Assets	$36,969,863	$33,299,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	$3,075,555	$2,306,306
Current maturities of long-term debt	5,851	1,759,185
Accounts payable	3,777,454	3,363,096
Accrued expenses and other current liabilities	2,150,621	1,342,467
Total current liabilities	9,009,481	8,771,054
Long-term debt	–	2,305,851
Other long-term liabilities	211,581	96,564
Deferred tax liability	1,068,088	895,306
Total Liabilities	10,289,150	12,068,775

Commitments (Note 16)

Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding 284,844 at December 31, 2010 and 285,051 at December 31, 2009 (liquidation preference of $4,201,426 at December 31, 2010)	2,848	2,851
Common stock, $.01 par value 18,750,000 shares authorized; issued and outstanding 6,563,076 at December 31, 2010 and 5,039,468 at December 31, 2009	65,631	50,395
Additional paid-in capital	48,803,210	41,221,613
Accumulated other comprehensive income – cumulative translation adjustments	1,604,940	1,303,293
Accumulated deficit	(23,795,916)	(21,347,052)
Total Shareholders’ Equity	26,680,713	21,231,100
Total Liabilities and Shareholders’ Equity	$36,969,863	$33,299,875

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
	Year ended December 31,
	2010	2009
Net Sales	$56,474,056	$48,526,158
Cost of sales	39,946,724	33,468,440
Gross Profit	16,527,332	15,057,718
Operating expenses
Selling, general and administrative	17,905,097	15,135,233
Research and development	292,660	399,558
Total operating expenses	18,197,757	15,534,791
Operating loss	(1,670,425)	(477,073)
Other expense, net:
Interest expense	580,622	842,132
Loss on debt extinguishment	114,072	–
Other income, net	(340,216)	(244,596)
Total other expense, net	354,478	597,536
Loss before income taxes	(2,024,903)	(1,074,609)
Income taxes	423,961	208,116
Net Loss	$(2,448,864)	$(1,282,725)
Net loss per common share – basic and diluted	$(0.39)	$(0.25)
Shares used in computing loss per common share – basic and diluted	6,335,798	5,031,557

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
	Preferred Shares Issued	Convertible Preferred Stock	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2009	285,051	$2,851	5,017,593	$50,176	$40,398,829	$604,465	$(20,064,327)	$20,991,994

Net loss							(1,282,725)	(1,282,725)
Foreign currency translation adjustment						698,828		698,828
Comprehensive loss								(583,897)
Issuance of common stock			21,875	219	(219)			-
Stock issuance cost					(5,000)			(5,000)
Stock-based compensation					828,003			828,003

Balance, December 31, 2009	285,051	2,851	5,039,468	50,395	41,221,613	1,303,293	(21,347,052)	21,231,100

Net loss							(2,448,864)	(2,448,864)
Foreign currency translation adjustment						301,647		301,647
Comprehensive loss								(2,147,217)
Issuance of common stock in private placement, net of issuance costs of $1,114,548			1,117,800	11,178	4,463,274			4,474,452
Issuance of common stock and warrants for license rights			400,000	4,000	2,413,126			2,417,126
Exercise of common stock options			5,601	55	16,223			16,278
Preferred stock conversion	(207)	(3)	207	3				-
Stock-based compensation					688,974			688,974

Balance, December 31, 2010	284,844	$2,848	6,563,076	$65,631	$48,803,210	$1,604,940	$(23,795,916)	$26,680,713

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2010	2009
Operating Activities
Net loss	$(2,448,864)	$(1,282,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of equipment and improvements	895,264	882,598
Amortization of identifiable intangible assets	1,689,750	1,315,879
Amortization of deferred financing costs	110,458	144,565
Loss on debt extinguishment	114,072	–
Provision for bad debts	1,941	(92,827)
Allowance for sales adjustments	41,503	702,999
Provision for inventory obsolescence	279,861	363,170
Loss (gain) on disposal of equipment	6,658	(59,031)
Deferred rent expense	108,752	46,318
Compensation charge for employee stock options	617,737	800,945
Compensation charge for restricted stock	68,267	18,148
Interest charge for stock warrants	2,970	8,910
Deferred tax provision	155,889	103,631
Changes in operating assets and liabilities:
Accounts receivable	(2,112,243)	(151,126)
Inventories	(1,122,105)	1,002,031
Prepaid expenses and other current assets	(144,937)	19,203
Other assets	310,945	(440)
Accounts payable	368,548	(367,404)
Accrued expenses and other current liabilities	764,327	(800,640)
Net cash (used in) provided by operating activities	(291,207)	2,654,204
Investing Activities
Purchase of equipment and improvements	(634,939)	(265,726)
Purchase of license rights	(2,250,000)	–
Proceeds from sale of equipment	–	61,000
Net cash used in investing activities	(2,884,939)	(204,726)
Financing Activities
Change in restricted cash	2,032,164	(17,742)
Net change in borrowings under line of credit	769,249	(1,140,299)
Deferred issuance costs	–	(305,715)
Long-term debt repayments	(4,059,185)	(1,298,208)
Proceeds from issuance of common stock, net of costs	4,490,730	(5,000)
Net cash provided by (used in) financing activities	3,232,958	(2,766,964)
Effect of exchange rate changes on cash	103,880	169,972
Net increase (decrease) in cash and cash equivalents	160,692	(147,514)
Cash and cash equivalents
Beginning of year	243,524	391,038
End of year	$404,216	$243,524
Supplemental disclosures of cash flow information:
Purchase of license rights	$4,667,126	$-
Issuance of common stock and warrants	(2,417,126)	-
Cash paid	$2,250,000	$-

Cash paid during the year for:
Interest	$472,031	$723,339
Taxes	$77,712	$52,052

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Description of Business

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a full line provider of wound care, wound closure and specialty securement devices and skin care products.  The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada and other select international markets.  The Company’s United States distribution facilities are located in St. Louis, Missouri, and Houston, Texas, while the Company’s Canadian distribution facility is located in Toronto.  The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

2.	Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reverse Stock Split – The accompanying consolidated financial statements reflect a 1-for-8 reverse split of the Company’s common and preferred stock approved by the board of directors and shareholders of the Company and made effective by an amendment to the Company’s articles of incorporation on January 28, 2010.  All share and per share information herein that relates to the Company’s common and preferred stock has been retroactively restated to reflect the reverse stock split.

Use of Estimates – The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Although these estimates are based on knowledge of current events and actions which may be undertaken in the future, actual results may ultimately differ from these estimates.  Estimates and assumptions are required in the determination of sales deductions for trade rebates, sales incentives, discounts and allowances.  Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory.

Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates during the period.  Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income.  For the Company’s Canadian subsidiary, whose functional currency is the Canadian dollar, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in income of $159,949 and $84,423 for the years ended December 31, 2010 and 2009, respectively, which is included in the consolidated statement of operations as follows:

	2010	2009

Cost of sales	$181,302		$(152,853)
Other (income) expense, net	(341,251)		(237,276)
	$(159,949)	$	(84,423)

Exchange rate fluctuations of foreign currency denominated assets and liabilities associated with inventory are included in cost of sales, while all other such fluctuations are included in other (income)/expense.

Cash and Cash Equivalents – The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less. There were no cash equivalents at December 31, 2010.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Concentration of Credit Risk – Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.  The Company maintains cash and cash equivalents with various financial institutions in amounts which at times may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.  The Company has not experienced any losses in such accounts.  The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks.  Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.

Inventories – Inventories consist of raw materials, packaging materials, work in process and finished goods valued at the lower of cost or market.  Cost is determined on the basis of the first-in, first-out method.

Equipment and improvements – Equipment and improvements are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets ranging from three to 10 years.  Leasehold improvements are amortized over the lesser of the useful lives or the remaining lease term.

Fair Value of Financial Instruments – The carrying value of cash equivalents, accounts receivable, prepaid expenses and other current assets and accounts payable reported in the consolidated balance sheets equal or approximate fair value due to their short term nature.  The fair value of the Company's long-term debt approximates the carrying value as the debt is at market rates currently available to the Company.

Identifiable Intangible Assets – Identifiable intangible assets, which consist of customer lists, trademark and trade names, non-compete and other agreements and certifications and product designs, are amortized over four to 13 years on a straight-line basis.

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

Stock-Based Compensation – Stock-based compensation for new, modified and unvested share-based awards with employees and non-employee directors, such as grants of stock options and restricted stock, is recognized in the consolidated financial statements based on the fair value of the award at the grant date and is recognized on a straight-line basis over the requisite service periods.  The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option-pricing model for service and performance based awards and the binomial/lattice pricing model for market based awards.  The fair value of restricted stock is based on the quoted market price.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis.  In 2010 and 2009, the Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows were required.  The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statements of Operations.  These amounts are not material to the consolidated financial statements for the periods presented.  The Company’s United States tax returns are subject to examination by federal and state taxing authorities.  Tax years prior to 2007 are no longer subject to federal or state examination.  Tax years prior to 2007 are also no longer subject to examination in Canada.

Revenue Recognition – Sales are recorded when product is shipped or title passes to customers and collectability is reasonably assured.  Gross sales are adjusted for cash discounts, returns and allowances, trade rebates, distribution fees (in Canada) and other sales deductions in the same period that the related sales are recorded.  Freight costs billed to and reimbursed by customers are recorded as a component of revenue.  Freight costs to ship product to customers are recorded as a component of cost of sales.

Advertising and Promotion Costs – Advertising and promotion costs are expensed as incurred and were $1,197,309 and $1,131,909 in 2010 and 2009, respectively.

Royalties – The Company recognizes royalty expenses associated with the products sold at the time the related sale occurs and records them as a component of cost of sales.  Royalty expense for the years ended December 31, 2010 and 2009 was $911,893 and $499,258, respectively.

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive.  The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method.  Potentially dilutive securities have not been included in the computation of diluted loss per share for the years ended December 31, 2010 and 2009 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2010	2009

Excluded dilutive shares:
Preferred stock	284,844	285,051
Restricted common stock	20,000	–
Stock options	1,203,600	1,066,328
Warrants	1,734,531	1,099,407

Total dilutive shares	3,242,975	2,450,786

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.           Adjustment of Prior Year Financial Statement Amounts

During the three months ended December 31, 2010, the Company determined that certain immaterial corrections were required to be made to previously issued financial statements.  Specifically, the Company determined that its valuation allowance for deferred tax assets was understated and as a result income tax expense was also understated.  This error was caused by improperly considering as a source of future taxable income the reversal of taxable temporary differences associated with goodwill that have an indefinite reversal period.  Accordingly, an increase in the valuation allowance is required for deferred tax assets.

The following table summarizes the effects of the corrections to the Company’s consolidated balance sheet and consolidated statement of operations as of and for the year ended December 31, 2009.

	As Adjusted	As Previously Reported
Consolidated Balance Sheet:
Deferred tax liability	$895,306	$355,349
Total liabilities	12,068,775	11,528,818
Shareholders’ equity	21,231,100	21,771,057

Consolidated Statement of Operations:
Income taxes	208,116	68,663
Net loss	(1,282,725)	(1,143,272)
Net loss per common share	(0.25)	(0.23)

The previously reported amount of accumulated deficit at January 1, 2009 of $19,663,823 was increased by the cumulative effect of the error of $400,504.  The adjustment does not impact the previously reported total amounts of consolidated cash flows from operating, investing and financing activities.

4.           Accounts Receivable

Accounts receivable include the following:

	December 31,
	2010	2009

Accounts receivable	$5,809,056	$4,216,147
Less: Allowance for doubtful accounts	(89,736)	(73,318)
Allowance for trade rebates	(163,789)	(642,789)
Allowance for cash discounts and returns	(114,020)	(127,328)

Accounts receivable, net	$5,441,511	$3,372,712

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Inventories

Inventories include the following:

	December 31,
	2010	2009

Finished goods	$8,727,822	$7,804,339
Work in process	598,486	466,365
Packaging materials	778,900	722,148
Raw materials	2,393,311	2,496,872

Total inventory	$12,498,519	$11,489,724

6.           Equipment and Improvements, net

Equipment and improvements, net include the following:

	December 31,
	2010	2009

Machinery and equipment	$5,981,946	$5,677,389
Furniture and fixtures	648,460	609,694
Leasehold improvements	2,086,956	1,473,920

	8,717,362	7,761,003
Less: accumulated depreciation	(5,109,120)	(4,019,656)

Total equipment and improvements, net	$3,608,242	$3,741,347

Included in equipment and improvements at December 31, 2010 are leased machinery and equipment with a cost of $161,381 and accumulated amortization of $108,933 and furniture and fixtures with a cost of $260,069 and accumulated amortization of $170,329.  Amortization of assets under capital leases is included in depreciation expense.

7.	Identifiable Intangible Assets, net

Identifiable intangible assets, net include the following:

	December 31,
	2010	2009

Medihoney license rights	$4,667,126	$-
Other identifiable intangible assets	7,500,000	8,286,864

	12,167,126	8,286,864
Less accumulated amortization	(5,195,500)	(4,292,614)

Total identifiable intangible assets, net	$6,971,626	$3,994,250

In connection with the acquisition of the Medihoney worldwide license rights (note 16) the Company capitalized the $4,667,126 consideration paid as an identifiable intangible asset.  The $4,667,126 cost will be amortized over 10 years, and the expense is included as a component of cost of sales in the Consolidated Statement of Operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other identifiable intangible assets result from acquisitions completed in 2006 and 2007 and consist of the following:

	Amount	Amortization Period

Customer list	$3,300,000	4-10 years
Trademarks and trade names	1,600,000	10-13 years
Non-compete agreement	1,200,000	5 years
Other agreements	1,200,000	4 years
Certification and product designs	200,000	5 years

	$7,500,000

Amortization expense of the other identifiable intangible assets is included in selling, general and administrative expenses in the Consolidated Statement of Operations.  The weighted average useful life of identifiable intangible assets as of December 31, 2010 and 2009 is 3.9 and 3.0 years, respectively.  Amortization expense for 2010 and 2009 and estimated amounts thereafter by year is as follows:

	Medihoney License Rights	Other Identifiable Intangible Assets	Total

Amortization expense for year ended December 31, 2010	$375,750	$1,314,000	$1,689,750

Amortization expense for year ended December 31, 2009	$-	$1,315,879	$1,315,879

Estimated amortization expense for years ending December 31,

2011	$480,057	$1,050,375	$1,530,432
2012	466,713	323,000	789,713
2013	466,713	285,000	751,713
2014	466,713	285,000	751,713
2015	466,713	285,000	751,713
Thereafter	1,944,467	451,875	2,396,342
	$4,291,376	$2,680,250	$6,971,626

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Other Assets

Other assets include the following:

	December 31,
	2010	2009

Deferred financing costs, net	$190,117	$414,647
Deferred stock issuance costs	-	305,715
Deposits	126,742	129,391

Total other assets, net	$316,859	$849,753

Deferred financing costs related to the credit facility (note 9) are being amortized over the five-year term of the related facility.  Costs incurred through December 31, 2009 in connection with the February 2010 sale of stock and warrants (notes 12 and 16) are included in deferred issuance costs and were reclassified to additional paid in capital upon the close of the equity offering.

9.	Line of Credit Borrowings

In November 2007, the Company entered into a five-year revolving credit agreement with a United States lender which provides for maximum borrowings of $8,000,000.  The revolving credit agreement was amended from time to time, the latest of which was March 26, 2010.  Advances under the revolving credit agreement may be drawn, up to 85% of eligible receivables (as defined) and 44% of eligible inventory (as defined) less a minimum excess availability reserve of $1,000,000.  Interest on outstanding advances under the revolving credit agreement is payable at the three month LIBOR rate, subject to a 1.50% floor, plus 4.25%.   In addition, the Company pays a monthly unused line fee of 0.5% per year on the difference between the daily average amount of advances outstanding under the revolving credit agreement and $8,000,000 together with a monthly collateral management fee of $2,000.  At December 31, 2010, the effective interest rate was 5.75%, the outstanding balance was $3,075,555, and available borrowing was $799,201.

Outstanding balances under the revolving credit agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets.

The revolving credit agreement is subject to financial covenants which require maintaining both a minimum fixed charge coverage and a maximum total leverage ratio (as defined).  The Company was in compliance with the financial covenants throughout 2010.  Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the revolving credit agreement.  The revolving credit agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2010	2009

Accrued Canadian sales rebate, net (see note 15)	$409,842	$369,197
Accrued compensation and related taxes	265,334	317,230
Accrued sales incentives and other fees	461,944	260,985
Other	1,013,501	395,055

Total accrued expenses and other current liabilities	$2,150,621	$1,342,467

At December 31, 2010 and 2009, the amount of the Canadian accrued sales rebate and other reserves exceeded the amount of the underlying trade receivables outstanding.  The net credit balance in trade receivables was reclassified for financial reporting purposes to accrued expense to recognize it as a net liability.

11.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2010	2009

Term loan	$-	$3,500,000
Promissory note	-	500,000
Capital lease obligation	5,851	65,036

Total debt	5,851	4,065,036

Less: current maturities	5,851	1,759,185

Long-term debt	$-	$2,305,851

Term Loan

In November 2007, the Company entered into a five-year $6,000,000 term loan agreement with a United States lender.  On February 23, 2010 the term loan was paid off which resulted in a $114,072 loss on debt extinguishment.

Promissory Note

In connection with an April 2006 acquisition, a portion of the purchase price was paid via a 12% unsecured promissory note issued to the seller.  The promissory note provided for quarterly interest installments of $15,000 and a final payment of the outstanding principal of $500,000 plus interest. The promissory note was paid off on March 31, 2010.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	Shareholders’ Equity

Preferred Stock

There are 18,598 shares of series A convertible preferred stock outstanding at December 31, 2010.  The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and has voting rights identical to the common stock on all other matters.

There are 54,943 shares of series B convertible preferred stock outstanding at December 31, 2010.  The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and has voting rights identical to the common stock on all other matters.

There are 77,384 shares of series C convertible preferred stock outstanding at December 31, 2010.  The series C preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference averaging $5.60 per share, votes as a class on matters affecting the series C preferred stock and has voting rights identical to the common stock on all other matters.

There are 133,919 shares of series D convertible preferred stock outstanding at December 31, 2010.  The series D preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference averaging $4.00 per share, votes as a class on matters affecting the series D preferred stock and has voting rights identical to the common stock on all other matters.

Common Stock

In February 2010, the Company raised $4,474,452 (net of $1,114,548 in commission and other offering expenses) from the sale of 1,117,800 shares of common stock at a price of $5.00 per share, together with 372,600 five-year warrants to purchase common stock at $5.50 per share.  In addition, the placement agent received 29,160 five-year warrants to purchase common stock at $6.25 per share.

Also in February 2010, the Company issued 400,000 shares of its common stock together with 133,333 warrants to purchase its common stock at an exercise price of $5.50 per share and 100,000 warrants to purchase its common stock at an exercise price of $6.25 per share in connection with the purchase of the world-wide Medihoney license rights (notes 7 and 16).

During 2010 the Company issued 207 shares of common stock upon the conversion of preferred stock and 5,601 shares of common stock for the exercise of stock options.

On May 12, 2009, 21,875 shares of common stock were issued to outside directors upon vesting of compensatory restricted stock previously granted.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Purchase Warrants

At December 31, 2010, the Company had warrants outstanding to purchase 1,734,531 shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

H	331,915	$8.00	April 30, 2011
I	94,351	$5.76	April 30, 2011
J	267,858	$6.16	May 31, 2013
K	399,064	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	372,600	$5.50	February 22, 2015
P	29,160	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015

Total	1,734,531

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 1,250,000 shares of common stock may be issued.  The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company.  The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option.  The duration of each option may not exceed 10 years from the date of grant.  As of December 31, 2010, options to purchase 1,020,974 shares of the Company’s common stock were issued and outstanding under the plan and 229,026 shares were available for granting.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”).  All non-plan options were granted at the fair market value at the date of grant.  As of December 31, 2010, non-plan options to purchase 182,626 shares of the Company’s common stock were issued and outstanding.

For the years ended December 31, 2010 and 2009, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model.  The weighted-average assumptions for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Risk-free interest rate	2.53%	2.32%
Volatility factor	80%	92%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The risk-free rate utilized represents the United States Treasury yield curve rate, which approximates the risk-free rate for the expected option life at the time of grant.  The volatility factor was calculated based on the Company’s historical stock price volatility equal to the expected life of the option at the grant date.  The dividend yield is 0% since the Company does not anticipate paying dividends in the near future.  Based on the Company’s historical experience of options that expired or are cancelled before becoming fully vested, the Company has assumed an annualized forfeiture rate of 1.0% for all options.  The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2010 and 2009 follows:

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	1,066,328	$5.08	1,002,828	$5.60
Granted	246,625	$5.09	184,375	$3.07
Forfeited	(79,999)	$4.99	(3,750)	$5.31
Expired	(23,753)	$6.00	(117,125)	$5.83
Exercised	(5,601)	$2.91	-	-

Outstanding – end of year	1,203,600	$5.07	1,066,328	$5.08

Expected to vest – end of year	1,191,564	$5.07	1,055,665	$5.08

Exercisable at end of year	990,374	$5.17	882,031	$5.34

The weighted average fair value per share of options granted during 2010 and 2009 was $3.59 and $2.34, respectively.  The intrinsic value of options exercised in 2010 was $8,602.

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$2.88 - $4.00	443,906	4.99	$3.37	388,138	$3.43
$4.01 - $6.00	496,376	6.27	$5.05	347,350	$5.04
$6.01 - $10.00	220,625	5.27	$6.99	212,193	$6.98
$10.01 - $13.00	18,750	3.15	$12.40	18,750	$12.40
$13.01 - $13.60	23,943	2.52	$13.60	23,943	$13.60

	1,203,600	5.49		990,374	$4.74

The intrinsic value of options outstanding at December 31, 2010 was $625,856.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended December 31, 2010 and 2009, stock option compensation expense was recorded as follows:

	2010	2009

Cost of sales	$40,985	$97,091
Selling, general and administrative expenses	576,752	703,854
Total stock option compensation expense	$617,737	$800,945

As of December 31, 2010, there was $465,166 of unrecognized compensation cost related to non-vested service based awards granted under the plan.  This expense is expected to be recognized over the options’ remaining weighted average vesting period of 1.6 years.

Restricted Common Stock

The Company has a restricted common stock plan under which 312,500 shares of common stock are reserved for issuance.  There are 270,625 shares available for issuance under the plan at December 31, 2010.

In May 2010, 20,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors that will vest one year from date of grant.  The fair market value at the date of grant determined by the quoted market price was $102,400, or $5.12 per share.  For the year ended December 31, 2010, $68,267 was recorded in operating expense for these grants.

On May 12, 2006, 21,875 shares of restricted common stock were granted to non-employee members of the Company’s board of directors that vested three years from the date of the grant.  The fair market value at the date of grant, determined by the quoted market price, was $145,250, or $6.64 per share.  The fair market value of the grant was recognized to compensation expense over the three-year service period.  For the year ended December 31, 2009, $18,148 was recorded in operating expense for these grants.

Shares Reserved for Future Issuance

At December 31, 2010, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	284,844
Common stock options available for grant	223,425
Common stock options outstanding	1,203,600
Common stock warrants outstanding (series H – Q)	1,734,531
Restricted common stock available for grant	270,625
Restricted common stock grants	20,000
Total common stock shares reserved	3,737,025

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The registration statements relative to the April 2006 and November 2007 syndications have expired.  Although the securities sold in these syndications are eligible for sale under Rule 144(b)(1)(i), the Company has accorded “piggyback” registration rights to the subject purchasers for an indefinite period.  The registration statement relative to the April 2008 syndication is currently effective and there has been no lapse in its effectiveness.

The securities registration provisions applicable to the April 2008 syndication require that if the Securities and Exchange Commission suspends the effectiveness of the subject registration statement prior to all registered securities either having been sold or becoming eligible for unrestricted sale pursuant to Rule 144(b)(1)(i) under the Securities Act of 1933, an event not now anticipated, the Company must pay purchasers one thirtieth of one percent of the purchase price of the securities for each day the subject registration statement is not effective up to a maximum of ten percent of the purchase price.

The securities purchased in the April 2008 syndication are all eligible for unrestricted sale under Rule 144(b)(1)(i) with the exception of securities purchased by a single institutional investor in the total amount of $2,000,000.  The Company’s maximum potential liability to the subject investor under the foregoing registration provisions would be $200,000.

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

Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions.  Basic and advanced wound care products are manufactured both internally and outsourced, while the manufacture of skin care products is completely outsourced.  Wound closure-specialty securement devices are primarily manufactured in-house.  Internally, the segments are managed at the gross profit level.  The aggregation or allocation of other costs by segment is not practical.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Segment sales, gross profit and other related information for 2010 and 2009 are as follows:

	Year Ended December 31, 2010
	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$54,173,147	$1,745,405	$555,504	-	$56,474,056

Gross profit	15,453,544	940,387	133,401	-	16,527,332
Total expenses	-	-	-	-	(18,976,196)

Net loss					$(2,448,864)

Equipment and improvements, net	$3,223,980	$119,228	$-	$265,034	$3,608,242

	Year Ended December 31, 2009
	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$46,017,618	$1,769,742	$738,798	-	$48,526,158

Gross profit	13,876,494	985,917	195,307	-	15,057,718
Total expenses	-	-	-	-	(16,340,443)

Net loss					$(1,282,725)

Equipment and improvements, net	$3,242,422	$132,165	$-	$366,760	$3,741,347

Wound care equipment and improvements are primarily related to Derma Canada.  Corporate headquarters and the Company’s United States distribution center based in Missouri’s equipment and improvements are included in the Other column since they service all three operating segments.

A geographical breakdown of the Company’s sales, gross profit and equipment and improvements, net is as follows:

	United States	Canada	Other	Total
2010

Net sales	$38,338,581	$14,443,742	$3,691,733	$56,474,056
Gross profit	$11,765,478	$3,393,376	$1,368,478	$16,527,332
Equipment and improvements, net	$415,116	$2,642,165	$550,961	$3,608,242

2009

Net sales	$34,474,068	$11,603,748	$2,448,342	$48,526,158
Gross profit	$11,844,972	$2,355,826	$856,920	$15,057,718
Equipment and improvements, net	$577,378	$2,526,904	$637,065	$3,741,347

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Sales and gross profit outside of the United States and Canada relate principally to wound care and wound closure and specialty securement device sales in Europe and Latin America.

For the year ended December 31, 2010, the Company had a major United States customer comprising 13% of United States sales and 8% of United States trade accounts receivable at December 31, 2010.  The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada trade accounts receivable at December 31, 2010.

14.	Income Taxes

Loss before income taxes for the year ended December 31 consists of the following components:

	2010	2009

Domestic	$(2,329,148)	$(1,240,845)
Foreign	304,245	166,236

Loss before income taxes	$(2,024,903)	$(1,074,609)

The components of income taxes (benefit) for the year ended December 31 are as follows:

	2010	2009

Current:
Federal	$-	$-
State	-	3,077
Foreign	268,072	101,408

Total current	268,072	104,485

Deferred:
Federal	144,399	114,975
State	30,742	24,478
Foreign	(19,252)	(35,822)

Total deferred	155,889	103,631

Total income taxes	$423,961	$208,116

The reconciliation of income tax computed at the United States federal statutory tax rates to income tax expense along with percentage of loss before income taxes is as follows:

	December 31,
	2010		2009

Tax benefit at federal statutory rate	$(688,467)	34.0%	$(365,367)	34.0%
State tax, net of federal benefit	(84,530)	4.2	(21,707)	2.0
Nondeductible expenses	168,389	(8.3)	278,753	(25.9)
Other	(1,383)	-	(1,589)	-
Change in valuation allowance	1,029,952	(50.8)	318,026	(29.5)

Income taxes	$423,961	(20.9)%	$208,116	(19.4)%

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$4,207,947	$3,752,540
Equity based compensation	236,232	134,543
Allowance for sales deductions	144,931	329,388
Amortization of identified intangibles	1,519,140	1,213,067
Inventory adjustments	656,338	467,175
Other	178,599	91,369
Deferred tax assets	6,943,187	5,988,082
Deferred tax liabilities:
Prepaid expenses	(22,226)	(25,207)
Goodwill	(715,098)	(539,957)
Depreciation	(244,856)	(282,469)
Other	(626)	-
Deferred tax liabilities	(982,806)	(847,633)
Valuation allowance	(7,024,974)	(6,030,709)
Net deferred tax liabilities	$(1,064,593)	$(890,260)

The net deferred tax liability of $1,064,593 consists of a deferred tax asset of $3,495 and a net deferred tax liability of $1,068,088 as of December 31, 2010.  The net deferred tax liability consists of a deferred tax liability of $715,098 related to the differences in the basis of goodwill for financial reporting and tax purposes coupled with $349,495 consisting of a deferred tax liability of $352,990 and a deferred tax asset of $3,495 related to the Company’s Canadian operations.  The deferred tax asset is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount by which the Company can utilize its United States federal net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations.  Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards and to realize the other net deferred tax assets, a full valuation allowance has been provided as of December 31, 2010 and 2009 for the deferred tax assets for the United States and United Kingdom and as of December 31, 2009 for the United States.

At December 31, 2010, the Company has net operating loss carryforwards of approximately $11,159,000 for United States federal income tax purposes that begin to expire in 2012.  For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates.  The most significant state net operating loss carryforward is approximately $1,336,000 in New Jersey, the site of the Company’s headquarters.  New Jersey currently allows the deduction of net operating losses up to 100% of net income.  The state has a seven year carryforward period but such period is extended where an otherwise deductible net operating loss was disallowed in full or in part because of previous limitations.  The New Jersey carryforwards begin to expire in years 2013 through 2017.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

15.	Retirement Benefits

The Company maintains a profit sharing/401(k) plan for eligible full-time United States employees.  Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations.  The Company makes a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan.  Company contributions to the plan for the years ended December 31, 2010 and 2009 were $66,442 and $58,546, respectively.

The Company’s Canadian subsidiary maintains a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees.  The Canadian subsidiary makes a matching contribution of 50% of an employee’s contribution to a maximum of 3% of annual gross earnings.  Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency.  The Company’s Canadian subsidiary’s contributions to the plan for the year ended December 31, 2010 and 2009 were $64,855 and $60,270, respectively.

16.	Commitments

Operating Leases

The Company has non-cancelable operating lease agreements for its facilities and equipment expiring in various years through 2017.  Total lease expense under these lease agreements was $1,541,356 and $1,402,092 in 2010 and 2009, respectively.  Total minimum lease payments under each lease are recorded on a straight-line basis to lease expense over the lease term.  Differences between the recognition of lease expense on a straight-line basis and payments owed and/or free rent are recorded as deferred rent.  Tenant improvement allowances are recorded as deferred lease expense as received, and amortized to lease expense over the lesser of the corresponding asset life or the lease term.  At December 31, 2010, the Company had deferred rent of $210,767 recorded on the Consolidated Balance Sheet.

The leases generally provide for scheduled increases in future minimum annual lease payments over the life of the lease.  The leases provide for renewal options consistent with the terms of the existing lease.  It is expected that these leases will be renewed or replaced by leases on other property and equipment, as needed.

Net minimum future lease payments under existing operating leases as of December 31, 2010 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2011	$1,574,352
2012	1,266,200
2013	1,031,778
2014	1,011,549
2015	829,100
Thereafter	1,293,033

Net minimum future rental payments	$7,006,012

During 2010, the Company extended the lease on its distribution center in St. Louis four years through 2015, and received a $40,000 tenant improvement allowance, and also extended the lease on its Toronto facility five years through 2017, and received a $260,000 tenant improvement allowance.  At December 31, 2010, the Company had received $150,000 towards the Toronto lease tenant improvement allowance.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Comvita Licensing, Manufacturing and Sales Agreement

In February 2006, the Company entered into an exclusive five year licensing, manufacturing and sales agreement (the “2006 Agreement”) with Comvita New Zealand Limited (“Comvita”) whereby the Company manufactured and sold a line of Manuka Honey based wound care products developed by Comvita.  Under the 2006 Agreement, the Company received exclusive rights to manufacture and sell Manuka Honey based products throughout North and South America within the professional medical-surgical marketplace (i.e. extended care, acute care, home care, etc.) and non-exclusive rights within the consumer marketplace.  Comvita retained the right to these products in the consumer marketplace and maintained the option to purchase its Manuka Honey consumer product requirements from the Company.  In accordance with the 2006 Agreement, the Company purchases its requirements for medical grade honey exclusively from Comvita.  As consideration for the license, the Company paid Comvita a royalty based on sales.

On February 23, 2010, the Company replaced the 2006 Agreement with a new agreement with Comvita (the “2010 Agreement”) under which the Company received perpetual and exclusive worldwide licensing rights for Manuka Honey based (Medihoney®) wound and skin care products for all markets outside of the consumer market.  The 2010 Agreement also provides that Comvita will serve as the Company’s exclusive supplier for Manuka Honey and will not provide Manuka Honey to any other entities for use in the professional medical-surgical marketplace.  The 2010 Agreement calls for graduated royalty payments based on sales and milestone payments of up to $20,000,000 based on achievement of specified net sales objectives.  The license rights may be terminated or rendered non-exclusive by Comvita if the Company fails to meet certain minimum royalty requirements.

In consideration for the 2010 Agreement, the Company paid Comvita $2,250,000 and issued Comvita 400,000 shares of its common stock and warrants to purchase 133,333 shares of its common stock at $5.50 per share the stocks and warrants together valued at $2,000,000 and warrants to purchase 100,000 shares of common stock at a price of $6.25 per share which was valued at $417,126 using the Black-Scholes option pricing model.  Total consideration paid to Comvita was $4,667,126.  The cost of the foregoing licensing rights has been recorded as an intangible asset and is being amortized to cost of sales over an estimated useful life of 10 years.

Comvita is a major shareholder of the Company and its Chief Executive Officer serves on the Company’s Board of Directors.  In 2010 and 2009, the Company purchased $694,877 and $499,195 of medical grade honey from Comvita, respectively, and in 2009 the Company sold $88,274 worth of products to Comvita.  In addition, in 2010 and 2009 the Company paid Comvita royalties of $410,961 and $210,110, respectively.

Quick-Med Technologies, Inc. – License Agreement

In March 2007, the Company entered into a patent and technology license agreement (the “Agreement”) with Quick-Med Technologies, Inc. (“QMT”) relating to QMT’s proprietary anti-microbial technology (the “Technology”).  The initial term of the Agreement extended from March 2007 for the lesser of seven or five years from the date of first product regulatory approval employing the Technology.  Under the Agreement, QMT granted to the Company an exclusive, royalty-bearing right and license to make, use and sell products incorporating the Technology in the United States and Canada (with the exception of sales to the United States government and agencies thereof in which case the license will be non-exclusive).  Royalties are based on net sales of products utilizing the Technology at specified rates.  In the event for a given contract year the Company fails to make the required minimum royalty payment, QMT’s exclusive remedies (depending on the magnitude of the failure) are either termination of the Company’s exclusive rights to the Technology or termination of the Agreement. QMT received clearance from the United States Food and Drug Administration (“FDA”) for use of its Technology in February 2009.  The Company launched its first products utilizing the Technology in June 2009.

In February 2010, the parties amended the Agreement to clarify the term, the field of products included and the annual minimum royalty payment amounts.  The effective date of the amended Agreement was June 22, 2009, and the term of the Agreement is for a period of five years.  The products approved for sale under the Agreement were conforming gauze, gauze sponges, gauze bandage rolls, gauze packing strips, non woven sponges and island dressings (as defined).  In addition, QMT agreed to extended the amended contract term an additional three years to June 22, 2017 provided the Company (i) executes a private label agreement with a major United States distributor by March 1, 2010; (ii) the United States distributor achieves first commercial sale of product incorporating the Technology no later than 120 days after the private label agreement is executed; and (iii) the Company meets 100% of its cumulative minimum royalties for the first and second contract year by the end of the second contract year.  In 2010 the Company fulfilled the first two conditions for the three year extension.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The minimum royalty for the first contract year was not met.  Due to delays on the part of the Company and its United States distributor in implementing their plans for sale of these products, the third condition for the additional three year contract term extension most likely will not be met by the end of the second contract year in June 2011.  Management continues to work closely with QMT on these issues.  The Company has been advised by QMT that it is not their intention to invoke either of their exclusive remedies or to withdraw the three year extension at this time.

USC License Agreement

On November 2, 2007, the Company entered into a license agreement (the “License Agreement”) with the University of Southern California (“USC”) pursuant to which the Company acquired exclusive rights to 49 United States and foreign patents and non-exclusive rights to one patent, together with trade secrets and know-how, related to an angiotensin analog (the patents, trade secrets and know-how, collectively, the “Angiotensin Analog Technology” or “Technology”).  The Angiotensin Analog Technology relates to a topical application for the treatment of chronic wounds such as diabetic ulcers, leg ulcers associated with venous insufficiency, pressure ulcers (bed sores), burns and surgical scars.

The Company paid to or on behalf of USC an initial license fee of $839,348 which was charged to expense when incurred.  Additionally, the Company will pay USC royalties relative to sales of products employing the Technology (the “Angiotensin Products”) at specified rates in respect of revenues less than $100 million and revenues equal to or greater than $100 million, respectively.  In addition, the Company may make milestone payments to USC of up to $9,625,000 predicated upon obtaining approval of the FDA of various indications for the Angiotensin Products, as well as the attainment of various sales objectives.  Further, the Company is obligated to spend at least $1,250,000 on direct marketing of the initial Angiotensin Product within twelve months of the FDA’s approval thereof.

The compound employing the Technology is classified as a “drug,” the sale of which is conditioned upon FDA approval.  The process of obtaining FDA approval for the compound consists of subjecting the compound to a series of pre-clinical and clinical studies, these latter known as Phase I, Phase II and Phase III studies.

The compound has successfully undergone pre-clinical and Phase I clinical studies.  The compound has been in its Phase II human trial for diabetic foot ulcers since early 2008.  On February 3, 2011, the Company announced positive top-line efficacy results for the Phase II trial.

The Company is under no obligation to undertake or complete further studies in respect of the Technology.  Should it not do so, the Company may either sublicense the Technology to one or more third parties or release the Technology to USC.  In this latter event, USC would reimburse the Company for certain of its costs incident to clinical studies that have heretofore been performed.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Canadian Distribution Agreement

In May 2005, the Company entered into a distribution agreement with a Canadian company to serve as the exclusive distributor of its products in Canada.   The agreement also appoints the distributor as the Company’s servicing agent to fulfill supply contracts held directly by the Company.  The agreement was most recently amended in January 2011, extending it through April 2016.  The Company recognizes revenue under the agreement when title and risk of loss pass to the distributor and collectability is reasonably assured, which is at the time product is shipped to the distributor.  Payment terms from the distributor are 30 days.  Either party has the right to terminate the agreement when an event of default (as defined) has occurred with respect to the other party.  The distributor is entitled to continue to sell or otherwise dispose of all inventory owned by it from and after the date of contract expiration or termination.  If termination of the agreement is not occasioned by breach by the distributor, the distributor will be entitled on notice to the Company to return saleable inventory (as defined) to the Company.  Estimated returns are reserved at the time of sale.  Since the inception of the agreement, sales returns have been minimal.

The distributor assumes responsibility for customer service, product delivery and maintenance and warehousing of sufficient inventory to meet agreed upon order fulfillment requirements.  On an ongoing basis, the distributor places inventory replenishment orders with the Company at agreed upon prices, 120 days in advance of scheduled delivery.  Unless amended, each order becomes non-cancelable 90 days in advance of scheduled delivery.

With respect to sales made by the distributor, the Company pays the distributor an agreed upon distribution fee.  The Company reimburses the distributor for the difference between the price paid by the distributor and the Company’s contract price with the end customer, upon submission by the distributor of an agreed upon rebate report.  The distribution fee is recorded as a reduction of revenue under this agreement.

Executive Employment Agreements

The five executive officers of the Company are appointed by and serve at the discretion of the Board of Directors pursuant to one year employment agreements that are renewed annually as of April 1st.  The agreements were renewed on March 18, 2011 and currently require aggregate payment of $1,255,572 in 2011.  The agreements also provide for other benefits, including certain obligations that may be triggered by a change in control and severance for failure to renew an agreement other than for cause.

17.	Subsequent Events

On February 3, 2011, the Company announced the top-line efficacy data for its DSC127 Phase II trial.  The results were positive and the Company experienced an increase in its stock price and trading volume.  In addition, through March 29, 2011, 396,875 of the Company’s series H, I, K, O and P warrants were exercised and the Company received proceeds of $407,174 and issued 161,350 shares of its common stock.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 30, 2010, the Company dismissed Ernst & Young LLP (“Ernst & Young”) as the Company’s independent registered public accounting firm.  The Company, also on November 30, 2010, engaged KPMG LLP (“KPMG”) as the Company’s new independent registered public accounting firm.  The decision to dismiss Ernst & Young and engage KPMG was made at the direction of the audit committee of the Company’s board of directors.

The reports of Ernst & Young on the consolidated financial statements of the Company for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2009 and 2008, and through November 30, 2010, the Company did not have any disagreement with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the matter in connection with its report on the Company’s financial statements for the relevant year.

During the Company’s fiscal years ended December 31, 2009 and 2008 and through November 30, 2010, no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K have occurred.

A copy of Ernst & Young’s letter to the Securities and Exchange Commission dated December 2, 2010 reflecting its agreement with the foregoing statements is filed as Exhibit 16.1 to the Company’s Form 8-K filed on December 2, 2010.

During the Company’s fiscal years ended December 31, 2009 and 2008 and through November 30, 2010, neither the Company nor anyone acting on its behalf consulted with KPMG regarding any of the matters specified in Item 304 (a)(2) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, our president and chief executive officer (our principal executive officer) and our vice president and chief financial officer (our principal financial officer) performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Based on this evaluation, our president and chief executive officer and our vice president and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report based on the market capitalization of the Company as measured as of June 30, 2010 (end of the second quarter).

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2011.

Item 11.  Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2011.

Item 14.  Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2011.

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

3.12	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).
10.01*	Employment Agreement, dated March 18, 2011, between the Company and Edward J. Quilty.
10.02*	Employment Agreement, dated March 18, 2011, between the Company and John E. Yetter, CPA.
10.03*	Employment Agreement, dated March 18, 2011, between the Company and Robert C. Cole.
10.04*	Employment Agreement, dated March 18, 2011, between the Company and Frederic Eigner.
10.05*	Employment Agreement, dated March 18, 2011, between the Company and Barry J. Wolfenson.
10.06	The Derma Sciences, Inc. Stock Option Plan, as amended February 9, 2011.

10.07
Private Placement Memorandum with Amendments relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.08
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

10.14
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

10.16
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

10.17
Form of Purchase Agreement relative to the private placement of common stock and series H and I warrants effected on November 8, 2007 (previously filed as Exhibit 10.01 and 10.02 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.18
License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).

10.19
Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).

10.20
Credit and Security Agreement, dated November 8, 2007, between the Company and Merrill Lynch Capital (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.21
First Amendment to Credit and Security Agreement, dated March 28, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 2, 2008 and incorporated herein by reference).

10.22
Second Amendment to Credit and Security Agreement, dated August 13, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 19, 2008 and incorporated herein by reference).

10.23
Third Amendment to Credit and Security Agreement, dated March 31, 2009, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 6, 2009 and incorporated herein by reference).

10.24
Fourth Amendment to Credit and Security Agreement, dated February 26, 2010, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).

10.25
Fifth Amendment to Credit and Security Agreement, dated March 26, 2010, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 1, 2010 and incorporated herein by reference).

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

10.35
Underwriting Agreement, dated February 16, 2010, between the Company and Rodman & Renshaw, LLC (previously filed as Exhibit 1.1 to the Company’s Form 8-K filed on February 22, 2010 and incorporated herein by reference).

14.1
Code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (previously filed as Exhibit 10.42 to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference).

21.1	Information relative to subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

March 29, 2011	By:	/s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2011.

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