Form 10-Q
period 2011-03-31
DERMA SCIENCES, INC.
filed 2011-05-11
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes ☐                                           No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: May 10, 2011	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 6,743,557

PART I – FINANCIAL INFORMATION

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

Part I – Financial Information

Item 1.  FINANCIAL STATEMENTS

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$827,253	$404,216
Accounts receivable, net	5,417,200	5,441,511
Inventories	11,052,842	12,498,519
Prepaid expenses and other current assets	2,174,522	609,164
Total current assets	19,471,817	18,953,410
Equipment and improvements, net	3,811,954	3,608,242
Identifiable intangible assets, net	6,523,126	6,971,626
Goodwill	7,119,726	7,119,726
Other assets	292,260	316,859
Total Assets	$37,218,883	$36,969,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	$2,374,998	$3,075,555
Current maturities of long-term debt	–	5,851
Accounts payable	3,611,570	3,777,454
Accrued expenses and other current liabilities	2,878,193	2,150,621
Total current liabilities	8,864,761	9,009,481
Long-term liabilities	319,586	211,581
Deferred tax liability	1,096,598	1,068,088
Total Liabilities	10,280,945	10,289,150

Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding: 284,844 (liquidation preference of $4,201,426 at March 31, 2011)	2,848	2,848
Common stock, $.01 par value; 18,750,000 shares authorized; issued and outstanding: 6,724,894 at March 31, 2011 and 6,563,076 at December 31, 2010	67,249	65,631
Additional paid-in capital	49,481,144	48,803,210
Accumulated other comprehensive income – cumulative translation adjustments	1,729,645	1,604,940
Accumulated deficit	(24,342,948)	(23,795,916)
Total Shareholders’ Equity	26,937,938	26,680,713
Total Liabilities and Shareholders’ Equity	$37,218,883	$36,969,863

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
	Three Months ended March 31,
	2011	2010
Net Sales	$14,371,271	$12,844,382
Cost of sales	9,942,889	8,854,482
Gross Profit	4,428,382	3,989,900
Operating Expenses
Selling, general and administrative	4,738,019	4,187,745
Research and development	143,827	116,107
Total operating expenses	4,881,846	4,303,852
Operating loss	(453,464)	(313,952)
Other expense, net:
Interest expense	93,629	159,892
Loss on debt extinguishment	–	114,072
Other income, net	(73,429)	(109,506)
Total other expense	20,200	164,458
Loss before income taxes	(473,664)	(478,410)
Income taxes	73,368	100,279
Net Loss	$(547,032)	$(578,689)
Net loss per common share – basic and diluted	$(0.08)	$(0.10)
Shares used in computing net loss per common share – basic and diluted	6,634,187	5,647,175

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2011	2010
Operating Activities
Net Loss	$(547,032)	$(578,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of equipment and improvements	259,141	241,796
Amortization of intangible assets	448,500	364,000
Amortization of deferred financing costs	25,927	32,678
Loss on debt extinguishment	-	114,072
Provision (recovery) of bad debts	6,000	(2,688)
Allowance for sales adjustments	(21,274)	3,481
Provision for inventory obsolescence	63,781	105,006
Deferred rent expense	101,756	(5,211)
Compensation charge for employee stock options	248,887	165,376
Compensation charge for restricted stock	63,344	-
Deferred taxes provision	20,204	13,760
Changes in operating assets and liabilities:
Accounts receivable	50,452	(176,552)
Inventories	1,470,925	(1,693,834)
Prepaid expenses and other current assets	(1,568,901)	7,076
Other assets	(156)	310,818
Accounts payable	(201,029)	419,476
Accrued expenses and other current liabilities	671,446	809,749
Long-term liabilities	(2,043)	(5,049)
Net cash provided by operating activities	1,089,928	125,265
Investing Activities
Purchase of equipment and improvements	(394,057)	(42,927)
Purchase of intangible asset	-	(2,250,000)
Net cash used in investing activities	(394,057)	(2,292,927)
Financing Activities
Net change in bank line of credit	(700,557)	119,294
Long-term debt repayments	(5,851)	(4,023,365)
Net change in restricted cash	-	2,032,164
Proceeds from issuance of common stock, net of costs	367,321	4,511,840
Net cash (used in) provided by financing activities	(339,087)	2,639,933
Effect of exchange rate changes on cash	66,253	96,807
Net increase in cash and cash equivalents	423,037	569,078
Cash and cash equivalents
Beginning of period	404,216	243,524
End of period	$827,253	$812,602
Supplemental disclosures of cash flow information:
Purchase of license rights	$-	$4,667,126
Issuance of common stock and warrants	-	(2,417,126)
Cash paid	$-	$2,250,000

Cash paid during the period for:
Interest	$101,013	$142,225

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a full line provider of wound care, wound closure and specialty securement devices and skin care products.  The Company markets its products principally through independent distributors servicing the long-term care, home health and acute care markets in the United States, Canada, United Kingdom and other select international markets.  The Company’s United States distribution facilities are located in St. Louis, Missouri, and Houston, Texas, while the Company’s Canadian and United Kingdom distribution facilities are located in Toronto, Canada and Northampton, United Kingdom, respectively.  The Company also has manufacturing facilities in Toronto, Canada and Nantong, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Information included in the consolidated balance sheet as of December 31, 2010 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to that Form 10-K.

Principles of Consolidation – The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation

Use of Estimates – The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Although these estimates are based on knowledge of current events and actions which may be undertaken in the future, actual results may ultimately differ from these estimates.  Estimates and assumptions are required in the determination of sales deductions for trade rebates, sales incentives, discounts and allowances.  Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive.  The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method.  Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2011 and 2010 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended March 31,
	2011	2010
Dilutive shares:
Convertible preferred stock	284,844	285,064
Restricted common stock	50,500	-
Warrants	1,358,906	1,734,531
Stock options	1,341,132	1,168,350

Total dilutive shares	3,035,382	3,187,945

Reclassification – Amortization of the world-wide licensing rights for Medihoney have been reclassified from an operating expense to cost of sales for 2010 in the accompanying statement of operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

2.	Adjustment of Prior Year Financial Statement Amounts

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

The following table summarizes the effects of the corrections to the Company’s consolidated balance sheet and consolidated statement of operations as of and for the three months ended March 31, 2010.

	As Adjusted	As Previously Reported
Consolidated Balance Sheet:
Deferred tax liability	$920,437	$336,695
Total liabilities	9,553,766	8,970,024
Shareholders’ equity	27,764,901	28,348,643

Consolidated Statement of Operations:
Income taxes	100,279	56,494
Net loss	(578,689)	(534,904)
Net loss per common share	(0.10)	(0.09)

The adjustment does not impact the previously reported total amounts of consolidated cash flows from operating, investing and financing activities.

3.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	March 31, 2011	December 31, 2010

Finished goods	$8,030,753	$8,727,822
Work in process	616,713	598,486
Packaging materials	984,699	778,900
Raw materials	1,420,677	2,393,311

Total inventory	$11,052,842	$12,498,519

4.	Line of Credit Borrowings

In November 2007, the Company entered into a five-year revolving credit agreement with a U.S. lender which provides for maximum borrowings of $8,000,000.  The revolving credit agreement was amended from time to time, the latest of which was March 26, 2010.  Advances under the revolving credit agreement may be drawn up to 85% of eligible receivables (as defined) and 44% of eligible inventory (as defined) less a minimum excess availability reserve of $1,000,000.  Interest on outstanding advances under the revolving credit agreement is payable at the three month LIBOR rate, subject to a 1.50% floor, plus 4.25%.  In addition, the Company pays a monthly unused line fee of 0.5% per year on the difference between the daily average amount of advances outstanding under the agreement and $8,000,000, together with a monthly collateral management fee of $2,000.  At March 31, 2011, the effective interest rate was 5.75%, the outstanding balance was $2,374,998 and availability was $1,652,848.

Outstanding balances under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The revolving credit agreement is subject to financial covenants which require maintaining a minimum of fixed charge coverage and a maximum total leverage ratio (as defined).  Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement.  The Company was in compliance with these covenants at March 31, 2011.  The amended revolving credit agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

5.	Shareholders’ Equity

Common Stock

In the first quarter 2011, the Company received $367,321 (net of $41,276 in expenses) and issued 161,818 shares of common stock upon the exercise of stock purchase warrants and stock options.

In February 2010, the Company raised $4,474,452 (net of $1,114,548 in commission and other offering expenses) from the sale of 1,117,800 shares of common stock at a price of $5.00 per share, together with 372,600 five-year warrants to purchase common stock at $5.50 per share.  In addition, the placement agent received 29,160 five-year warrants to purchase common stock at $6.25 per share.

Also in February 2010, the Company issued 400,000 shares of its common stock together with 133,333 warrants to purchase its common stock at an exercise price of $5.50 per share and 100,000 warrants to purchase its common stock at an exercise price of $6.25 per share in connection with the purchase of the world-wide Medihoney license rights.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants

At March 31, 2011, the Company had warrants outstanding to purchase 1,358,906 shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

H	120,807	$8.00	April 30,2011
J	267,858	$6.16	May 31, 2013
K	389,064	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	336,899	$5.50	February 22, 2015
P	4,695	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015

Total	1,358,906

In the first quarter 2011, 211,108 series H, 94,351 series I, 10,000 series K, 35,701 series O and 24,465 series P warrants were exercised on a for cash or cashless basis (as applicable).

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 1,250,000 shares of common stock may be issued.  The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company.  The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option.  The duration of each option may not exceed 10 years from the date of grant.  As of March 31, 2011 options to purchase 1,158,506 shares of the Company’s common stock were issued and outstanding under the plan and 85,425 shares were available for granting.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”).  All non-plan options were granted at the fair market value at the date of grant.  As of March 31, 2011, non-plan options to purchase 182,626 shares of the Company’s common stock were issued and outstanding.

For the three months ended March 31, 2011, the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model.  The weighted-average assumptions used were as follows:

Risk-free interest rate	2.51%
Volatility factor	107%
Dividend yield	0%
Expected option life (years)	6.25

The risk-free rate utilized represents the U.S. Treasury yield curve rate, which approximates the risk-free rate for the expected option life at the time of grant.  The volatility factor was calculated based on the Company’s historical stock price volatility equal to the expected life of the option at the grant date.  The dividend yield is 0% since the Company does not anticipate paying dividends in the near future.  Based on the Company’s historical experience of options that expire or are cancelled before becoming fully vested, the Company has assumed an annualized forfeiture rate of 1.0% for all options.  The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2011 follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2011	1,203,600	$5.07
Granted	138,000	4.95
Exercised	(468)	3.04

Outstanding – March 31, 2011	1,341,132	$5.06

Expected to vest – March 31, 2011	1,327,721	$5.06

Exercisable at March 31, 2011	1,104,891	$5.13

During 2011 service based options of 68,000 and performance based options of 70,000 were granted to Company officers, directors, and employees.

The weighted average fair value per share of options granted during the three months ended March 31, 2011 was $4.11.

During the three months ended March 31, 2011 and 2010, stock option compensation expense was recorded as follows:

	Three Months Ended March 31,
	2011	2010

Cost of sales	$24,713	$20,100
Selling, general and administrative expenses	224,174	145,276

Total stock option compensation expense	$248,887	$165,376

As of March 31, 2011, there was $422,347 of unrecognized compensation cost related to nonvested service   and $308,250 nonvested performance based awards granted under the plan.  These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.69 years for the service and 0.75 years for the performance based awards.

Restricted Common Stock

The Company has a restricted common stock plan under which 312,500 shares of common stock are reserved for issuance.  There are 240,125 shares available for issuance under the plan at March 31, 2011.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In January 2011, 30,500 shares of restricted common stock were granted under the plan to Company employees on a performance basis which vest one year from date of grant if the performance conditions are met.  The fair market value at the date of grant determined by the quoted market price was $150,975, or $4.95 per share.  For the three months ended March 31, 2011, $37,744, was recorded in operating expense for these grants.

In May 2010, 20,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors that will vest one year from date of grant.  The fair market value at the date of grant determined by the quoted market price was $102,400, or $5.12 per share.  For the three months ended March  31, 2011, $25,600 was recorded in operating expense for these grants.

Shares Reserved for Future Issuance

At March 31, 2011, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	284,844
Common stock options available for grant	85,425
Common stock options outstanding	1,341,132
Common stock warrants outstanding	1,358,906
Restricted common stock grants	50,500
Restricted common stock available for grant	240,125

Total common stock shares reserved	3,360,932

6.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months Ended March 31,
	2011	2010

Net loss as reported	$(547,032)	$(578,689)
Other comprehensive income:
Foreign currency translation adjustment	124,705	176,273

Comprehensive loss	$(422,327)	$(402,416)

7.	Operating Segments

The Company consists of three operating segments:  wound care, wound closure and specialty securement devices and skin care.  Products in the wound care segment consist of basic and advanced dressings, adhesive bandages, ointments and sprays.  Wound closure and specialty securement device products include wound closure strips, nasal tube fasteners and a variety of catheter fasteners.  The skin care segment consists of antibacterial skin cleansers, hair and body soaps, lotions and moisturizers.

Products in all three operating segments are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions.  Basic and advanced wound care products are manufactured both internally and outsourced, while the manufacture of skin care products is completely outsourced.  Wound closure and specialty securement devices are primarily manufactured in-house.  Internally, the segments are managed at the gross profit level.  The aggregation or allocation of other costs by segment is not practical.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Segment sales, gross profit and other related information for 2011 and 2010 are as follows:

Three Months Ended March 31, 2011

	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$13,799,246	$441,354	$130,671	-	$14,371,271

Gross profit	4,156,228	238,736	33,418	-	4,428,382
Total expenses	-	-	-	$(4,975,414)	(4,975,414)

Net loss					$(547,032)

Three Months Ended March 31, 2010

Net sales	$12,247,021	$473,471	$123,890	-	$12,844,382

Gross profit	3,693,464	265,800	30,636	-	3,989,900
Total expenses	-	-	-	$(4,568,589)	(4,568,589)

Net loss					$(578,689)

The following table presents net sales by geographic region.

	Three Months Ended March 31,

	2011	2010

United States	67%	68%
Canada	26%	28%
Other	7%	4%

For the three months ended March 31, 2011, one U.S. customer accounted for 12% of U.S. sales and 10% of U.S. trade accounts receivable.  The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada sales and trade accounts receivable.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

8.	Income Taxes

The Company uses the discrete method to estimate its income tax expense each quarter due to the Company’s U.S. and United Kingdom valuation allowance position, projections of earnings and the existence of a deferred tax liability related to indefinite lived intangibles.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes the income tax expense and effective tax rate for the three month periods ended March 31, 2011 and 2010:

	2011	2010

Income tax expense	$73,368	$100,279
Effective tax rate	(15.5%)	(21.0%)

The income tax expense for the three months ended March 31, 2011 and March 31, 2010 were primarily due to income tax expense related to foreign operations and deferred income tax expense related to indefinite lived intangibles.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Overview

Operating Results of Quarters Ended March 31, 2011 and 2010

The following table highlights the operating results of the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,		Variance
	2011	2010
Gross sales	$17,122,198	$15,451,136	$1,671,062	10.8%
Sales adjustments	(2,750,927)	(2,606,754)	(144,173)	5.5%
Net sales	14,371,271	12,844,382	1,526,889	11.9%
Cost of sales	9,942,889	8,854,482	1,088,407	12.3%
Gross profit	4,428,382	3,989,900	438,482	11.0%

Selling, general and administrative expense	4,738,019	4,187,745	550,274	13.1%
Research and development expense	143,827	116,107	27,720	23.9%
Interest expense	93,629	159,892	(66,263)	(41.4)%
Loss on debt extinguishment	-	114,072	(114,072)	-%
Other income, net	(73,429)	(109,506)	36,077	(33.0)%
Total expenses	4,902,046	4,468,310	433,736	9.7%
Loss before income taxes	(473,664)	(478,410)	4,746	1.0%
Income taxes	73,368	100,279	(26,911)	(26.8)%
Net loss	$(547,032)	$(578,689)	$31,657	5.5%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended March 31,
	2011	2010
Gross sales	$17,122,198	$15,451,136
Trade rebates	(2,033,670)	(1,947,867)
Distributor fees	(350,548)	(329,673)
Sales incentives	(172,151)	(123,810)
Returns and allowances	(64,717)	(97,154)
Cash discounts	(129,841)	(108,250)
Total adjustments	(2,750,927)	(2,606,754)
Net sales	$14,371,271	$12,844,382

Trade rebates increased in 2011 versus 2010 due principally to higher Canadian sales subject to rebate. The increase in distribution fee expense is commensurate with the increase in Canadian net sales upon which it is based.  The increase in sales incentive expense reflects higher sales subject to the incentives, coupled with an expansion of the underlying sales incentive programs.  The sales returns and allowances decrease principally reflects an improvement in order fulfillment processes.  The increase in cash discounts reflects higher United States sales subject to cash discount, coupled with a slight increase in sales to customers that normally take the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended March 31, 2011 and 2010 are as follows:

	March 31,
	2011	2010
Beginning balance – January 1	$3,033,091	$2,493,232
Rebates paid	(2,538,766)	(2,096,942)
Rebates accrued	2,033,670	1,947,867
Ending balance – March 31	$2,527,995	$2,344,157

The $505,096 decrease in the trade rebate reserve balance at March 31, 2011 from December 31, 2010 reflects a decrease in the Canadian reserve due to the Canadian distributor taking its November monthly rebate payment January 2011 (normally taken in December), partially offset by higher sales subject to rebate.  There has been no other discernable change in the nature of our business in 2011 as it relates to the accrual and subsequent payment of rebates.

The amounts noted above at the balance sheet date are gross and do not reflect contractual offsets of amounts due from the customer for product purchases.

Net Sales and Gross Margin

The following table highlights the product line net sales and gross margin for the three months ended March 31, 2011 versus 2010:

	Quarter Ended March 31,		Variance
	2011	2010
Net Sales	$14,371,271	$12,844,382	$1,526,889	11.9%
Cost of sales	9,942,889	8,854,482	1,088,407	12.3%
Gross Profit	$4,428,382	$3,989,900	$438,482	11.0%
Gross Profit %	30.8%	31.1%

Consolidated net sales increased $1,526,889, or 11.9% (10.3% adjusted for exchange), in 2011 versus 2010.  Consolidated advanced wound care sales increased $1,303,589, or 57.1%, to $3,585,173 in 2011 from $2,281,584 in 2010.  All other sales (core sales) increased $223,300, or 2.1%, to $10,786,098 in 2011 from $10,562,798 in 2010.

Sales in the United States increased $1,029,063, or 11.2%, to $10,201,948 in 2011 from $9,172,885 in 2010.  The increase was driven by higher advanced wound care sales of $909,539, or 43.3%, coupled with a core sales increase of $119,524, or 1.7%.  Sales in Canada increased $135,036, or 3.8%, to $3,685,811 in 2011 from $3,550,775 in 2010.  This increase was driven by favorable exchange of $195,465 associated with a 5.3% strengthening of the Canadian dollar and sales growth of $314,763, or 8.8%, due to higher demand, partially offset by $375,192 related to an inventory reduction on the part of our exclusive Canadian distributor.  At the product level, the increase was driven by higher advanced wound care sales of $34,182, or 57.6%, coupled with a core sales increase of $100,854, or 2.9%.  International sales increased $362,790 to $483,512 in 2011 from $120,722 in 2010, due principally to the international growth strategy implemented in Europe and the Middle East in late February 2010.  The increase was driven by higher advanced wound care sales of $359,869 and core sales of $2,921.  The increase in advanced wound care product sales continues to reflect our expanded sales and marketing efforts to grow these products.

Consolidated gross profit increased $438,482, or 11.0%, in 2011 versus 2010.  Consolidated advanced wound care gross profit increased $588,790, or 57.3%, to $1,615,671 in 2011 from $1,026,881 in 2010.  All other gross profit (core gross profit) decreased $150,308, or 5.1%, to 2,812,711 in 2011 from $2,963,019 in 2010.  The consolidated gross profit margin percentage decreased to 30.8% in 2011 from 31.1% in 2010.  The increase in gross profit dollars reflects higher sales, partially offset by the lower gross profit margin percentage.  The lower gross margin percentage reflects an increase in lower margin core sales, unfavorable core sales mix towards lower margined products and higher product costs, partially offset by the benefit of increasing higher margin advanced wound care sales.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2011 versus 2010:

	Quarter Ended March 31,		Variance
	2011	2010
Distribution	$465,312	$451,426	$13,886	3.1%
Marketing	426,340	328,082	98,258	30.0%
Sales	1,837,212	1,458,427	378,785	26.0%
General and administrative	2,009,155	1,949,810	59,345	3.0%
Total	$4,738,019	$4,187,745	$550,274	13.1%

Selling, general and administrative expenses increased $550,274, or 13.1% (12.1% adjusted for exchange), in 2011 versus 2010, including an increase of $39,710 attributable to exchange.

Distribution expense increased $13,886, or 3.1% (2.3% adjusted for exchange), in 2011 versus 2010, including an increase of $3,446 due to exchange.  The increase reflects the redeployment of one position into the Houston distribution center from a manufacturing support position, partially offset by lower overall operating expenses due to cost containment and timing.

Marketing expense increased $98,258, or 30.0% (29.3% adjusted for exchange), in 2011 versus 2010, including an increase of $1,299 due to exchange.  The increase is attributable to higher United States advanced wound care related compensation and benefit and travel expense associated with new marketing and clinical personnel added in the second half of 2010, coupled with incremental international promotion expense in support of our advanced wound care growth initiatives, partially offset by lower first aid products promotion in the United States.

Sales expense increased $378,785, or 26.0% (25.1% adjusted for exchange), in 2011 versus 2010.  Expenses in the United States increased $232,134.  This increase is attributable to incremental costs of $402,448 consisting of compensation and benefits, commission, travel and sample expenses associated with the expansion of the advanced wound care sales force from 10 to 20 representatives that was started late in the first quarter 2010, partially offset by lower first aid products expense of $222,608 principally related to severance and operating expenses associated with the dismissal of an executive in the first quarter 2010, and normal inflation related operating cost increases and the addition of one new position in the second quarter 2010.  Expenses in Canada increased $40,305 (including a $10,308 increase related to exchange) due to higher compensation and benefit, travel, consulting and sales volume related group purchasing organization expenses and bid related fees.  International expenses representing a full quarter of compensation and benefits, commission, travel and sample expenses increased $106,346 versus the start up of operations in late February 2010.

General and administrative expenses increased $59,345, or 3.0% (1.6% adjusted for exchange), in 2011 versus 2010.  Expenses in the United States increased $83,173. This increase reflects higher board, inflation related compensation and benefit and travel expenses, partially offset by lower professional service expenses.  Expenses in Canada increased $6,714 (including a $24,657 increase related to exchange).  Net of exchange, expenses decreased $17,943 due principally to lower professional service expenses, partially offset by higher inflation related compensation and benefit expenses and the addition of one new position in the second quarter of 2010.  International expenses decreased $30,542 due principally to the non-recurrence of legal and consulting expenses associated with the start up of the business in the first quarter 2010.

Research and Development Expense

Research and development expense increased $27,720 to $143,827 in 2011 from $116,107 in 2010.  The increase reflects higher project management and consulting expenses associated with bringing the DSC127 Phase II trial fieldwork to closure and evaluating its preliminary results.

Interest Expense

Interest expense decreased $66,263 to $93,629 in 2011 from $159,892 in 2010.  The decrease is principally attributable to lower term and promissory note interest associated with the repayment of these loans in February 2010, lower loan related fees and lower deferred financing expense due to the write-off of a portion of the outstanding deferred financing balance in connection with the payoff of the term loan.  Borrowing against the line of credit and interest rates were comparable period to period.

Loss on Extinguishment of Debt

In connection with the payoff of our term loan in February 2010, we recorded a charge of $114,072 representing the then unamortized portion of the deferred financing costs relating to the term loan.

Other Income, Net

Other income decreased $36,077 to $73,429 in 2011 from $109,506 in 2010 principally due to lower exchange gains of $28,215 and lower miscellaneous income of $11,245, partially offset by higher royalty income of $3,383.

Income Taxes

    Income tax expense decreased $26,911 to $73,368 in 2011 from $100,279 in 2010 due to a decrease in the foreign tax provision based on the Canadian subsidiary’s operating results.

Net Loss

We generated a net loss of $547,032, or $0.08 per share (basic and diluted), in 2011 compared to a net loss of $578,689, or $0.10 per share (basic and diluted), in 2010.

Liquidity and Capital Resources

Cash Flow and Working Capital

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $827,253 and $404,216, respectively.  The $423,037 increase in cash reflects net cash provided by operating activities of $1,089,928 partially offset by cash used in investing activities of $394,057 and financing activities of $339,087, together with the exchange rate effect of $66,253.

Net cash provided by operating activities of $1,089,928 stems from $669,234 cash provided from operations (net loss plus non-cash items), together with $420,694 cash provided by the net change in operating assets and liabilities.  Lower inventory and higher accrued liabilities, offset by higher prepaid expenses and other current assets, were the main drivers behind the net cash provided by the net change in operating assets and liabilities.  The decrease in inventory principally reflects the sale of raw and packaging inventory on hand to our adhesive bandage supplier in Mexico, effective January 1, 2011, and planned reductions in excess first aid product inventory.  The increase in accrued expenses and other current liabilities principally reflects higher Canadian net rebates due to timing, accrued foreign taxes payable associated with Canada’s profitable operating results and receipt of an advance against a future near term sale recorded as deferred revenue.  The increase in prepaid expenses and other current assets principally reflects the receivable from the sale of raw and packaging inventory to our Mexican adhesive bandage supplier.

Net cash used in investing activities of $394,057 reflects year to date capital expenditures.

Net cash used in financing activities of $339,087 reflects a $700,557 pay down of our line of credit borrowing and $5,851 in debt payments, partially offset by $367,321 in net proceeds from the exercise of warrants and stock options.

Working capital increased $663,127 at March 31, 2011 to $10,607,056 from $9,943,929 at December 31, 2010.  This increase reflects our positive cash flow from operations together with the funds received from the warrant and stock option exercises during the quarter.  Management believes that this level of working capital is sufficient to support our existing operations.

In February 2011, we reported positive top-line results for our DSC127 Phase II trial in patients with diabetic foot ulcers.  The news was well received in the investment community and resulted in an increase in our share price and daily trading levels.  We expect to complete the study and file our report with the FDA by the end of September 2011.  We believe the positive results surrounding the DSC127 Phase II trial will improve our ability to raise equity going forward as circumstances warrant.

Based on current forecasts, a $1,000,000 Medihoney sales related milestone payment is anticipated in the next twelve months.

Financing Arrangements

With cash on hand of $827,253, together with available cash under our line of credit of $1,652,848, we had $2,480,101 of available liquidity at March 31, 2011, versus $1,203,417 at December 31, 2010.

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

The launch of a number of new products in recent years bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad.  We continue to work on our pipeline and have identified several product line extensions and new products that are capable of contributing to future sales growth.  We believe that the first aid products line continues to represent a growth opportunity.  Sales of the balance or our core product lines are expected to remain relatively stable.

Our strategy for growth is:

1.
Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher margined advanced wound care products.  In February 2010, we in-licensed the worldwide rights to Medihoney.  This will serve as the catalyst for the expansion of our international business.  We have established a direct presence in Europe and, ultimately, will serve other areas of the world employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

2.
While the commercial launch of DSC127 is estimated to be three to four years away (assuming successful completion of the Phase III trial), we believe the market potential for this product for diabetic foot ulcers and the other indications that we have the rights to are significant.  The final results of the Phase II trial for diabetic foot ulcers will determine the efficacy and safety of the product and further refine its market potential.  The cost of the Phase III trial and bringing the product to market are expected to be in the range of $30 to $40 million.  Should we decide to proceed with the DSC127 development plan for diabetic foot ulcers after completion of Phase II, we plan to fund the additional development costs via a joint venture, out of available cash flow and/or the sale of equity.  Alternatively, we may determine to sublicense or sell the rights to the compound.

3.
The first aid products business represents a growth opportunity.  In addition to its core business opportunities, the first aid products business will serve as a platform for introducing our existing advanced and traditional wound care products to new customers and markets, especially the retail market.

With the planned improvement in operations and expected working capital requirements, together with the available cash on hand and available borrowing capacity as of March 31, 2011, we anticipate having sufficient  liquidity in place to meet our existing operating needs and debt covenants for the foreseeable future.  Further, if needed, we believe the positive results surrounding the DSC127 Phase II Trial for diabetic foot ulcers will improve our ability to raise equity going forward to fund prospective growth initiatives.

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

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the December 31, 2010 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

During the three months ended March 31, 2011, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

The following risk factors update the related risk factors set forth in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $547,032 in the three months ended March 31, 2011 (unaudited), $2,448,864 for the twelve months ended December 31, 2010, and additional losses in previous years.  At March 31, 2011, we had an accumulated deficit of $24,342,948.  We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of May 10, 2011, up to 2,903,492 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants and options (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 6,743,557 shares of common stock currently outstanding.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2006 through 2010 and the first three months of 2011 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2006	$3.60	$7.20
2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011 *	$4.55	$12.60

(*) January 1 through March 31.

Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and

•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 6.  Exhibits

All exhibits required by Item 601 of Regulation S-K and required hereunder, as filed with the Securities and Exchange Commission in Form 10-K on March 31, 2011, are incorporated herein by reference.

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

DERMA SCIENCES, INC.

Dated: May 10, 2011	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer