Form 10-Q
period 2011-06-30
DERMA SCIENCES, INC.
filed 2011-08-15
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: August 15, 2011	Class:	Common Stock, par value $.01 per share Shares Outstanding: 10,526,849

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

Part I – Financial Information

Item 1.  FINANCIAL STATEMENTS

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$27,981,224	$404,216
Accounts receivable, net	5,795,587	5,441,511
Inventories	11,515,818	12,498,519
Prepaid expenses and other current assets	1,509,086	609,164
Total current assets	46,801,715	18,953,410
Equipment and improvements, net	3,859,796	3,608,242
Identifiable intangible assets, net	6,124,626	6,971,626
Goodwill	7,119,726	7,119,726
Other assets	266,741	316,859
Total Assets	$64,172,604	$36,969,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	$3,340,176	$3,075,555
Current maturities of long-term debt	–	5,851
Accounts payable	4,306,405	3,777,454
Accrued expenses and other current liabilities	1,910,294	2,150,621
Total current liabilities	9,556,875	9,009,481
Long-term liabilities	305,915	211,581
Deferred tax liability	1,105,135	1,068,088
Total Liabilities	10,967,925	10,289,150
Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding: 284,635 at June 30, 2011 and 284,844 at December 31, 2010 (liquidation preference of $4,191,394 at June 30, 2011)	2,846	2,848
Common stock, $.01 par value; 18,750,000 shares authorized; issued and outstanding: 10,302,421 at June 30, 2011 and 6,563,076 at December 31, 2010	103,024	65,631
Additional paid-in capital	76,228,805	48,803,210
Accumulated other comprehensive income – cumulative translation adjustments	1,764,278	1,604,940
Accumulated deficit	(24,894,274)	(23,795,916)
Total Shareholders’ Equity	53,204,679	26,680,713
Total Liabilities and Shareholders’ Equity	$64,172,604	$36,969,863

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months ended June 30,
	2011	2010
Net Sales	$15,879,609	$13,230,106
Cost of sales	11,252,794	9,317,002
Gross Profit	4,626,815	3,913,104
Operating Expenses
Selling, general and administrative	4,945,322	4,574,974
Research and development	150,566	123,744
Total operating expenses	5,095,888	4,698,718
Operating loss	(469,073)	(785,614)
Other expense, net:
Interest expense	121,800	134,707
Other income, net	(41,321)	(68,625)
Total other expense	80,479	66,082
Loss before income taxes	(549,552)	(851,696)
Income taxes	1,743	124,944
Net Loss	$(551,295)	$(976,640)
Net loss per common share – basic and diluted	$(0.07)	$(0.15)
Shares used in computing net loss per common share – basic and diluted	7,375,521	6,558,562

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Six Months ended June 30,
	2011	2010
Net Sales	$30,250,879	$26,074,487
Cost of sales	21,195,683	18,171,484
Gross Profit	9,055,196	7,903,003
Operating Expenses
Selling, general and administrative	9,683,339	8,762,719
Research and development	294,394	239,851
Total operating expenses	9,977,733	9,002,570
Operating loss	(922,537)	(1,099,567)
Other expense, net:
Interest expense	215,429	294,599
Loss on debt extinguishment	–	114,072
Other income, net	(114,750)	(178,131)
Total other expense	100,679	230,540
Loss before income taxes	(1,023,216)	(1,330,107)
Income taxes	75,142	225,222
Net Loss	$(1,098,358)	$(1,555,329)
Net loss per common share – basic and diluted	$(0.16)	$(0.25)
Shares used in computing net loss per common share – basic and diluted	7,006,902	6,105,386

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net loss	$(1,098,358)	$(1,555,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of equipment and improvements	515,975	485,242
Amortization of intangible assets	847,000	807,300
Amortization of deferred financing costs	51,854	61,575
Loss on debt extinguishment	-	114,072
Provision of bad debts	18,000	9,312
Allowance for sales adjustments	712	(32)
Provision for inventory obsolescence	190,024	247,967
Loss on disposal of equipment	2,730	-
Deferred rent expense	88,271	(10,422)
Compensation charge for employee stock options	492,428	417,130
Compensation charge for restricted stock	154,081	17,067
Deferred income taxes	26,617	48,967
Changes in operating assets and liabilities:
Accounts receivable	(362,112)	(1,316,098)
Inventories	898,635	(2,758,137)
Prepaid expenses and other current assets	(903,461)	22,005
Other assets	(317)	310,662
Accounts payable	493,181	615,278
Accrued expenses and other current liabilities	(288,973)	737,782
Long-term liabilities	(985)	(4,481)
Net cash provided by (used in) operating activities	1,125,302	(1,750,140)
Investing Activities
Purchase of equipment and improvements	(687,238)	(139,236)
Purchase of intangible asset	-	(2,250,000)
Net cash used in investing activities	(687,238)	(2,389,236)
Financing Activities
Net change in bank line of credit	264,621	1,801,170
Long-term debt repayments	(5,851)	(4,042,027)
Net change in restricted cash	-	2,032,164
Proceeds from sale of common stock, net of issuance costs	26,816,477	4,491,279
Net cash provided by financing activities	27,075,247	4,282,586
Effect of exchange rate changes on cash and cash equivalents	63,697	(1,310)
Net increase in cash and cash equivalents	27,577,008	141,900
Cash and cash equivalents
Beginning of period	404,216	243,524
End of period	$27,981,224	$385,424
Supplemental disclosures of cash flow information:
Purchase of license rights	$-	$4,667,126
Issuance of common stock and warrants	-	(2,417,126)
Cash paid	$-	$2,250,000

Issuance of warrants and stock options for payment of offering costs	$490,980	$121,634

Cash paid during the period for:
Interest	$188,611	$257,685

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a medical technology company focused the wound care marketplace.  The Company has one drug candidate that has completed a Phase II study and is working towards initiating a Phase III study.  The Company markets its currently available products principally through direct sales representatives in the United States, Canada, and the UK, and through independent distributors within other select international markets.  The Company’s United States distribution facilities are located in St. Louis, Missouri, and Houston, Texas.  The Company utilizes third party distributors for distribution in Canada, Europe and the Far East.  The Company also has manufacturing facilities in Toronto, Canada and Nantong, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Information included in the consolidated balance sheet as of December 31, 2010 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in Form 10-K previously filed with the Securities and Exchange Commission.  For further information refer to the Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive.  The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method.  Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2011 and 2010 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three and Six Months Ended June 30,
	2011	2010
Dilutive shares:
Convertible preferred stock	284,635	284,844
Restricted common stock	50,500	20,000
Warrants	3,065,702	1,734,531
Stock options	1,372,069	1,282,975

Total dilutive shares	4,772,906	3,322,350

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

The following table summarizes the effects of the corrections to the Company’s consolidated balance sheet and consolidated statement of operations as of and for the three and six months ended June 30, 2010.

	As Adjusted	As Previously Reported
As of June 30, 2010

Consolidated Balance Sheet:
Deferred tax liability	$940,197	$312,670
Total liabilities	11,254,055	10,626,528
Shareholders’ equity	26,791,550	27,419,077

For the three months ended June 30, 2010

Consolidated Statement of Operations:
Income taxes	124,944	81,159
Net loss	(976,640)	(932,855)
Net loss per common share	(0.15)	(0.14)

For the six months ended June 30, 2010

Consolidated Statement of Operations:
Income taxes	225,222	137,652
Net loss	(1,555,329)	(1,467,759)
Net loss per common share	(0.25)	(0.24)

The adjustment does not impact the previously reported total amounts of consolidated cash flows from operating, investing and financing activities.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

3.	Cash and Cash Equivalents

The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

Cash and cash equivalents at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Cash	$856,545	$404,216
U.S. money market accounts	4,802,046	-

Sub-total cash	5,658,591	404,216

Cash equivalents	22,322,633	-

Total cash and cash equivalents	$27,981,224	$404,216

The Company maintains cash with various domestic and foreign financial institutions within the ordinary course of business, which at times may exceed jurisdictional insurance limits.  The money market accounts are deposits in various U. S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation.  Cash equivalents consist of funds deposited into mutual funds investing in U.S. government obligations that are fully secured by the U.S. government.

The following table provides the cash equivalents carried at fair value measured on a recurring basis as of June 30, 2011:

	Fair Value Measurements, Using
	Total carrying value as of June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents	$22,322,633	$22,322,633	$-	$-

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets.  Level 2 inputs are quoted prices for similar assets in active markets or inputs that are observable for the asset, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets at fair value.  A financial asset’s classification is determined based on the lowest level input that is significant to the fair value measurement.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

4.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	June 30, 2011	December 31, 2010

Finished goods	$7,640,682	$8,727,822
Work in process	869,904	598,486
Packaging materials	1,243,852	778,900
Raw materials	1,761,380	2,393,311

Total inventory	$11,515,818	$12,498,519

5.	Line of Credit Borrowings

In November 2007, the Company entered into a five-year revolving credit agreement with a U.S. lender which provides for maximum borrowings of $8,000,000.  The revolving credit agreement was amended from time to time, the latest of which was March 26, 2010.  Advances under the revolving credit agreement may be drawn up to 85% of eligible receivables (as defined) and 44% of eligible inventory (as defined) less a minimum excess availability reserve of $1,000,000.  Interest on outstanding advances under the revolving credit agreement is payable at the three month LIBOR rate, subject to a 1.50% floor, plus 4.25%.  In addition, the Company pays a monthly unused line fee of 0.5% per year on the difference between the daily average amount of advances outstanding under the agreement and $8,000,000, together with a monthly collateral management fee of $2,000.  At June 30, 2011, the effective interest rate was 5.75%, the outstanding balance was $3,340,176 and availability was $1,334,232.  The outstanding balance was fully repaid in July 2011.

Outstanding balances under the agreement are secured by all of the Company’s and its subsidiaries’ existing and after-acquired tangible and intangible assets located in the United States and Canada.

The revolving credit agreement is subject to financial covenants which require maintaining a minimum of fixed charge coverage and a maximum total leverage ratio (as defined).  Additional covenants governing permitted investments, indebtedness and liens, together with payments of dividends and protection of collateral, are also included in the agreement.  The Company was in compliance with these covenants at June 30, 2011.  The amended revolving credit agreement contains a subjective acceleration provision whereby the lender can declare a default upon a material adverse change in the Company’s business operations.

6.	Shareholders’ Equity

Common Stock

In June 2011, the Company received net proceeds of $26,403,389 (after $2,671,559 in commission and other cash basis offering expenses) from the sale of 3,524,239 shares of common stock at $8.25 per share, together with 1,762,118 five-year series R warrants to purchase common stock at $9.90 per share.  Additionally, the placement agents received 70,484 five-year warrants to purchase common stock at $9.90 per share.  Non-cash offering costs with an estimated fair value of $490,980 were incurred by the Company for the placement agent warrants and 5,000 stock options at $10.26 per share issued to a service provider.

During 2011, the Company received $413,088 (net of $68,204 in expenses) and issued 215,106 shares of common stock upon the exercise of stock purchase warrants, stock options and conversion of series B preferred stock.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In February 2010, the Company received net proceeds of $4,478,801 (after $1,110,199 in commission and other cash basis offering expenses) from the sale of 1,117,800 shares of common stock at a price of $5.00 per share, together with 372,600 five-year warrants to purchase common stock at $5.50 per share.  In addition, the placement agent received 29,160 five-year warrants to purchase common stock at $6.25 per share.  Non-cash offering costs with an estimated fair value of $121,634 were incurred by the Company for the placement agent warrants.

In February 2010, the Company issued 400,000 shares of its common stock together with 133,333 warrants to purchase its common stock at an exercise price of $5.50 per share and 100,000 warrants to purchase its common stock at an exercise price of $6.25 per share in connection with the purchase of the world-wide Medihoney license rights.

During 2010, the Company received $12,478 and issued 3,971 common stock shares upon the exercise of stock options and the conversion of series A and B preferred stock shares.

Stock Purchase Warrants

At June 30, 2011, the Company had warrants outstanding to purchase 3,065,702 shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

J	267,858	$6.16	May 31, 2013
K	389,064	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	331,900	$5.50	February 22, 2015
P	4,695	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016

Total	3,065,702

In 2011, 224,063 series H, 94,351 series I, 10,000 series K, 40,700 series O and 24,465 series P warrants were exercised either on a for cash or cashless basis.  Also in 2011, 107,852 series H warrants expired and 1,832,602 series R warrants were issued in connection with the June 2011 stock sale.

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 2,500,000 shares of common stock may be issued.  The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company.  The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option.  The duration of each option may not exceed 10 years from the date of grant.  As of June 30, 2011, options to purchase 1,203,568 shares of the Company’s common stock were issued and outstanding under the plan and 1,266,213 shares were available for future grant.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”).  All non-plan options were granted at the fair market value at the date of grant.  As of June 30, 2011, non-plan options to purchase 168,501 shares of the Company’s common stock were issued and outstanding.

For the three and six months ended June 30, 2011 and 2010, the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model.  The weighted-average assumptions used were as follows:

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Risk-free interest rate	2.21%	2.43%	2.44%	2.51%
Volatility factor	109%	78.6%	107%	78.9%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25

The risk-free rate utilized represents the U.S. Treasury yield curve rate for the expected option life at the time of grant.  The volatility factor was calculated based on the Company’s historical stock price volatility equal to the expected life of the option at the grant date.  The dividend yield is 0% since the Company does not anticipate paying dividends in the near future.  Based on the Company’s historical experience of options that expire or are cancelled before becoming fully vested, the Company has assumed an annualized forfeiture rate of 1.0% for all options.  The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2011 follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2011	1,203,600	$5.07
Granted	185,500	6.31
Exercised	(14,593)	3.19
Expired	(2,438)	4.32

Outstanding – June 30, 2011	1,372,069	$5.26

Expected to vest – June 30, 2011	1,358,348	$5.26

Exercisable at June 30, 2011	1,095,874	$5.18

During 2011, service based options of 85,500 and performance based options of 100,000 were granted to Company officers, directors, and employees.  The weighted average fair value per share of options granted during the six months ended June 30, 2011 was $5.26.

During the three and six months ended June 30, 2011 and 2010, stock option compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of sales	$14,670	$19,398	$35,670	$39,498
Selling, general and administrative expenses	228,872	229,739	456,758	377,632

Total stock option compensation expense	$243,542	$249,137	$492,428	$417,130

As of June 30, 2011, there was $647,055 of unrecognized compensation cost related to nonvested service based awards and $205,500 nonvested performance based awards granted under the plan.  These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.36 years for the service and 0.50 years for the performance based awards.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Restricted Common Stock

The Company has a restricted common stock plan under which 312,500 shares of common stock are reserved for issuance.  There are 219,125 shares available for issuance under the plan as of June 30, 2011.

In May 2011, 21,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors; 20,000 shares will vest one year from date of grant, and 1,000 shares vested immediately.  The fair market value at the date of grant determined by the quoted market price was $215,460, or $10.26 per share.  For the six months ended June 30, 2011, $44,460 of compensation expense was recorded for these grants.

In January 2011, 30,500 shares of restricted common stock were granted under the plan to Company employees on a performance basis which vest one year from date of grant if the performance conditions are met.  The fair market value at the date of grant determined by the quoted market price was $150,975, or $4.95 per share.  For the six months ended June 30, 2011, $75,488 was recorded in operating expense for these grants.

In May 2010, 20,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors that will vest one year from date of grant.  The fair market value at the date of grant determined by the quoted market price was $102,400, or $5.12 per share.  For the six months ended June 30, 2011 and 2010, $34,133 and $17,067 was recorded in operating expense for these grants, respectively.

Shares Reserved for Future Issuance

At June 30, 2011, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – D)	284,635
Common stock options outstanding	1,372,069
Common stock options available for grant	1,266,213
Common stock warrants outstanding	3,065,702
Restricted common stock grants	50,500
Restricted common stock available for grant	219,125

Total common stock shares reserved	6,258,244

7.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss as reported	$(551,295)	$(976,640)	$(1,098,358)	$(1,555,329)
Other comprehensive income (loss):
Foreign currency translation adjustment	34,633	(247,940)	159,338	(71,667)

Comprehensive loss	$(516,662)	$(1,224,580)	$(939,020)	$(1,626,996)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

8.	Operating Segments

The Company has traditionally broken down its products into three categories:  wound care, wound closure and specialty securement devices and skin care.  Products in the wound care segment consist of basic and advanced dressings, adhesive bandages, ointments and sprays.  Wound closure and specialty securement device products include wound closure strips, nasal tube fasteners and a variety of catheter fasteners.  The skin care segment consists of antibacterial skin cleansers, hair and body soaps, lotions and moisturizers.

Products in all three categories are marketed to long-term care facilities, hospitals, physicians, clinics, home health care agencies and other healthcare institutions.  Basic and advanced wound care products are manufactured both internally and outsourced, while the manufacture of skin care products is completely outsourced.  Wound closure and specialty securement devices are primarily manufactured in-house.  Internally, the segments are managed at the gross profit level.  The aggregation or allocation of other costs by segment is not practical.

Segment sales, gross profit and other related information for 2011 and 2010 are as follows:

Three Months Ended June 30, 2011
	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$15,244,132	$484,760	$150,717	-	$15,879,609

Gross profit	4,317,376	271,704	37,735	-	4,626,815
Total expenses	-	-	-	$(5,178,110)	(5,178,110)

Net loss					$(551,295)

Three Months Ended June 30, 2010

Net sales	$12,693,017	$401,680	$135,409	-	$13,230,106

Gross profit	3,662,108	216,708	34,288	-	3,913,104
Total expenses	-	-	-	$(4,889,744)	(4,889,744)

Net loss					$(976,640)

Six Months Ended June 30, 2011
	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$29,043,378	$926,114	$281,387	-	$30,250,879

Gross profit	8,473,604	510,440	71,152	-	9,055,196
Total expenses	-	-	-	$(10,153,554)	(10,153,554)

Net loss					$(1,098,358)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2010
	Wound Care	Wound Closure- Specialty Securement Devices	Skin Care	Other	Total Company

Net sales	$24,940,037	$875,151	$259,299	-	$26,074,487

Gross profit	7,359,533	478,213	65,257	-	7,903,003
Total expenses	-	-	-	$(9,458,332)	(9,458,332)

Net loss					$(1,555,329)

The following table presents net sales by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

United States	66%	67%	66%	67%
Canada	26%	27%	26%	28%
Other	8%	6%	8%	5%

For the six months ended June 30, 2011, one U.S. customer accounted for 11% of U.S. sales and 9% of U.S. trade accounts receivable.  The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada sales and trade accounts receivable.

9.	Income Taxes

The Company uses the discrete method to estimate its income tax expense each quarter due to the Company’s U.S. and United Kingdom valuation allowance position, projections of earnings and the existence of a deferred tax liability related to indefinite lived intangibles.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes the income tax expense and effective tax rate for the three and six month periods ended June 30, 2011 and 2010:

	2011	2010

Three months ended June 30
Income tax expense	$1,743	$124,944
Effective tax rate	(0.3)%	(14.7)%

Six months ended June 30
Income tax expense	$75,142	$225,222
Effective tax rate	(7.3)%	(16.9)%

The income tax expense for the three and six months ended June 30, 2011 and 2010 were primarily due to the deferred income tax expense related to indefinite lived intangibles and the income tax benefit for 2011 and expense for 2010 related to foreign operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

10.	Subsequent Events

In July 2011, the Company achieved the first sales objective under the Comvita licensing agreement executed in February 2010.  Accordingly, the Company incurred a milestone payment obligation of $1,000,000.

In August 2011, the Company’s series C and D convertible preferred stock shareholder converted its preferred stock for 211,303 common shares.  After this conversion a total of 73,332 shares of convertible preferred stock remain outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Overview

Operating Results of Quarters Ended June 30, 2011 and 2010

The following table highlights the operating results of the quarters ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Variance
	2011	2010
Gross sales	$18,525,485	$15,813,393	$2,712,092	17.2%
Sales adjustments	(2,645,876)	(2,583,287)	(62,589)	(2.4)%
Net sales	15,879,609	13,230,106	2,649,503	20.0%
Cost of sales	11,252,794	9,317,002	1,935,792	20.8%
Gross profit	4,626,815	3,913,104	713,711	18.2%

Selling, general and administrative expense	4,945,322	4,574,974	370,348	8.1%
Research and development expense	150,566	123,744	26,822	21.7%
Interest expense	121,800	134,707	(12,907)	(9.6)%
Other income, net	(41,321)	(68,625)	27,304	39.8%
Total expenses	5,176,367	4,764,800	411,567	8.6%
Loss before income taxes	(549,552)	(851,696)	302,144	35.5%
Income taxes	1,743	124,944	(123,201)	(98.6)%
Net loss	$(551,295)	$(976,640)	$425,345	43.6%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended June 30,
	2011	2010
Gross sales	$18,525,485	$15,813,393
Trade rebates	(1,927,797)	(1,956,035)
Distributor fees	(339,958)	(339,280)
Sales incentives	(200,716)	(113,163)
Returns and allowances	(54,242)	(76,308)
Cash discounts	(123,163)	(98,501)
Total adjustments	(2,645,876)	(2,583,287)
Net sales	$15,879,609	$13,230,106

Trade rebates decreased slightly in 2011 versus 2010 due principally to the impact of an increase in Canadian contract sales prices without a commensurate increase in the sales prices charged to our exclusive Canadian distributor due principally to the impact of higher cotton costs on our traditional wound care products. Partially offsetting this decrease were higher sales of product subject to rebate in the United States and Canada.  The lack of any change in distribution fee expense reflects an increase in net sales (as a percentage of overall Canadian sales) not subject to the fee by our exclusive Canadian distributor.  The increase in sales incentive expense reflects higher sales subject to the incentives, coupled with an expansion of the underlying sales incentive programs.  The sales returns and allowances decrease principally reflects an improvement in order fulfillment processes.  The increase in cash discounts reflects higher United States sales subject to cash discount, coupled with a slight increase in sales to customers that normally take the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended June 30, 2011 and 2010 are as follows:

	June 30,
	2011	2010
Beginning balance – March 1	$2,527,995	$2,344,157
Rebates paid	(2,072,528)	(1,914,623)
Rebates accrued	1,927,797	1,956,035
Ending balance – June 30	$2,383,264	$2,385,569

The $144,731 decrease in the trade rebate reserve balance at June 30, 2011 from March 31, 2011 reflects a decrease in the Canadian average rebate reserve percentage due to an increase in overall Canadian contract sale prices associated with a significant increase in cotton prices without a commensurate increase in sale prices to our exclusive Canadian distributor.  This decrease was partially offset by an increase in sales subject to rebate in the United States and Canada.  There has been no other discernable change in the nature of our business in 2011 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended June 30, 2011 versus 2010:

	Quarter Ended June 30,		Variance
	2011	2010
Net Sales	$15,879,609	$13,230,106	$2,649,503	20.0%
Cost of sales	11,252,794	9,317,002	1,935,792	20.8%
Gross Profit	$4,626,815	$3,913,104	$713,711	18.2%

Gross Profit %	29.1%	29.6%

Net sales increased $2,649,503, or 20.0% (18.2% adjusted for exchange), in 2011 versus 2010.  Advanced wound care sales increased $1,220,467, or 47.2%, to $3,808,092 in 2011 from $2,587,625 in 2010.  All other sales (core sales) increased $1,429,036, or 13.4%, to $12,071,517 in 2011 from $10,642,481 in 2010.

Sales in the United States increased $2,006,441, or 21.4%, to $11,381,171 in 2011 from $9,374,730 in 2010.  The increase was driven by higher advanced wound care sales of $962,596, or 43.6%, coupled with a core sales increase of $1,043,845, or 14.6%, lead by first aid products.  Sales in Canada increased $438,618, or 12.3%, to $3,997,769 in 2011 from $3,559,151 in 2010.  This increase was driven by favorable exchange of $218,467 associated with a 5.9% strengthening of the Canadian dollar and sales growth of $220,151 due to higher demand, partially offset by an inventory reduction on the part of our exclusive Canadian distributor.  Real growth as measured by sales of the Company’s products reported by its exclusive distributor, unadjusted for foreign exchange, was 17.7%.  At the product line level, the increase was driven by higher advanced wound care sales of $58,344, or 71.8%, coupled with a core sales increase of $380,274, or 10.9%.  International sales increased $204,444, or 69.0% ($176,614 or 59.6% excluding exchange), to $500,669 in 2011 from $296,225 in 2010.  The increase was driven by higher advanced wound care sales of $199,527 and core sales of $4,917.  The increase in advanced wound care product sales continues to reflect our expanded sales and marketing efforts to grow these products.

Gross profit increased $713,711, or 18.2%, in 2011 versus 2010.  Consolidated advanced wound care gross profit increased $706,630, or 62.7%, to $1,833,433 in 2011 from $1,126,803 in 2010.  All other gross profit (core gross profit) increased $7,081, or 0.3%, to 2,793,382 in 2011 from $2,786,301 in 2010.  The consolidated gross profit margin percentage decreased to 29.1% in 2011 from 29.6% in 2010.  The increase in gross profit dollars reflects higher sales, partially offset by the lower gross profit margin percentage.  The lower gross margin percentage reflects an increase in lower margin core sales, unfavorable core sales mix towards lower margined products and higher product costs, partially offset by the benefit of increasing higher margin advanced wound care sales.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2011 versus 2010:

	Quarter Ended June 30,		Variance
	2011	2010
Distribution	$453,817	$454,010	$(193)	-
Marketing	613,238	524,782	88,456	16.9%
Sales	1,871,815	1,669,958	201,857	12.1%
General and administrative	2,006,452	1,926,224	80,228	4.2%
Total	$4,945,322	$4,574,974	$370,348	8.1%

Selling, general and administrative expenses increased $370,348, or 8.1% (6.7% adjusted for exchange), in 2011 versus 2010, including an increase of $66,323 attributable to exchange.

Distribution expense decreased $193 (1.0% adjusted for exchange), in 2011 versus 2010, including an increase of $4,218 due to exchange.  The decrease reflects lower overall operating expenses due to cost containment and timing, partially offset by the redeployment of one position into the Houston distribution center from a manufacturing support position.

Marketing expense increased $88,456, or 16.9% (16.2% adjusted for exchange), in 2011 versus 2010, including an increase of $3,497 due to exchange.  The increase is attributable to higher United States related compensation and benefit and travel expense associated with new marketing and clinical personnel added in the second half of 2010 and promotion expense in support of our advanced wound care growth initiatives.  Slightly higher first aid products and international marketing also contributed.

Sales expense increased $201,857, or 12.1% (10.4% adjusted for exchange), in 2011 versus 2010.  Expenses in the United States increased $160,438.  This increase is attributable to incremental costs of $158,328 consisting of compensation and benefits, commission, travel and sample expenses associated with the expansion of the advanced wound care sales force from 10 to 20 representatives that was started late in the first quarter 2010.  Expenses in Canada increased $47,795 (including a $13,582 increase related to exchange) due to higher compensation and benefit, travel, consulting and sales volume related group purchasing organization expenses and bid related fees.  International expenses decreased $6,376 (including a $14,966 increase related to exchange) due principally to the non-recurrence of recruiting expense incurred in 2010, partially offset by higher compensation and benefit, commission and travel associated with build up of the international sales force throughout 2010.

General and administrative expenses increased $80,228, or 4.2% (2.6% adjusted for exchange), in 2011 versus 2010.  Expenses in the United States increased $39,364.  This increase reflects higher board, professional services and compensation and benefit expenses, partially offset by lower travel, amortization and investor relation expenses.  Expenses in Canada increased $70,357 (including a $25,242 increase related to exchange).  Net of exchange, expenses increased $45,115 due principally to higher compensation and benefit, professional services expenses and the addition of one new position in the second quarter of 2010.  International expenses decreased $29,493 (including a $4,818 increase related to exchange).  Net of exchange, expenses decreased $34,311 due principally to legal and consulting expenses associated with the start up of the business in 2010.

Research and Development Expense

Research and development expense increased $26,822 to $150,566 in 2011 from $123,744 in 2010.  The increase reflects the start-up of Phase III preparation related expenses in the second quarter 2011, partially offset by lower project management and consulting expenses associated with completion of the DSC127 Phase II trial fieldwork.

Interest Expense

Interest expense decreased $12,907 to $121,800 in 2011 from $134,707 in 2010.  The decrease is principally attributable to slightly lower line of credit borrowing levels and fees. Interest rates were comparable period to period.

Other Income, Net

Other income decreased $27,304 to $41,321 in 2011 from $68,625 in 2010 due to lower exchange gains of $19,528 and lower royalty income of $16,284, partially offset by lower miscellaneous expense of $8,508.

Income Taxes

Income tax expense decreased $123,201 to $1,743 in 2011 from $124,944 in 2010 due to a decrease in the foreign tax provision based on our Canadian subsidiary’s operating results.  In 2011, our Canadian subsidiary operated at a loss, whereas in 2010 it operated profitably.

Net Loss

We generated a net loss of $551,295, or $0.07 per share (basic and diluted), in 2011 compared to a net loss of $976,640, or $0.15 per share (basic and diluted), in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Results for Six Months Ended June 30, 2011 and 2010

The following table highlights the operating results for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,		Variance
	2011	2010
Gross sales	$35,647,682	$31,264,529	$4,383,153	14.0%
Sales adjustments	(5,396,803)	(5,190,042)	(206,761)	4.0%
Net sales	30,250,879	26,074,487	4,176,392	16.0%
Cost of sales	21,195,683	18,171,484	3,024,199	16.6%
Gross profit	9,055,196	7,903,003	1,152,193	14.6%

Selling, general and administrative expense	9,683,339	8,762,719	920,620	10.5%
Research and development expense	294,394	239,851	54,543	22.7%
Interest expense	215,429	294,599	(79,170)	(26.9)%
Loss on debt extinguishment	-	114,072	(114,072)	-
Other income, net	(114,750)	(178,131)	63,381	(35.6)%
Total expenses	10,078,412	9,233,110	845,302	9.2%
Loss before income taxes	(1,023,216)	(1,330,107)	306,891	23.1%
Income taxes	75,142	225,222	(150,080)	(66.6)%
Net loss	$(1,098,358)	$(1,555,329)	$456,971	29.4%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2011	2010
Gross sales	$35,647,682	$31,264,529
Trade rebates	(3,961,465)	(3,903,902)
Distributor fees	(690,506)	(668,952)
Sales incentives	(373,228)	(236,973)
Returns and allowances	(118,599)	(173,462)
Cash discounts	(253,005)	(206,753)
Total adjustments	(5,396,803)	(5,190,042)
Net sales	$30,250,879	$26,074,487

Trade rebates increased slightly in 2011 versus 2010 due principally to higher United States and Canadian sales subject to rebate, partially offset by the impact of a reduction in the overall Canadian rebate percentage.  This percentage reduction is attributable to an increase in Canadian contract sale prices without a commensurate increase in the sale prices charged to our exclusive Canadian distributor, due principally to the impact of higher cotton costs on our traditional wound care products.  The slight increase in distribution fee expense reflects an increase in net sales (as a percentage of overall Canadian sales) not subject to the fee by our exclusive Canadian distributor.  The increase in sales incentive expense reflects higher sales subject to the incentives, coupled with an expansion of the underlying sales incentive programs.  The sales returns and allowances decrease principally reflects an improvement in order fulfillment processes.  The increase in cash discounts reflects higher United States sales subject to cash discount, coupled with a slight increase in sales to customers that normally take the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the six months ended June 30, 2011 and 2010 are as follows:

	June 30,
	2011	2010
Beginning balance – January 1	$3,033,091	$2,493,232
Rebates paid	(4,611,292)	(4,011,565)
Rebates accrued	3,961,465	3,903,902
Ending balance – June 30	$2,383,264	$2,385,569

The $649,827 decrease in the trade rebate reserve balance at June 30, 2011 from December 31, 2010 reflects a decrease in the Canadian reserve due to the Canadian distributor taking its November monthly rebate payment in January 2011 (normally taken in December), coupled with a decrease in the Canadian average rebate reserve percentage due to an increase in overall Canadian contract sale prices associated with an increase in cotton prices without a commensurate increase in sale prices to our exclusive Canadian distributor.  There has been no other discernable change in the nature of our business in 2011 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the six months ended June 30, 2011 versus 2010:

	Six Months Ended June 30,		Variance
	2011	2010
Net Sales	$30,250,879	$26,074,487	$4,176,392	16.0%
Cost of sales	21,195,683	18,171,484	3,024,199	16.6%
Gross Profit	$9,055,196	$7,903,003	$1,152,193	14.6%

Gross Profit %	29.9%	30.3%

Net sales increased $4,176,392, or 16.0% (14.3% adjusted for exchange), in 2011 versus 2010.  Advanced wound care sales increased $2,524,305, or 51.8%, to $7,393,264 in 2011 from $4,868,959 in 2010.  All other sales (core sales) increased $1,652,087, or 7.8%, to $22,857,615 in 2011 from $21,205,528 in 2010.

Sales in the United States increased $3,035,502, or 16.4%, to $21,583,117 in 2011 from $18,547,615 in 2010.  The increase was driven by higher advanced wound care sales of $1,872,134, or 43.4%, coupled with a core sales increase of $1,163,368, or 8.2%, lead by first aid products.  Sales in Canada increased $573,655, or 8.1%, to $7,683,580 in 2011 from $7,109,925 in 2010.  This increase was driven by favorable exchange of $413,249 associated with a 5.6% strengthening of the Canadian dollar and sales growth of $160,406 due to higher demand, partially offset by an inventory reduction on the part of our exclusive Canadian distributor.  Real growth as measured by sales of the Company’s products reported by its exclusive distributor, unadjusted for foreign exchange, was 13.4%.  At the product line level, the increase was driven by higher advanced wound care sales of $92,776, or 66.1%, coupled with a core sales increase of $480,879, or 6.9%.  International sales increased $567,235, or 136.0% ($533,944 or 128.1% excluding exchange) to $984,182 in 2011 from $416,947 in 2010, due principally to the international growth strategy implemented in Europe and the Middle East in late February 2010.  The increase was driven by higher advanced wound care sales of $559,395 and core sales of $7,840.  The increase in advanced wound care product sales continues to reflect our expanded sales and marketing efforts to grow these products.

Consolidated gross profit increased $1,152,193, or 14.6%, in 2011 versus 2010.  Consolidated advanced wound care gross profit increased $1,279,657, or 59.0%, to $3,448,402 in 2011 from $2,168,745 in 2010.  All other gross profit (core gross profit) decreased $127,464, or 2.2%, to 5,606,794 in 2011 from $5,734,258 in 2010.  The consolidated gross profit margin percentage decreased to 29.9% in 2011 from 30.3% in 2010.  The increase in gross profit dollars reflects higher sales, partially offset by the lower gross profit margin percentage.  The lower gross margin percentage reflects an increase in lower margin core sales, unfavorable core sales mix towards lower margined products and higher product costs, partially offset by the benefit of increasing higher margin advanced wound care sales.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2011 versus 2010:

	Six Months Ended June 30,		Variance
	2011	2010
Distribution	$919,128	$905,437	$13,691	1.5%
Marketing	1,039,578	852,864	186,714	21.9%
Sales	3,709,027	3,128,385	580,642	18.6%
General and administrative	4,015,606	3,876,033	139,573	3.6%
Total	$9,683,339	$8,762,719	$920,620	10.5%

Selling, general and administrative expenses increased $920,620, or 10.5% (9.3% adjusted for exchange), in 2011 versus 2010, including an increase of $109,760 attributable to exchange.

Distribution expense increased $13,691, or 1.5% (0.6% adjusted for exchange), in 2011 versus 2010, including an increase of $7,929 due to exchange.  The increase reflects the redeployment of one position into the Houston distribution center from a manufacturing support position, partially offset by lower overall operating expenses due to cost containment and timing.

Marketing expense increased $186,714, or 21.9% (21.4% adjusted for exchange), in 2011 versus 2010, including an increase of $4,444 due to exchange.  The increase is attributable to higher United States related compensation and benefit and travel expense associated with new marketing and clinical personnel added in the second half of 2010 and promotion expense coupled with higher international expense in support of our advanced wound care growth initiatives, partially offset by lower timing related Canada and United States first aid products promotion spending.

Sales expense increased $580,642, or 18.6% (17.3% adjusted for exchange), in 2011 versus 2010.  Expenses in the United States increased $392,572.  This increase is attributable to incremental costs of $560,777 consisting of compensation and benefits, commission, travel and sample expenses associated with the expansion of the advanced wound care sales force from 10 to 20 representatives that was started late in the first quarter of 2010, partially offset by lower first aid products expense of $223,850 principally related to severance and operating expenses associated with an executive who was dismissed in the first quarter of 2010, and higher operating costs and the addition of one new position in the second quarter of 2010.  Expenses in Canada increased $88,100 (including a $23,568 increase related to exchange) due to higher compensation and benefit, travel, consulting and sales volume related group purchasing organization expenses and bid related fees.  International expenses representing a full six months of compensation and benefits, commission, travel and sample expenses in 2011increased $99,970 (including a $16,112 increase related to exchange) versus the start up of operations in late February 2010.

General and administrative expenses increased $139,573, or 3.6% (2.0% adjusted for exchange), in 2011 versus 2010.  Expenses in the United States increased $122,536.  This increase reflects higher board compensation and benefit costs and operating expenses, partially offset by lower professional service, amortization and investor relation expenses.  Expenses in Canada increased $77,072 (including a $50,263 increase related to exchange).  Net of exchange, expenses increased $26,809 due principally to higher compensation and benefit expenses and the addition of one new position in the second quarter of 2010, partially offset by lower professional service expenses.  International expenses decreased $60,035 (including a $7,444 increase related to exchange).  Net of exchange, expenses decreased $67,479 due principally to the legal and consulting expenses associated with the start up of the business in 2010.

Research and Development Expense

Research and development expense increased $54,543 to $294,394 in 2011 from $239,851 in 2010.  The increase reflects the start-up of DSC127 Phase III preparation related expenses in the second quarter of 2011.  DSC127 Phase II related project management and consulting expenses were comparable period to period.  Expenses associated with completing the Phase II fieldwork and evaluating the trial results in the first half of 2011 were comparable to ongoing project management and consulting expenses incurred in the first half of 2010.

Interest Expense

Interest expense decreased $79,170 to $215,429 in 2011 from $294,599 in 2010.  The decrease is principally attributable to lower term and promissory note interest associated with the repayment of these loans in February 2010, lower loan related fees, lower line of credit interest due to slightly lower borrowing levels and lower deferred financing expense due to the write-off of a portion of the outstanding deferred financing balance in connection with the payoff of the term loan.  Interest rates were comparable period to period.

Loss on Extinguishment of Debt

In connection with the payoff of our term loan in February 2010, we recorded a charge of $114,072 representing the then unamortized portion of the deferred financing costs relating to the term loan.

Other Income, Net

Other income decreased $63,381 to $114,750 in 2011 from $178,131 in 2010 principally due to lower exchange gains of $47,743, lower royalty income of $12,901 and higher miscellaneous expense of $2,737.

Income Taxes

Income tax expense decreased $150,080 to $75,142 in 2011 from $225,222 in 2010 due to a decrease in the foreign tax provision based on our Canadian subsidiary’s operating results.  In 2011, our Canadian subsidiary operated at a loss, whereas in 2010 it was operating profitably.

Net Loss

We generated a net loss of $1,098,358, or $0.16 per share (basic and diluted), in 2011 compared to a net loss of $1,555,329, or $0.25 per share (basic and diluted), in 2010.

Liquidity and Capital Resources

Cash Flow and Working Capital

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $27,981,224 and $404,216, respectively.  The $27,577,008 increase in cash reflects net cash provided by financing activities of $27,075,247 and operating activities of $1,125,302 partially offset by cash used in investing activities of $687,238, together with the exchange rate effect of $63,697.

Net cash provided by financing activities of $27,075,247 reflects $26,816,477 in net proceeds from the issuance of common stock and a $264,621 increase in our line of credit borrowing, partially offset by $5,851 in debt repayments.  The net proceeds from issuance of common stock consists of $26,403,389 from the private placement sale of common stock and warrants in June 2011 in connection with raising funds principally for the further development of DSC127 and $413,088 from the exercise of warrants and stock options.

Net cash provided by operating activities of $1,125,302 results from $1,289,334 cash provided from operations (net loss plus non-cash items), together with $164,032 cash used associated with the net change in operating assets and liabilities.  Higher prepaid expenses and other current assets, trade receivables and lower accrued liabilities, partially offset by lower inventory and higher accounts payable were the main drivers behind the net cash used in the net change in operating assets and liabilities.  The increase in prepaid expenses and other current assets principally reflects an other receivable from the transfer of raw and packaging inventory at cost to our Mexican adhesive bandage supplier.  The increase in trade receivables reflects higher sales levels. The decrease in accrued expenses and other current liabilities principally reflects lower Canadian net rebates due to timing and accrued taxes payable due to a scheduled payment in June 2011. The decrease in inventory principally reflects the transfer of raw and packaging inventory on hand to our adhesive bandage supplier in Mexico and planned reductions in excess first aid product inventory, partially offset by increases in our Canadian inventory to support business growth and due to timing.  The increase in accounts payable principally reflects higher inventory purchases in Canada to support business growth.

Net cash used in investing activities of $687,238 reflects year to date capital expenditures.

Working capital increased $27,300,911 at June 30, 2011 to $37,244,840 from $9,943,929 at December 31, 2010.  This increase principally reflects the equity raise in June 2011 together with the funds received from warrant and stock option exercises year-to-date.  Management believes that this level of working capital is sufficient to support our existing operations for the foreseeable future.

Based on current operating results, we have met the conditions for the first Medihoney milestone payment based on achieving Medihoney sales in excess of $600,000 for three straight months (representing an annual run rate of $7,200,000) as of the month ended July 2011.  Accordingly, a $1,000,000 payment is due to the licensor by the end of August 2011.  The next $1,000,000 Medihoney milestone payment is due when Medihoney sales exceed $10,000,000 on a trailing twelve month basis, which is anticipated in the next twelve months.

Financing Arrangements

With cash on hand of $27,981,224, together with available cash under our line of credit of $1,334,232, we had $29,315,456 of available liquidity at June 30, 2011, versus $1,203,417 at December 31, 2010.  Subsequent to June 30, 2011, we used $3,340,176 of cash on hand to pay off the balance of our line of credit.  We are in the process of evaluating the cost/benefit of terminating our line of credit going forward.

Prospective Assessment

Our strategic objective is to build our company by both continuing to progress DSC127 with an initial indication of the treatment of diabetic foot ulcers, as well as in-licensing, developing and launching novel higher margin advanced wound care products while utilizing our cash on hand and cash flow provided by our core business (to the extent possible) to fund this objective.  In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth, and will consider initiating additional development programs on new indications for DSC127.  To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, the sale of licensing rights to DSC127 outside of North America and/or jointly developing products with third parties.

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

Our strategy for growth is:

1.
Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher margined advanced wound care products.  In February 2010, we in-licensed the worldwide rights to Medihoney.  This has served as the catalyst for the expansion of our United States and international businesses.  We plan to add 10 additional sales representatives to the 20 already in place in the United States as soon as possible.  Additional sales representatives will continue to be added thereafter as needed to support the continued growth of the business.  We have established a direct presence in Europe and, ultimately, will serve other areas of the world employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

2.
While the commercial launch of DSC127 is estimated to be three to four years away, we believe the market potential for this product for diabetic foot ulcers and the other indications that we have the rights to are significant.  In May 2011, we reported positive top-line results for our DSC127 Phase II trial.  We expect to file our clinical study report with the FDA by the end of September 2011, at which time we will also request an end-of-Phase II meeting with the FDA.  With the funds raised from the June 2011 equity raise, we have started a number of initiatives to prepare for initiation of the Phase III program.  Should everything go according to plan, we will commence the Phase III study in the second half of 2012.  The cost of the Phase III trial and bringing the product to market are presently estimated to cost approximately $30 million. With available funds on hand and those expected to be generated prospectively from ongoing operations, we do not anticipate the need at this time for additional capital to complete the Phase III trial for diabetic foot ulcers and to bring the product to market.

3.
We will continue to nurture our core business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives.  While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it.  Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care growth initiatives.

With the planned improvement in operations, expected working capital requirements and cash on hand as of June 30, 2011, we anticipate having sufficient  liquidity in place to meet our existing operating and product development needs for at least the next twelve months.  Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

During the three months ended June 30, 2011, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The following risk factors update the related risk factors set forth in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $1,098,358 in the six months ended June 30, 2011 (unaudited), $2,448,864 for the twelve months ended December 31, 2010, and additional losses in previous years.  At June 30, 2011, we had an accumulated deficit of $24,894,274.  We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of August 15, 2011, up to 4,548,478 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants and options (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 10,526,849 shares of common stock currently outstanding.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2006 through 2010 and the first six months of 2011 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2006	$3.60	$7.20
2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011 *	$4.50	$12.72

(*) January 1 through June 30.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;

•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, the Company issued 12,955 shares of common stock pursuant to the "cashless" exercise of certain of its outstanding series H warrants.  The shares of common stock were issued pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933.  As the warrants were exercised on a "cashless" basis, the Company did not receive any proceeds upon exercise of such warrants.

Item 6.  Exhibits

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

DERMA SCIENCES, INC.

Dated: August 15, 2011	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer