Form 10-Q
period 2011-09-30
DERMA SCIENCES, INC.
filed 2011-11-14
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: November 9, 2011	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 10,577,632

    PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1.  Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$18,063,396	$404,216
Short-term investments	4,481,000	-
Accounts receivable, net	6,165,484	5,441,511
Inventories	10,855,414	12,498,519
Prepaid expenses and other current assets	1,541,823	609,164
Total current assets	41,107,117	18,953,410
Long-term investments	249,000	-
Equipment and improvements, net	3,605,668	3,608,242
Identifiable intangible assets, net	6,726,326	6,971,626
Goodwill	7,119,726	7,119,726
Other assets	128,365	316,859
Total Assets	$58,936,202	$36,969,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	$-	$3,075,555
Current maturities of long-term debt	-	5,851
Accounts payable	3,377,632	3,777,454
Accrued expenses and other current liabilities	1,700,026	2,150,621
Total current liabilities	5,077,658	9,009,481
Long-term liabilities	261,961	211,581
Deferred tax liability	1,132,657	1,068,088
Total Liabilities	6,472,276	10,289,150
Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding: 73,332 at September 30, 2011 and 284,844 at December 31, 2010 (liquidation preference of $3,222,368 at September 30, 2011)	733	2,848
Common stock, $.01 par value; 18,750,000 shares authorized; issued and outstanding: 10,577,632 at September 30, 2011 and 6,563,076 at December 31, 2010	105,776	65,631
Additional paid-in capital	76,708,053	48,803,210
Accumulated other comprehensive income – cumulative translation adjustments	1,332,895	1,604,940
Accumulated deficit	(25,683,531)	(23,795,916)
Total Shareholders’ Equity	52,463,926	26,680,713
Total Liabilities and Shareholders’ Equity	$58,936,202	$36,969,863

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
	Three Months ended September 30,
	2011	2010
Net Sales	$15,845,934	$15,096,134
Cost of sales	11,096,315	10,778,929
Gross Profit	4,749,619	4,317,205
Operating Expenses
Selling, general and administrative	5,141,548	4,577,329
Research and development	200,541	175,380
Total operating expenses	5,342,089	4,752,709
Operating loss	(592,470)	(435,504)
Other expense, net:
Interest expense	44,470	119,521
Loss on debt extinguishment	176,101	-
Other expense/(income), net	58,537	(75,530)
Total other expense, net	279,108	43,991
Loss before income taxes	(871,578)	(479,495)
Income tax (benefit)/expense	(82,321)	66,843
Net Loss	$(789,257)	$(546,338)
Net loss per common share – basic and diluted	$(0.08)	$(0.08)
Shares used in computing net loss per common share – basic and diluted	10,474,637	6,561,826

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
	Nine Months ended September 30,
	2011	2010
Net Sales	$46,096,813	$41,170,621
Cost of sales	32,291,998	28,950,413
Gross Profit	13,804,815	12,220,208
Operating Expenses
Selling, general and administrative	14,824,887	13,340,046
Research and development	494,935	415,232
Total operating expenses	15,319,822	13,755,278
Operating loss	(1,515,007)	(1,535,070)
Other expense, net:
Interest expense	259,899	414,120
Loss on debt extinguishment	176,101	114,072
Other income, net	(56,213)	(253,661)
Total other expense, net	379,787	274,531
Loss before income taxes	(1,894,794)	(1,809,601)
Income tax (benefit)/expense	(7,179)	292,065
Net Loss	$(1,887,615)	$(2,101,666)
Net loss per common share – basic and diluted	$(0.23)	$(0.34)
Shares used in computing net loss per common share – basic and diluted	8,175,516	6,259,205

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net loss	$(1,887,615)	$(2,101,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of equipment and improvements	771,646	712,622
Amortization of intangible assets	1,245,300	1,248,525
Amortization of deferred financing costs	77,781	87,501
Non-cash portion of loss on debt extinguishment	112,336	114,072
Provision for bad debts	30,000	22,269
Allowance for sales adjustments	(15,095)	54,446
Provision for inventory obsolescence	441,243	399,355
Loss on disposal of equipment	2,730	-
Deferred rent expense	58,995	(16,425)
Compensation charge for employee stock options	715,180	618,278
Compensation charge for restricted stock	243,124	42,666
Deferred income taxes	78,749	90,247
Changes in operating assets and liabilities:
Accounts receivable	(742,152)	(2,065,267)
Inventories	1,050,459	(2,405,249)
Prepaid expenses and other current assets	(952,280)	5,556
Other assets	(3,996)	310,505
Accounts payable	(361,097)	814,506
Accrued expenses and other current liabilities	(416,100)	882,080
Long-term liabilities	8,395	(8,862)
Net cash provided by (used in) operating activities	457,603	(1,194,841)
Investing Activities
Purchase of investments	(4,730,000)	-
Purchase of equipment and improvements	(931,954)	(337,011)
Purchase of intangible assets	(1,000,000)	(2,250,000)
Net cash used in investing activities	(6,661,954)	(2,587,011)
Financing Activities
Net change in bank line of credit	(3,075,555)	1,352,319
Long-term debt repayments	(5,851)	(4,050,533)
Net change in restricted cash	-	2,032,164
Proceeds from sale of common stock, net of issuance costs	26,984,569	4,491,279
Net cash provided by financing activities	23,903,163	3,825,229
Effect of exchange rate changes on cash and cash equivalents	(39,632)	122,604
Net increase in cash and cash equivalents	17,659,180	165,981
Cash and cash equivalents
Beginning of period	404,216	243,524
End of period	$18,063,396	$409,505
Supplemental disclosures of cash flow information:
Purchase of license rights	$-	$4,667,126
Issuance of common stock and warrants	-	(2,417,126)
Cash paid	$-	$2,250,000

Issuance of warrants and stock options for payment of offering costs	$490,980	$121,634

Cash paid during the period for:
Interest	$234,935	$346,443

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a medical technology company focused on three segments of the wound care marketplace: pharmaceutical wound care, advanced wound care and traditional wound care products.  The Company has one drug candidate that has completed a Phase 2 study and is working towards initiating a Phase 3 study.  The Company markets its currently available products principally through direct sales representatives in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), and through independent distributors within other select international markets.  The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Houston, Texas.  The Company utilizes third party distributors for distribution in Canada, Europe and the Far East.  The Company also has manufacturing facilities in Toronto, Canada and Nantong, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Information included in the consolidated balance sheet as of December 31, 2010 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  For further information refer to the Annual Report on Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive.  The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method.  Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2011 and 2010 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three and Nine Months Ended September 30,
	2011	2010
Dilutive shares:
Convertible preferred stock	73,332	284,844
Restricted common stock	50,500	20,000
Warrants	3,065,702	1,734,531
Stock options	1,393,223	1,265,600

Total dilutive shares	4,582,757	3,304,975

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

The following table summarizes the effects of the corrections to the Company’s consolidated balance sheet and consolidated statement of operations as of and for the three and nine months ended September 30, 2010.

	As Adjusted	As Previously Reported
As of September 30, 2010

Consolidated Balance Sheet:
Deferred tax liability	$992,636	$321,323
Total liabilities	11,280,905	10,609,592
Shareholders’ equity	$26,653,710	$27,325,023

For the three months ended September 30, 2010

Consolidated Statement of Operations:
Income taxes	$66,843	$23,057
Net loss	(546,338)	(502,552)
Net loss per common share	$(0.08)	$(0.08)

For the nine months ended September 30, 2010

Consolidated Statement of Operations:
Income taxes	$292,065	$160,709
Net loss	(2,101,666)	(1,970,310)
Net loss per common share	$(0.34)	$(0.31)

The adjustment does not impact the previously reported total amounts of consolidated cash flows from operating, investing and financing activities.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

3.	Cash and Cash Equivalents and Investments

The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less. The Company considers  highly liquid investments purchased with an original maturity greater than three months as investments.

Cash and cash equivalents and investments at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Cash	$3,944,859	$404,216
Money market accounts	2,709,449	-
Mutual funds	11,409,088	-

Cash and cash equivalents	18,063,396	404,216

Investments	4,730,000	-

Total cash and cash equivalents and investments	$22,793,396	$404,216

The Company maintains cash with various domestic and foreign financial institutions within the ordinary course of business, which at times may exceed jurisdictional insurance limits.  The money market accounts are deposited in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation.  Cash equivalents consist of funds deposited into mutual funds investing in U.S. government obligations that are fully secured by the U.S. government. Investments consist of certificates of deposits in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation.  The Company intends to hold its investments to maturity and accordingly these investments are carried at amortized costs.

The following table provides fair value information as of September 30, 2011:

	Fair Value Measurements, Using
	Total carrying value as of September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$18,063,396	$18,063,339	$-	$-
Investments	4,730,000	4,710,181	-	-

Total	$22,793,396	$22,773,520	$-	$-

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

4.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	September 30, 2011	December 31, 2010
Finished goods	$7,526,103	$8,727,822
Work in process	884,380	598,486
Packaging materials	913,684	778,900
Raw materials	1,531,247	2,393,311

Total inventory	$10,855,414	$12,498,519

5.	Line of Credit Borrowings

On September 30, 2011 the Company terminated its five-year revolving credit agreement with its lender.  In connection with the termination the Company recorded a loss on debt extinguishment of $176,101 representing the then unamortized portion of deferred financing costs of $112,336 and related fees of $63,765.

6.	Shareholders’ Equity

Common Stock

In June 2011, the Company received net proceeds of $26,366,450 (after $2,708,498 in commission and other cash basis offering expenses) from the sale of 3,524,239 shares of common stock at $8.25 per share, together with 1,762,118 five-year series R warrants to purchase common stock at $9.90 per share.  Additionally, the placement agents received 70,484 five-year warrants to purchase common stock at $9.90 per share.

During 2011, the Company received $618,119 (net of $68,204 in expenses) and issued 278,805 shares of common stock upon the exercise of stock purchase warrants and options. In addition, during 2011 the Company issued 211,512 shares of common stock upon the conversion of series B, C and D preferred stock.

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

During 2010, the Company received $12,478 and issued 3,751 common stock shares upon the exercise of stock options.  In addition, during 2010 the Company issued 220 shares of common stock upon the conversion of series A and B preferred stock.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants

At September 30, 2011, the Company had warrants outstanding to purchase 3,065,702 shares of the Company’s common stock consisting of the following:

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

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 2,500,000 shares of common stock may be issued.  The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company.  The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option.  The duration of each option may not exceed 10 years from the date of grant.  As of September 30, 2011, options to purchase 1,287,848 shares of the Company’s common stock were issued and outstanding under the plan and 1,181,151 shares were available for future grant.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”).  All non-plan options were granted at the fair market value at the date of grant.  As of September 30, 2011, non-plan options to purchase 105,375 shares of the Company’s common stock were issued and outstanding.

For the three and nine months ended September 30, 2011 and 2010, the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model.  The weighted-average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Risk-free interest rate	1.29%	1.78%	2.07%	2.54%
Volatility factor	76.6%	107.5%	75.6%	79.97%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25

The risk-free rate utilized represents the U.S. treasury yield curve rate for the expected option life at the time of grant.  The volatility factor was calculated based on the Company’s historical stock price volatility equal to the expected life of the option at the grant date.  The dividend yield is 0% since the Company does not anticipate paying dividends in the near future.  Based on the Company’s historical experience of options that were forfeited before becoming fully vested, the Company has assumed an annualized forfeiture rate of 1.0% for all options.  The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2011 follows:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2011	1,203,600	$5.07
Granted	272,500	6.85
Exercised	(78,501)	3.21
Expired	(4,376)	4.23

Outstanding – September 30, 2011	1,393,223	$5.53

Expected to vest – September 30, 2011	1,379,291	$5.53

Exercisable at September 30, 2011	1,071,918	$5.32

During 2011, service based options of 130,000 and performance based options of 142,500 were granted to Company officers, directors, and employees.  The weighted average fair value per share of options granted during the nine months ended September 30, 2011 was $5.30.

During the three and nine months ended September 30, 2011 and 2010, stock option compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$22,863	$18,885	$58,533	$58,383
Selling, general and administrative expenses	199,889	182,262	656,647	559,895

Total stock option compensation expense	$222,752	$201,147	$715,180	$618,278

As of September 30, 2011, there was $714,111 of unrecognized compensation cost related to nonvested service based awards and $293,241 nonvested performance based awards granted under the plan.  These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.33 years for the service and 0.65 years for the performance based awards.

Restricted Common Stock

The Company has a restricted common stock plan under which 312,500 shares of common stock are reserved for issuance.  There are 219,125 shares available for issuance under the plan as of September 30, 2011.

In May 2011, 21,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors; 20,000 shares will vest one year from date of grant, and 1,000 shares vested immediately.  The fair market value at the date of grant determined by the quoted market price was $215,460, or $10.26 per share.  For the nine months ended September 30, 2011, $95,760 of compensation expense was recorded for these grants.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In January 2011, 30,500 shares of restricted common stock were granted under the plan to Company employees on a performance basis which vest one year from date of grant if the performance conditions are met.  The fair market value at the date of grant determined by the quoted market price was $150,975, or $4.95 per share.  For the nine months ended September 30, 2011, $113,232 was recorded in operating expense for these grants.

In May 2010, 20,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors that will vest one year from date of grant.  The fair market value at the date of grant determined by the quoted market price was $102,400, or $5.12 per share.  For the nine months ended September 30, 2011 and 2010, $34,133 and $42,666 was recorded in operating expense for these grants, respectively.

Shares Reserved for Future Issuance

At September 30, 2011, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – B)	73,332
Common stock options outstanding	1,393,223
Common stock options available for grant	1,181,151
Common stock warrants outstanding	3,065,702
Restricted common stock grants	50,500
Restricted common stock available for grant	219,125

Total common stock shares reserved	5,983,033

7.	Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss as reported	$(789,257)	$(546,338)	$(1,887,615)	$(2,101,666)
Other comprehensive income (loss):
Foreign currency translation adjustment	(431,383)	181,751	(272,045)	110,084

Comprehensive loss	$(1,220,640)	$(364,587)	$(2,159,660)	$(1,991,582)

8.	Operating Segments

During the quarter ended September 30, 2011, the Company changed its segment reporting to reflect the current and foreseeable nature of its business operations. The former wound care, wound closure and specialty securement devices and skin care segments no longer reflect how the Company operates its business. The previously reported wound care segment reflected the combined operating activities of the advanced and traditional wound care products.  Under the new reporting format they are separately identified and form the basis for two new reporting segments. The previously reported wound closure and specialty securement devices and skin care operating segments are now combined into the traditional wound care segment. A new segment was created to reflect the Company’s significant investment in pharmaceutical products. All prior periods have been restated to conform to the new segment reporting.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company currently operates in three segments: advanced wound care, traditional wound care and pharmaceutical wound care products. They are and will be managed separately because each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated dressings, bandages and ointments designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity related dressings, ointments, gauze bandages, adhesive bandages, wound closer strips, catheter fasteners and skin care products. Pharmaceutical wound care products consist of DSC127, a novel product for the treatment of diabetic foot ulcers which is presently under development having recently completed its Phase 2 trial.

Advanced and traditional wound care products are marketed globally to acute care, extended care, home health care, wound and burn care clinics and physician offices. The Company utilizes a broad network of well-established distributors to deploy its products to end users. Only a small portion of the Company’s sales are sold directly to end users. The advanced and traditional wound care products are both manufactured internally and sourced from  third party suppliers. The majority of marketing expenses are deployed in support of advanced wound care products with traditional wound care products requiring limited support. The Company utilizes direct sales representatives, distributor relationships and contractual relationships with buying groups and wound care service providers to sell its products. Direct sales representatives are used solely in support of advanced wound care sales.

The pharmaceutical wound care segment is presently limited to the development of DSC127. All expenses associated with this activity are being recorded as research and development expense.

Each operating segment is managed at the segment contribution level consisting of gross profit minus direct expense consisting of distribution, marketing, sales and research and development expenses.  Expenses are allocated directly by segment to the extent possible. Expenses common to all three operating segments are allocated consistently using activity based assumptions. The aggregation or allocation of indirect expenses by segment is not practical.

Operating segment sales, gross profit, segment contribution and other related information for 2011 and 2010 are as follows:

Three Months Ended September 30, 2011

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$4,077,575	$11,768,359	$-	$-	$15,845,934
Gross profit	1,882,756	2,866,863	-	-	4,749,619
Direct expenses	(2,133,792)	(871,540)	(200,541)	-	(3,205,873)
Segment contribution	$(251,036)	$1,995,323	$(200,541)	-	1,543,746
Indirect expenses				$(2,333,003)	(2,333,003)

Net loss					$(789,257)

Three Months Ended September 30, 2010

Net sales	$3,090,065	$12,006,069	$-	$-	$15,096,134
Gross profit	1,317,875	2,999,330	-	-	4,317,205
Direct expenses	(1,799,184)	(862,171)	(175,380)	-	(2,836,735)
Segment contribution	$(481,309)	$2,137,159	$(175,380)	-	1,480,470
Indirect expenses				$(2,026,808)	(2,026,808)

Net loss					$(546,338)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2011

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$11,470,841	$34,625,972	$-	$-	$46,096,813
Gross profit	5,083,669	8,721,146	-	-	13,804,815
Direct expenses	(6,064,932)	(2,608,133)	(494,935)	-	(9,168,000)
Segment contribution	$(981,263)	$6,113,013	$(494,935)	-	4,636,815
Indirect expenses				$(6,524,430)	(6,524,430)

Net loss					$(1,887,615)

Nine Months Ended September 30, 2010

Net sales	$7,959,024	$33,211,597	$-	$-	$41,170,621
Gross profit	3,180,953	9,039,255	-	-	12,220,208
Direct expenses	(4,751,030)	(2,797,007)	(415,232)	-	(7,963,269)
Segment contribution	$(1,570,078)	$6,242,249	$(415,232)	-	4,256,939
Indirect expenses				$(6,358,605)	(6,358,605)

Net loss					$(2,101,666)

The following table presents net sales by geographic region.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

United States	76%	72%	72%	69%
Canada	20%	22%	24%	25%
Other	4%	6%	4%	6%

For the nine months ended September 30, 2011, one U.S. customer accounted for 12% of U.S. sales for the period and U.S. trade accounts receivable at the period end.  The Company’s wholly owned Canadian subsidiary sells to one customer who serves as its exclusive third party distributor and comprises 100% of Canada sales and trade accounts receivable.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

9.	Income Taxes

The Company uses the discrete method to estimate its income tax (benefit) expense each quarter due to the Company’s U.S. and U.K. valuation allowance positions, projections of earnings and the existence of a deferred tax liability related to indefinite lived intangibles.  As the year progresses, the Company refines its estimate based on the facts and circumstances for each tax jurisdiction.  The following table summarizes the income tax expense (benefit) and effective tax rate for the three and nine month periods ended September 30, 2011 and 2010:

	2011	2010
Three months ended September 30
Income tax (benefit) expense	$(82,321)	$66,843
Effective tax rate	9.4%	(13.9)%
Nine months ended September 30
Income tax (benefit) expense	$(7,179)	$292,065
Effective tax rate	0.4%	(16.1)%

The income tax (benefit) expense for the three and nine months ended September 30, 2011 and 2010 were primarily due to the deferred income tax expense related to indefinite lived intangibles and the income tax benefit for 2011 and expense for 2010 related to foreign operations.

10.	Comvita Licensing Agreement

Effective July 31, 2011, the Company met the criteria for payment of the first Medihoney milestone payment under the Comvita Licensing Agreement based on achieving Medihoney sales in excess of $600,000 for three straight months .  Accordingly, a $1,000,000 cash payment was made to Comvita in August 2011.  The milestone payment has been recorded as an addition to the Medihoney license intangible asset and is being amortized to cost of sales over the useful life of this asset.  Future potential milestone payments aggregate $19,000,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of  Derma Sciences, Inc. and its subsidiaries (“we” or “us” or the “Company”), a Pennsylvania corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates, current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions,  changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this Report entitled “Risk Factors,” as well as our Annual Report on Form 10-K filed on March 29, 2011 and other filings with the Commission. Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking  statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Overview

Operating Results of Quarters Ended September 30, 2011 and 2010

The following table highlights the operating results of the quarters ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Variance
	2011	2010
Gross sales	$18,129,666	$17,653,812	$475,855	2.7%
Sales adjustments	(2,283,732)	(2,557,678)	(273,945)	10.7%
Net sales	15,845,934	15,096,134	749,800	5.0%
Cost of sales	11,096,315	10,778,929	317,386	2.9%
Gross profit	4,749,619	4,317,205	432,414	10.0%

Selling, general and administrative expense	5,141,548	4,577,329	564,219	12.3%
Research and development expense	200,541	175,380	25,161	14.4%
Interest expense	44,470	119,521	(75,051)	(62.8	% )
Loss on debt extinguishment	176,101	-	176,101
Other expense/ (income), net	58,537	(75,530)	134,067	177.5%
Total expenses	5,621,197	4,796,700	824,497	17.2%
Loss before income taxes	(871,578)	(479,495)	392,083	81.8%
Income tax (benefit)/expense	(82,321)	66,843	(149,164)	223.2%
Net loss	$(789,257)	$(546,338)	$(242,919)	44.5%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended September 30,
	2011	2010
Gross sales	$18,129,666	$17,653,812
Trade rebates	(1,687,067)	(1,868,953)
Distributor fees	(283,598)	(301,711)
Sales incentives	(111,275)	(185,638)
Returns and allowances	(68,180)	(79,910)
Cash discounts	(133,612)	(121,466)
Total adjustments	(2,283,732)	(2,557,678)
Net sales	$15,845,934	$15,096,134

Trade rebates decreased in 2011 versus 2010 due principally to the impact of an increase in Canadian contract sales prices without a commensurate increase in the sales prices charged to our exclusive Canadian distributor due principally to the impact of higher cotton costs on our traditional wound care products and lower sales subject to rebate in Canada.  The decrease in distribution fee expense is commensurate with the decrease in Canadian sales upon which it is based, coupled with an increase in net sales (as a percentage of overall Canadian sales) not subject to the fee by our exclusive Canadian distributor.  The decrease in sales incentive expense reflects discontinuation of a sales incentive with a major customer in the second quarter of 2011. The sales returns and allowances decrease principally reflects an improvement in order fulfillment processes.  The increase in cash discounts reflects higher U.S. sales subject to cash discount, coupled with a slight increase in sales to customers that normally take the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended September 30, 2011 and 2010 are as follows:

	September 30,
	2011	2010
Beginning balance – June 30	$2,383,264	$2,385,569
Rebates paid	(2,165,316)	(1,874,922)
Rebates accrued	1,687,067	1,868,953
Ending balance – September 30	$1,905,015	$2,379,600

The $478,249 decrease in the trade rebate reserve balance at September 30, 2011 from June 30, 2011 reflects a decrease in the Canadian average rebate reserve percentage due to an increase in overall Canadian contract sale prices associated with higher cotton costs on our traditional wound care products without a commensurate increase in sale prices to our exclusive Canadian distributor, coupled with a decrease in sales subject to rebate in Canada.  There has been no other discernable change in the nature of our business in 2011 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended September 30, 2011 versus 2010:

	Quarter Ended September 30,		Variance
	2011	2010
Net Sales	$15,845,934	$15,096,134	$749,800	5.0%
Cost of sales	11,096,315	10,778,929	317,386	2.9%
Gross Profit	$4,749,619	$4,317,205	$432,414	10.0%

Gross Profit %	30.0%	28.6%

Net sales increased $749,800, or 5.0% (3.6% adjusted for exchange), in 2011 versus 2010.  Advanced wound care sales increased $987,510, or 32.0%, to $4,077,575 in 2011 from $3,090,065 in 2010.  Traditional wound care sales decreased $237,710, or 2.0%, to $11,768,359 in 2011 from $12,006,069 in 2010.

Sales in the U.S. increased $620,747, or 5.3%, to $12,232,425 in 2011 from $11,611,678 in 2010.  The increase was driven by higher advanced wound care sales of $862,863, or 33.0%, coupled with a traditional wound care sales decrease of $242,116, or 2.7%. The advanced wound care sales increase was driven by promoted products which increased 41.2%, led by Medihoney, partially offset by a decrease in our older other advanced wound care products.   The traditional wound care sales decrease was driven by lower first aid products sales, partially offset by higher private label sales. Sales in Canada decreased $5,455, to $3,139,212 in 2011 from $3,144,667 in 2010.  This decrease was principally driven by lower demand associated with a reduction in inventory by our exclusive Canadian distributor, offset by favorable exchange of $189,795 associated with a 5.7% strengthening of the Canadian dollar.  Real growth as measured by sales of the Company’s products reported by its exclusive distributor, unadjusted for foreign exchange, was 2.2%.  International sales increased $134,508 or 39.6% (35.6% adjusted for exchange), to $474,297 in 2011 from $339,789 in 2010.  The increase was driven by higher advanced wound care sales of $130,057 and traditional wound care sales of $4,451.  The increase in advanced wound care sales continues to reflect our expanded sales and marketing efforts to grow these products.

Gross profit increased $432,414, or 10.0%, in 2011 versus 2010.  Advanced wound care gross profit increased $564,881, or 42.9%, to $1,882,757 in 2011 from $1,317,875 in 2010.  Traditional wound care gross profit decreased $132,467, or 4.4%, to 2,866,863 in 2011 from $2,999,330 in 2010.  Overall gross profit margin percentage increased to 30.0% in 2011 from 28.6% in 2010.  The increase in gross profit dollars reflects higher sales, coupled with the higher gross profit margin percentage.  The higher gross margin percentage principally reflects an increase in higher margined advanced wound care sales, coupled with a decrease in lower margined traditional wound care sales, partially offset by higher product costs and obsolescence reserves to cover slow moving inventory.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2011 versus 2010:

	Quarter Ended September 30,		Variance
	2011	2010
Distribution	$471,965	$436,772	$35,193	8.1%
Marketing	456,276	405,516	50,760	12.5%
Sales	2,077,090	1,819,067	258,023	14.2%
General and administrative	2,136,217	1,915,974	220,243	11.5%
Total	$5,141,548	$4,577,329	$564,219	12.3%

Selling, general and administrative expenses increased $564,219, or 12.3% (11.3% adjusted for exchange), in 2011 versus 2010, including an increase of $48,263 attributable to exchange.

Distribution expense increased $35,193, or 8.1% (7.3% adjusted for exchange), in 2011 versus 2010, including an increase of $3,464 due to exchange.  The increase reflects the redeployment of one position into the Houston distribution center from a manufacturing support position and higher maintenance expense, partially offset by lower overall operating expenses due to cost containment and timing.

Marketing expense increased $50,760, or 12.5% (11.6% adjusted for exchange), in 2011 versus 2010, including an increase of $1,789 due to exchange.  The increase is attributable to higher U.S. related compensation and benefit and travel expense associated with new marketing and clinical personnel added in the second half of 2010 and promotion expense in support of our advanced wound care growth initiatives.  Slightly higher international marketing also contributed to the marketing expense increase.

Sales expense increased $258,023, or 14.2% (13.0% adjusted for exchange), in 2011 versus 2010.  Expenses in the U.S. increased $225,229.  This increase is principally attributable to incremental costs consisting of compensation and benefits, commission, travel, recruiting and sample expenses associated with the expansion of the advanced wound care sales force from 20 to 30 representatives that began in the third quarter of 2011.  Higher overall commissions due to the increase in the number of sales representatives period to period and improved performance also contributed to the sales expense increase. Expenses in Canada increased $43,193 (including a $11,442 increase related to exchange) due to higher compensation and benefit and travel expense due to the addition of a sales representative and group purchasing organization expense due to higher fees.  International expenses decreased $10,399 (including a $7,860 increase related to exchange) due principally to an open position and the  transition related expenses associated with the build-up of our international sales force throughout 2010.

General and administrative expenses increased $220,242, or 11.5% (10.3% adjusted for exchange), in 2011 versus 2010.  Expenses in the U.S. increased $104,087.  This increase reflects compensation and benefit expenses due to annual increases and the addition of a new finance position, coupled with higher equity based compensation, professional services, board, travel and investor relations expenses, which were partially offset by lower amortization.  Expenses in Canada increased $126,889 (including a $22,657 increase related to exchange).  Net of exchange, expenses increased $104,231 due principally to higher compensation and benefit, travel, computer and professional services expenses.  International expenses decreased $10,734 (including a $1,051 increase related to exchange).  Net of exchange, expenses decreased $11,785 due principally to the transition related expenses associated with the start-up of our business in 2010.

Research and Development Expense

Research and development expense increased $25,161 to $200,541 in 2011 from $175,380 in 2010.  The increase reflects the ongoing build-up of DSC127 Phase 3 preparation related expenses of $178,041, partially offset by lower Phase 2 expenses associated with the near completion of this phase of development.

Interest Expense

Interest expense decreased $75,051 to $44,470 in 2011 from $119,521 in 2010.  The decrease is attributable to payoff of the line of credit balance in early July 2011.

Loss on Extinguishment of Debt

In connection with the termination of our credit agreement effective September 30, 2011, we recorded a charge of $176,101, representing the then unamortized portion of deferred financing costs of $112,336 together with a termination fee of $60,000 and related expenses of $3,765.

Other Income, Net

Other income decreased $134,067 to $58,537 net expense in 2011 from $75,530 net income in 2010 due to a change of $88,505 in exchange from to a loss in 2011 to a gain in 2010, lower royalty income of $31,664 and higher miscellaneous expense of $13,898.

Income Taxes

Income tax expense decreased $149,164 to a $82,321 benefit in 2011 from a $66,843 expense in 2010 due to a decrease in the foreign tax provision based on our Canadian subsidiary’s operating results.  In 2011, our Canadian subsidiary operated at a loss, whereas in 2010 it operated profitably.

Net Loss

We generated a net loss of $789,257, or $0.08 per share (basic and diluted), in 2011 compared to a net loss of $546,338, or $0.08 per share (basic and diluted), in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Results for Nine Months Ended September 30, 2011 and 2010

The following table highlights the operating results for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		Variance
	2011	2010
Gross sales	$53,777,350	$48,918,341	$4,859,009	9.9%
Sales adjustments	(7,680,537)	(7,747,720)	67,183	0.1%
Net sales	46,096,813	41,170,621	4,926,192	12.0%
Cost of sales	32,291,998	28,950,413	3,341,585	11.5%
Gross profit	13,804,815	12,220,208	1,584,607	13.0%

Selling, general and administrative expense	14,824,887	13,340,046	1,484,841	11.1%
Research and development expense	494,935	415,232	79,703	19.2%
Interest expense	259,899	414,120	(154,221)	(37.2	% )
Loss on debt extinguishment	176,101	114,072	62,029	54.4%
Other income, net	(56,213)	(253,661)	197,448	77.8%
Total expenses	15,699,609	14,029,809	1,669,800	11.9%
Loss before income taxes	(1,894,794)	(1,809,601)	85,193	4.7%
Income tax (benefit)/expense	(7,179)	292,065	(299,244)	(102.5	% )
Net loss	$(1,887,615)	$(2,101,666)	$214,051	10.2%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2011	2010
Gross sales	$53,777,350	$48,918,341
Trade rebates	(5,648,533)	(5,772,856)
Distributor fees	(974,104)	(970,664)
Sales incentives	(484,502)	(422,610)
Returns and allowances	(186,781)	(253,372)
Cash discounts	(386,617)	(328,218)
Total adjustments	(7,680,537)	(7,747,720)
Net sales	$46,096,813	$41,170,621

Trade rebates decreased slightly in 2011 versus 2010 due principally to the impact of a reduction in the overall Canadian rebate percentage, partially offset by higher U.S. and Canadian sales subject to rebate. This percentage reduction is attributable to an increase in Canadian contract sale prices associated with higher cotton costs on our traditional wound care products without a commensurate increase in the sale prices charged to our exclusive Canadian distributor.  The slight increase in distribution fee expense is commensurate with the increase in Canadian sales upon which the fee is based, partially offset by an increase in net sales (as a percentage of overall Canadian sales) not subject to the fee by our exclusive Canadian distributor.  The increase in sales incentive expense reflects higher sales subject to the incentives, coupled with an expansion of the underlying sales incentive programs, partially offset by the discontinuation of a sales incentive with a major customer in the second quarter of 2011.  The sales returns and allowances decrease principally reflects an improvement in order fulfillment processes.  The increase in cash discounts reflects higher U.S. sales subject to cash discount, coupled with a slight increase in sales to customers that normally take the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the nine months ended September 30, 2011 and 2010 are as follows:

	September 30,
	2011	2010
Beginning balance – January 1	$3,033,091	$2,493,232
Rebates paid	(6,776,609)	(5,886,488)
Rebates accrued	5,648,533	5,772,856
Ending balance – September 30	$1,905,015	$2,379,600

The $1,128,076 decrease in the trade rebate reserve balance at September 30, 2011 from December 31, 2010 reflects a decrease in the Canadian reserve due to the Canadian distributor taking its November monthly rebate payment in January 2011 (normally taken in December), coupled with lower third quarter 2011 quarterly sales and a decrease in the Canadian average rebate reserve percentage due to an increase in overall Canadian contract sale prices associated with higher cotton costs on our traditional wound care products without a commensurate increase in sale prices to our exclusive Canadian distributor.  There has been no other discernable change in the nature of our business in 2011 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the nine months ended September 30, 2011 versus 2010:

	Nine Months Ended September 30,		Variance
	2011	2010
Net Sales	$46,096,813	$41,170,621	$4,926,192	12.0%
Cost of sales	32,291,998	28,950,413	3,341,585	11.5%
Gross Profit	$13,804,815	$12,220,208	$1,584,607	13.0%

Gross Profit %	30.0%	29.7%

Net sales increased $4,926,192, or 12.0% (10.4% adjusted for exchange), in 2011 versus 2010.  Advanced wound care sales increased $3,511,817, or 44.1%, to $11,470,841 in 2011 from $7,959,024 in 2010.  Traditional wound care sales increased $1,414,375, or 4.3%, to $34,625,972 in 2011 from $33,211,597 in 2010.

Sales in the U.S. increased $3,656,249, or 12.1%, to $33,815,542 in 2011 from $30,159,293 in 2010.  The increase was driven by higher advanced wound care sales of $2,734,997, or 39.5%, coupled with a traditional wound care sales increase of $921,252, or 4.0%, led by private label and first aid products.  The advanced wound care sales increase was driven by promoted products which increased 59.4%, led by Medihoney, partially offset by a decrease in our older other advanced wound care products. Sales in Canada increased $568,199, or 5.5%, to $10,822,792 in 2011 from $10,254,593 in 2010.  This increase was driven by favorable exchange of $602,766 associated with a 5.6% strengthening of the Canadian dollar, partially offset by lower sales of $34,567 due to the impact of an inventory reduction on the part of our exclusive Canadian distributor.  Real growth as measured by sales of the Company’s products reported by our exclusive Canadian distributor, unadjusted for foreign exchange, was 9.5%.  At the product line level, the increase was driven by higher advanced wound care sales of $87,366, or 31.4%, coupled with a traditional wound care sales increase of $480,833, or 4.8%.  International sales increased $701,744, or 92.7% ($661,186 or 87.4% excluding exchange) to $1,458,479 in 2011 from $756,735 in 2010, due principally to the international growth strategy implemented in Europe and the Middle East in late February 2010.  The increase was driven by higher advanced wound care sales of $689,454 and traditional wound care sales of $12,290.  The increase in advanced wound care product sales continues to reflect our expanded sales and marketing efforts to grow these products.

Gross profit increased $1,584,607, or 13.0%, in 2011 versus 2010.  Advanced wound care gross profit increased $1,902,716, or 59.8%, to $5,083,669 in 2011 from $3,180,953 in 2010.  Traditional wound care gross profit decreased $318,109, or 3.5%, to 8,721,146 in 2011 from $9,039,255 in 2010.  The overall gross profit margin percentage increased to 30.0% in 2011 from 29.7% in 2010.  The increase in gross profit dollars reflects higher sales, coupled with the higher gross profit margin percentage.  The higher gross margin percentage principally reflects favorable sales mix associated with an increase in higher margin advanced wound care sales, partially offset by higher product costs and obsolescence reserves to cover slow moving inventory.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2011 versus 2010:

	Nine Months Ended September 30,		Variance
	2011	2010
Distribution	$1,391,093	$1,342,207	$48,886	3.6%
Marketing	1,495,854	1,258,378	237,476	18.9%
Sales	5,786,117	4,947,452	838,665	17.0%
General and administrative	6,151,823	5,792,009	359,814	6.2%
Total	$14,824,887	$13,340,046	$1,484,841	11.1%

Selling, general and administrative expenses increased $1,484,841, or 11.1% (10.0% adjusted for exchange), in 2011 versus 2010, including an increase of $153,017 attributable to exchange.

Distribution expense increased $48,886, or 3.6% (2.8% adjusted for exchange), in 2011 versus 2010, including an increase of $11,331 due to exchange.  The increase reflects the redeployment of one position into the Houston distribution center from a manufacturing support position, partially offset by lower overall operating expenses due to cost containment and timing.

Marketing expense increased $237,476, or 18.9% (18.4% adjusted for exchange), in 2011 versus 2010, including an increase of $5,946 due to exchange.  The increase is attributable to higher U.S. related compensation and benefit and travel expense associated with new marketing and clinical personnel added in the second half of 2010 and promotion expense, coupled with higher international expense in support of our advanced wound care growth initiatives, partially offset by lower U.S. first aid products and Canada promotion spending.

Sales expense increased $838,665, or 17.0% (15.8% adjusted for exchange), in 2011 versus 2010.  Expenses in the U.S. increased $617,801.  This increase is attributable to incremental costs consisting of compensation and benefits, commission, travel, recruiting and sample expenses associated with the ongoing expansion of our advanced wound care sales force from 10 sales representatives in the first quarter of 2010 to 30 sales representatives by the end of 2011 of $743,244, higher commission expense due to the increase in the number of sales representatives period to period and improved performance and higher administrative costs associated with the expanded sales force. These increases were partially offset by lower first aid products expense of $269,450 related to severance and operating expenses associated with an executive who was dismissed in the first quarter of 2010.  Expenses in Canada increased $131,293 (including a $35,025 increase related to exchange) resulting from higher compensation and benefit and travel expenses related to annual cost increases and the addition of a sales representative, group purchasing organization expenses due to higher fees and bid related expenses due to an increase in the volume of bid activity.  International expenses representing a full nine months of compensation and benefits, commission, travel and sample expenses in 2011 increased $89,571 (including a $21,429 increase related to exchange) versus the start-up of operations in late February 2010.

General and administrative expenses increased $359,814, or 6.2% (4.8% adjusted for exchange), in 2011 versus 2010.  Expenses in the U.S. increased $226,624.  This increase reflects higher board, compensation and benefits due to annual increases and the addition of a new finance position, equity based compensation and travel expenses, partially offset by lower amortization and professional services and investor relation expenses.  Expenses in Canada increased $203,960 (including a $72,870 increase related to exchange).  Net of exchange, expenses increased $131,090 due principally to higher compensation and benefit expenses associated with annual cost increases, the addition of one new materials management position in the second quarter of 2010 and an increase in the number of temporary personnel needed to support ongoing operations, coupled with higher information technology expense associated with the installation of a new of manufacturing support module.  International expenses decreased $70,770 (including a $6,416 increase related to exchange).  Net of exchange, expenses decreased $77,186 due principally to the non-recurrence of transition related expenses associated with the start-up of our business in 2010.

Research and Development Expense

Research and development expense increased $79,703 to $494,935 in 2011 from $415,232 in 2010.  The increase reflects the ongoing build-up of DSC127 Phase 3 preparation related expenses of $235,108, partially offset by lower Phase 2 expenses associated with the near completion of this phase of development.

Interest Expense

Interest expense decreased $154,221 to $259,899 in 2011 from $414,120 in 2010.  The decrease is attributable to lower line of credit interest associated with the payoff of the line of credit balance in early July 2011 and lower term and promissory note interest associated with the repayment of these loans in February 2010. Interest rates were comparable period to period.

Loss on Extinguishment of Debt

In connection with the termination of our credit agreement effective September 30, 2011, we recorded a charge of $176,101, representing the then unamortized portion of deferred financing costs of $112,336 together with a termination fee of $60,000 and related expenses of $3,765. In connection with the payoff of our term loan in February 2010, we recorded a charge of $114,072 representing the then unamortized portion of deferred financing costs relating to the term loan.

Other Income, Net

Other income decreased $197,448 to $56,213 in 2011 from $253,661 in 2010 principally due to lower exchange gains of $134,958, lower royalty income of $34,682 and higher miscellaneous expense of $27,808.

Income Taxes

Income tax expense decreased $299,244 to a $7,179 benefit in 2011 from a $292,065 expense in 2010 due to a decrease in the foreign tax provision based on our Canadian subsidiary’s operating results.  In 2011, our Canadian subsidiary operated at a loss, whereas in 2010 it operated profitably.

Net Loss

We generated a net loss of $1,887,615, or $0.23 per share (basic and diluted), in 2011 compared to a net loss of $2,101,666, or $0.34 per share (basic and diluted), in 2010.

Liquidity and Capital Resources

Cash Flow and Working Capital

At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $18,063,396 and $404,216, respectively.  The $17,659,180 increase in cash reflects net cash provided by financing activities of $23,903,163 and operating activities of $457,603 partially offset by cash used in investing activities of $6,661,954, together with cash used due to exchange rate effect of $39,632.

                Net cash provided by financing activities of $23,903,163 reflects $26,984,569 in net proceeds from the issuance of common stock, less $3,075,555 from the payoff of our line of credit balance and $5,851 associated with scheduled long-term debt repayments.  The net proceeds from issuance of common stock consists of $26,366,450 from the private placement sale of common stock and warrants in June 2011 in connection with raising funds principally for the further development of DSC127 and $618,119 from the exercise of warrants and stock options.

Net cash provided by operating activities of $457,603 results from $1,874,375 cash provided from operations (net loss plus non-cash items), together with $1,416,772 cash used associated with the net change in operating assets and liabilities.  Higher prepaid expenses and other current assets, trade receivables and lower accounts payable and accrued liabilities, partially offset by lower inventory were the main drivers behind the net cash used in the net change in operating assets and liabilities.  The increase in prepaid expenses and other current assets principally reflects another receivable from the transfer of raw and packaging inventory at cost to our Mexican adhesive bandage supplier and payment of our business insurance renewed effective August 1st., which was previously financed and paid in installments.  The increase in trade receivables reflects higher sales levels. The decrease in accounts payable principally reflects a slight improvement in payment timeliness in the U.S., partially offset by an increase in Canadian payables principally due to higher inventory purchases to support business growth. The decrease in accrued expenses and other current liabilities principally reflects lower Canadian net rebates due to timing and accrued taxes payable due to payment of our 2010 tax liability in June 2011. The decrease in inventory principally reflects the transfer of raw and packaging inventory on hand to our adhesive bandage supplier in Mexico and planned reductions in inventory in the U.S. and Europe, partially offset by increases in our Canadian inventory to support business growth.

Net cash used in investing activities of $6,661,954 reflects $4,730,000 used for the purchase of investments, $1,000,000 for the initial milestone payment in August 2011 due in accordance with the terms of the Medihoney license agreement entered into in February 2010 and $931,954 for year to date capital expenditures. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities.

Working capital increased $26,085,530 at September 30, 2011 to $36,029,459 from $9,943,929 at December 31, 2010.  This increase principally reflects the proceeds from our private placement sale of common stock and warrants in June 2011 together with the funds received from warrant and stock option exercises.  Management believes that this level of working capital is sufficient to support our existing operations for the foreseeable future.

An additional $1,000,000 Medihoney milestone payment is due when Medihoney sales exceed $10,000,000 on a trailing twelve month basis, which is anticipated in the next twelve months.

Financing Arrangements

 In early July 2011, we used $3,340,176 of cash on hand to pay off the balance of our line of credit. Effective September 30, 2011, we terminated our existing credit agreement with our lender. In connection with the termination, we recorded a charge of $176,101 representing the then unamortized remaining portion of the deferred financing costs of $112,336 together with a termination fee of $60,000 and related expenses of $3,765 as a loss on debt extinguishment.

Prospective Assessment

Our strategic objective is to build our company by both continuing to progress DSC127 with an initial indication of the treatment of diabetic foot ulcers, as well as in-licensing, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective.  In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth, and will consider initiating additional development programs on new indications for DSC127.  To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, the sale of licensing rights to DSC127 and/or jointly developing products with third parties.

The launch of a number of new products in recent years bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad.  We continue to work on our pipeline and have identified several product line extensions and new products that are capable of contributing to future sales growth.  Traditional wound care sales are expected to remain relatively stable.

Our strategy for growth is:

1.
Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher margined advanced wound care products.  In February 2010, we in-licensed the worldwide rights to Medihoney.  This has served as the catalyst for the expansion of our U.S. and international businesses.  We plan to add 10 additional sales representatives to the 20 already in place in the U.S. as soon as possible.  Additional sales representatives will continue to be added thereafter as needed to support the continued growth of the business.  We have established a direct presence in Europe and, ultimately, will serve other areas of the world employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

2.
While the commercial launch of DSC127 is estimated to be four to five years away, we believe the market potential for this product for diabetic foot ulcers and the other indications that we have the rights to are significant.  In May 2011, we reported positive top-line results for our DSC127 Phase 2 trial. We filed our clinical study report with the FDA in October 2011, and we have requested an end-of-Phase 2 meeting with the FDA at their earliest convenience.  With the funds raised from our private placement sale of common stock and warrants in June 2011, we have started a number of initiatives to prepare for initiation of the Phase 3 program.  Should everything go according to plan, we will commence the Phase 3 study in the second half of 2012.  The cost of the Phase 3 trial and bringing the product to market are presently estimated to cost approximately $30 million. With available funds on-hand and those expected to be generated prospectively from ongoing operations, we do not anticipate the need at this time for additional capital to complete the Phase 3 trial for diabetic foot ulcers and to bring the product to market.

3.
We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives.  While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it.  Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care growth initiatives.

With the planned improvement in operations, expected working capital requirements and cash on-hand as of September 30, 2011, we anticipate having sufficient  liquidity in place to meet our existing operating and product development needs for at least the next twelve months.  Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.”  We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the December 31, 2010 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.

During the three months ended September 30, 2011, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

The following risk factors update the related risk factors set forth in the Company’s Annual Report on Form 10-K filed with the Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $1,887,615 in the nine months ended September 30, 2011 (unaudited), $2,448,864 for the year ended December 31, 2010, and additional losses in previous years.  At September 30, 2011, we had an accumulated deficit of $25,683,531.  We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of November 9, 2011, up to 4,582,757 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants and options (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 10,577,632 shares of common stock currently outstanding.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2006 through 2010 and the first nine months of 2011 are set forth in the table below:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2011, the Company issued 211,303 shares of common stock upon conversion of series C and D preferred shares.  The shares of common stock were issued pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933.  The Company did not receive any proceeds upon conversion of such preferred shares.  There have been no other unregistered sales of securities during the period covered by this Quarterly Report that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: November 10, 2011	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer