Form 10-K
period 2011-12-31
DERMA SCIENCES, INC.
filed 2012-03-28
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.

(Name of Issuer in Its Charter)

Pennsylvania	23-2328753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 Carnegie Center, Suite 300, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of June 30, 2011, was approximately $55,127,459.

The number of shares outstanding of the issuer's common equity as of March 26, 2012 was 10,630,865.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2012 annual meeting of shareholders are incorporated by reference in Part III of this report.

1

Part I

Item 1. Business

Overview

Derma Sciences, Inc. (“Derma Sciences”) and its subsidiaries Sunshine Products, Inc., Derma Sciences Canada Inc., Derma First Aid Products, Inc. and Derma Sciences Europe LTD are referred to collectively as “we,” “our,” “us” and the “Company.” Our executive offices are located at 214 Carnegie Center, Suite 300, Princeton, New Jersey 08540. Derma Sciences was incorporated under the laws of Colorado on September 10, 1984 and, on June 3, 1996, changed its state of domicile to Pennsylvania.

Derma Sciences is a medical technology company focused on three segments of the wound care marketplace: pharmaceutical wound care, advanced wound care and traditional wound care products. The Company has one pharmaceutical wound care product candidate that has completed a Phase 2 study and is working towards initiation of a Phase 3 study in 2012. The Company maintains manufacturing facilities in Toronto, Canada and Nantong, China and a well-established network of third party suppliers for its products. The majority of our products are sold through distributors to various health care providers such as wound care centers, extended care facilities, acute care facilities, home health care agencies and physicians’ offices. Some of our products are sold through retail channels. The Company markets its products principally through direct sales representatives in the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), and through independent distributors within other select international markets.

Products

Advanced Wound Care

Our advanced wound care products include the following:

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

XTRASORB is a novel, proprietary line of dressings that utilizes super absorbent polymer technologies. While other absorbing dressings currently on the market use open cell structures to capture fluid, Xtrasorb dressings convert fluid within the dressings to a gel, thus locking the exudates into the dressings. Xtrasorb dressings have a distinct advantage over competitive dressings in that they absorb more fluid and hold the fluid away from the wound, thus avoiding further deterioration of the wound.

TCC-EZ is a novel, patented advanced dressing system for the management of diabetic foot ulcers. It is considered a “next generation” total contact casting (TCC) system. TCC has been shown in multiple randomized controlled studies to achieve 89% heal rates. However, traditional TCC is utilized in less than 2% of otherwise indicated cases due to various factors such as long application times, frequency of application error and patient dissatisfaction as a result of the heavy nature of the cast. TCC-EZ virtually eliminates these issues as it can be applied in less than one third the time of a traditional TCC. TCC-EZ is a one-step process, so application errors are uncommon, and the cast itself is significantly lighter, due to its open weave pattern, than a traditional TCC.

Other advanced wound care products include a range of moist, occlusive dressings such as hydrocolloids, foams, hydrogels, alginates, additional silver antimicrobial dressings, cleansers and our proprietary Dermagran products.

We continue to evaluate certain products and technologies within the advanced wound care market. Once products and technologies are identified, we may enter into licensing agreements or joint venture relationships with owners of the products and technologies.

On March 27, 2012, the Company entered into a definitive Agreement and Plan of Merger (the “Agreement”) to acquire the stock of Medefficiency, Inc. (“Medefficiency”), a company engaged in the development, manufacturing and marketing of medical devices for treating chronic wounds and lower extremity injuries. Medefficiency specializes in total contact casting (“TCC”) products. The TCC-EZ total contact cast system is Medefficiency’s lead product, in addition to a line of traditional and specialized contact casts and related equipment. TCC-EZ represents the next generation of total contact casting and was developed to provide equivalent off-loading to a traditional total contact cast: yet it is much faster and easier to apply.

The Company has distributed Medefficiency’s products since 2008 under an exclusive distribution agreement. Having the rights to these products and integrating them into our existing advanced wound care marketing and sales infrastructure will allow the Company to realize the benefit of these product’s significant growth potential and higher margins. The growing body of clinical evidence of TCC-EZ’s efficacy fits well with the Company’s evidenced-based sales approach. The acquisition is subject to customary closing conditions and is anticipated to be completed by April 30, 2012.

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

We market general purpose and specialized skin care products to nursing homes, hospitals, home healthcare agencies and other institutions. These products include barrier creams and ointments, antibacterial cleansing foams and sprays, shampoos and body washes, hand sanitizers, bath additives, body oils and moisturizers.

Pharmaceutical Wound Care

We are currently developing DSC127, an angiotensin analog licensed from the University of Southern California in November 2007, for use in wound healing and scar reduction. The compound has shown activity in these areas in pre-clinical animal model testing. The compound has successfully completed a Phase 1 study on healthy patients and a Phase 2 study on patients with diabetic foot ulcers. Topline results of this study were reported in February and May 2011. Full results of the study are currently under peer review at a major international advanced wound care journal.

DSC127 is a patented, topically applied novel angiotensin analog that targets receptors that are up-regulated upon injury to tissue. The drug has been shown to improve epithelialization, granulation and vascularization, accelerating wound healing in a variety of normal and diabetic animal models. This finding suggests that DSC127 produces different actions at the wound site during various stages of healing. There were no safety concerns observed in the preclinical and Phase 1 and Phase 2 trials of DSC127.

The potential markets for DSC127 include: (1) the $10 billion chronic wound market; (2) the $8 billion scar prevention/reduction market; (3) the $6 billion burn market; and (4) the $6 billion radiation and other wound markets.

In June of 2011, we raised approximately $26.3 million in order to fund the Phase 3 pivotal studies and associated activities. Since that time, we have put together a consulting team comprised of senior regulatory, medical, clinical, chemistry, manufacturing and control, bioanalytical and non-clinical executives. We have had one meeting with the FDA to discuss the results of our Phase 2 study and the design of our Phase 3 study. The Company intends to hold another meeting with the FDA to discuss the Phase 3 protocols for the pivotal studies, and a separate meeting to discuss the Chemistry, Manufacturing and Control (“CMC”) portion of the program. The Company is intending to initiate the Phase 3 pivotal studies in the second half of 2012.

Sales and Marketing

In 2011, the United States accounted for 66%, Canada for 25% and the rest of the world for 9% of our total sales.

 United States

In the United States, we employ a direct sales force and have relationships with a number of national, regional and local distributors (with their own sales forces) to sell our products. The majority of our sales are made to distributors and large institutional customers who sell the products to end users. Direct sales to end users are not a significant part of our business.

Our direct sales force consists of an executive vice president—sales, a vice president of advanced wound care–sales, a vice president of advanced wound care—corporate accounts, four regional managers, 38 direct territory representatives, a sales administrator and four clinical resource specialists. We also employ a vice president of distribution—sales whose primary responsibility is to support our traditional wound care business. Our sales employees receive a base salary together with commissions based upon sales achievement within their area of responsibility.

Canada

In Canada, we employ a sales manager and three direct sales representatives and one manufacturer’s representative covering the major population centers. Our direct sales representatives receive a base salary together with commissions based upon territory sales. Our manufacturer’s representative is paid commission based upon territory sales achievement and is reimbursed for expenses. The majority of our Canadian sales are to hospitals pursuant to tender contracts with national, provincial and local buying groups. These institutional contracts are generally exclusive in nature and are awarded for a term of one to five years. Nursing home, home healthcare, physician office and retail sales are for the most part made through local dealers and government sponsored Community Care Access Centres (CCAC) agencies.

In May 2005, we entered into an agreement with a Canadian company, our only customer in Canada, to serve as the exclusive distributor of our products in Canada. The distribution agreement has been amended from time to time, the latest being January 2011. The amended agreement expires in April 2016. The distributor maintains strategically located distribution centers and over 50 sales representatives throughout Canada. We believe the agreement provides us with the means to supplement our direct sales force and better serve our customers throughout Canada.

For the years ended December 31, 2011 and 2010, our Canadian distributor accounted for 24% and 25% of the Company’s consolidated net sales, respectively.

Other Foreign Markets

We have a direct selling organization in the United Kingdom consisting of five sales representatives and a sales administrator. This staff is managed by the general manager of this business unit. The general manager is also responsible for managing distributor relationships within the rest of the European Union, the Middle East and Africa. Throughout the rest of the world, we sell our products under various licensing and distribution agreements.

Competition

In the United States, our traditional wound care products compete in a commodity oriented marketplace with Covidien, Medline, Medical Action and a number of others. In the advanced wound care products marketplace, we compete principally with Convatec, Smith & Nephew, Molnlycke and Systagenix. Our adhesive bandage and related first aid products compete with Medline, ASO and Dynerex in the medical market, Medline and ASO in the industrial market, ASO, Medline and Liberty in the private label market and Johnson & Johnson, 3M and Medline in the retail market. The market for wound closure strips and catheter fasteners is characterized by a wide range of generic competition. The most dominant competitor in the suture strip market is 3M. Our skin care products compete in a commodity oriented marketplace with Medline, Provon and a number of others.

In Canada, our traditional wound care products compete in a commodity-oriented marketplace with Covidien, Medicom, Medical Mart and a number of others. In the advanced wound care products marketplace, we compete principally with the same competitors as we compete with in the United States, together with a number of domestic generic companies. Internationally, we compete with global and local multinationals and domestic advanced wound care companies.

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

Product Sourcing

We lease manufacturing and warehousing facilities in Toronto, Canada, and Nantong, China, and employ contract manufacturers in Mexico and China. Approximately 60% of our products are manufactured at these four locations. The remaining 40% of our products are manufactured by third party manufacturers in the United States, China and other countries.

Our manufacturing facilities and the two contract manufacturers are monitored by our management and quality control teams who oversee production activity. Most of the equipment in these facilities is owned and used exclusively by us.

In our Toronto facility, we manufacture advanced and traditional wound care products. This facility has the capability of liquid packaging, blister/vacuum packaging, impregnation, die-cutting and steam sterilization. We also have a research and development laboratory on site. The Toronto facility is ISO 13485:2003, ISO 9001:2008, and Directive 93/42/EEC certified and SGS registered.

In our Nantong facility, we manufacture principally traditional and some advanced wound care products. This facility is primarily designed for production of low volume and specialty products. The quality control team at Nantong has the responsibility to oversee and inspect all products produced in China (including third party suppliers) for us. The Nantong facility is ISO 9001:2008 certified and TUV registered.

In both our Mexico and China contract manufacturing facilities we have adhesive bandages and related first aid products manufactured on our behalf. The Mexico facility is ISO 9001:2008 and ISO 13485:2004 certified and Aenor IQNET registered. The China facility is ISO 13485:2003 certified and NQA registered.

A number of traditional and advanced wound care products are sourced in semi-finished and finished form directly from suppliers. Derma Canada also serves in a distributor capacity (sourcing finished products directly from suppliers) for a number of medical device products in Canada.

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

Patents, Trademarks, Proprietary and Non-Proprietary Technology

We own or license a number of trademarks covering the Company and its products. In addition, we own or license over 50 United States patents, corresponding foreign patents and patent applications. Most of our patents relating to our DSC127 technology are held under license agreements of indefinite duration. The license agreement relative to our Bioguard technology expires in June 2014. In 2010, we entered into an agreement extending our Medihoney license in perpetuity. Subject to meeting minimum royalty and other specified conditions, we expect to maintain these licenses indefinitely. We also have a number of non-patented formulations and process technologies that, together with the aforementioned patents, provide competitive advantages in the marketplace.

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

Canada — Scope of Regulation

The Medical Devices Regulations have been established under the authority of the Food and Drugs Act and apply to all medical devices imported and sold in Canada. The Medical Devices Bureau of the Therapeutic Products Directorate is the national authority that monitors and evaluates the safety, effectiveness and quality of diagnostic and therapeutic medical devices sold in Canada.

The Health Products and Food Branch Inspectorate of Health Canada regulates drugs and the processes used to manufacture drugs. A Drug Establishment License is required for activities such as fabrication, packaging/labeling, importation, distribution, wholesale and testing. Derma Canada last underwent an inspection by the Health Products and Food Branch Inspectorate in September 2011, which occasioned the renewal and subsequent annual renewal of its Drug Establishment License.

Other Foreign Regulatory Authorities – Scope of Regulation

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

We believe that the Company is in compliance with all such laws, regulations and standards currently in effect and that the cost of continued compliance with such laws, regulations and standards will not have a material adverse effect on us.

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

Employees

We had 212 full-time and two part-time employees at December 31, 2011. Of these employees, 92 are located in the United States, 76 in Canada, 40 in China and 6 in Europe. We consider our employee relations to be satisfactory.

Item 1A. Risk Factors

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $4,340,411 in 2011 and $2,448,864 in 2010, and additional losses in previous years. At December 31, 2011, we had an accumulated deficit of $28,136,327. We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

Our liquidity may be dependent upon amounts available through additional debt or equity financings.

We have a history of operating losses and negative cash flow from operating activities. As such, we have utilized funds from offerings of our equity securities and line of credit to fund our operations. We have taken steps to improve our overall liquidity and believe we have sufficient liquidity to meet our needs for the next twelve months. However, in the event our cash flow from operating activities is insufficient to meet our requirements, we may be forced either to secure a line of credit or seek additional equity financing. The sale of additional securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us.

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

Medical excise tax enacted into law becomes effective in 2013.

President Obama has signed into law the Patient Protection and Affordable Care Act which imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next decade. We expect to be subject to this excise tax in the future on our sales of certain medical devices we manufacture, produce or import. We anticipate that all of our sales of medical devices in the United States will be subject to this 2.3% excise tax. The financial impact of this tax on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it.

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

Approximately 68 percent of our advanced wound care products utilize technology that we license on an exclusive basis from third parties. These products include Medihoney dressings, Bioguard dressings and MedEfficiency TM total contact casts. The licensing agreements that we have with the owners of these technologies are of limited duration (with the exception of Medihoney, which is in perpetuity) and renewals of the agreements are in the discretion of the licensors. In addition, the maintenance of the license agreements requires that we meet various minimum sales and/or minimum royalty requirements. If we fail to meet the minimum sales or minimum royalty requirements of a given license agreement, there is a possibility that the agreement will be cancelled or not renewed or that our exclusivity under the license agreement will be withdrawn. If any of these events were to occur, our ability to sell the products utilizing the licensed technology could be lost or compromised and our revenues and potential profits could be adversely affected.

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

Up to 4,773,217 shares of our common stock were potentially issuable at December 31, 2011 upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 10,577,632 shares of common stock outstanding at December 31, 2011.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2007 through 2011 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72

Events that may affect our common stock price include:

•	Outcome of DSC 127 development;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

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

If members of our management and their affiliates were to exercise all warrants and options held by them, members of management and their affiliates could influence matters that require shareholder approval.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located in Princeton, New Jersey. In addition to the lease relative to our headquarters, we have entered into leases for manufacturing, warehousing and distribution facilities. Our facilities, locations, size, monthly rent and lease expirations are set forth in the table below:

Location	Use	Square Footage	Base Monthly Rent	Lease Expiration
Princeton, New Jersey	Headquarters	11,990	$20,060	November 2018
Fenton, Missouri	Warehouse	42,400	$20,579	March 2015
Houston, Texas	Warehouse	52,770	$16,735	March 2015
Toronto, Canada	Manufacturing, Warehouse & Offices	76,399	$35,263	August 2017
Nantong, China	Manufacturing & Offices	11,388	$1,934	December 2013

We believe that our facilities are adequate to meet our office, manufacturing and distribution requirements for the foreseeable future.

Item 3. Legal Proceedings

We are currently not a party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of  Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” Until February 10, 2010, our common stock traded on the OTC Bulletin Board. The following table sets forth the high and low bid prices for our common stock during each of the indicated calendar quarters:

Quarter Ended	High	Low

March 31, 2011	$12.72	$4.50
June 30, 2011	$11.65	$7.19
September 30, 2011	$11.34	$7.48
December 31, 2011	$9.44	$7.26

March 31, 2010	$9.00	$4.83
June 30, 2010	$5.90	$4.67
September 30, 2010	$5.30	$4.40
December 31, 2010	$5.05	$4.50

The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The stock prices also reflect a 1-for-8 reverse split of our common stock effective February 1, 2010. There is no public market for our preferred stock.

Holders of common stock. As of the close of business on March 26, 2012, there were approximately 903 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater. On March 26, 2012 the closing sales price of our common stock as reported on the NASDAQ Capital Market was $9.35.

Dividends and dividend policy. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Securities authorized for issuance under equity compensation plans. The information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2012 annual meeting of shareholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2011.

Recent sales of unregistered securities. All prior sales of unregistered securities have been previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of the Company, and other statements contained in this annual report that are not historical facts. Forward-looking statements in this annual report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates, current conditions and the most recent results of operations. When used in this annual report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this annual report entitled “Risk Factors.” Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview

The following table highlights the year ended December 31, 2011 versus 2010 operating results:

	Year Ended December 31,		Variance
	2011	2010
Gross sales	$73,173,684	$67,109,544	$6,064,140	9.0%
Sales adjustments	(10,543,437)	(10,635,488)	92,051	0.9%
Net sales	62,630,247	56,474,056	6,156,191	10.9%
Cost of sales	44,218,300	39,946,724	4,271,576	10.7%
Gross profit	18,411,947	16,527,332	1,884,615	11.4%

Selling, general and administrative expense	21,173,884	17,905,097	3,268,787	(18.3%)
Research and development expense	1,057,094	292,660	764,434	(261.2%)
Interest expense	263,059	580,622	(317,563)	54.7%
Loss on debt extinguishment	176,101	114,072	62,029	(54.4%)
Other expense (income), net	12,682	(340,216)	352,898	(103.7%)
Total expenses	22,682,820	18,552,235	4,130,585	(22.3%)
Loss before income taxes	(4,270,873)	(2,024,903)	(2,245,970)	(110.9%)
Income taxes	69,538	423,961	354,423	83.6%
Net loss	$(4,340,411)	$(2,448,864)	$(1,891,547)	(77.2%)

Gross to Net Sales Adjustments

Gross to net sales adjustments are comprised of the following:

	Year Ended December 31,
	2011	2010
Gross sales	$73,173,684	$67,109,544
Trade rebates	(7,784,353)	(7,772,545)
Distributor fees	(1,365,769)	(1,323,165)
Sales incentives	(623,030)	(740,325)
Returns and allowances	(257,381)	(341,722)
Cash discounts	(512,904)	(457,731)
Total adjustments	(10,543,437)	(10,635,488)
Net sales	$62,630,247	$56,474,056

Trade rebates increased slightly in 2011 versus 2010 due principally to higher U.S. and Canadian sales subject to rebate partially offset by the impact of a reduction in the overall Canadian rebate percentage. This percentage reduction was attributable to an increase in Canadian contract sale prices associated with higher cotton costs on our traditional wound care products without a commensurate increase in the sale prices charged to our exclusive Canadian distributor. The slight increase in distribution fee expense is commensurate with the increase in Canadian sales upon which the fee is based, partially offset by an increase in net sales (as a percentage of overall Canadian sales) not subject to the fee by our exclusive Canadian distributor. The decrease in sales incentive expense reflects the discontinuation of a sales incentive program with a major customer in the second quarter of 2011 partially offset by higher sales subject to the incentives, coupled with an expansion of the underlying sales incentive programs. The sales returns and allowances decrease principally reflects an improvement in order fulfillment processes. The increase in cash discounts reflects higher U.S. sales subject to cash discount, coupled with a slight increase in sales to customers that normally take the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the years ended December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Beginning balance – January 1	$3,033,091	$2,493,232
Rebates paid	(8,622,438)	(7,232,686)
Rebates accrued	7,784,353	7,772,545
Ending balance – December 31	$2,195,006	$3,033,091

The $838,085 decrease in the trade rebate reserve balance at December 31, 2011 from December 31, 2010 reflected a decrease in the Canadian reserve due to the Canadian distributor taking its November 2010 monthly rebate payment in January 2011 (normally taken in December) and a decrease in the Canadian average rebate reserve percentage due to an increase in overall Canadian contract sale prices associated with higher cotton costs on our traditional wound care products without a commensurate increase in sale prices to our exclusive Canadian distributor. There has been no other discernible change in the nature of our business in 2011 as it related to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the product line net sales and gross margin for the years ended December 31, 2011 versus 2010:

	Year Ended December 31,		Variance
	2011	2010
Net Sales	$62,630,247	$56,474,056	$6,156,191	10.9%
Cost of sales	44,218,300	39,946,724	4,271,576	10.7%
Gross Profit	$18,411,947	$16,527,332	$1,884,615	11.4%

Gross Profit %	29.4%	29.3%

Net sales increased $6,156,191, or 10.9% (9.8% adjusted for exchange), in 2011 versus 2010. Advanced wound care sales increased $4,330,547, or 37.3%, to $15,927,920 in 2011 from $11,597,373 in 2010. Traditional wound care sales increased $1,825,644, or 4.1%, to $46,702,327 in 2011 from $44,876,683 in 2010.

Sales from the U.S. operating subsidiaries increased $4,482,826, or 10.9%, to $45,574,908 in 2011 from $41,092,083 in 2010. The increase was driven by higher advanced wound care sales of $3,432,714, or 34.5%, coupled with a traditional wound care sales increase of $1,050,112, or 3.4%, led by private label and first aid products. The advanced wound care sales increase was driven by promoted products which increased 49.2%, led by, Medihoney, partially offset by a decrease in our older other advanced wound care products. Sales from the Canadian operating subsidiary increased $936,847, or 6.7%, to $15,016,487 in 2011 from $14,079,639 in 2010. This increase was driven by favorable exchange of $569,972 associated with a 4.0% strengthening of the Canadian dollar, coupled with sales growth of $366,876. Real growth as measured by sales of the Company’s products reported by our exclusive Canadian distributor, unadjusted for foreign exchange, was 5.7%. At the product line level, the increase was driven by higher advanced wound care sales of $177,719, or 50.8%, coupled with a traditional wound care sales increase of $759,129, or 5.5%. Sales from the international operating subsidiary increased $736,518, or 56.6% ($686,050 or 52.7% excluding exchange) to $2,038,852 in 2011 from $1,302,334 in 2010, due principally to the international growth strategy implemented in Europe and the Middle East in February 2010. The increase was driven by higher advanced wound care sales of $720,114 and traditional wound care sales of $16,404. The increase in advanced wound care product sales continues to reflect our expanded sales and marketing efforts to grow these products.

Gross profit increased $1,884,615, or 11.4%, in 2011 versus 2010. Advanced wound care gross profit increased $2,623,543, or 55.9%, to $7,312,953 in 2011 from $4,689,410 in 2010. Traditional wound care gross profit decreased $738,928, or 6.2%, to $11,098,994 in 2011 from $11,837,922 in 2010. The overall gross profit margin percentage increased to 29.4% in 2011 from 29.3% in 2010. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected favorable sales mix associated with an increase in higher margin advanced wound care sales, partially offset by higher product costs and obsolescence reserves to cover slow moving inventory.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2011 versus 2010:

	Year Ended December 31,		Variance
	2011	2010
Distribution	$1,909,734	$1,786,617	$123,117	6.9%
Marketing	2,143,733	1,654,405	489,328	29.6%
Sales	8,336,888	6,859,944	1,476,944	21.5%
General and administrative	8,783,529	7,604,131	1,179,398	15.5%
Total	$21,173,884	$17,905,097	$3,268,787	18.3%

Selling, general and administrative expenses increased $3,268,787, or 18.3% (17.4% adjusted for exchange), in 2011 versus 2010, including an increase of $114,661, or 4.1%, in Canada and $31,530, or 3.9%, attributable to exchange.

Distribution expense increased $123,117, or 6.9% (6.3% adjusted for exchange), in 2011 versus 2010, including an increase of $10,256 due to exchange. The increase principally reflected the redeployment of one position into the Houston distribution center from a manufacturing support position.

Marketing expense increased $489,328, or 29.6% (29.2% adjusted for exchange), in 2011 versus 2010, including an increase of $5,891 due to exchange. The increase was attributable to higher U.S. related compensation and benefit and travel expense associated with new marketing and clinical personnel added in the second half of 2011 and advertising and promotion expense, coupled with higher international expense in support of our advanced wound care growth initiatives, partially offset by lower U.S. traditional wound care and Canada promotion spending.

Sales expense increased $1,476,944, or 21.5% (20.7% adjusted for exchange), in 2011 versus 2010. Expenses in the U.S. increased $1,180,375. This increase was attributable to incremental costs of $1,341,227 consisting of compensation and benefits, commission, travel, recruiting, sample, administrative, and advertising and promotional expenses associated with the ongoing expansion of our advanced wound care sales force from 10 sales representatives in the first quarter of 2010 to 26 sales representatives, three regional managers, two national sales vice presidents and one sales administrator positions by the end of 2011. These increases were partially offset by lower traditional wound care expense of $248,850 related to severance and operating expenses associated with an executive who was dismissed in the first quarter of 2010. Expenses in Canada increased $182,980 (including a $32,847 increase related to exchange) resulting from higher compensation and benefit and travel expenses related to annual cost increases and the addition of a sales representative, group purchasing organization expenses due to higher fees and bid related expenses due to an increase in the volume of bid activity. International expenses representing a full year of compensation and benefits, commission, travel and sample expenses in 2011 increased $113,589 (including a $23,139 increase related to exchange) versus the start-up of operations in late February 2010.

General and administrative expenses increased $1,179,398, or 15.5% (14.5% adjusted for exchange), in 2011 versus 2010. Expenses in the U.S. increased $813,565. This increase reflected higher board and employee compensation and benefits due to annual increases, a performance bonus, and the additions of a new finance and human resource position, equity based compensation, travel expenses and professional fees, partially offset by lower amortization expenses. Expenses in Canada increased $463,903 (including a $67,332 increase related to exchange). Net of exchange, expenses increased $396,571 due principally to higher compensation and benefit expenses associated with annual cost increases, the addition of one new materials management position in the second quarter of 2010 and an increase in the number of temporary personnel needed to support ongoing operations, coupled with higher information technology expense associated with the installation of a new manufacturing support module. International expenses decreased $98,070 (including a $6,726 increase related to exchange). Net of exchange, expenses decreased $91,344 due principally to the non-recurrence of transition related expenses associated with the start-up of our business in 2010.

Research and Development Expense

Research and development expense increased $764,434 to $1,057,094 in 2011 from $292,660 in 2010. The increase reflected the ongoing build-up of DSC127 Phase 3 preparation related expenses of $819,834, partially offset by lower Phase 2 expenses of $55,400 associated with the completion of this phase of development in 2011.

Interest Expense

Interest expense decreased $317,563 to $263,059 in 2011 from $580,622 in 2010. The decrease was attributable to lower line of credit interest associated with the payoff of the line of credit balance in July 2011 and lower term and promissory note interest associated with the repayment of these loans in February 2010. Interest rates were comparable period to period.

Loss on Extinguishment of Debt

In connection with the termination of our line of credit agreement in September 2011, we recorded a charge of $176,101 representing the remaining unamortized deferred financing costs of $112,336 and payment of $63,765 in related fees. In 2010, a charge of $114,072 was recorded representing the unamortized portion of the deferred financing costs related to the term loan which was paid off in February 2010.

Other Expense/Income

Other expense/income decreased $352,898 to a $12,682 net expense in 2011 from $340,216 net income in 2010 principally related to a reduction in the exchange gain of $273,949, lower royalty income of $48,368 and higher loss on the disposition of equipment of $26,079.

Income Taxes

We recorded a $69,538 income tax provision for 2011 consisting of a $13,570 current foreign tax benefit and a $83,108 deferred tax provision consisting of a $175,141 deferred tax provision related to the amortization of goodwill for tax and not financial reporting purposes, partially offset by a $92,033 foreign tax benefit based on our Canadian subsidiary’s operating results. No tax benefit was recorded for our United States or United Kingdom operations in 2011 due to uncertainty surrounding our ability to use available net operating loss carry forwards and net deferred tax assets. In 2010, we recorded a $423,961 income tax provision consisting of a $268,072 current foreign tax provision based on our Canadian subsidiary’s operating results and a $155,889 deferred tax provision consisting of a $175,141 deferred tax provision related to the amortization of goodwill for tax and not financial reporting purposes, partially offset by a $19,252 deferred foreign tax benefit based on our Canadian subsidiary’s operating results.

Due to uncertainties surrounding our ability to use our United States and United Kingdom net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the United States and United Kingdom net deferred tax assets has been provided.

Net Loss

We generated a net loss of $4,340,411, or $0.49 per share (basic and diluted), in 2011 compared to a net loss of $2,448,864, or $0.39 per share (basic and diluted), in 2010.

Liquidity and Capital Resources

Cash Flow and Working Capital

At December 31, 2011 and December 31, 2010, we had cash and cash equivalents of $17,110,350 and $404,216, respectively. The $16,706,134 increase in cash and cash equivalents reflects net cash provided by financing activities of $23,893,788 and operating activities of $249,542 partially offset by cash used in investing activities of $7,452,949 together with the exchange rate effect of $15,754.

Net cash provided by financing activities of $23,893,788 reflects $26,975,194 in net proceeds from the issuance of common stock, less $3,075,555 from the payoff of our line of credit balance and $5,851 associated with scheduled capital lease payments. The net proceeds from issuance of common stock consists of $26,357,075 from the private placement sale of common stock and warrants in June 2011 in connection with raising funds principally for the further development of DSC127 and $618,119 from the exercise of warrants and stock options.

Net cash provided by operating activities of $249,542 stems from $1,277,718 cash provided from operations (net loss plus non-cash items), together with $1,028,176 cash used from the net change in operating assets and liabilities. Higher receivables, inventory, and prepaid expenses offset by higher accounts payable and accrued liabilities were the main drivers behind the net cash used in connection with the net change in operating assets and liabilities. The increase in receivables reflects a higher level of current sales and the final payoff of rebates owed in connection with the discontinuation of a significant rebate program. The increase in inventory reflects a build-up to support new products, growth of the international business and improved customer service levels in certain segments of our business. The increase in prepaid expenses reflects initial advance fee payments on Phase 3 clinical trial preparations and timing of other operating expenditure payments. The increase in accounts payable reflects the growth of the business resulting in higher overall spending levels. The increase in accrued expenses and other current liabilities principally reflects higher accrued 2011 bonus, accrued royalties payable due to higher sales of royalty bearing products partially offset by a decrease in the Canadian sales rebate.

Net cash used in investing activities of $7,452,949 reflects $5,474,000 used for the purchase of investments, $1,000,000 for the milestone payment in August 2011 due in accordance with the terms of the Medihoney license agreement entered into in February 2010 and $978,949 for capital expenditures. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities.

Working capital increased $24,911,551 at December 31, 2011 to $34,855,480 from $9,943,929 at December 31, 2010. This increase principally reflects the proceeds from our private placement sale of common stock and warrants in June 2011 together with funds received from warrant and stock exercises. Management believes that this level of working capital is sufficient to support our existing operations for the next twelve months.

An additional $1,000,000 Medihoney milestone payment is due when Medihoney sales exceed $10,000,000 on a trailing twelve month basis, which is anticipated in the next twelve months.

Financing Arrangements

In 2011, net cash of $3,075,555 was used to pay off the line of credit. Effective September 30, 2011, we terminated our existing credit agreement with our lender. In connection with the termination, we recorded a charge of $176,101, representing the then unamortized remaining portion of the deferred financing costs of $112,356 together with a termination fee of $60,000 and related expenses of $3,765, as a loss on debt extinguishment.

On March 27, 2012, we entered into a definitive agreement to acquire the stock of Medefficiency for $14,500,000 in cash. Medefficiency is a privately held company that sells a proprietary line of total contact cast products for the treatment of diabetic foot ulcers. In 2011, Medefficiency had annual revenues of $5,300,000 and net income of $320,000.

Since 2008, we have been a distributor of Medefficiency’s products. In 2011, we had $1,450,000 of revenue from the sale of Medefficiency products at a gross margin of 36%. The acquisition of this business is consistent with our strategy to acquire higher margin proprietary advanced wound care products with growth potential that can be leveraged by our global advanced wound care sales and marketing infrastructure. In making this acquisition, we obtained a product line with an annual sales run rate of approximately $6,000,000, at a gross margin of 60% and significant sales growth potential. Transaction and integration related expenses to be incurred in 2012 are expected to be approximately $1,500,000. We anticipate this transaction will be accretive to our results of operations.

We will utilize existing cash on hand to fund the acquisition. Going forward, we are confident that we can replenish these funds based on the strength of our growing advanced wound care business and DSC127’s continued development progress. Alternatives for funding consist of the sale of Company stock, licensing the rights to DSC127, asset based lending, monetizing a non-strategic Company asset, or a combination of all of these. If market conditions for raising capital are not acceptable to Company management, we believe we have sufficient liquidity to support our existing operations for the next twelve months.

Prospective Assessment

Our strategic objective is to build the Company by both continuing to progress DSC127, with an initial indication of the treatment of diabetic foot ulcers, as well as in-licensing, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth, and will consider initiating additional development programs on new indications for DSC127. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, the sale of licensing rights to DSC127 and/or jointly developing products with third parties.

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

Our strategy for growth is:

1.	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher margined advanced wound care products. In February 2010, we in-licensed the worldwide rights to Medihoney. This has served as the catalyst for the expansion of our U.S., Canadian and international businesses. We plan to add 12 additional sales representatives to the 26 already in place in the U.S. and one additional sales representative in Canada and two in the UK during the first half of 2012. Additional sales representatives will continue to be added thereafter as needed to support the continued growth of the business. We have established a presence in Europe and the Middle East through a direct presence in the U.K. and distribution representatives in a number of the other countries. We plan to expand our presence in this and other areas of the world employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

2.	While the commercial launch of DSC127 is estimated to be four years away, we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. In February and May 2011, we reported positive top-line results for our DSC127 Phase 2 trial. We met with the FDA to discuss the results of our Phase 2 study and the design of our Phase 3 study. The Company intends to meet again with the FDA to discuss the Phase 3 protocols for the pivotal studies and to discuss the CMC portion of the program. With the funds raised from our private placement sale of common stock and warrants in June 2011, we have started a number of initiatives to prepare for initiation of the Phase 3 program. Should everything go according to plan, we will commence the Phase 3 study in the second half of 2012. The cost of the Phase 3 trial and bringing the product to market are presently estimated to be approximately $30 to $40 million. With available funds on-hand and those expected to be generated prospectively from ongoing operations, we do not anticipate the need at this time for additional capital to complete the Phase 3 trial for diabetic foot ulcers and to bring the product to market.

3.	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the planned improvement in operations, expected working capital requirements and cash on-hand as of December 31, 2011, we anticipate having sufficient liquidity in place to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Additional Financial Information

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

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

We provide our customers certain limited return rights and we have a formal returned goods policy that guides the disposition of returns with our customers. We accrue for sales returns and allowances and cash discounts monthly based on current sales and historical activity. We do not offer our customers price protection rights or concessions. Returns were less than 1% of gross sales in both 2011 and 2010.

We continually monitor the factors that influence rebates and fees, returns and allowances, and other discounts and sales incentives and make adjustments as necessary.

Goodwill

At December 31, 2011, we had $7,119,726 of goodwill consisting of $4,679,684 relating to the First Aid Products acquisition in November 2007 and $2,440,042 relating to the Western Medical acquisition in April 2006. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The assessment is performed using the two-step process required by accounting guidance relating to goodwill. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. For 2011 and 2010, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

The cash generating unit level or reporting unit at which we test goodwill for impairment is the operating segment level. Products are allocated to each segment based on the nature and intended use of the product. All of our goodwill has been allocated to the traditional wound care segment as the business acquisitions which gave rise to the goodwill were traditional wound care businesses.

For 2011 and 2010 and consistent with prior periods, we estimated the fair value of our segments using the “income approach,” where we use a discounted cash flow model (“DCF”) in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets.

Significant estimates used in the fair value calculation include: (i) estimates of future revenue and expense growth, (ii) future estimated effective tax rates, (iii) future estimated capital expenditures, (iv) future required investments in working capital, (v) average cost of capital, and (vi) the terminal value of the reporting unit.

The amount and timing of future cash flows within our DCF analysis is based on our five year forecast. Beyond our five year forecast we assumed a terminal value to calculate the value of cash flows beyond the last projected period in our DCF analysis. Annual revenue growth rates in our DCF model reflect expected growth in our advanced and traditional wound care products. The weighted average cost of capital used to discount cash flows for the annual 2011 goodwill impairment test was 17%.

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

Stock-Based Compensation

We record compensation expense associated with stock options and other equity-based compensation based on the fair value at the grant date and recognized over the requisite service periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model for service and performance based awards. We use the quoted market price for restricted stock grants. Significant judgment and the use of estimates to value the equity-based compensation, particularly surrounding Black-Scholes model assumptions such as stock price volatility and expected option lives are made.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Derma Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 28, 2012

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
Assets	2011	2010
Current Assets
Cash and cash equivalents	$17,110,350	$404,216
Short-term investments	5,225,000	–
Accounts receivable, net	6,267,839	5,441,511
Inventories	10,530,721	12,498,519
Prepaid expenses and other current assets	2,099,197	609,164
Total current assets	41,233,107	18,953,410
Long-term investments	249,000	–
Equipment and improvements, net	3,489,194	3,608,242
Identifiable intangible assets, net	6,403,044	6,971,626
Goodwill	7,119,726	7,119,726
Other assets	129,821	316,859
Total Assets	$58,623,892	$36,969,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	$-	$3,075,555
Current maturities of long-term debt	-	5,851
Accounts payable	3,999,993	3,777,454
Accrued expenses and other current liabilities	2,377,634	2,150,621
Total current liabilities	6,377,627	9,009,481
Other long-term liabilities	252,684	211,581
Deferred tax liability	1,146,047	1,068,088
Total Liabilities	7,776,358	10,289,150

Commitments (Note 15)

Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding 73,332 at December 31, 2011 and 284,844 at December 31, 2010 (liquidation preference of $3,222,368 at December 31, 2011)	733	2,848
Common stock, $.01 par value; 18,750,000 shares authorized; issued and outstanding 10,577,632 at December 31, 2011 and 6,563,076 at December 31, 2010	105,776	65,631
Additional paid-in capital	77,374,821	48,803,210
Accumulated other comprehensive income – cumulative translation adjustments	1,502,531	1,604,940
Accumulated deficit	(28,136,327)	(23,795,916)
Total Shareholders’ Equity	50,847,534	26,680,713
Total Liabilities and Shareholders’ Equity	$58,623,892	$36,969,863

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,
	2011	2010
Net Sales	$62,630,247	$56,474,056
Cost of sales	44,218,300	39,946,724
Gross Profit	18,411,947	16,527,332
Operating expenses
Selling, general and administrative	21,173,884	17,905,097
Research and development	1,057,094	292,660
Total operating expenses	22,230,978	18,197,757
Operating loss	(3,819,031)	(1,670,425)
Other expense, net:
Interest expense	263,059	580,622
Loss on debt extinguishment	176,101	114,072
Other expense (income), net	12,682	(340,216)
Total other expense, net	451,842	354,478
Loss before income taxes	(4,270,873)	(2,024,903)
Income taxes	69,538	423,961
Net Loss	$(4,340,411)	$(2,448,864)
Net loss per common share – basic and diluted	$(0.49)	$(0.39)
Shares used in computing loss per common share – basic and diluted	8,780,981	6,335,798

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Preferred Shares Issued	Convertible Preferred Stock	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2010	285,051	$2,851	5,039,468	$50,395	$41,221,613	$1,303,293	$(21,347,052)	$21,231,100

Net loss	-	-	-	-	-	-	(2,448,864)	(2,448,864)
Foreign currency translation adjustment	-	-	-	-	-	301,647	-	301,647
Comprehensive loss								(2,147,217)
Issuance of common stock in private placement, net of issuance costs of $1,114,548	-	-	1,117,800	11,178	4,463,274	-	-	4,474,452
Issuance of common stock and warrants for license rights	-	-	400,000	4,000	2,413,126	-	-	2,417,126
Exercise of common stock options	-	-	5,601	55	16,223	-	-	16,278
Preferred stock conversion	(207)	(3)	207	3	-	-	-	-
Stock-based compensation	-	-	-	-	688,974	-	-	688,974

Balance, December 31, 2010	284,844	2,848	6,563,076	65,631	48,803,210	1,604,940	(23,795,916)	26,680,713

Net loss	-	-	-	-	-	-	(4,340,411)	(4,340,411)
Foreign currency translation adjustment	-	-	-	-	-	(102,409)	-	(102,409)
Comprehensive loss								(4,442,820)
Issuance of common stock in private placement, net of issuance costs of $2,717,872	-	-	3,524,239	35,242	26,321,833	-	-	26,357,075
Exercise of warrants, net of costs of $68,204	-	-	179,304	1,793	364,672	-	-	366,465
Exercise of common stock options	-	-	78,501	785	250,869	-	-	251,654
Preferred stock conversion	(211,512)	(2,115)	211,512	2,115	-	-	-	-
Vesting of restricted stock	-	-	21,000	210	(210)	-	-	-
Stock-based compensation	-	-	-	-	1,634,447	-	-	1,634,447

Balance, December 31, 2011	73,332	$733	10,577,632	$105,776	$77,374,821	$1,502,531	$(28,136,327)	$50,847,534

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Operating Activities
Net loss	$(4,340,411)	$(2,448,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of equipment and improvements	991,045	895,264
Amortization of identifiable intangible assets	1,568,582	1,689,750
Amortization of deferred financing costs	77,781	110,458
Non-cash portion of loss on debt extinguishment	112,336	114,072
Provision for bad debts	20,774	1,941
Allowance for sales adjustments	(37,023)	41,503
Provision for inventory obsolescence	1,089,608	279,861
Loss on disposal of equipment	32,863	6,658
Deferred rent expense	44,608	108,752
Compensation charge for employee stock options	1,299,675	617,737
Compensation charge for restricted stock	334,772	68,267
Interest charge for stock warrants	-	2,970
Deferred income taxes	83,108	155,889
Changes in operating assets and liabilities:
Accounts receivable	(813,622)	(2,112,243)
Inventories	(292,004)	(1,122,105)
Prepaid expenses and other current assets	(402,077)	(144,937)
Other assets	(641)	310,945
Accounts payable	237,095	368,548
Accrued expenses and other current liabilities	243,073	764,327
Net cash provided by (used in) operating activities	249,542	(291,207)
Investing Activities
Purchase of equipment and improvements	(978,949)	(634,939)
Purchase of license rights	(1,000,000)	(2,250,000)
Purchase of investments	(5,474,000)	-
Net cash used in investing activities	(7,452,949)	(2,884,939)
Financing Activities
Change in restricted cash	-	2,032,164
Net change in borrowings under line of credit	(3,075,555)	769,249
Long-term debt repayments	(5,851)	(4,059,185)
Proceeds from issuance of common stock, net of costs	26,975,194	4,490,730
Net cash provided by financing activities	23,893,788	3,232,958
Effect of exchange rate changes on cash	15,754	103,880
Net increase in cash and cash equivalents	16,706,134	160,692
Cash and cash equivalents
Beginning of year	404,216	243,524
End of year	$17,110,350	$404,216
Supplemental disclosures of cash flow information:
Purchase of license rights	$-	$4,667,126
Issuance of common stock and warrants	-	(2,417,126)
Cash paid	$-	2,250,000

Issuance of warrants and stock options for payment of offering costs	$490,980	$121,634

Cash paid during the year for:
Interest	$244,682	$472,031
Taxes	319,278	77,712

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

1.	Description of Business

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a medical technology company focused on three segments of the wound care marketplace: pharmaceutical wound care, advanced wound care and traditional wound care products. The Company has one drug candidate that has completed a Phase 2 study and is working towards initiating a Phase 3 study. The Company markets its products principally through direct sales representatives in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), and through independent distributors within other select international markets. The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Houston, Texas. The Company utilizes third party distributors for distribution in Canada, Europe and the Far East. The Company also has manufacturing facilities in Toronto, Canada and Nantong, China.

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

Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates during the period. Translation adjustments are reported as a component of shareholders’ equity in accumulated other comprehensive income. For the Company’s foreign subsidiaries, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in income of $133,681 and $159,949 for the years ended December 31, 2011 and 2010, respectively, which is included in the consolidated statement of operations as follows:

	2011	2010
Cost of sales	$(66,379)	$181,302
Other expense (income), net	(67,302)	(341,251)

	$(133,681)	$(159,949)

Exchange rate fluctuations of foreign currency denominated assets and liabilities associated with inventory are included in cost of sales, while all other such fluctuations are included in other expense (income), net.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments – The carrying value of cash equivalents, accounts receivable, prepaid expenses and other current assets and accounts payable reported in the consolidated balance sheets equal or approximate fair value due to their short term nature. Based on the terms of the Company’s credit facility with its lender, the carrying value of the borrowings that were outstanding at December 31, 2010 are considered to approximate the respective fair value.

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

Stock-Based Compensation – Stock-based compensation for new, modified and unvested share-based awards with employees and non-employee directors, such as grants of stock options and restricted stock, is recognized in the consolidated financial statements based on the fair value of the award at the grant date and is recognized on a straight-line basis over the requisite service periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option-pricing model for service and performance based awards. The fair value of restricted stock is based on the quoted market price. The Company issues new shares upon exercise of share-based awards.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. In 2011 and 2010, the Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows were required. The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s United States tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2008 are no longer subject to federal or state examination. Tax years prior to 2003 are no longer subject to examination in Canada. The United Kingdom tax returns since the inception in 2010 of the subsidiary in this country are subject to examination.

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

Advertising and Promotion Costs – Advertising and promotion costs are expensed as incurred and were $1,560,903 and $1,197,309 in 2011 and 2010, respectively.

Royalties – The Company recognizes royalty expenses associated with the products sold at the time the related sale occurs and records them as a component of cost of sales. Royalty expense for the years ended December 31, 2011 and 2010 was $1,159,908 and $911,893, respectively.

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the years ended December 31, 2011 and 2010 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2011	2010
Excluded dilutive shares:
Preferred stock	73,332	284,844
Restricted common stock	51,500	20,000
Stock options	1,582,683	1,203,600
Warrants	3,065,702	1,734,531

Total dilutive shares	4,773,217	3,242,975

3.	Cash and Cash Equivalents and Investments

The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less. The Company considers highly liquid investments purchased with an original maturity greater than three months as investments.

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Cash and cash equivalents and investments at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Cash	$4,986,234	$404,216
Money market accounts	2,706,863	-
Money market mutual funds	9,417,253	-

Cash and cash equivalents	17,110,350	404,216

Investments	5,474,000	-

Total cash and cash equivalents and investments	$22,584,350	$404,216

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

The following table provides fair value information as of December 31, 2011:

	Fair Value Measurements, Using
	Total carrying value as of December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$17,110,350	$17,110,350	$-	$-
Investments	5,474,000	5,453,429	-	-

Total	$22,584,350	$22,563,779	$-	$-

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

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

4.	Accounts Receivable, net

Accounts receivable, net include the following:

	December 31,
	2011	2010
Accounts receivable	$6,606,896	$5,809,056
Less: Allowance for doubtful accounts	(79,216)	(89,736)
Allowance for trade rebates	(128,875)	(163,789)
Allowance for cash discounts and returns	(130,966)	(114,020)

Accounts receivable, net	$6,267,839	$5,441,511

5.	Inventories

Inventories include the following:

	December 31,
	2011	2010
Finished goods	$7,625,009	$8,727,822
Work in process	664,272	598,486
Packaging materials	985,600	778,900
Raw materials	1,255,840	2,393,311

Total inventory	$10,530,721	$12,498,519

6.	Equipment and Improvements, net

Equipment and improvements, net include the following:

	December 31,
	2011	2010
Machinery and equipment	$6,522,941	$5,981,946
Furniture and fixtures	682,545	648,460
Leasehold improvements	2,174,121	2,086,956

	9,379,607	8,717,362
Less: accumulated depreciation	(5,890,413)	(5,109,120)

Total equipment and improvements, net	$3,489,194	$3,608,242

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

7.	Identifiable Intangible Assets, net

Identifiable intangible assets, net include the following:

	December 31,
	2011	2010
Medihoney license rights	$5,667,126	$4,667,126
Other identifiable intangible assets	3,300,000	7,500,000

	8,967,126	12,167,126
Less accumulated amortization	(2,564,082)	(5,195,500)

Total identifiable intangible assets, net	$6,403,044	$6,971,626

In connection with the acquisition of the Medihoney worldwide license rights (note 15) the Company capitalized the consideration paid as an identifiable intangible asset. The cost will be amortized over 10 years, and the expense is included as a component of cost of sales in the Consolidated Statement of Operations.

Other identifiable intangible assets result from acquisitions completed in 2006 and 2007 and consist of the following:

	December 31, 2011	Amortization Period
Customer list	$1,500,000	10 years
Trademarks and trade names	1,600,000	10-13 years
Certification and product designs	200,000	5 years
	$3,300,000

In 2011, $4,200,000 of fully amortized identifiable intangible assets were written-off.

Amortization expense of the other identifiable intangible assets is included in selling, general and administrative expenses in the Consolidated Statement of Operations. The weighted average useful life of identifiable intangible assets as of December 31, 2011 and 2010 is 7.0 and 3.9 years, respectively. Amortization expense for 2011 and 2010 and estimated amounts thereafter by year is as follows:

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	Medihoney License Rights	Other Identifiable Intangible Assets	Total

Amortization expense for year ended December 31, 2011	$519,200	$1,049,382	$1,568,582

Amortization expense for year ended December 31, 2010	$375,750	$1,314,000	$1,689,750

Estimated amortization expense for years ending December 31,

2012	$584,300	$323,993	$908,293
2013	584,300	285,000	869,300
2014	584,300	285,000	869,300
2015	584,300	285,000	869,300
2016	584,300	136,250	720,550
Thereafter	1,850,676	315,625	2,166,301
	$4,772,176	$1,630,868	$6,403,044

8.	Line of Credit Borrowings

On September 30, 2011, the Company terminated its five-year revolving credit agreement with its lender. In connection with the termination the Company recorded a loss on debt extinguishment of $176,101, representing the then unamortized portion of deferred financing costs of $112,336 and related fees of $63,765.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2011	2010
Accrued Canadian sales rebate, net (see note 15)	$316,280	$409,842
Accrued compensation and related taxes	575,710	265,334
Accrued sales incentives and other fees	416,215	461,944
Accrued royalties	425,796	220,232
Other	643,633	793,269

Total accrued expenses and other current liabilities	$2,377,634	$2,150,621

At December 31, 2011 and 2010, the amount of the Canadian accrued sales rebate and other reserves exceeded the amount of the underlying trade receivables outstanding. The net credit balance in trade receivables was reclassified for financial reporting purposes to accrued expense to recognize it as a net liability.

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

10.	Long-term Debt

All borrowings under the term debt agreements were fully repaid in 2011. During 2011 payments of $5,851 were made under capital lease obligations. In 2010 payments of $3,500,000 were made under a term note (fully repaid in February 2010 resulting in a $114, 072 loss on debt extinguishment), $500,000 were made on a promissory note and $59,185 were made on capital lease obligations.

11.	Shareholders’ Equity

Preferred Stock

There are 18,598 shares of series A convertible preferred stock outstanding at December 31, 2011. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and has voting rights identical to the common stock on all other matters.

There are 54,734 shares of series B convertible preferred stock outstanding at December 31, 2011. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and has voting rights identical to the common stock on all other matters.

Common Stock

In June 2011, the Company received net cash proceeds of $26,357,075 (after $2,717,872 in commission and other cash basis offering expenses) from the sale of 3,524,239 shares of common stock at $8.25 per share, together with 1,762,118 five-year series R warrants to purchase common stock at $9.90 per share. Additionally, the placement agents received 70,484 five-year Series R warrants to purchase common stock at $9.90 per share.

During 2011, the Company received $618,119 (net of $68,204 in expenses) and issued 257,805 shares of common stock upon the exercise of stock purchase warrants and options. In addition, during 2011 the Company issued 211,512 shares of common stock upon the conversion of series B, C and D preferred stock.

In February 2010, the Company received net proceeds of $4,474,452 (after $1,114,548 in commission and other cash basis offering expenses) from the sale of 1,117,800 shares of common stock at $5.00 per share, together with 372,600 five-year Series D warrants to purchase common stock at $5.50 per share. In addition, the placement agent received 29,160 five-year Series P warrants to purchase common stock at $6.25 per share.

In February 2010, the Company issued 400,000 shares of its common stock together with 133,333 Series Q warrants to purchase its common stock at an exercise price of $5.50 per share and 100,000 Series N warrants to purchase its common stock at an exercise price of $6.25 per share in connection with the purchase of the world-wide Medihoney license rights. See Note 15 for further discussion of license rights.

During 2010, the Company received $16,278 and issued 5,601 common stock shares upon the exercise of stock options. In addition, during 2010 the Company issued 207 shares of common stock upon the conversion of series A and B preferred stock.

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Stock Purchase Warrants

At December 31, 2011, the Company had warrants outstanding to purchase 3,065,702 shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date
J	267,858	$6.16	May 31, 2013
K	389,064	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	331,900	$5.50	February 22, 2015
P	4,695	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016
Total	3,065,702

In 2011, 224,063 series H, 94,351 series I, 10,000 series K, 40,700 series O and 24,465 series P warrants were exercised either on a for cash or cashless basis. A total of 179,304 shares of common stock were issued upon exercise of those warrants. Also in 2011, 107,852 series H warrants expired and 1,832,602 series R warrants were issued in connection with the June 2011 stock sale.

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 2,500,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. As of December 31, 2011, options to purchase 1,477,308 shares of the Company’s common stock were issued and outstanding under the plan and 991,691 shares were available for grant.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of December 31, 2011, non-plan options to purchase 105,375 shares of the Company’s common stock were issued and outstanding.

For the years ended December 31, 2011 and 2010, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010

Risk-free interest rate	1.72%	2.53%
Volatility factor	76%	80%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25

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

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity and related information for the years ended December 31, 2011 and 2010 follows:

	2011		2010

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	1,203,600	$5.07	1,066,328	$5.08
Granted	463,085	$7.30	246,625	$5.09
Forfeited	(5,501)	$4.41	(79,999)	$4.99
Expired	-	-	(23,753)	$6.00
Exercised	(78,501)	$3.21	(5,601)	$2.91

Outstanding – end of year	1,582,683	$5.82	1,203,600	$5.07

Expected to vest – end of year	1,566,856	$5.82	1,191,564	$5.07

Exercisable at end of year	1,118,152	$5.43	990,374	$5.17

During 2011, service based options of 320,585 and performance based options of 142,500 were granted to Company officers, directors, employees, and consultants. The weighted average fair value per share of options granted during the year ended December 31, 2011 was $5.31. The intrinsic value of options exercised in 2011 was $408,195.

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$2.88 - $4.00	363,842	4.90	$3.41	332,534	$3.45
$4.01 - $6.00	630,438	6.08	$5.03	460,284	$5.04
$6.01 - $10.00	498,210	7.36	$7.53	277,641	$7.18
$10.01 - $13.60	90,193	5.80	$11.59	47,693	$12.78

	1,582,683	6.20	$5.82	1,118,152	$5.43

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

During the year ended December 31, 2011 and 2010, stock option compensation expense was recorded as follows:

	2011	2010

Cost of sales	$81,725	$40,985
Selling, general and administrative expenses	1,217,950	576,752

Total stock option compensation expense	$1,299,675	$617,737

As of December 31, 2011, there was $968,699 of unrecognized compensation cost related to non-vested service based awards and $154,955 nonvested performance based awards granted under the plan. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.68 years for service based awards and 0.67 years for the performance based awards.

Restricted Common Stock

The Company has a restricted common stock plan under which 312,500 shares of common stock are reserved for issuance. There are 218,125 shares available for issuance under the plan at December 31, 2011.

In September 2011, 1,000 shares of restricted common stock were granted under the plan to a Company employee which vest one year from date of grant. The fair market value at the date of grant determined by the quoted market price was $7,810, or $7.81 per share. For the year ended December 31, 2011, $2,604 of compensation expense was recorded for these grants.

In May 2011, 21,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors; 20,000 shares will vest one year from date of grant, and 1,000 shares vested immediately. The fair market value at the date of grant determined by the quoted market price was $215,460, or $10.26 per share. For the year ended December 31, 2011, $147,060 of compensation expense was recorded for these grants.

In January 2011, 30,500 shares of restricted common stock were granted under the plan to Company employees on a performance basis which vest one year from date of grant if the performance conditions are met. The fair market value at the date of grant determined by the quoted market price was $150,975, or $4.95 per share. For the year ended December 31, 2011, $150,975 was recorded for these grants.

In May 2010, 20,000 shares of restricted common stock were granted under the plan to non-employee members of the Company’s board of directors that will vest one year from date of grant. The fair market value at the date of grant determined by the quoted market price was $102,400, or $5.12 per share. For the year ended December 31, 2011 and 2010, $34,133 and $68,267, respectively, was recorded for these grants.

During the year ended December 31, 2011 and 2010, restricted stock compensation expense was recorded as follows:

	2011	2010

Cost of sales	$22,275	$-
Selling, general and administrative expenses	312,497	68,267

Total restricted stock compensation expense	$334,772	$68,267

As of December 31, 2011, the intrinsic value of the non-vested awards was $80,215 and there was $73,606 of unrecognized costs related to the restricted common stock awards.

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Shares Reserved for Future Issuance

At December 31, 2011, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – B)	73,332
Common stock options outstanding	1,582,683
Common stock options available for grant	991,691
Common stock warrants outstanding	3,065,702
Restricted common stock grants	51,500
Restricted common stock available for grant	218,125
Total common stock shares reserved	5,983,033

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

On June 23, 2011, the Company completed a private placement of its common stock and warrants to purchase the Company’s common stock. In connection with such private placement, the Company agreed with the purchasers to register the common stock and the common stock underlying the warrants for public sale and to use its best efforts to maintain the effectiveness of such registration statement until such securities are sold or may be sold without registration. The Company has filed a registration statement with respect to the common stock and the common stock underlying the warrants, which was declared effective on July 21, 2011.

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

12.	Operating Segments

In 2011, the Company changed its segment reporting to reflect the current and foreseeable nature of its business operations. The former wound care, wound closure and specialty securement devices and skin care segments no longer reflect how the Company operates its business. The previously reported wound care segment reflected the combined operating activities of the advanced and traditional wound care products. Under the new reporting format they are separately identified and form the basis for two new reporting segments. The previously reported wound closure and specialty securement devices and skin care operating segments are now combined into the traditional wound care segment. A new segment was created to reflect the Company’s significant investment in pharmaceutical products. Operating results for 2010 have been restated to conform to the new segment reporting.

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

Advanced and traditional wound care products are marketed globally to acute care, extended care, home health care, wound and burn care clinics and physician offices. The Company utilizes a broad network of well-established distributors to deploy its products to end users. Only a small portion of the Company’s sales are sold directly to end users. The advanced and traditional wound care products are both manufactured internally and sourced from third party suppliers. The majority of marketing expenses are deployed in support of advanced wound care products with traditional wound care products requiring limited support. The Company utilizes direct sales representatives, distributor relationships and contractual relationships with buying groups and wound care service providers to sell its products. Direct sales representatives are used solely in support of advanced wound care sales in the U.S. and U.K. for both advanced and traditional wound care products in Canada.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Operating segment sales, gross profit, segment contribution and other related information for 2011 and 2010 are as follows:

Year ended December 31, 2011

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$15,927,920	$46,702,327	$-	$-	$62,630,247
Gross profit	7,312,953	11,098,994	-	-	18,411,947
Direct expense	(8,778,797)	(3,611,558)	(1,057,094)	-	(13,447,449)
Segment contribution	$(1,465,844)	$7,487,436	$(1,057,094)	-	4,964,498
Indirect expenses				$(9,304,909)	(9,304,909)

Net loss					$(4,340,411)

Year ended December 31, 2010

Net sales	$11,597,373	$44,876,683	$-	$-	$56,474,056
Gross profit	4,689,410	11,837,922	-	-	16,527,332
Direct expense	(6,649,457)	(3,651,508)	(292,660)	-	(10,593,625)
Segment contribution	$(1,960,047)	$8,186,414	($(292,660)	-	5,933,707
Indirect expenses				$(8,382,571)	(8,382,571)

Net loss					$(2,448,864)

A geographical breakdown of the Company’s sales, gross profit and equipment and improvements, net is as follows:

	United States	Canada	Other	Total
2011

Net sales	$41,502,059	$15,387,066	$5,741,122	$62,630,247
Gross profit	$13,216,794	$2,772,647	$2,422,506	$18,411,947
Equipment and improvements, net	$292,914	$2,745,779	$450,501	$3,489,194

2010

Net sales	$38,338,581	$14,443,742	$3,691,733	$56,474,056
Gross profit	$11,765,478	$3,393,376	$1,368,478	$16,527,332
Equipment and improvements, net	$415,116	$2,642,165	$550,961	$3,608,242

For the years ended December 31, 2011 and 2010, the Company had a major Canadian customer comprising 24% and 25% of consolidated net sales, respectively. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at December 31, 2011 (see Note 9 and 15).

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

13.	Income Taxes

Loss before income taxes for the year ended December 31 consists of the following components:

	2011	2010

Domestic	$(3,483,103)	$(2,329,148)
Foreign	(787,770)	304,245

Loss before income taxes	$(4,270,873)	$(2,024,903)

The components of income taxes (benefit) for the year ended December 31 are as follows:

	2011	2010
Current:
Federal	$-	$-
State	-		_
Foreign	(13,570)	268,072

Total current	(13,570)	268,072

Deferred:
Federal	144,399	144,399
State	30,742	30,742
Foreign	(92,033)	(19,252)

Total deferred	83,108	155,889

Total income taxes	$69,538	$423,961

The reconciliation of income tax computed at the United States federal statutory tax rates to income tax expense along with percentage of loss before income taxes for the year ended December 31, 2011 and 2010 is as follows:

	2011		2010

Tax benefit at federal statutory rate	$(1,452,097)	34.0%	$(688,467)	34.0%
State tax, net of federal benefit	(113,482)	2.7	(84,530)	4.2
Nondeductible expenses	370,516	(8.7)	168,389	(8.3)
Other	68,865	(1.6)	(1,383)	-
Change in valuation allowance	1,195,736	(28.0)	1,029,952	(50.8)

Income taxes	$69,538	(1.6)%	$423,961	(20.9)%

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$4,812,975	$4,207,947
Equity based compensation	312,675	236,232
Allowance for sales deductions	134,826	144,931
Amortization of identified intangibles	1,753,702	1,519,140
Inventory adjustments	992,113	656,338
Other	169,198	178,599

Deferred tax assets	8,175,489	6,943,187

Deferred tax liabilities:
Prepaid expenses	(81,800)	(22,226)
Goodwill	(890,238)	(715,098)
Depreciation	(123,625)	(244,856)
Other	(576)	(626)

Deferred tax liabilities	(1,096,239)	(982,806)

Valuation allowance	(8,220,710)	(7,024,974)

Net deferred tax liabilities	$(1,141,460)	$(1,064,593)

The net deferred tax liability of $1,141,460 consists of a deferred tax asset of $4,587 and a net deferred tax liability of $1,146,047 as of December 31, 2011. The net deferred tax liability consists of a deferred tax liability of $890,238 related to the differences in the basis of goodwill for financial reporting and tax purposes coupled with a $251,222 net deferred tax liability ($255,809 deferred tax liability and a deferred tax asset of $4,587) related to the Company’s Canadian operations. The deferred tax asset is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount by which the Company can utilize its United States federal net operating loss carryforwards in any year or in total may be limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards and to realize the other net deferred tax assets, a full valuation allowance has been provided as of December 31, 2011 and 2010 for the deferred tax assets for the United States and United Kingdom.

At December 31, 2011, the Company has net operating loss carryforwards of approximately $12,603,000 for United States federal income tax purposes that begin to expire in 2012. For state income tax purposes, the Company has net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates.

14.	Retirement Benefits

The Company maintains a profit sharing/401(k) plan for eligible full-time United States employees. Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution of 50% on the first 6% of each participant’s annual earnings contributed to the plan. Company contributions to the plan for the years ended December 31, 2011 and 2010 were $75,324 and $66,442, respectively.

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The Company’s Canadian subsidiary maintains a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees. The Canadian subsidiary makes a matching contribution of 50% of an employee’s contribution to a maximum of 3% of annual gross earnings. Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency. The Company’s Canadian subsidiary’s contributions to the plan for the year ended December 31, 2011 and 2010 were $75,186 and $64,855, respectively.

15.	Commitments

Operating Leases

The Company has non-cancelable operating lease agreements for its facilities and equipment expiring in various years through 2018. Total lease expense under these lease agreements was $1,561,174 and $1,541,356 in 2011 and 2010, respectively. Total minimum lease payments under each lease are recorded on a straight-line basis to lease expense over the lease term. Differences between the recognition of lease expense on a straight-line basis and payments owed and/or free rent are recorded as deferred rent. Tenant improvement allowances are recorded as deferred lease expense as received, and amortized to lease expense over the lesser of the corresponding asset life or the lease term. At December 31, 2011, the Company had deferred rent of $252,684 recorded on the Consolidated Balance Sheet.

The leases generally provide for scheduled increases in future minimum annual lease payments over the life of the lease. The leases provide for renewal options consistent with the terms of the existing lease. It is expected that these leases will be renewed or replaced by leases on other property and equipment, as needed.

Minimum future lease payments under existing operating leases as of December 31, 2011 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2012	$1,510,131
2013	1,585,962
2014	1,577,188
2015	1,240,428
2016	1,135,797
Thereafter	1,247,218

Net minimum future rental payments	$8,296,725

During 2011, the Company extended its lease on the distribution center in Houston for three years through 2015, and also extended the lease on its Princeton headquarters six years through 2018. During 2010, the Company extended the lease on the distribution center in St. Louis for four years through 2015, and also extended the lease on the Toronto facility for five years through 2017.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

In consideration for the 2010 Agreement, the Company paid Comvita $2,250,000 and issued Comvita 400,000 shares of its common stock and warrants to purchase 133,333 shares of its common stock at $5.50 per share, the stock and warrants together valued at $2,000,000, and warrants to purchase 100,000 shares of common stock at $6.25 per share, which was valued at $417,126 using the Black–Scholes option pricing model. Total consideration paid to Comvita was $4,667,126. During 2011, the Company made a milestone payment of $1,000,000 in accordance with the agreement. The cost of the foregoing licensing rights and milestone payment has been recorded as an intangible asset and is being amortized to cost of sales over an estimated useful life of 10 years (See Note 7).

Comvita is a major shareholder of the Company and its Chief Executive Officer serves on the Company’s Board of Directors. In 2011 and 2010, the Company purchased $1,018,410 and $694,877 of medical grade honey from Comvita, respectively. In addition, in 2011 and 2010 the Company paid Comvita royalties of $612,804 and $410,961, respectively.

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

Due to delays on the part of the Company in implementing plans for sale of these products, it has not met its minimum royalty commitment. Management continues to work closely with QMT on this issue. The Company has been advised by QMT that it is not their intention to invoke either of their exclusive remedies for failure to meet its minimum royalty commitments. Sales of products utilizing the technology were $1,842,540 and $1,315,867, for 2011 and 2010, respectively.

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

USC License Agreement

On November 2, 2007, the Company entered into a license agreement (the “License Agreement”) with the University of Southern California (“USC”) pursuant to which the Company acquired exclusive rights to a number of United States and foreign patents and non-exclusive rights to one patent, together with trade secrets and know-how, related to an angiotensin analog (the patents, trade secrets and know-how, collectively, the “Angiotensin Analog Technology” or “Technology”). The Angiotensin Analog Technology relates to a topical application for the treatment of chronic wounds such as diabetic ulcers, leg ulcers associated with venous insufficiency, pressure ulcers (bed sores), burns and surgical scars.

The Company paid to or on behalf of USC an initial license fee of $839,348 which was charged to expense when incurred. Additionally, the Company will pay USC royalties relative to sales of products employing the Technology (the “Angiotensin Products”) at specified rates in respect of revenues less than $100 million and revenues equal to or greater than $100 million, respectively. In addition, the Company is required to make milestone payments to USC of up to $9,625,000 predicated upon obtaining approval of the FDA of various indications for the Angiotensin Products, as well as the attainment of various sales objectives. Further, the Company is obligated to spend at least $1,250,000 on direct marketing of the initial Angiotensin Product within twelve months of the FDA’s approval thereof.

The compound employing the Technology is classified as a “drug,” the sale of which is conditioned upon FDA approval. The process of obtaining FDA approval for the compound consists of subjecting the compound to a series of pre-clinical and clinical studies, these latter known as Phase 1, Phase 2 and Phase 3 studies.

The compound has successfully undergone pre-clinical, Phase 1 and Phase 2 clinical studies. The Company is working on a number of initiatives internally and with the FDA to prepare for its Phase 3 clinical trial in the second half of 2012.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

Executive Employment Agreements

The five executive officers of the Company are appointed by and serve at the discretion of the Board of Directors pursuant to one year employment agreements that are renewed annually as of April 1st. The agreements were renewed in March 2012. The agreements provide for annual salary and provision for bonus and equity based compensation assuming financial and personal objectives are met. The agreements also outline certain obligations that may be triggered by a change in control and severance for failure to renew an agreement other than for cause.

16.	Subsequent Event

On March 27, 2012, the Company entered into a definitive agreement to acquire the stock of Medefficiency, Inc. (“Medefficiency”) for $14,500,000 in cash. Medefficiency is a privately held company that sells a proprietary line of total contact cast products for the treatment of diabetic foot ulcers. Since 2008, the Company has been a distributor of Medefficiency’s products. In 2011, the Company represented approximately 25% of Medefficiency’s annual revenues of $5,300,000. The acquisition is subject to customary closing conditions and is anticipated to be completed by April 30, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, our president and chief executive officer (our principal executive officer) and our vice president and chief financial officer (our principal financial officer) performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Based on this evaluation, our president and chief executive officer and our vice president and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission based on the market capitalization of the Company as measured as of June 30, 2011 (end of the second quarter).

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements and related documents are listed in the Index under Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit

Number	Description

3.01	Articles of Incorporation effective June 3, 1996 (previously filed as Exhibit B to the Company’s Proxy Statement filed on April 23, 1996 and incorporated herein by reference).
3.02	Amendment to the Articles of Incorporation effective February 10, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on December 22, 1997 and incorporated herein by reference).
3.03	Amendment to the Articles of Incorporation effective October 20, 1998 (previously filed as Exhibit A to the Company’s Proxy Statement filed on August 14, 1998 and incorporated herein by reference).
3.04	Amendment to the Articles of Incorporation effective May 26, 1999 (previously filed as Exhibit A to the Company’s Proxy Statement filed on April 13, 1999 and incorporated herein by reference).
3.05	Amendment to the Articles of Incorporation effective August 2, 1999 (previously filed as Exhibit 3 to the Company’s Form 8-K filed on August 6, 1999 and incorporated herein by reference).
3.06	Amendment to the Articles of Incorporation effective December 28, 2007 (previously filed as Appendix A to the Company’s Proxy Statement filed November 21, 2007 and incorporated herein by reference).
3.07	Amendment to the Articles of Incorporation effective February 1, 2010 (previously filed as Exhibit 3.07 to the Company’s Form 10-K filed on March 31, 2010 and incorporated herein by reference).
3.08	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series A Convertible Preferred Stock (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on November 24, 1997 and incorporated herein by reference).
3.09	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series B Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on July 9, 1998 and incorporated herein by reference).
3.10	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series C Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on August 20, 1999 and incorporated herein by reference).
3.11	Certificate of Designations, Voting Powers, Preferences and Rights of the Series of Preferred Stock of Derma Sciences, Inc. Designated Series D Convertible Preferred Stock (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on January 10, 2000 and incorporated herein by reference).

3.12	Bylaws effective May 14, 1997 (previously filed as Exhibit 3.1 to the Company’s Form 10-QSB filed on August 15, 1997 and incorporated herein by reference).

4.01	Form of Warrant to Purchase Common Stock relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 4.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.01*	Employment Agreement, dated March 7, 2012, between the Company and Edward J. Quilty (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.02*	Employment Agreement, dated March 7, 2012, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.03*	Employment Agreement, dated March 7, 2012, between the Company and Robert C. Cole (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).

10.04*	Employment Agreement, dated March 12, 2012, between the Company and Frederic Eigner (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.05*	Employment Agreement, dated March 8, 2012, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.06*	The Derma Sciences, Inc. Amended and Restated Stock Option Plan,dated February 9, 2011 (previously filed as Exhibit 10.06 to the Company’s Form 10-K filed on March 29, 2011 and incorporated herein by reference).
10.07*	The Derma Sciences, Inc. Restricted Stock Plan, dated March 31, 2006 (previously filed as Appendix D to the Company’s Proxy Statement filed on April 5, 2006 and incorporated herein by reference).
10.08	Form of Purchase Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.09	Form of Registration Rights Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).
10.10	Warrant Agreement between the Company and StockTrans, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).
10.11	Placement Agreement between the Company and Taglich Brothers, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).
10.12	Asset Purchase Agreement, dated January 26, 2006, relative to the Company’s purchase on April 18, 2006 of the assets of Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).
10.13	Purchase Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).
10.14	Registration Rights Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).
10.15	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).
10.16	Asset Purchase Agreement, dated November 8, 2007, between the Company and NutraMax Products, Inc. relative to the purchase by the Company’s subsidiary, Derma First Aid Products, Inc, of substantially all of the assets of the First Aid division of NutraMax (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on November 15, 2007 and amended on January 15, 2008 and January 24, 2008 and incorporated herein by reference).
10.17	Form of Purchase Agreement relative to the private placement of common stock and series H and I warrants effected on November 8, 2007 (previously filed as Exhibit 10.01 and 10.02 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).
10.18	License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).
10.19	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).
10.20	Credit and Security Agreement, dated November 8, 2007, between the Company and Merrill Lynch Capital (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).

10.21	First Amendment to Credit and Security Agreement, dated March 28, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 2, 2008 and incorporated herein by reference).

10.22	Second Amendment to Credit and Security Agreement, dated August 13, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 19, 2008 and incorporated herein by reference).
10.23	Third Amendment to Credit and Security Agreement, dated March 31, 2009, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 6, 2009 and incorporated herein by reference).
10.24	Fourth Amendment to Credit and Security Agreement, dated February 26, 2010, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.25	Fifth Amendment to Credit and Security Agreement, dated March 26, 2010, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 1, 2010 and incorporated herein by reference).
10.26	Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).
10.27	Form of Purchase Agreement relative to the private placement of common stock and series K warrants effected on April 2, 2008 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 7, 2008 and incorporated herein by reference).
10.28	License Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.29	Restraint Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.30	Collaborative Research and Development Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.31	Medical Honey Supply Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.32	Manufacturing Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.33	Nominating Agreement, dated February 18, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on February 24, 2010 and incorporated herein by reference).
10.34	Forbearance Agreement, dated March 31, 2009, between the Company and Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 6, 2009 and incorporated herein by reference).
10.35	Separation and Release Agreement by and between Derma Sciences, Inc. and Derma First Aid Products, Inc., and Daniel Rivest, effective as of March 31, 2010 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 1, 2010 and incorporated herein by reference).
10.36	Form of Securities Purchase Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.37	Form of Registration Rights Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).

21.1±	Information relative to subsidiaries.
23.1±	Consent of KPMG LLP.
31.1±	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2±	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1±	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan.

 ± Filed herewith.

 # In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

March 28, 2012	By:	/s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2012.

Signatures:	Title:

/s/ Edward J. Quilty	President, Chief Executive Officer and Chairman of
Edward J. Quilty	the Board of Directors (Principal Executive Officer)

/s/ John E. Yetter	Vice President and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ James T. O’Brien	Director
James T. O’Brien

/s/ C. Richard Stafford, Esq.	Director
C. Richard Stafford, Esq.

/s/ Richard J. Keim	Director
Richard J. Keim

/s/ Robert G. Moussa	Director
Robert G. Moussa

/s/ Bruce F. Wesson	Director
Bruce F. Wesson

/s/ Brett Hewlett	Director
Brett Hewlett

