Form 10-K/A
period 2011-12-31
DERMA SCIENCES, INC.
filed 2012-04-02
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

1

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
	PART IV
Item 15.	Exhibits, Financial Statement Schedules	15

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2011 (the “Form 10-K”). The purpose of this Amendment is to include certain regulatory disclosures that were inadvertently excluded from the Form 10-K.

This Amendment makes no other changes to the Form 10-K as filed with the SEC. This Amendment does not reflect events occurring after the original filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

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

DSC127 is a patented, topically applied novel angiotensin analog that targets receptors that are up-regulated upon injury to tissue. The drug candidate has been shown to improve epithelialization, granulation and vascularization, accelerating wound healing in a variety of normal and diabetic animal models. These findings suggest that DSC127 produces different actions at the wound site during various stages of healing. There were no safety concerns observed in the preclinical and Phase 1 and Phase 2 trials of DSC127.

When a New Drug Application (“NDA”) has been approved by FDA for commercial distribution of DSC127, the potential markets for DSC127 include: (1) the $10 billion chronic wound market; (2) the $8 billion scar prevention/reduction market; (3) the $6 billion burn market; and (4) the $6 billion radiation and other wound markets.

In June of 2011, we raised approximately $26.3 million in order to fund the Phase 3 pivotal studies and associated activities. Since that time, we have put together a consulting team comprised of senior regulatory, medical, clinical, chemistry, manufacturing and controls, bioanalytical and non-clinical executives. We have had one meeting with the FDA to discuss the results of our Phase 2 study and the design of our Phase 3 studies. The Company intends to hold another meeting with the FDA to discuss the Phase 3 protocols for the pivotal studies, and a separate meeting to discuss the Chemistry, Manufacturing and Controls (“CMC”) portion of the program. The Company is intending to initiate the Phase 3 pivotal studies in the second half of 2012.

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

The FDA regulates and imposes substantial requirements upon the research, development, pre-clinical and clinical testing, labeling, manufacture, quality control, storage, approval, advertising, promotion, marketing, distribution and export of pharmaceutical products, as well as significant reporting and record-keeping obligations. State governments may also impose obligations in these areas. The process required by the FDA before prescription drugs may be marketed in the U.S. generally involves the following:

•	pre-clinical laboratory evaluations, including formulation and stability testing, and animal tests performed under the FDA’s Good Laboratory Practices regulations to assess pharmacological activity and toxicity potential;
•	submission and approval of an Investigational New Drug Application, (“IND”), including results of pre-clinical tests, manufacturing information, and protocols for clinical tests, which must become effective before clinical trials may begin in the U.S.;
•	obtaining approval of Institutional Review Boards (“IRBs”) to administer the products to human subjects in clinical trials;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for the product’s intended use;
•	development of manufacturing processes which conform to FDA current Good Manufacturing Practices (“cGMPs”), as confirmed by FDA inspection;
•	submission of results for pre-clinical and clinical studies, and chemistry, manufacture and controls information on the product to the FDA in an NDA; and
•	FDA review and approval of an NDA, prior to any commercial sale or shipment of a product.

The testing and approval process requires substantial time, effort, and financial resources, and it is not certain that any approval will be granted on a timely basis, if at all.

The results of the pre-clinical studies, together with initial specified manufacturing information, the proposed clinical trial protocol, and information about the participating investigators are submitted to the FDA as part of an IND, which must become effective before human clinical trials are initiated in the U.S. Additionally, an independent IRB must review and approve each study protocol and oversee conduct of the trial. An IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. If the FDA imposes a clinical hold, the IND sponsor must resolve the FDA’s concerns before clinical trials can begin. Pre-clinical tests and studies can take several years to complete, and there is no guarantee that an IND submitted based on such tests and studies will become effective within any specific time period, if at all.

Human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety and dosage tolerance. Absorption, metabolism, distribution, and excretion testing is generally performed at this stage.

•	Phase II: The drug is studied in controlled, exploratory therapeutic trials in a limited number of subjects with the disease or medical condition for which the new drug is intended to be used in order to identify possible adverse effects and safety risks, to determine the preliminary or potential efficacy of the product for specific targeted diseases or medical conditions, and to determine dosage tolerance and the optimal effective dose.

•	Phase III: When Phase II studies demonstrate that a specific dosage range of the drug is likely to be effective and the drug has an acceptable safety profile, controlled, large-scale therapeutic Phase III trials are undertaken at multiple study sites to demonstrate clinical efficacy and to further test for safety in an expanded patient population.

The FDA, the IRB or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Results of pre-clinical studies and clinical trials, as well as detailed information about the manufacturing process, quality control methods, and product composition, among other things, are submitted to the FDA as part of an NDA seeking approval to market and commercially distribute the product on the basis of a determination that the product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless cGMP compliance is satisfactory. If applicable regulatory criteria are not satisfied, the FDA may deny the NDA or require additional testing or information. As a condition of approval, the FDA also may require post-marketing testing or surveillance to monitor the product’s safety or efficacy. Even after an NDA is approved, the FDA may impose additional obligations or restrictions (such as labeling changes), or even suspend or withdraw a product approval on the basis of data that arise after the product reaches the market, or if compliance with regulatory standards is not maintained. We cannot be certain that any NDA we submit will be approved by the FDA on a timely basis, if at all. Also, any such approval may limit the indicated uses for which the product may be marketed. Any refusal to approve, delay in approval, suspension or withdrawal of approval, or restrictions on indicated uses could have a material adverse impact on our business prospects.

Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act (“PDUFA”), and its amendments. According to the FDA’s fee schedule, effective on October 1, 2010 for the fiscal year 2011, the user fee for an application requiring clinical data, such as an NDA, is $1,542,000. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for prescription drugs ($86,520), and an annual establishment fee ($497,200) on facilities used to manufacture prescription drugs. A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no waivers for product or establishment fees. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to FDA.

Satisfaction of FDA requirements typically takes several years. The actual time required varies substantially, based upon the type, complexity, and novelty of the pharmaceutical product, among other things. Government regulation imposes costly and time-consuming requirements and restrictions throughout the product life cycle and may delay product marketing for a considerable period of time, limit product marketing, or prevent marketing altogether. Success in pre-clinical or early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from pre-clinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent marketing approval. Even if a product receives marketing approval, the approval is limited to specific clinical indications. Further, even after marketing approval is obtained, the discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

After product approval, there are continuing significant regulatory requirements imposed by the FDA, including record-keeping requirements, obligations to report adverse side effects in patients using the products, and restrictions on advertising and promotional activities. Quality control and manufacturing procedures must continue to conform to cGMPs, and the FDA periodically inspects facilities to assess cGMP compliance. Additionally, post-approval changes in ingredient composition, manufacturing processes or facilities, product labeling, or other areas may require submission of a NDA Supplement to the FDA for review and approval. New indications will require additional clinical studies and submission of a NDA Supplement. Failure to comply with FDA regulatory requirements may result in an enforcement action by the FDA, including Warning Letters, product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, impositions of injunctions prohibiting product manufacture or distribution, and civil and criminal penalties. Maintaining compliance is costly and time-consuming. We cannot be certain that we, or our present or future suppliers or third-party manufacturers, will be able to comply with all FDA regulatory requirements, and potential consequences of noncompliance could have a material adverse impact on our business prospects.

The FDA’s policies may change, and additional governmental regulations may be enacted that could delay, limit, or prevent regulatory approval of our products or affect our ability to manufacture, market, or distribute our products after approval. Moreover, increased attention to the containment of healthcare costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. Our failure to obtain coverage, an adequate level of reimbursement, or acceptable prices for our future products could diminish any revenues we may be able to generate. Our ability to commercialize future products will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers, and other third-party payers. European Union member states and U.S. government and other third-party payers increasingly are attempting to contain healthcare costs by consideration of new laws and regulations limiting both coverage and the level of reimbursement for new drugs. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were required to support the marketing application for the drug. This marketing exclusivity prevents a third party from obtaining FDA approval for an identical or nearly identical drug under an Abbreviated New Drug Application or a “505(b)(2) New Drug Application.” The statute also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. We cannot be certain that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of these laws.

Our activities also may be subject to state laws and regulations that affect our ability to develop and sell our products. We are also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, clinical, laboratory, and manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future, and the failure to comply may have a material adverse impact on our business prospects.

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

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials.

Preclinical studies and Phase I and Phase II clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be repeated in later studies or trials, including continuing preclinical studies and large-scale Phase III clinical trials, and our drug candidates in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a clinical program. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated, or a clinical program to be abandoned.

We rely on third parties to conduct our clinical trials and many of our preclinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our preclinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical contract research organizations (“CROs”), and manufacturers, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our clinical trial protocols or GCPs, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit

Number	Description

31.1±	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2±	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

± Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DERMA SCIENCES, INC.

April 2, 2012	By:	/s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2012.

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

