Form 10-Q
period 2012-03-31
DERMA SCIENCES, INC.
filed 2012-05-14
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: May 13, 2012	Class: Common Stock, par value $.01 per share Shares Outstanding: 12,796,971

PART I — FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$15,680,749	$17,110,350
Short-term investments	4,976,000	5,225,000
Accounts receivable, net	5,160,583	6,267,839
Inventories	12,225,940	10,530,721
Prepaid expenses and other current assets	2,173,865	2,099,197
Total current assets	40,217,137	41,233,107
Long-term investments	—	249,000
Equipment and improvements, net	3,464,887	3,489,194
Identifiable intangible assets, net	6,175,966	6,403,044
Goodwill	7,119,726	7,119,726
Other assets	130,971	129,821
Total Assets	$57,108,687	$58,623,892
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,808,151	$3,999,993
Accrued expenses and other current liabilities	2,793,663	2,377,634
Total current liabilities	6,601,814	6,377,627
Long-term liabilities	235,433	252,684
Deferred tax liability	1,180,801	1,146,047
Total Liabilities	8,018,048	7,776,358
Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding: 73,332 at March 31, 2012 and December 31, 2011 (liquidation preference of $3,222,368 at March 31, 2012)	733	733
Common stock, $.01 par value; 18,750,000 shares authorized; issued and outstanding: 10,645,876 at March 31, 2012 and 10,577,632 at December 31, 2011	106,459	105,776
Additional paid-in capital	78,076,804	77,374,821
Accumulated other comprehensive income – cumulative translation adjustments	1,581,871	1,502,531
Accumulated deficit	(30,675,228)	(28,136,327)
Total Shareholders’ Equity	49,090,639	50,847,534
Total Liabilities and Shareholders’ Equity	$57,108,687	$58,623,892

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Sales	$15,277,366	$14,371,271
Cost of sales	10,401,206	9,942,889
Gross Profit	4,876,160	4,428,382
Operating Expenses
Selling, general and administrative	6,359,090	4,738,019
Research and development	1,114,698	143,827
Total operating expenses	7,473,788	4,881,846
Operating loss	(2,597,628)	(453,464)
Other (income) expense, net:
Interest (income) expense	(5,079)	93,629
Other income, net	(54,884)	(73,429)
Total other (income) expense, net	(59,963)	20,200
Loss before income taxes	(2,537,665)	(473,664)
Income tax expense	1,236	73,368
Net Loss	$(2,538,901)	$(547,032)
Net loss per common share – basic and diluted	$(0.24)	$(0.08)
Shares used in computing net loss per common share – basic and diluted	10,610,111	6,634,187

Other Comprehensive Income
Foreign currency translation adjustment	$79,340	$124,705
Comprehensive Loss	$(2,459,561)	$(422,327)

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net loss	$(2,538,901)	$(547,032)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of equipment and improvements	252,762	259,141
Amortization of intangible assets	227,078	448,500
Amortization of deferred financing costs	—	25,927
(Recovery) provision for bad debts	(6,000)	6,000
Allowance for sales adjustments	(8,098)	(21,274)
Provision for inventory obsolescence	(6,182)	63,781
Deferred rent expense	(22,289)	101,756
Compensation charge for employee stock options	405,596	248,887
Compensation charge for restricted stock	89,322	63,344
Deferred income taxes	30,177	20,204
Changes in operating assets and liabilities:
Accounts receivable	1,134,629	50,452
Inventories	(1,614,237)	1,470,925
Prepaid expenses and other current assets	(54,780)	(1,568,901)
Other assets	(14,683)	(156)
Accounts payable	(221,326)	(201,029)
Accrued expenses and other current liabilities	406,266	671,446
Long-term liabilities	—	(2,043)
Net cash (used in) provided by operating activities	(1,940,666)	1,089,928
Investing Activities
Proceeds from sale of investments	498,000	—
Purchase of equipment and improvements	(175,098)	(394,057)
Net cash provided by (used in) investing activities	322,902	(394,057)
Financing Activities
Net change in bank line of credit	—	(700,557)
Long-term debt repayments	—	(5,851)
Proceeds from the exercise of stock options and warrants, net of costs	275,938	367,321
Payment of withholding taxes related to employee stock compensation	(68,190)	—
Net cash provided by (used in) financing activities	207,748	(339,087)
Effect of exchange rate changes on cash and cash equivalents	(19,585)	66,253
Net (decrease) increase in cash and cash equivalents	(1,429,601)	423,037
Cash and cash equivalents
Beginning of period	17,110,350	404,216
End of period	$15,680,749	$827,253
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$908	$101,013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Information included in the consolidated balance sheet as of December 31, 2011 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

Principles of Consolidation — The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on knowledge of current events and actions which may be undertaken in the future, actual results may ultimately differ from these estimates. Estimates and assumptions are required in the determination of sales deductions for trade rebates, sales incentives, discounts and allowances. Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory.

Revenue Recognition — Sales are recorded when product is shipped or title passes to customers and collectability is reasonably assured. Gross sales are adjusted for cash discounts, returns and allowances, trade rebates, distribution fees (in Canada) and other sales deductions in the same period that the related sales are recorded. Freight costs billed to and reimbursed by customers are recorded as a component of revenue. Freight costs to ship product to customers are recorded as a component of cost of sales.

Net Loss per Share — Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted common stock in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2012 and 2011 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended March 31,
	2012	2011
Dilutive shares:
Convertible preferred stock	73,332	284,844
Restricted common stock	57,900	50,500
Warrants	3,035,036	1,358,906
Stock options	1,675,124	1,341,132
Total dilutive shares	4,841,392	3,035,382
2.	Cash and Cash Equivalents and Investments

The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less. The Company considers highly liquid investments purchased with an original maturity greater than three months as investments.

Cash and cash equivalents and investments at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Cash	$4,106,412	$4,986,234
Money market accounts	2,215,119	2,706,863
Mutual funds	9,359,218	9,417,253
Cash and cash equivalents	15,680,749	17,110,350
Investments	4,976,000	5,474,000
Total cash and cash equivalents and investments	$20,656,749	$22,584,350

The Company maintains cash with various domestic and foreign financial institutions within the ordinary course of business, which at times may exceed jurisdictional insurance limits. The money market accounts are deposited in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation. Cash equivalents consist of funds deposited into mutual funds investing in U.S. government obligations that are fully secured by the U.S. government. Investments consist of certificates of deposits in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation. The Company intends to hold its investments to maturity and accordingly these investments are carried at cost.

The following table provides fair value information as of March 31, 2012:

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$15,680,749	$15,680,749	$—	$—
Investments	4,976,000	4,961,334	—	—
Total	$20,656,749	$20,642,083	$—	$—

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

3.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	March 31, 2012	December 31, 2011
Finished goods	$8,307,473	$7,625,009
Work in process	738,755	664,272
Packaging materials	1,092,404	985,600
Raw materials	2,087,308	1,255,840
Total inventory	$12,225,940	$10,530,721
4.	Shareholders’ Equity

Common Stock

During the three months ended March 31, 2012, the Company received $275,938 (net of $5,503 in expenses) and issued 54,104 shares of common stock upon the exercise of stock purchase warrants and options. Additionally, in 2012 14,140 shares of common stock were issued in connection with the vesting of 21,500 shares of restricted common stock. During the three months ended March 31, 2011, the Company received $367,321 (net of $41,276 in expenses) and issued 161,818 shares of common stock upon the exercise of stock purchase warrants and options.

Stock Purchase Warrants

At March 31, 2012, the Company had warrants outstanding to purchase 3,035,036 shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date
J	267,858	$6.16	May 31, 2013
K	389,064	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	301,234	$5.50	February 22, 2015
P	4,695	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016
Total	3,035,036

In the first quarter 2012, 30,666 series O warrants were exercised on a cash basis.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock Options

The Company has a stock option plan under which options to purchase a maximum of 2,500,000 shares of common stock may be issued. The plan permits the granting of both incentive stock options and nonqualified stock options to employees and directors of the Company and certain outside consultants and advisors to the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant. As of March 31, 2012, options to purchase 1,575,999 shares of the Company’s common stock were issued and outstanding under the plan and 875,812 shares were available for grant.

The Company has previously granted nonqualified stock options to officers, directors, agents and employees outside of the stock option plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of March 31, 2012, non-plan options to purchase 99,125 shares of the Company’s common stock were issued and outstanding.

For the three months ended March 31, 2012 and 2011, the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2012	2011
Risk-free interest rate	1.23%	2.51%
Volatility factor	75.4%	73.9%
Dividend yield	0%	0%

The risk-free rate utilized represents the U.S. treasury yield curve rate for the expected option life at the time of grant. The volatility factor was calculated based on the Company’s historical stock price volatility equal to the expected life of the option at the grant date. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that were forfeited before becoming fully vested, the Company has assumed an annualized forfeiture rate of 1.0% for all options. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. The simplified expected option life method is used to determine the expected option life for directors and employees of the Company and the contractual option life is utilized for outside consultants and advisors.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2012 was as follows:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2012	1,582,683	$5.82
Granted	119,260	$8.75
Exercised	(23,438)	$4.81
Forfeited	(3,381)	$5.41
Outstanding – March 31, 2012	1,675,124	$6.04
Expected to vest – March 31, 2012	1,658,373	$6.04
Exercisable at March 31, 2012	1,188,914	$5.45

During 2012, service based options of 58,060 and performance based options of 61,200 were granted to Company officer, directors, and employees. The weighted average fair value per share of options granted during the three months ended March 31, 2012 was $5.84. The intrinsic value of options exercised in 2012 was $85,874.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2012 and 2011, stock option compensation expense was recorded as follows:

	Three Months Ended March 31,
	2012	2011
Cost of sales	$43,917	$24,713
Selling, general and administrative expenses	355,546	224,174
Research and development	6,133	—
Total stock option compensation expense	$405,596	$248,887

As of March 31, 2012, there was $1,021,275 of unrecognized compensation cost related to nonvested service based awards and $385,125 nonvested performance based awards granted under the plan. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.73 years for the service and 0.61 years for the performance based awards.

Restricted Common Stock

The Company has a restricted common stock plan under which 312,500 shares of common stock are reserved for issuance. The Company has issued unvested restricted stock awards to employees and directors of the Company with vesting terms of one year from date of grant. The fair value is equal to the market price of the Company’s common stock on the grant date. Expense for restricted stock awards is amortized ratably over the vesting period for the awards. There are 190,225 shares available for issuance under the plan as of March 31, 2012.

The following table summarizes the restricted stock activity for the period:

	Number of Shares	Weighted Average Fair Value
Unvested, January, 1, 2012	51,500	$7.07
Granted	27,900	8.75
Vested	(21,500)	4.95
Cancelled	—
Unvested, March 31, 2012	57,900	$8.66

In connection with the vesting of restricted stock awards during the three months ended March 31, 2012, 7,360 common stock shares with a fair value of $68,190 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended March 31, 2012 and 2011, restricted stock compensation expense was recorded as follows:

	2012	2011
Cost of sales	$5,198	$3,713
Selling, general and administrative expenses	84,124	59,631
Total restricted stock compensation expense	$89,322	$63,344

As of March 31, 2012 there was $228,409 of unrecognized compensation cost related to unvested restricted stock awards.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance

At March 31, 2012, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – B)	73,332
Common stock options outstanding	1,675,124
Common stock options available for grant	875,812
Common stock warrants outstanding	3,035,036
Restricted common stock grants	57,900
Restricted common stock available for grant	190,225
Total common stock shares reserved	5,907,429
5.	Operating Segments

For the quarter ended September 30, 2011, the Company changed its segment reporting to reflect the current and foreseeable nature of its business operations. The former wound care, wound closure and specialty securement devices and skin care segments no longer reflect how the Company operates its business. The previously reported wound care segment reflected the combined operating activities of the advanced and traditional wound care products. Under the new reporting format they are separately identified and form the basis for two new reporting segments. The previously reported wound closure and specialty securement devices and skin care operating segments are now combined into the traditional wound care segment. A new segment was created to reflect the Company’s significant investment in pharmaceutical products. The quarter ended March 31, 2011 has been restated to conform to the new segment reporting.

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

Advanced and traditional wound care products are marketed globally to acute care, extended care, home health care, wound and burn care clinics and physician offices. The Company utilizes a broad network of well-established distributors to deploy its products to end users. Only a small portion of the Company’s sales are sold directly to end users. The advanced and traditional wound care products are both manufactured internally and sourced from third party suppliers. The majority of marketing expenses are deployed in support of advanced wound care products with traditional wound care products requiring limited support. The Company utilizes direct sales representatives, distributor relationships and contractual relationships with buying groups and wound care service providers to sell its products. Direct sales representatives are used solely in support of advanced wound care sales in the U.S. and the U.K. and for both advanced and traditional wound care products in Canada.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Operating segment sales, gross profit, segment contribution and other related information for 2012 and 2011 are as follows:

	Three Months Ended March 31, 2012
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$4,497,054	$10,780,312	$—	$—	$15,277,366
Gross profit	2,102,709	2,773,451	—	—	4,876,160
Direct expense	(3,013,807)	(1,034,839)	(1,125,035)	—	(5,173,681)
Segment contribution	$(911,098)	$1,738,612	($(1,125,035)	—	(297,521)
Indirect expenses				$(2,241,380)	(2,241,380)
Net loss					$(2,538,901)

	Three Months Ended March 31, 2011
Net sales	$3,585,172	$10,786,099	$—	$—	$14,371,271
Gross profit	1,459,869	2,968,513	—	—	4,428,382
Direct expense	(1,908,436)	(820,427)	(143,827)	—	(2,872,690)
Segment contribution	$(448,567)	$2,148,086	$(143,827)	—	1,555,692
Indirect expenses				$(2,102,724)	(2,102,724)
Net loss					$(547,032)

The following table presents net sales by geographic region.

	Three Months Ended March 31,
	2012	2011

United States	70%	67%
Canada	21%	26%
Other	9%	7%

For the three months ended March 31, 2012, the Company had a major Canadian customer comprising 21% of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at March 31, 2012.

6.	Income Taxes

The following table summarizes the income tax expense and effective tax rate for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Income tax expense	$1,236	$73,368
Effective tax rate	(0.0%)	(15.5%)

The income tax expense for the three months ended March 31, 2012 and 2011 were primarily due to the deferred income tax expense related to indefinite lived intangibles and the income tax benefit for 2012 and expense for 2011 related to foreign operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

7.	Subsequent Events

Equity Offering

On April 5, 2012, the Company raised $17,800,000 (net of $1,856,250 in estimated commission and other offering expenses) from the sale of 2,125,000 shares of the Company’s common stock at $9.25 per share. The Company plans to use the net proceeds from the offering for the continued development of its pharmaceutical product DSC127 and for general corporate purposes.

Medefficiency Stock Purchase

On April 16, 2012, the Company acquired the stock of MedEfficiency, Inc. (“Medefficiency”) for $14,500,000 cash. The Company anticipates transaction and transition costs totaling $1,775,000 related to the purchase. Through March 31, 2012, $113,675 of these expenses have been incurred and charged to operating expense. The Company will retain certain Medefficiency personnel to perform sales and marketing, manufacturing and distribution activities on a permanent and transitional basis. The Company is presently conducting a valuation analysis to determine the allocation of the final purchase price to the underlying assets acquired and liabilities assumed.

Medefficiency develops, manufactures and markets medical devices for treating chronic wounds and lower extremity injuries specializing in total contact casting (“TCC”) products. The TCC-EZ total contact cast system is Medefficiency’s lead product, in addition to a line of traditional and specialized contact casts and related equipment. The Company has distributed Medefficiency’s products since 2008 under an exclusive distribution agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of Derma Sciences, Inc. and its subsidiaries (“we” or “us” or the “Company”), a Pennsylvania corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates, current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this Report entitled “Risk Factors,” as well as our Annual Report on Form 10-K filed on March 28, 2012 and other filings with the Commission. Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Overview

Operating Results of Quarters Ended March 31, 2012 and 2011

The following table highlights the operating results of the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31,		Variance
	2012	2011
Gross sales	$17,543,106	$17,122,198	$420,908	2.5%
Sales adjustments	(2,265,740)	(2,750,927)	485,187	(17.6%)
Net sales	15,277,366	14,371,271	906,095	6.3%
Cost of sales	10,401,206	9,942,889	458,317	4.6%
Gross profit	4,876,160	4,428,382	447,778	10.1%
Selling, general and administrative expense	6,359,090	4,738,019	1,621,071	34.2%
Research and development expense	1,114,698	143,827	970,871	675%
Interest (income) expense	(5,079)	93,629	(98,708)	(105%)
Other income, net	(54,884)	(73,429)	18,545	25.3%
Total expenses	7,413,825	4,902,046	2,511,779	51.2%
Loss before income taxes	(2,537,665)	(473,664)	(2,064,001)	436%
Income tax expense	1,236	73,368	(72,132)	(98.3%)
Net loss	$(2,538,901)	$(547,032)	$(1,991,869)	364%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended March 31,
	2012	2011
Gross sales	$17,543,106	$17,122,198
Trade rebates	(1,644,162)	(2,033,670)
Distributor fees	(304,271)	(350,548)
Sales incentives	(104,266)	(172,151)
Returns and allowances	(85,254)	(64,717)
Cash discounts	(127,787)	(129,841)
Total adjustments	(2,265,740)	(2,750,927)
Net sales	$15,277,366	$14,371,271

Trade rebates decreased in 2012 versus 2011 principally due to lower sales in Canada. The decrease in distribution fee expense is commensurate with the decrease in Canadian sales upon which it is based. The decrease in sales incentive expense reflected discontinuation of a sales incentive program with a major customer in the second quarter of 2011. The sales returns and allowances change reflected higher sales returns during the first quarter 2012 versus 2011. The decrease in cash discounts reflected lower U.S. sales subject to customers that normally take the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended March 31, 2012 and 2011 were as follows:

	March 31,
	2012	2011
Beginning balance – January 1	$2,195,006	$3,033,091
Rebates paid	(1,781,787)	(2,538,766)
Rebates accrued	1,644,162	2,033,670
Ending balance – March 31	$2,057,381	$2,527,995

The $137,625 decrease in the trade rebate reserve balance at March 31, 2012 from December 31, 2011 principally reflects a decrease in sales subject to rebate in Canada. There has been no other significant change in the nature of our business in 2012 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended March 31, 2012 versus 2011:

	Quarter Ended March 31,		Variance
	2012	2011
Net Sales	$15,277,366	$14,371,271	$906,095	6.3%
Cost of sales	10,401,206	9,942,889	458,317	4.6%
Gross Profit	$4,876,160	$4,428,382	$447,778	10.1%
Gross Profit %	31.9%	30.8%

Net sales increased $906,095, or 6.3% (6.8% adjusted for exchange), in 2012 versus 2011. Advanced wound care sales increased $911,882, or 25.4%, to $4,497,054 in 2012 from $3,585,172 in 2011. Traditional wound care sales decreased $5,787, or 0.1%, to $10,780,312 in 2012 from $10,786,099 in 2011.

Sales in the U.S. increased $1,227,772, or 12.0%, to $11,429,719 in 2012 from $10,201,947 in 2011. The increase was driven by higher advanced wound care sales of $593,304, or 19.7%, and traditional wound care sales of $634,468, or 8.8%. The advanced wound care sales increase was driven by promoted products which increased 25.9%, led by Medihoney, in addition to a 15.6% increase in our other advanced wound care products. The traditional wound care sales increase was driven by higher first aid products sales and higher private label sales. Sales in Canada decreased $498,612, to $3,187,200 in 2012 from $3,685,812 in 2011. This decrease was driven by lower end user and distributor demand, as well as, an unfavorable exchange of $58,807 associated with a 1.6% weakening of the Canadian dollar. End user demand as measured by sales of the Company’s products reported by its exclusive Canadian distributor, unadjusted for foreign exchange, was down 5.9%. Distributor demand associated with a reduction in inventory by our Canadian distributor was down 6.2%. International sales increased $176,935, or 36.6% (39.0% adjusted for exchange), to $660,447 in 2012 from $483,512 in 2011. The increase was driven by higher advanced wound care sales of $160,492 and traditional wound care sales of $16,443. The increase in advanced wound care sales continues to reflect our expanded sales and marketing efforts to grow these products.

Gross profit increased $447,778, or 10.1%, in 2012 versus 2011. Advanced wound care gross profit increased $642,840, or 44.0%, to $2,102,709 in 2012 from $1,459,869 in 2011. Traditional wound care gross profit decreased $195,062, or 6.6%, to $2,773,451 in 2012 from $2,968,513 in 2011. The overall gross profit margin percentage increased to 31.9% in 2012 from 30.8% in 2011. The increase in gross profit dollars reflects higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflects an increase in higher margined advanced wound care sales, coupled with a decrease in lower margined traditional wound care sales, partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2012 versus 2011:

	Quarter Ended March 31,		Variance
	2012	2011
Distribution	$496,251	$465,312	$30,939	6.6%
Marketing	607,322	426,340	180,982	42.5%
Sales	2,955,410	1,837,212	1,118,198	60.9%
General and administrative	2,300,107	2,009,155	290,952	14.5%
Total	$6,359,090	$4,738,019	$1,621,071	34.2%

Selling, general and administrative expenses increased $1,621,071, or 34.2% (34.6% adjusted for exchange), in 2012 versus 2011, including a decrease of $16,499 attributable to exchange.

Distribution expense increased $30,939, or 6.6% (6.9% adjusted for exchange), in 2012 versus 2011, including a decrease of $1,300 due to exchange. The increase reflects higher operating and maintenance costs of the Houston and Canadian facilities.

Marketing expense increased $180,982, or 42.5% (42.7% adjusted for exchange), in 2012 versus 2011, including a decrease of $984 due to exchange. The increase was attributable to higher U.S. related compensation and benefit and travel expense associated with new marketing and clinical personnel added in 2012 and promotion expense in support of our advanced wound care growth initiatives.

Sales expense increased $1,118,198, or 60.9% (61.2% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $1,053,718. This increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel, recruiting and sample expenses associated with the expansion of the advanced wound care sales force from 20 to 38 representatives that began in the third quarter of 2011. Expenses in Canada increased $7,680 (including a $3,710 decrease related to exchange) due to higher compensation and benefit and travel expense due to the addition of a sales representative partially offset by lower group purchasing organization fees due to lower related sales on which it is based. International expenses increased $56,800 (including a $2,920 decrease related to exchange) due principally to higher compensation and benefit and travel expense associated with new sales personnel associated with the build-up of our international sales force in the second half of 2011 and first quarter of 2012.

General and administrative expenses increased $290,952, or 14.5% (14.9% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $189,724. This increase reflected compensation and benefit expenses due to annual increases and the addition of two new finance and a human resource position, coupled with higher equity based compensation and executive bonuses, professional services, board, and investor relations expenses, which were partially offset by lower amortization and travel expenses. Medefficiency acquisition related expenses of $113,675 also contributed to the U.S. general and administrative expense increase. Expenses in Canada increased $103,813 (including a $7,363 decrease related to exchange). Net of exchange, expenses increased $111,176 due principally to higher compensation and benefit due to annual increases and the addition of a materials management position in the fourth quarter of 2011, equity based compensation and computer and professional services expenses. International expenses decreased $2,585 (including a $223 decrease related to exchange) principally to favorable bad debt experience.

Research and Development Expense

Research and development expense increased $970,871 to $1,114,698 in 2012 from $143,827 in 2011. The increase reflected the ongoing incurrence of DSC127 Phase 3 preparation related expenses.

Interest (Income) Expense

Interest (income) expense decreased $98,708 from an expense of $93,629 in 2011 to income of $5,079 in 2012. The change was attributable to the payoff of our line of credit balance in July, 2011 coupled with interest income generated in 2012 from investments.

Other Income, net

Other income decreased $18,545 to $54,884 in 2012 from $73,429 in 2011 due principally to a reduction in exchange gains.

Income Taxes

Income tax expense decreased $72,132 to $1,236 in 2012 from a $73,368 in 2011 due to a decrease in the foreign tax provision based on our Canadian subsidiary’s operating results. During the first quarter of 2012, our Canadian subsidiary operated at a loss, whereas in 2011 it operated at a profit.

Net Loss

We generated a net loss of $2,538,901, or $0.24 per share (basic and diluted), in 2012 compared to a net loss of $547,032, or $0.08 per share (basic and diluted), in 2011.

Liquidity and Capital Resources

Cash Flow and Working Capital

At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $15,680,749 and $17,110,350, respectively. The $1,429,601 decrease in cash reflected net cash used in operating activities of $1,940,666 partially offset by cash provided by investing activities of $322,902 and financing activities of $207,748, together with a negative exchange rate effect of $19,585.

Net cash used in operating activities of $1,940,666 resulted from $1,576,535 cash used in operations (net loss plus non-cash items), together with $364,131 cash used associated with the change in operating assets and liabilities. Higher inventory and prepaid expenses and other current assets, and lower accounts payable, partially offset by lower trade accounts receivable and higher accrued liabilities and other current liabilities were the main drivers behind the net cash used in the change in operating assets and liabilities. The increase in inventory principally reflected support for business growth. The increase in prepaid expenses and other current assets was due to expenditures incurred in advance of the April equity offering, while the decrease in accounts payable is principally timing related. The decrease in trade receivables reflects improved U.S. collections during the quarter. The increase in accrued expenses and other current liabilities principally reflected a higher Canadian net rebate obligation in connection with a lower accounts receivable offset.

Net cash provided by investing activities of $322,902 reflected $498,000 provided by the proceeds from sale of investments, less $175,098 for capital expenditures. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities.

Net cash provided by financing activities of $207,748 reflected net proceeds of $275,938 from the exercise of warrants and stock options partially offset by the payment of payroll taxes related to stock compensation of $68,190.

Working capital decreased $1,240,157 at March 31, 2012 to $33,615,323 from $34,855,480 at December 31, 2011. This decrease principally reflected the net cash outflow from operating activities. Management believes that this level of working capital is sufficient to support our existing operations for at least the next twelve months.

An additional $1,000,000 Medihoney milestone payment is due when Medihoney sales exceed $10,000,000 on a trailing twelve month basis, which is anticipated in the second half of 2012.

Financing Arrangements

In April 2012, the Company raised $17,800,000 (net of $1,856,250 in estimated commission and other offering expenses) from the sale of 2,125,000 shares of the Company’s common stock at $9.25 per share. The Company plans to use the net proceeds from the offering for the continued development of its pharmaceutical product DSC127 and for general corporate purposes.

Also in April 2012, the Company acquired the stock of MedEfficiency, Inc. (“Medefficiency”) for $14,500,000 cash. In connection with the acquisition, the Company anticipates to incur additional transaction and transition costs totaling $1,775,000 of which $113,675 has been incurred and charged to operating expense through March 31, 2012.

Prospective Assessment

Our strategic objective is to build our company by both continuing to progress DSC127, with an initial indication of the treatment of diabetic foot ulcers, as well as in-licensing, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities (as evidenced by our acquisition of Medefficiency) to leverage our core capabilities for growth, and will consider initiating additional development programs on new indications for DSC127. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, the sale of licensing rights to DSC127 and/or jointly developing products with third parties.

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

Our strategy for growth is:

1.	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher margined advanced wound care products. In February 2010, we in-licensed the worldwide rights to Medihoney. This has served as the catalyst for the expansion of our U.S., Canadian and international businesses. In 2012 we added 12 additional sales representatives to the 26 already in place in the U.S., and one additional sales representative in Canada and one in the UK. We also plan on adding an additional sales representative in the U.K. in 2012. Additional sales representatives will continue to be added thereafter as needed to support the continued growth of the business. We have established a presence in Europe and the Middle East through a direct presence in the U.K. and distribution representatives in a number of other countries. We plan to expand our presence in this and other areas of the world employing a direct presence or distributor model as the basis for conducting business, as circumstances dictate.

2.	While the commercial launch of DSC127 is estimated to be four years away, we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. The continued development, manufacture and marketing of DSC127 is subject to FDA approval. In February and May 2011, we reported positive top-line results for our DSC127 Phase 2 trial. We met with the FDA to discuss the results of our Phase 2 study and the design of our Phase 3 study. The Company intends to meet again with the FDA to discuss the Phase 3 protocols for the pivotal studies and to discuss the Chemistry, Manufacturing and Control portion of the program. With the funds raised from our private placement sale of common stock and warrants in June 2011, as well as the funds from our recent offering in April 2012, we have started a number of initiatives to prepare for initiation of the Phase 3 program. Should everything go according to plan, we will commence the Phase 3 study by the end of 2012. The cost of the Phase 3 trial and bringing the product to market are presently estimated to be approximately $30 to $40 million. With available funds on-hand, those generated in the April 2012 offering and those expected to be generated prospectively from ongoing operations, we do not anticipate the need at this time for additional capital to complete the Phase 3 trial for diabetic foot ulcers and to bring the product to market.
3.	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the planned improvement in operations, expected working capital requirements, funds raised in the April 2012 offering and cash on-hand as of March 31, 2012, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital through licensing the rights to DSC127, monetizing a non-strategic Company asset or asset-based lending going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the December 31, 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.

During the three months ended March 31, 2012, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the Company’s Annual Report on Form 10-K filed with the Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $2,538,901 in the three months ended March 31, 2012 (unaudited), $4,340,411 for the year ended December 31, 2011, and additional losses in previous years. At March 31, 2012, we had an accumulated deficit of $30,675,228. We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of March 31, 2012, up to 4,841,392 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 10,645,876 shares of common stock outstanding as of March 31, 2012.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2007 through 2011 and the first three months of 2012 are set forth in the table below:

Derma Sciences, Inc.
Trading Range — Common Stock

Year	Low	High
2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012*	$6.94	$9.99

(*)	January 1 through March 31.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;

•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: May 14, 2012	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer