Form 10-Q
period 2012-06-30
DERMA SCIENCES, INC.
filed 2012-08-13
CIK 892160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Date: August 10, 2012	Class: Common Stock, par value $.01 per share Shares Outstanding: 12,837,441

PART I — FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$13,599,726	$17,110,350
Short-term investments	5,224,000	5,225,000
Accounts receivable, net	6,509,575	6,267,839
Inventories	14,271,718	10,530,721
Prepaid expenses and other current assets	1,237,922	2,099,197
Total current assets	40,842,941	41,233,107
Long-term investments	—	249,000
Equipment and improvements, net	3,342,790	3,489,194
Identifiable intangible assets, net	14,735,504	6,403,044
Goodwill	14,552,673	7,119,726
Other assets	137,593	129,821
Total Assets	$73,611,501	$58,623,892
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,128,096	$3,999,993
Accrued expenses and other current liabilities	2,477,429	2,377,634
Total current liabilities	6,605,525	6,377,627
Long-term liabilities	237,442	252,684
Deferred tax liability	1,890,188	1,146,047
Total Liabilities	8,733,155	7,776,358
Shareholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding 73,332 at June 30, 2012 and December 31, 2011 (liquidation preference of $3,222,368 at June 30, 2012)	733	733
Common stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding 12,837,441 at June 30, 2012 and 10,577,632 at December 31, 2011	128,374	105,776
Additional paid-in capital	96,721,155	77,374,821
Accumulated other comprehensive income – cumulative translation adjustments	1,495,361	1,502,531
Accumulated deficit	(33,467,277)	(28,136,327)
Total Shareholders’ Equity	64,878,346	50,847,534
Total Liabilities and Shareholders’ Equity	$73,611,501	$58,623,892

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,
	2012	2011
Net Sales	$17,609,799	$15,879,609
Cost of sales	11,411,224	11,252,794
Gross Profit	6,198,575	4,626,815
Operating Expenses
Selling, general and administrative	9,229,184	4,945,322
Research and development	1,515,329	150,566
Total operating expenses	10,744,513	5,095,888
Operating loss	(4,545,938)	(469,073)
Other (income) expense, net:
Interest (income) expense	(5,771)	121,800
Other expense (income), net	56,069	(41,321)
Total other expense, net	50,298	80,479
Loss before income taxes	(4,596,236)	(549,552)
Income tax (benefit) expense	(1,804,187)	1,743
Net Loss	(2,792,049)	(551,295)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(86,510)	34,633
Comprehensive Loss	$(2,878,559)	$(516,662)
Net loss per common share – basic and diluted	$(0.23)	$(0.07)
Shares used in computing net loss per common share – basic and diluted	12,243,156	7,375,521

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Six Months Ended June 30,
	2012	2011
Net Sales	$32,887,165	$30,250,879
Cost of sales	21,812,430	21,195,683
Gross Profit	11,074,735	9,055,196
Operating Expenses
Selling, general and administrative	15,588,274	9,683,339
Research and development	2,630,027	294,394
Total operating expenses	18,218,301	9,977,733
Operating loss	(7,143,566)	(922,537)
Other (income) expense, net:
Interest (income) expense	(10,850)	215,429
Other expense (income), net	1,185	(114,750)
Total other (income) expense, net	(9,665)	100,679
Loss before income taxes	(7,133,901)	(1,023,216)
Income tax (benefit) expense	(1,802,951)	75,142
Net Loss	(5,330,950)	(1,098,358)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(7,170)	159,338
Comprehensive Loss	$(5,338,120)	$(939,020)
Net loss per common share – basic and diluted	$(0.46)	$(0.16)
Shares used in computing net loss per common share – basic and diluted	11,660,609	7,006,902

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net loss	$(5,330,950)	$(1,098,358)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of equipment and improvements	516,209	515,975
Amortization of intangible assets	667,540	847,000
Amortization of deferred financing costs	—	51,854
(Recovery) provision for bad debts	(2,923)	18,000
Allowance for sales adjustments	12,080	712
Provision for inventory obsolescence	84,060	190,024
Loss on disposal of equipment	25,653	2,730
Deferred rent expense	(15,459)	88,271
Compensation charge for stock options	1,039,024	492,428
Compensation charge for restricted stock units	212,298	154,081
Deferred income taxes	(1,829,757)	26,617
Changes in operating assets and liabilities:
Accounts receivable	340,591	(362,112)
Inventories	(3,711,502)	898,635
Prepaid expenses and other current assets	1,305,474	(903,461)
Other assets	(46,799)	(317)
Accounts payable	(224,045)	493,181
Accrued expenses and other current liabilities	(211,073)	(288,973)
Long-term liabilities	—	(985)
Net cash (used in) provided by operating activities	(7,169,579)	1,125,302
Investing Activities
Investment in acquired business, net of cash acquired	(14,382,578)	—
Proceeds from sale of investments	250,000	—
Purchase of equipment and improvements	(409,944)	(687,238)
Proceeds from sale of equipment	43,000	—
Net cash used in investing activities	(14,499,522)	(687,238)
Financing Activities
Proceeds from the sale of common stock, net of issuance costs	18,185,800	26,816,477
Payment of withholding taxes related to employee stock compensation	(68,190)	—
Net change in bank line of credit	—	264,621
Long-term debt repayments	—	(5,851)
Net cash provided by financing activities	18,117,610	27,075,247
Effect of exchange rate changes on cash and cash equivalents	40,867	63,697
Net (decrease) increase in cash and cash equivalents	(3,510,624)	27,577,008
Cash and cash equivalents
Beginning of period	17,110,350	404,216
End of period	$13,599,726	$27,981,224
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$943	$188,611

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Information included in the consolidated balance sheet as of December 31, 2011 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

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

Net Loss per Share — Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2012 and 2011 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three and Six Months Ended June 30,
	2012	2011
Dilutive shares:
Convertible preferred stock	73,332	284,635
Restricted share units	54,400	50,500
Warrants	3,035,036	3,065,702
Stock options	1,745,317	1,372,069
Total dilutive shares	4,908,085	4,772,906
2.	Acquisition

On April 16, 2012, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of MedEfficiency, Inc. (“MedEfficiency”) pursuant to the terms of the Agreement and Plan of Merger (the “Agreement”) dated March 27, 2012. The purchase price was $14,500,000 and was funded by the Company with cash on hand. The Company expects to incur transaction and transition related costs totaling $1,200,000 related to the purchase. Through June 30, 2012, $900,879 of these costs have been incurred and charged to selling, general and administrative expense.

MedEfficiency develops, manufactures and markets medical devices for treating chronic wounds and lower extremity injuries, specializing in total contact casting (“TCC”) products. The TCC-EZ total contact cast system is MedEfficiency’s lead product, in addition to a line of traditional and specialized contact casts and related equipment. The Company has distributed MedEfficiency’s TCC products since 2008 under an exclusive distribution agreement. For its latest fiscal year ended December 31, 2011, MedEfficiency reported audited sales of $5,320,000, gross profit of $3,286,000 and net income of $324,000.

The acquisition has been accounted for as a purchase. Accordingly, the results of operations of MedEfficiency have been included in the consolidated financial statements commencing April 17, 2012. A preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed is outlined below:

Current assets	$925,817
Equipment	29,579
Acquired intangible assets	9,000,000
Goodwill	7,432,947
Total assets acquired	17,388,343
Current liabilities	653,315
Deferred tax liability	2,352,450
Total liabilities assumed	3,005,765
Net assets acquired	$14,382,578
Purchase price	$14,500,000
Less cash acquired	117,422
Net cash paid	$14,382,578

Determination of this preliminary allocation of the purchase price required management of the Company to make estimates and assumptions. These estimates and assumptions are preliminary and subject to change. Independent valuation specialists are currently conducting analyses to assist management of the Company in

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

determining the estimated fair value of the acquired intangible assets. The work performed by the independent valuation specialists, while not complete, has been considered in management’s estimate of the fair values reflected above. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on completion of the Company’s valuation study, which is expected to be completed in the third quarter 2012.

The acquired intangible assets consist of developed technology, customer relationships, a supply agreement, trade names and trademarks and non-compete agreements. Since the date of the acquisition, the estimated acquired intangible assets have been amortized to cost of sales and operating expense over their preliminary useful lives ranging from 1 to 15 years. The Company recorded the excess of the purchase price over the estimated fair values of the identifiable assets acquired and liabilities assumed as goodwill. The goodwill recognized is included in the Advanced Wound Care segment. While the acquired intangible assets are amortizable for financial reporting purposes, the acquired intangible assets and goodwill are not deductable for tax purposes. Deferred taxes have been recorded associated with the acquisition for the basis differences for financial reporting and income tax purposes for the acquired identifiable intangible assets at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse (see footnote 7).

The Company has retained certain MedEfficiency personnel to perform sales and marketing, manufacturing and distribution activities on a permanent and transitional basis. Existing MedEfficiency manufacturing and distribution operations are expected to continue through the third quarter 2012, at which time the Company will have determined how best to integrate them into its infrastructure.

The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of April 16, 2012. The pro forma information is based on historical results adjusted for the effect of purchase accounting and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues	$17,752,254	$16,964,568	$34,274,654	$32,291,213

Net (Loss) Income	$(4,936,884)	$(648,191)	$(5,666,891)	$381,310
Net (Loss) Income per common share:
Basic	$(0.40)	$(0.09)	$(0.49)	$0.05
Diluted	$(0.40)	$(0.09)	$(0.49)	$0.04
Weighted average number of shares:
Basic	12,243,156	7,375,521	11,660,609	7,006,902
Diluted	12,243,156	7,375,521	11,660,609	9,091,672
3.	Cash and Cash Equivalents and Investments

The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less. The Company considers highly liquid investments purchased with an original maturity greater than three months as investments.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

Cash and cash equivalents and investments at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Cash	$3,818,974	$4,986,234
Money market accounts	—	2,706,863
Mutual funds	9,780,752	9,417,253
Cash and cash equivalents	13,599,726	17,110,350
Investments	5,224,000	5,474,000
Total cash and cash equivalents and investments	$18,823,726	$22,584,350

The Company maintains cash with various domestic and foreign financial institutions within the ordinary course of business, which at times may exceed jurisdictional insurance limits. The money market accounts were deposited in various U.S. financial institutions and were fully insured by the Federal Deposit Insurance Corporation. Cash equivalents consist of funds deposited into mutual funds investing in U.S. government obligations that are fully secured by the U.S. government. Investments consist of certificates of deposits in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation. The Company intends to hold its investments to maturity and accordingly these investments are carried at cost.

The following table provides fair value information as of June 30, 2012:

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$13,599,726	$13,599,726	$—	$—
Investments	5,224,000	5,214,711	—	—
Total	$18,823,726	$18,814,437	$—	$—

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

4.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	June 30, 2012	December 31, 2011
Finished goods	$10,089,521	$7,625,009
Work in process	515,560	664,272
Packaging materials	1,126,627	985,600
Raw materials	2,540,010	1,255,840
Total inventory	$14,271,718	$10,530,721

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

5.	Shareholders’ Equity

Common Stock

On May 30, 2012, shareholders of the Company approved the proposal to increase the number of authorized shares of common stock from 18,750,000 to 25,000,000. On June 11, 2012, the Company amended its Articles of Incorporation to reflect the increase in the number of authorized shares of common stock.

On April 5, 2012, the Company raised $17,855,922 (net of $1,800,328 in estimated commission and other offering expenses) from the sale of 2,125,000 shares of the Company’s common stock at $9.25 per share. The Company plans to use the net proceeds from the offering for the continued development of its pharmaceutical product DSC127 and for general corporate purposes.

During the six months ended June 30, 2012, the Company issued: 90,669 shares of common stock upon the exercise of stock purchase warrants and options and received $329,878 (net of $6,292 in expenses); net 41,640 shares of common stock in connection with the vesting of 49,000 shares of restricted common stock; and 2,500 shares of common stock to a retiring director of the Company for past services.

Stock Purchase Warrants

At June 30, 2012, the Company had warrants outstanding to purchase 3,035,036 shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date
J	267,858	$6.16	May 31, 2013
K	389,064	$9.60	April 1, 2013
L	6,250	$3.12	June 30, 2014
N	100,000	$6.25	February 22, 2015
O	301,234	$5.50	February 22, 2015
P	4,695	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016
Total	3,035,036

In 2012, 30,666 series O warrants were exercised on a cash basis.

Equity Based Compensation

On May 30, 2012, the Company’s shareholders approved the Derma Sciences, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan consolidates the Company’s Amended and Restated Stock Option and Restricted Stock Plans (the “Prior Plans”) and updates them to comply with current incentive compensation business practices and regulations governing awards thereunder. The Prior Plans terminated upon approval of the 2012 Plan and no further awards will be made under the Prior Plans. However, outstanding awards granted under the Prior Plans before the approval of the 2012 Plan continue to be governed by the terms of the Prior Plans. The number of shares of common stock authorized to be issued pursuant to the 2012 Plan is 2,812,500, which is equal to the number of shares reserved for issuance under the Prior Plans. The 2012 Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At June 30, 2012, options to purchase 1,690,942 shares and 54,400 restricted share units were issued and outstanding under the 2012 Plan and 917,874 shares were available for grant.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

Stock Options

The 2012 Plan permits the granting of both incentive and non qualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

The Company has previously granted nonqualified stock options to employees, non-employee directors, and consultants outside of the Plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of June 30, 2012, non-plan options to purchase 54,375 shares of the Company’s common stock were issued and outstanding.

For the three and six months ended June 30, 2012 and 2011, the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	1.11%	2.21%	1.17%	2.44%
Volatility factor	73.6%	109%	74.5%	107%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25

The risk-free rate utilized represents the U.S. treasury yield curve rate for the expected option life at the time of grant. The volatility factor was calculated based on the Company’s historical stock price volatility equal to the expected life of the option at the grant date. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that were forfeited before becoming fully vested, the Company has assumed an annualized forfeiture rate of 1.0% for all options. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. The simplified expected option life method is used to determine the 6.25 year expected option life for Company employees and directors while the 10 year contractual option life period is utilized for consultants.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2012 was as follows:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2012	1,582,683	$5.82
Granted	256,810	$8.88
Exercised	(77,033)	$4.21
Forfeited	(17,143)	$4.64
Outstanding – June 30, 2012	1,745,317	$6.37
Expected to vest – June 30, 2012	1,727,864	$6.37
Exercisable at June 30, 2012	1,227,798	$5.70

During 2012 the Company granted 188,110 service based options and 68,700 performance based options to Company employees, directors and consultants. The weighted average fair value per share of options granted during the six months ended June 30, 2012 was $5.86. The intrinsic value of options exercised in 2012 was $369,157.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2012 and 2011, stock option compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$36,266	$14,670	$80,184	$35,670
Selling, general and administrative expenses	407,070	228,872	950,059	456,758
Research and development	2,648	—	8,781	—
Total stock option compensation expense	$445,984	$243,542	$1,039,024	$492,428

As of June 30, 2012, there was $1,276,819 of unrecognized compensation cost related to nonvested service based awards and $252,561 related to nonvested performance based awards granted under the plan. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.78 years for the service and 0.43 years for the performance based awards.

Restricted Share Units

The Company has issued unvested restricted share units to employees and directors of the Company with vesting terms of one year from date of grant. The fair value is equal to the market price of the Company’s common stock on the grant date. Expense for restricted share awards is amortized ratably over the vesting period for the awards.

The following table summarizes the restricted share unit activity for the period:

	Number of Shares	Weighted Average Fair Value
Unvested, January 1, 2012	51,500	$7.07
Granted	51,900	8.85
Vested	(49,000)	7.12
Cancelled	—
Unvested, June 30, 2012	54,400	$8.72

In connection with the vesting of restricted share unit awards during the six months ended June 30, 2012, 7,360 common stock shares with a fair value of $68,190 were withheld in satisfaction of employee tax withholding obligations.

During the three and six months ended June 30, 2012 and 2011, restricted share unit compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$7,796	$3,713	$12,994	$7,426
Selling, general and administrative expenses	115,180	87,025	199,304	146,655
Total restricted share unit compensation expense	$122,976	$90,738	$212,298	$154,081

As of June 30, 2012, there was $390,901 of unrecognized compensation cost related to unvested restricted share units.

In consideration of prior service to the Company, a retiring director received 2,500 shares of common stock, acceleration of vesting of any unvested restricted share units and extension of the date to exercise vested stock options to 36 months (versus 90 days) as of that date. A charge of $129,498 was recorded to selling, general and administrative expense for the three and six months ended June 30, 2012 in connection with these benefits.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance

At June 30, 2012, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – B)	73,332
Common stock options outstanding	1,745,317
Common stock warrants outstanding	3,035,036
Restricted share units outstanding	54,400
Common stock equivalents available for grant	917,874
Total common stock shares reserved	5,825,959
6.	Operating Segments

In the quarter ended September 30, 2011, the Company changed its segment reporting to reflect the current and foreseeable nature of its business operations. The former wound care, wound closure and specialty securement devices and skin care segments no longer reflect how the Company operates its business. The previously reported wound care segment reflected the combined operating activities of the advanced and traditional wound care products. Under the new reporting format they are separately identified and form the basis for two new reporting segments. The previously reported wound closure and specialty securement devices and skin care operating segments are now combined into the traditional wound care segment. A new segment was created to reflect the Company’s significant investment in pharmaceutical products. The three and six months ended June 30, 2011 has been restated to conform to the new segment reporting.

The Company currently operates in three segments: advanced wound care, traditional wound care and pharmaceutical wound care products. They are managed separately as each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated dressings, bandages and ointments designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity related dressings, ointments, gauze bandages, adhesive bandages, wound closer strips, catheter fasteners and skin care products. Pharmaceutical wound care products consist of DSC127, a novel product for the treatment of diabetic foot ulcers which is presently under development.

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

Each operating segment is managed at the segment contribution level consisting of gross profit minus direct expense consisting of distribution, marketing, sales, research and development and intangible amortization expenses. Expenses are allocated directly by segment to the extent possible. Expenses common to all three operating segments are allocated consistently using activity based assumptions. The aggregation or allocation of indirect expenses by segment is not practical.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

Operating segment sales, gross profit, segment contribution and other related information for 2012 and 2011 are as follows:

	Three Months Ended June 30, 2012
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$5,800,152	$11,809,647	$—	$—	$17,609,799
Gross profit	3,127,521	3,071,054	—	—	6,198,575
Direct expense	(5,101,082)	(1,136,273)	(1,532,058)	—	(7,769,413)
Segment contribution	$(1,973,651)	$1,934,781	($(1,532,058)	—	(1,570,838)
Indirect expenses				$(1,221,211)	(1,221,211)
Net loss					$(2,792,049)

	Three Months Ended June 30, 2011
Net sales	$3,808,092	$12,071,517	$—	$—	$15,879,609
Gross profit	1,833,433	2,793,382	—	—	4,626,815
Direct expense	(2,023,277)	(1,194,094)	(150,566)	—	(3,367,937)
Segment contribution	$(189,844)	$1,599,288	$(150,566)	—	1,258,878
Indirect expenses				$(1,810,173)	(1,810,173)
Net loss					$(551,295)

	Six Months Ended June 30, 2012
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$10,297,206	$22,589,959	$—	$—	$32,887,165
Gross profit	5,230,227	5,844,508	—	—	11,074,735
Direct expense	(8,228,560)	(2,252,113)	(2,657,093)	—	(13,137,766)
Segment contribution	$(2,998,333)	$3,592,395	$(2,657,093)	—	(2,063,031)
Indirect expenses				$(3,267,919)	(3,267,919)
Net loss					$(5,330,950)

	Six Months Ended June 30, 2011
Net sales	$7,393,264	$22,857,615	$—	$—	$30,250,879
Gross profit	3,448,402	5,606,794	—	—	9,055,196
Direct expense	(3,931,246)	(2,343,487)	(294,394)	—	(6,569,127)
Segment contribution	$(482,844)	$3,263,307	$(294,394)	—	2,486,069
Indirect expenses				$(3,584,427)	(3,584,427)
Net loss					$(1,098,358)

The following table presents net sales by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	72%	66%	71%	66%
Canada	20%	26%	21%	26%
Other	8%	8%	8%	8%

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2012, the Company had a major Canadian customer comprising 20% of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at June 30, 2012.

7.	Income Taxes

The following table summarizes the income tax expense and effective tax rate for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Income tax (benefit) expense	$(1,804,187)	$1,743
Effective tax rate	39.3%	(0.3%)

	Six Months Ended June 30,
	2012	2011
Income tax (benefit) expense	$(1,802,951)	$75,142
Effective tax rate	25.3%	(7.3%)

The income tax benefit for the three months and six months ended June 30, 2012, principally reflects a $1,887,383 deferred tax benefit associated with the reduction in the Company’s U.S. valuation allowance. This benefit reflects the adjustment to record the deferred tax asset and liability (principally related to the non-deductible intangible assets acquired) associated with the acquisition of MedEfficiency at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse. In addition, deferred income tax expense for 2012 and 2011 related to indefinite lived intangibles and an income tax expense for 2012 and benefit for 2011 related to foreign operations was recognized.

8.	Subsequent Event

Quick-Med Technologies License Agreement

On July 12, 2012 (the “effective date”), the Company entered into a patent and technology license agreement (the “Agreement”) with Quick- Med Technologies, Inc. (“QMT”) relating to QMT’s proprietary anti-microbial technology (the “Technology”). The Company, pursuant to the prior patent and technology license agreement with QMT, dated March 23, 2007 (the “Prior Agreement”) as previously disclosed, has been utilizing the Technology in a series of wound care products and intends to continue to do so under the Agreement. The Agreement supersedes the Prior Agreement, which was terminated as of the effective date.

Under the Agreement, QMT granted to the Company an exclusive, royalty-bearing right and license to make, use and sell products incorporating the Technology worldwide, except for India (the “Territory”). If the Company does not achieve the first commercial sale of a product incorporating the Technology in Europe and in Asia and Central and South America by certain dates, QMT has the right, as its sole remedy, to either terminate the Agreement or convert the exclusive license in the Territory to a non-exclusive license. Unless otherwise terminated pursuant to the Agreement, the term of the Agreement extends from the effective date until, with respect to each country in the Territory, the expiration of the last to expire of the patent rights in that country.

The Company agreed to pay to QMT an upfront license fee of $1,300,000. In addition to the upfront license fee, royalties are payable to QMT based upon a sliding scale starting at 8.5% of the Company’s net sales of products incorporating the Technology and declining as net sales increase. The Agreement also requires the Company to make certain milestone payments to QMT based upon the achievement of certain net sales levels for four consecutive calendar quarters.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

In the event that, for a given calendar year, the Company fails to meet a minimum net sales requirement under the Agreement, QMT has the right, as its sole remedy, to either terminate the Agreement or convert the exclusive license in the Territory to a non-exclusive license, unless certain conditions are met.

In the event that QMT desires to sell the Technology, patent rights and improvements or QMT receives a bona fide offer from an unaffiliated third party to purchase the same during the term of the Agreement, the Company has the right of first negotiations or right of first refusal, respectively, relating to any such sale.

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

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Overview

Operating Results of Quarters Ended June 30, 2012 and 2011

The following table highlights the operating results of the quarters ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Variance
	2012	2011
Gross sales	$20,159,902	$18,525,485	$1,634,417	8.8%
Sales adjustments	(2,550,103)	(2,645,876)	95,773	(3.6%)
Net sales	17,609,799	15,879,609	1,730,190	10.9%
Cost of sales	11,411,224	11,252,794	158,430	1.4%
Gross profit	6,198,575	4,626,815	1,571,760	34.0%
Selling, general and administrative expense	9,229,184	4,945,322	4,283,862	86.6%
Research and development expense	1,515,329	150,566	1,364,763	(906.4%)
Interest (income) expense	(5,771)	121,800	(127,571)	(104.7%)
Other expense (income), net	56,069	(41,321)	97,390	235.6%
Total expenses	10,794,811	5,176,367	5,618,444	108.5%
Loss before income taxes	(4,596,236)	(549,552)	(4,046,684)	(736.3%)
Income tax (benefit) expense	(1,804,187)	1,743	(1,805,930)
Net loss	$(2,792,049)	$(551,295)	$(2,240,754)	406.4%

Gross to Net Sales Adjustments

Gross to net sales adjustments were comprised of the following:

	Quarter Ended June 30,
	2012	2011
Gross sales	$20,159,902	$18,525,485
Trade rebates	(1,856,329)	(1,927,797)
Distributor fees	(323,431)	(339,958)
Sales incentives	(149,391)	(200,716)
Returns and allowances	(92,318)	(54,242)
Cash discounts	(128,634)	(123,163)
Total adjustments	(2,550,103)	(2,645,876)
Net sales	$17,609,799	$15,879,609

Trade rebates decreased in 2012 versus 2011 principally due to lower sales in Canada, partially offset by an increase in the rebate percentage due to a change in product mix towards higher rebated products. The decrease in distribution fee expense was commensurate with the decrease in Canadian sales upon which it is based, partially offset by a cost increase due to higher fuel surcharges. The decrease in sales incentive expense reflected discontinuation of a sales incentive program with a major customer in the second quarter of 2011. The sales returns and allowances change reflects higher sales returns during the second quarter 2012 versus 2011 due to timing. The increase in cash discounts principally reflected an increase in U.S. sales to customers who took the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended June 30, 2012 and 2011 were as follows:

	June 30,
	2012	2011
Beginning balance – April 1	$2,057,381	$2,527,995
Rebates paid	(1,897,233)	(2,072,528)
Rebates accrued	1,856,329	1,927,797
Ending balance – June 30	$2,016,477	$2,383,264

The $40,904 decrease in the trade rebate reserve balance at June 30, 2012 from March 31, 2012 principally reflects a decrease in sales subject to rebate in Canada. There has been no other significant change in the nature of our business during 2012 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended June 30, 2012 versus 2011:

	Quarter Ended June 30,		Variance
	2012	2011
Net Sales	$17,609,799	$15,879,609	$1,730,190	10.9%
Cost of sales	11,411,224	11,252,794	158,430	1.4%
Gross Profit	$6,198,575	$4,626,815	$1,571,760	34.0%
Gross Profit %	35.2%	29.1%

Net sales increased $1,730,190, or 10.9% (12.0% adjusted for exchange), in 2012 versus 2011. Advanced wound care sales increased $1,992,060, or 52.3%, to $5,800,152 in 2012 from $3,808,092 in 2011. Traditional wound care sales decreased $261,870, or 2.2%, to $11,809,647 in 2012 from $12,071,517 in 2011.

Sales from U.S. distribution points increased $2,307,002, or 20.3%, to $13,688,173 in 2012 from $11,381,171 in 2011. The increase was driven by higher advanced wound care sales of $1,950,278, or 61.5%, and traditional wound care sales of $356,724, or 4.3%. Excluding incremental TCC sales of $1,083,544, related to the MedEfficiency acquisition in April 2012, U.S. advanced wound care sales increased $866,734, or 27.3%, led by sales of Medihoney and Xtrasorb. The traditional wound care sales increase was driven by higher first aid products sales and higher private label sales. Sales from our Canadian location decreased $653,193, or 16.3% (12.1% adjusted for exchange) to $3,344,576 in 2012 from $3,997,769 in 2011. This decrease was driven by lower end user demand of 7.9% from 2011 and distributor demand of 3.2% from 2011, as well as unfavorable exchange of $168,444 associated with a 4.4% weakening of the Canadian dollar. The lower demand principally reflected the impact of lost business and a reduction in the amount of inventory being carried by our exclusive Canadian distributor. International sales increased $76,381, or 15.3% (18.1% adjusted for exchange), to $577,050 in 2012 from $500,669 in 2011. The increase was driven by higher advanced wound care sales of $56,317 and traditional wound care sales of $20,064. The increase in advanced wound care sales continues to reflect our expanded sales and marketing efforts to grow these products.

Gross profit increased $1,571,760, or 34.0%, in 2012 versus 2011. Advanced wound care gross profit increased $1,294,088, or 70.6%, to $3,127,521 in 2012 from $1,833,433 in 2011. Traditional wound care gross profit increased $277,672, or 10.0%, to $3,071,054 in 2012 from $2,793,382 in 2011. The overall gross profit margin percentage increased to 35.2% in 2012 from 29.1% in 2011. The increase in gross profit dollars reflects higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflects the impact of a change in the product sales mix in both advanced wound care sales and traditional wound care sales to higher margined products and a decrease in Canadian manufacturing costs due to greater efficiencies, partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2012 versus 2011:

	Quarter Ended June 30,		Variance
	2012	2011
Distribution	$511,949	$453,817	$58,132	12.8%
Marketing	1,100,114	613,238	486,876	79.4%
Sales	3,657,147	1,871,815	1,785,332	95.4%
General and administrative	3,959,974	2,006,452	1,953,522	97.4%
Total	$9,229,184	$4,945,322	$4,283,862	86.6%

Selling, general and administrative expenses increased $4,283,862, or 86.6% (87.5% adjusted for exchange), in 2012 versus 2011, which included a decrease of $41,821 attributable to exchange.

Distribution expense increased $58,132, or 12.8% (13.5% adjusted for exchange), in 2012 versus 2011, including a decrease of $3,290 due to exchange. The increase reflects higher operating and maintenance costs of the Houston and Canadian facilities.

Marketing expense increased $486,876, or 79.4% (79.7% adjusted for exchange), in 2012 versus 2011, including a decrease of $1,923 due to exchange. Excluding incremental marketing costs of $100,144 associated with the MedEfficiency operations, marketing costs increased $386,732 or 63.0%. The increase was attributable to higher U.S. related compensation and benefit and travel expense associated with new marketing and clinical personnel added in 2012 and promotion expense in support of our advanced wound care growth initiatives.

Sales expense increased $1,785,332, or 95.4% (96.2% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $1,686,873. Excluding incremental sales expenses of $384,337 associated with the MedEfficiency operations, U.S. sales costs increased $1,400,995 or 74.8%. This increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel, recruiting and sample expenses associated with the expansion of the advanced wound care sales force from 20 to 38 representatives that began in the third quarter of 2011. Incremental MedEfficiency sales costs consisted of compensation and benefits, commission, travel, recruiting and sample expenses associated with five regional sales specialists and a Vice President of National Accounts incurred since the April 16, 2012 acquisition. Expenses in Canada increased $795 (including a $11,201 decrease related to exchange) due to higher compensation and benefit and travel expense due to the addition of a sales representative partially offset by lower group purchasing organization fees due to lower related sales on which it is based. International expenses increased $97,664 (including a $4,478 decrease related to exchange) due principally to higher compensation and benefit and travel expense associated with new sales personnel associated with the build-up of our international sales force in the second half of 2011 and first half of 2012.

General and administrative expenses increased $1,953,522, or 97.4% (98.4% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $1,764,077. MedEfficiency transaction and integration related expenses of $787,208 and $296,395 of other general and administrative expenses contributed to the U.S. general and administrative expense increase during the quarter. Excluding the incremental MedEfficiency general and administrative expenses of $1,083,603, U.S. general and administrative costs increased $680,474 or 33.9%. This increase reflected compensation and benefit expenses due to annual increases and the addition of two finance positions and a human resource position, coupled with higher equity based compensation and executive bonuses, professional services, board, and investor relations expenses, which were partially offset by lower amortization and travel expenses. Expenses in Canada increased $195,099 (including a $20,315 decrease related to exchange). Net of exchange, expenses increased $215,414 due principally to higher compensation and benefit due to annual increases and the addition of a materials management position in the fourth quarter of 2011, equity based compensation and computer and professional services expenses. International expenses decreased $5,654 (including a $614 decrease related to exchange).

Research and Development Expense

Research and development expense increased $1,364,763 to $1,515,329 in 2012 from $150,566 in 2011. The increase reflected the ongoing ramp up of DSC127 Phase 3 preparation related expenses.

Interest (Income) Expense

Interest (income) expense decreased $127,571 from an expense of $121,800 in 2011 to income of $5,771 in 2012. The change was attributable to the payoff of our line of credit balance in July 2011 coupled with interest income generated in 2012 from investments.

Other (Income) Expense, net

Other income decreased $97,390 to an expense of $56,069 in 2012 from income of $41,321 in 2011 due principally to a reduction in exchange gains.

Income Taxes

Income tax expense decreased $1,805,930 to a benefit of $1,804,187 in 2012 from an expense $1,743 in 2011. The income tax benefit for the three months ended June 30, 2012, principally reflected a $1,887,383 deferred tax benefit associated with the reduction in the Company’s U.S. valuation allowance. This benefit reflected the adjustment to record the deferred tax asset and liability (principally related to the non-deductible intangible assets acquired) associated with the acquisition of MedEfficiency at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse. In addition, deferred income tax expense for 2012 and 2011 related to indefinite lived intangibles and an income tax expense for 2012 and benefit for 2011 related to foreign operations that was recognized.

Net Loss

We generated a net loss of $2,792,049, or $0.23 per share (basic and diluted), in 2012 compared to a net loss of $551,295, or $0.07 per share (basic and diluted), in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Overview

Operating Results of Six Months Ended June 30, 2012 and 2011

The following table highlights the operating results of the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Variance
	2012	2011
Gross sales	$37,703,008	$35,647,682	$2,055,326	5.8%
Sales adjustments	(4,815,843)	(5,396,803)	580,960	(10.8%)
Net sales	32,887,165	30,250,879	2,636,286	8.7%
Cost of sales	21,812,430	21,195,683	616,747	2.9%
Gross profit	11,074,735	9,055,196	2,019,539	22.3%
Selling, general and administrative expense	15,588,274	9,683,339	5,904,935	61.0%
Research and development expense	2,630,027	294,394	2,335,633	793.3%
Interest (income) expense	(10,850)	215,429	(226,279)	(105.0%)
Other expense (income), net	1,185	(114,750)	115,935	101.0%
Total expenses	18,208,636	10,078,412	8,130,224	80.7%
Loss before income taxes	(7,133,901)	(1,023,216)	(6,110,685)	597.2%
Income tax (benefit) expense	(1,802,951)	75,142	(1,878,093)
Net loss	$(5,330,950)	$(1,098,358)	$(4,232,592)	385.3%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2012	2011
Gross sales	$37,703,008	$35,647,682
Trade rebates	(3,500,491)	(3,961,465)
Distributor fees	(627,702)	(690,506)
Sales incentives	(253,656)	(373,228)
Returns and allowances	(177,573)	(118,599)
Cash discounts	(256,421)	(253,005)
Total adjustments	(4,815,843)	(5,396,803)
Net sales	$32,887,165	$30,250,879

Trade rebates decreased in 2012 versus 2011 principally due to lower sales in Canada, partially offset by an increase in the rebate percentage due to a change in the product mix towards higher rebated products. The decrease in distribution fee expense was commensurate with the decrease in Canadian sales upon which it is based, partially offset by an increase in cost due to higher fuel surcharges. The decrease in sales incentive expense reflected discontinuation of a sales incentive program with a major customer in the second quarter of 2011. The sales returns and allowances change reflected higher sales returns during 2012 versus 2011 due to timing. The increase in cash discounts principally reflects an increase in U.S. sales to customers who took the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the six months ended June 30, 2012 and 2011 were as follows:

	June 30,
	2012	2011
Beginning balance – January 1	$2,195,006	$3,033,091
Rebates paid	(3,679,020)	(4,611,292)
Rebates accrued	3,500,491	3,961,465
Ending balance – June 30	$2,016,477	$2,383,264

The $178,529 decrease in the trade rebate reserve balance at June 30, 2012 from December 31, 2011 principally reflected a decrease in sales subject to rebate in Canada. There has been no other significant change in the nature of our business during 2012 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the six months ended June 30, 2012 versus 2011:

	Six Months Ended June 30,		Variance
	2012	2011
Net Sales	$32,887,165	$30,250,879	$2,636,286	8.7%
Cost of sales	21,812,430	21,195,683	616,747	2.9%
Gross Profit	$11,074,735	$9,055,196	$2,019,539	22.3%
Gross Profit %	33.7%	29.9%

Net sales increased $2,636,286, or 8.7% (9.5% adjusted for exchange), in 2012 versus 2011. Advanced wound care sales increased $2,903,942, or 39.3%, to $10,297,206 in 2012 from $7,393,264 in 2011. Traditional wound care sales decreased $267,656, or 1.2%, to $22,589,959 in 2012 from $22,857,615 in 2011.

Sales from U.S. distribution points increased $3,534,775, or 16.4%, to $25,117,892 in 2012 from $21,583,117 in 2011. The increase was driven by higher advanced wound care sales of $2,543,582, or 41.1%, and traditional wound care sales of $991,193, or 6.4%. Excluding incremental TCC sales of $1,083,544 related to the MedEfficiency acquisition in April 2012, advance wound care sales increased $1,460,038, or 23.6%, led by sales of Medihoney and Xtrasorb. The traditional wound care sales increase was driven by higher first aid products sales and higher private label sales. Sales from our Canadian location decreased $1,151,805, or 15.0%, to $6,531,775 in 2012 from $7,683,580 in 2011. This decrease was driven by lower end user demand of 4.8% from 2011 and distributor demand of 7.4% from 2011, as well as, unfavorable exchange of $223,100 associated with a 3.0% weakening of the Canadian dollar. The lower demand principally reflected the impact of lost business and a reduction in the amount of inventory being carried by our exclusive Canadian distributor. International sales increased $253,316, or 25.7% (28.4% adjusted for exchange), to $1,237,498 in 2012 from $984,182 in 2011. The increase was driven by higher advanced wound care sales of $219,731 and traditional wound care sales of $33,585. The increase in advanced wound care sales continues to reflect our expanded sales and marketing efforts to grow these products.

Gross profit increased $2,019,539, or 22.3%, in 2012 versus 2011. Advanced wound care gross profit increased $1,781,825, or 51.6%, to $5,230,227 in 2012 from $3,448,402 in 2011. Traditional wound care gross profit increased $237,714, or 4.3%, to $5,844,508 in 2012 from $5,606,794 in 2011. The overall gross profit margin percentage increased to 33.7% in 2012 from 29.9% in 2011. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected the impact of a change in the product sales mix in both advanced wound care sales and traditional wound care sales to higher margined products and a decrease in Canadian manufacturing costs due to greater efficiencies, partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2012 versus 2011:

	Six Months Ended June 30,		Variance
	2012	2011
Distribution	$1,008,200	$919,128	$89,072	9.7%
Marketing	1,707,436	1,039,578	667,858	64.2%
Sales	6,612,557	3,709,027	2,903,530	78.3%
General and administrative	6,260,081	4,015,606	2,244,475	55.9%
Total	$15,588,274	$9,683,339	$5,904,935	61.0%

Selling, general and administrative expenses increased $5,904,935, or 61.0% (61.6% adjusted for exchange), in 2012 versus 2011, including a decrease of $57,492 attributable to exchange.

Distribution expense increased $89,072, or 9.7% (10.2% adjusted for exchange), in 2012 versus 2011, which included a decrease of $4,524 due to exchange. The increase reflected higher operating and maintenance costs of the Houston and Canadian facilities.

Marketing expense increased $667,858, or 64.2% (64.6% adjusted for exchange), in 2012 versus 2011, including a decrease of $2,836 due to exchange. Excluding incremental marketing costs of $100,144 associated with the MedEfficiency operations, marketing costs increased $567,714 or 54.6%. The increase was attributable to higher U.S. related compensation and benefit, recruiting and travel expense associated with new marketing and clinical personnel added in 2012 and promotion expense in support of our advanced wound care growth initiatives.

Sales expense increased $2,903,530, or 78.3% (78.9% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $2,740,592. Excluding incremental sales expenses of $384,337 associated with the MedEfficiency operations, U.S. sales costs increased $2,356,255 or 63.5%. This increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel, recruiting and sample expenses associated with the expansion of the advanced wound care sales force from 20 to 38 representatives that began in the third quarter of 2011. Incremental MedEfficiency sales costs consisted of compensation and benefits, commission, travel, recruiting and sample expenses associated with five regional sales specialists and a Vice President of National Accounts incurred since the acquisition of MedEfficiency on April 16, 2012. Expenses in Canada increased $8,475 (including a $14,582 decrease related to exchange) as a result of higher compensation and benefit and travel expense due to the addition of a sales representative, partially offset by lower group purchasing organization fees due to lower related sales on which it is based. International expenses increased $154,463 (including a $7,431 decrease related to exchange) due principally to higher compensation and benefit and travel expense associated with new sales personnel related to the build-up of our international sales force in the second half of 2011 and first half of 2012.

General and administrative expenses increased $2,244,475, or 55.9% (56.6% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $1,953,804. Excluding incremental MedEfficiency general and administrative expenses of $1,197,274, U.S. general and administrative costs increased $756,530 or 18.8%. MedEfficiency incremental general and administrative expenses include transaction and integration related expenses of $900,879 and $296,395 of other general and administrative expenses. Additional U.S. general and administrative cost increases reflected higher compensation and benefit expenses due to annual increases and the addition of two finance positions and a human resource position, coupled with higher equity based compensation and executive bonuses, professional services, board, and investor relations expenses, which were partially offset by lower amortization and travel expenses. Expenses in Canada increased $298,910 (including a $27,241 decrease related to exchange). Net of exchange, expenses increased $326,151 due principally to higher compensation and benefit due to annual increases, and the addition of a materials management position in the fourth quarter of 2011, equity based compensation and computer and professional services expenses. International expenses decreased $8,239 (including a $877 decrease related to exchange).

Research and Development Expense

Research and development expense increased $2,335,633 to $2,630,027 in 2012 from $294,394 in 2011. The increase reflected the ongoing ramp up of DSC127 Phase 3 preparation related expenses.

Interest (Income) Expense

Interest (income) expense decreased $226,279 from an expense of $215,429 in 2011 to income of $10,850 in 2012. The change was attributable to the payoff of our line of credit balance in July 2011 coupled with interest income generated in 2012 from investments.

Other (Income) Expense, net

Other (income) expense decreased $115,935 to an expense of $1,185 in 2012 from income of $114,750 in 2011 due principally to a reduction in exchange gains.

Income Taxes

Income tax expense decreased $1,878,093 to a benefit of $1,802,951 in 2012 from an expense of $75,142 in 2011. The income tax benefit for the six months ended June 30, 2012 principally reflected a $1,887,383 deferred tax benefit associated with the reduction in the Company’s U.S. valuation allowance. This benefit reflected the adjustment to record the deferred tax asset and liability (principally related to the non-deductible intangible assets acquired) associated with the acquisition of MedEfficiency at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse. In addition, deferred income tax expense for 2012 and 2011 related to indefinite lived intangibles and an income tax expense for 2012 and benefit for 2011 related to foreign operations was recognized.

Net Loss

We generated a net loss of $5,330,950, or $0.46 per share (basic and diluted), in 2012 compared to a net loss of $1,098,358, or $0.16 per share (basic and diluted), in 2011.

Liquidity and Capital Resources

Cash Flow and Working Capital

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $13,599,726 and $17,110,350, respectively. The $3,510,624 decrease in cash reflects net cash used in operating activities of $7,169,579 and cash used in investing activities of $14,499,522, partially offset by cash provided by investing activities of $18,117,610, together with a positive exchange rate effect of $40,867.

Net cash used in operating activities of $7,169,579 resulted from $4,622,225 cash used in operations (net loss plus non-cash items) together with $2,547,354 cash used associated with the change in operating assets and liabilities. Higher research and development expense associated with pre-Phase 3 preparation costs and the adverse timing impact of advanced wound care growth related expenses preceding revenue growth were the main contributors of the cash used in operations. Higher inventory partially offset by lower prepaid expenses and other current assets were the main drivers behind the net cash used in the change in operating assets and liabilities. The increase in inventory principally reflects support for business growth. The decrease in prepaid expenses and other current assets was due to receipt of miscellaneous receivables and the timing related expense recognition of prepaid research and development and insurance expenses.

Net cash used in investing activities of $14,499,522 reflects $14,382,578 net cash used to complete the MedEfficiency acquisition and $409,944 of year to date capital expenditures, partially offset by $250,000 of cash provided from the sale of investments and $43,000 from the sale of equipment. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment for the expanded sales force.

Net cash provided by financing activities of $18,117,610 reflects net proceeds of $17,855,922 from the sale of 2,125,000 shares of common stock in April 2012 and $329,878, from the exercise of warrants and stock options, partially offset by the payment of payroll taxes related to stock compensation of $68,190 in connection with a net share settlement.

Working capital decreased $618,064 at June 30, 2012 to $34,237,416 from $34,855,480 at December 31, 2011. This decrease principally reflects the net cash outflow from operating activities, partially offset by net infusion of cash associated with the proceeds from the April 2012 sale of common stock, less the cash used to acquire MedEfficiency.

In July 2012, the Company entered into an exclusive royalty bearing patent and technology license agreement with Quick-Med Technologies, Inc. (“QMT”) relating to their proprietary anti-microbial technology. The Company had previously been utilizing this technology in a series of wound care products under an earlier agreement that granted the Company the right to use the technology in the U.S. and Canada at higher royalty rates. In exchange for the worldwide rights (excluding India) to this technology and lower prospective royalty rates, the Company paid QMT an upfront payment of $1,300,000 and agreed to make certain milestone payments based upon the achievement of certain sales levels.

The next Medihoney milestone payment is due when sales exceed $10,000,000 on a trailing twelve month basis. Achievement of the next milestone is expected in the second half of 2012.

Management believes that it has sufficient working capital on hand to support our existing operations for the next twelve months.

Prospective Assessment

Our strategic objective is to build our Company by both continuing to progress DSC127, with an initial indication of the treatment of diabetic foot ulcers, as well as in-licensing, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities (as evidenced by our acquisition of MedEfficiency and the patent and technology license with QMT) to leverage our core capabilities for growth, and will consider initiating additional development programs on new indications for DSC127. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, the sale of licensing rights to DSC127 and/or jointly developing products with third parties.

The launch of a number of new products in recent years and the acquisition of the MedEfficiency line of TCC products in April 2012, bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad. We continue to work on our pipeline and have identified several product line extensions and new products that are capable of contributing to future sales growth. Traditional wound care sales are expected to remain relatively stable.

Our strategy for growth is:

1.	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher margined advanced wound care products. In 2010, we in-licensed the worldwide rights to Medihoney. This has served as the catalyst for the expansion of our U.S., Canadian and international businesses. In 2012 we added 12 additional sales representatives for a total of 38, 5 TCC product specialists and a TCC VP National Accounts to the sales management team already in place in the U.S., and one additional sales representative in Canada and two in the UK. Additional sales representatives will continue to be added thereafter as needed to support the continued growth of the business. We have established a presence in Europe and the Middle East through a direct presence in the U.K. and distribution representatives in a number of other countries. We have established a presence in the Far East through a distribution representative in Australia and in Latin America through a local distribution representative. We plan to expand our sales and marketing in this and other areas of the world employing a direct sale force or distributor model as the basis for conducting business, as circumstances dictate.
2.	While the commercial launch of DSC127 is estimated to be three to four years away, we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. In February and May 2011, we reported positive top-line results for our DSC127 Phase 2 trial. In February 2012, we met with the FDA to discuss the results of our Phase 2 study and the design of our Phase 3 study. The Company plans to meet with the FDA in the fourth quarter

2012 for its formal end of Phase 2 meeting and, pending the FDA review process, to receive approval to proceed with our Phase 3 study. A separate meeting with the FDA is planned for 2013 to ensure everything is in place and being done to secure drug approval from a Chemistry, Manufacturing and Control (“CMC”) perspective. With the funds raised from our private placement sale of common stock and warrants in June 2011, as well as the funds from our recent offering in April 2012, we have started a number of initiatives to prepare for initiation of the Phase 3 program. Our toxicology and CMC programs are proceeding as planned. Significant progress has been made on drug active and drug product development and preparations for the manufacture and distribution of the clinical trial drug product supplies. Agreements have been signed and initial work orders approved with the Clinical Research Organization selected to manage the Phase 3 study and all major related service providers. The agreements signed to date are generally cancellable with 30 days notice. Should everything go according to plan, we will commence the Phase 3 study by the end of 2012. The cost of the preparation for Phase 3 along with the Phase 3 trial and bringing the product to market are presently estimated to be approximately $30 to $40 million. With available funds on-hand and those expected to be generated prospectively from ongoing operations, we do not anticipate the need at this time for additional capital to complete the Phase 3 trial for diabetic foot ulcers and to bring the product to market.
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

With the planned improvement in operations, expected working capital requirements and cash on-hand as of June 30, 2012, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 (especially given the recent issuance of two new patents which extend protection through 2032) will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the December 31, 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securites Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms.

During the six months ended June 30, 2012, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the Company’s Annual Report on Form 10-K filed with the Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $5,330,950 in the six months ended June 30, 2012 (unaudited), $4,340,411 for the year ended December 31, 2011, and additional losses in previous years. At June 30, 2012, we had an accumulated deficit of $33,467,277. We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of June 30, 2012, up to 4,908,085 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 12,837,441 shares of common stock outstanding as of June 30, 2012.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2007 through 2011 and the first six months of 2012 are set forth in the table below:

Derma Sciences, Inc.
Trading Range — Common Stock

Year	Low	High
2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012*	$6.94	$10.21

(*)	January 1 through June 30.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;

•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
10.1*	Patent and Technology License Agreement, dated July 12, 2012, between the Company and Quick-Med Technologies, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.
#	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.
Dated: August 13, 2012	By: /s/ John E. Yetter John E. Yetter, CPA Chief Financial Officer