Form 10-Q/A
period 2012-06-30
DERMA SCIENCES, INC.
filed 2012-08-30
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Derma Sciences, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), for the sole purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (Extensible Business Reporting Language) with detail tagging of the notes to the consolidated financial statements, as required by Rule 405 of Regulation S-T, within the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit	Description
10.1* ±	Patent and Technology License Agreement, dated July 12, 2012, between the Company and Quick-Med Technologies, Inc.
31.1±	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2±	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1±	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2±	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**#	XBRL Instance Document
101.SCH**#	XBRL Taxonomy Extension Schema Document
101.CAL**#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**#	XBRL Taxonomy Extension Presentation Linkbase Document

* We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

± Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 on August 13, 2012.

** Furnished herewith.

 # In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: August 30, 2012	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer