Form 10-Q
period 2012-09-30
DERMA SCIENCES, INC.
filed 2012-11-09
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-31070

Derma Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2328753
(State or other jurisdiction of Incorporation)	(IRS employer identification number)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: November 8, 2012	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 12,963,368

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$10,895,234	$17,110,350
Short-term investments	4,725,000	5,225,000
Accounts receivable, net	6,933,992	6,267,839
Inventories	14,482,733	10,530,721
Prepaid expenses and other current assets	1,987,313	2,099,197
Total current assets	39,024,272	41,233,107
Long-term investments	-	249,000
Equipment and improvements, net	3,378,765	3,489,194
Identifiable intangible assets, net	15,525,240	6,403,044
Goodwill	14,527,673	7,119,726
Other assets	141,537	129,821
Total Assets	$72,597,487	$58,623,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,771,026	$3,999,993
Accrued expenses and other current liabilities	2,901,545	2,377,634
Total current liabilities	7,672,571	6,377,627
Long-term liabilities	262,598	252,684
Deferred tax liability	1,693,745	1,146,047
Total Liabilities	9,628,914	7,776,358
Stockholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding 73,332 at September 30, 2012 and December 31, 2011 (liquidation preference of $3,222,368 at September 30, 2012)	733	733
Common stock, $.01 par value; shares authorized 25,000,000; issued and outstanding 12,957,923 at September 30, 2012 and 10,577,632 at December 31, 2011	129,579	105,776
Additional paid-in capital	97,708,900	77,374,821
Accumulated other comprehensive income – cumulative translation adjustments	1,651,644	1,502,531
Accumulated deficit	(36,522,283)	(28,136,327)
Total Stockholders’ Equity	62,968,573	50,847,534
Total Liabilities and Stockholders’ Equity	$72,597,487	$58,623,892

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,
	2012	2011
Net Sales	$19,649,773	$15,845,934
Cost of sales	12,741,599	11,096,315
Gross Profit	6,908,174	4,749,619
Operating Expenses
Selling, general and administrative	8,058,441	5,141,548
Research and development	1,923,670	200,541
Total operating expenses	9,982,111	5,342,089
Operating loss	(3,073,937)	(592,470)
Other (income) expense, net:
Interest (income) expense	(2,454)	44,470
Loss on debt extinguishment	-	176,101
Other (income) expense, net	(66,781)	58,537
Total other (income) expense, net	(69,235)	279,108
Loss before income taxes	(3,004,702)	(871,578)
Income tax expense (benefit)	50,304	(82,321)
Net Loss	(3,055,006)	(789,257)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	156,283	(431,383)
Comprehensive Loss	$(2,898,723)	$(1,220,640)
Net loss per common share – basic and diluted	$(0.24)	$(0.08)
Shares used in computing net loss per common share – basic and diluted	12,875,476	10,474,637

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net Sales	$52,536,938	$46,096,813
Cost of sales	34,554,029	32,291,998
Gross Profit	17,982,909	13,804,815
Operating Expenses
Selling, general and administrative	23,646,715	14,824,887
Research and development	4,553,697	494,935
Total operating expenses	28,200,412	15,319,822
Operating loss	(10,217,503)	(1,515,007)
Other (income) expense, net:
Interest (income) expense	(13,304)	259,899
Loss on debt extinguishment	-	176,101
Other income, net	(65,596)	(56,213)
Total other (income) expense, net	(78,900)	379,787
Loss before income taxes	(10,138,603)	(1,894,794)
Income tax benefit	(1,752,647)	(7,179)
Net Loss	(8,385,956)	(1,887,615)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	149,113	(272,045)
Comprehensive Loss	$(8,236,843)	$(2,159,660)
Net loss per common share – basic and diluted	$(0.69)	$(0.23)
Shares used in computing net loss per common share – basic and diluted	12,068,520	8,175,516

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net loss	$(8,385,956)	$(1,887,615)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of equipment and improvements	771,402	771,646
Amortization of intangible assets	1,177,804	1,245,300
Amortization of deferred financing costs	-	77,781
Non-cash portion of loss on debt extinguishment	-	112,336
Provision for bad debts	8,080	30,000
Allowance for sales adjustments	35,610	(15,095)
Provision for inventory obsolescence	171,595	441,243
Loss on disposal of equipment	25,885	2,730
Deferred rent expense	740	58,995
Compensation charge for stock options	1,363,031	715,180
Compensation charge for restricted stock units	307,257	243,124
Deferred income taxes	(1,799,970)	78,749
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(103,287)	(742,152)
Inventories	(3,847,932)	1,050,459
Prepaid expenses and other current assets	289,395	(952,280)
Other assets	(3,735)	(3,996)
Accounts payable	367,390	(361,097)
Accrued expenses and other current liabilities	195,562	(416,100)
Long-term liabilities	-	8,395
Net cash (used in) provided by operating activities	(9,427,129)	457,603
Investing Activities
Investment in acquired business, net of cash acquired	(14,357,578)	-
Purchase of investments	-	(4,730,000)
Proceeds from sale of investments	749,000	-
Purchase of equipment and improvements	(610,246)	(931,954)
Purchase of intangible assets	(1,300,000)	(1,000,000)
Proceeds from sale of equipment	43,000	-
Net cash used in investing activities	(15,475,824)	(6,661,954)
Financing Activities
Proceeds from the sale of common stock, net of issuance costs	18,763,633	26,984,569
Payment of withholding taxes related to employee stock compensation	(76,039)	-
Net change in bank line of credit	-	(3,075,555)
Long-term debt repayments	-	(5,851)
Net cash provided by financing activities	18,687,594	23,903,163
Effect of exchange rate changes on cash and cash equivalents	243	(39,632)
Net (decrease) increase in cash and cash equivalents	(6,215,116)	17,659,180
Cash and cash equivalents
Beginning of period	17,110,350	404,216
End of period	$10,895,234	$18,063,396
Supplemental disclosures of cash flow information:
Issuance of warrants and stock options for payment of offering costs	$-	$490,980
Cash paid during the year for:
Interest	$1,724	$234,935

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Information included in the consolidated balance sheet as of December 31, 2011 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

Principles of Consolidation – The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on knowledge of current events and actions which may be undertaken in the future, actual results may ultimately differ from these estimates. Estimates and assumptions are required in the determination of sales deductions for trade rebates, sales incentives, discounts and allowances. Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill, the valuation of inventory and the allocation of the acquisition purchase price.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2012 and 2011 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three and Nine Months Ended September 30,
	2012	2011
Dilutive shares:
Convertible preferred stock	73,332	73,332
Restricted share units	52,900	50,500
Warrants	2,951,404	3,065,702
Stock options	1,704,110	1,393,223

Total dilutive shares	4,781,746	4,582,757

2.	Acquisition

On April 16, 2012, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of MedEfficiency, Inc. (“MedEfficiency”) pursuant to the terms of the Agreement and Plan of Merger. The purchase price was $14,475,000 and was funded by the Company with cash on hand. The Company expects to incur transaction and transition related costs totaling $1,275,000 related to the purchase. Through September 30, 2012, $1,150,748 of these costs have been incurred and charged to selling, general and administrative expense.

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

The acquisition has been accounted for as a purchase. Accordingly, the results of operations of MedEfficiency have been included in the consolidated financial statements commencing April 17, 2012. A preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed is outlined below:

Current assets	$925,817
Equipment	29,579
Acquired intangible assets	9,000,000
Goodwill	7,407,947

Total assets acquired	17,363,343

Current liabilities	653,315
Deferred tax liability	2,352,450

Total liabilities assumed	3,005,765
Net assets acquired	$14,357,578

Purchase price	$14,475,000
Less cash acquired	117,422
Net cash paid	$14,357,578

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

Determination of this preliminary allocation of the purchase price required management of the Company to make estimates and assumptions. These estimates and assumptions are preliminary and subject to change. The Company has engaged an independent valuation specialist to conduct an analysis to assist management in determining the estimated fair value of the acquired intangible assets. The work performed by the independent valuation specialist, while not complete, has been considered in management’s estimate of the fair values reflected above. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on completion of the Company’s valuation study, which is expected to be completed in the fourth quarter 2012.

The acquired intangible assets consist of developed technology, customer relationships, a supply agreement, trade names and trademarks and non-compete agreements. Since the date of the acquisition, the acquired intangible assets have been amortized to cost of sales and operating expense over the preliminary estimate of their useful lives ranging from 1 to 15 years, with a weighted average useful life of 12.2 years. The Company recorded the excess of the purchase price over the estimated fair values of the identifiable assets acquired and liabilities assumed as goodwill. All of the assets acquired, including goodwill, and liabilities assumed are included in the Advanced Wound Care segment. While the acquired intangible assets are amortizable for financial reporting purposes, the acquired intangible assets and goodwill are not deductible for tax purposes. Deferred taxes have been recorded associated with the acquisition for the basis differences for financial reporting and income tax purposes for the acquired identifiable intangible assets at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse (see footnote 7).

The Company has retained certain MedEfficiency personnel to perform sales and marketing, manufacturing and distribution activities on a permanent and transitional basis. MedEfficiency manufacturing and distribution operations at the Colorado location were terminated during the third quarter 2012, and integrated into the Toronto, Canada and St. Louis, Missouri locations.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net Sales	$19,649,773	$17,032,536	$53,924,427	$49,323,749

Net Loss	$(3,231,696)	$(863,853)	$(8,898,587)	$(482,543)

Net Loss per common share-basic and diluted	$(0.25)	$(0.08)	$(0.74)	$(0.06)

Weighted average number of shares – basic and diluted	12,875,476	10,474,637	12,068,520	8,175,516

3.	Cash and Cash Equivalents and Investments

The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less. The Company considers highly liquid investments purchased with an original maturity greater than three months as investments.

Cash and cash equivalents and investments at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Cash	$4,604,994	$4,986,234
Money market accounts	-	2,706,863
Mutual funds	6,290,240	9,417,253

Cash and cash equivalents	10,895,234	17,110,350
Investments	4,725,000	5,474,000
Total cash and cash equivalents and investments	$15,620,234	$22,584,350

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

The following table provides fair value information as of September 30, 2012:

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$10,895,234	$10,895,234	$-	$-
Investments	4,725,000	4,714,322	-	-

Total	$15,620,234	$15,609,556	$-	$-

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

4.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	September 30, 2012	December 31, 2011
Finished goods	$10,028,368	$7,625,009
Work in process	825,645	664,272
Packaging materials	1,283,457	985,600
Raw materials	2,345,263	1,255,840
Total inventory	$14,482,733	$10,530,721

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

5.	Stockholders’ Equity

Common Stock

On April 5, 2012, the Company raised $17,799,874 (net of $1,856,376 in commission and other offering expenses) from the sale of 2,125,000 shares of the Company’s common stock at $9.25 per share. The Company plans to use the net proceeds from the offering for the continued development of its pharmaceutical product DSC127 and for general corporate purposes.

On May 30, 2012, shareholders of the Company approved the proposal to increase the number of authorized shares of common stock from 18,750,000 to 25,000,000. On June 11, 2012, the Company amended its Articles of Incorporation to reflect the increase in the number of authorized shares of common stock.

During the nine months ended September 30, 2012, the Company issued: 210,405 shares of common stock upon the exercise of stock purchase warrants and options and received $963,759 (net of $27,444 in expenses); 42,386 net shares of common stock in connection with the vesting of 50,500 shares of restricted common stock net of the shares withheld for payment of withholding taxes; and 2,500 shares of common stock to a retiring director of the Company for past services.

Stock Purchase Warrants

At September 30, 2012, the Company had warrants outstanding to purchase 2,951,404 shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

J	200,893	$6.16	May 31, 2013
K	389,064	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	284,567	$5.50	February 22, 2015
P	4,695	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016
Total	2,951,404

In 2012, 47,333 series O warrants and 66,965 series J were exercised on a cash basis.

Equity Based Compensation

On May 30, 2012, the Company’s shareholders approved the Derma Sciences, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan consolidates the Company’s Amended and Restated Stock Option and Restricted Stock Plans (the “Prior Plans”) and updates them to comply with current incentive compensation business practices and regulations governing awards thereunder. The Prior Plans terminated upon approval of the 2012 Plan and no further awards will be made under the Prior Plans. However, outstanding awards granted under the Prior Plans before the approval of the 2012 Plan continue to be governed by the terms of the Prior Plans. The number of shares of common stock authorized to be issued pursuant to the 2012 Plan is 2,812,500, which is equal to the number of shares reserved for issuance under the Prior Plans. The 2012 Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At September 30, 2012, options to purchase 1,682,235 shares and 52,900 restricted share units were issued and outstanding under the 2012 Plan and 909,206 shares were available for grant.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

Stock Options

The 2012 Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

The Company has previously granted nonqualified stock options to employees, non-employee directors, and consultants outside of the Plan (“non-plan options”). All non-plan options were granted at the fair market value at the date of grant. As of September 30, 2012, non-plan options to purchase 21,875 shares of the Company’s common stock were issued and outstanding.

For the three and nine months ended September 30, 2012 and 2011, the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.90%	1.29%	1.12%	2.07%
Volatility factor	72.2%	76.6%	74.4%	75.6%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25

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

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2012 was as follows:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2012	1,582,683	$5.82
Granted	259,410	$8.88
Exercised	(115,658)	$4.32
Forfeited	(22,325)	$5.52

Outstanding – September 30, 2012	1,704,110	$6.39
Expected to vest – September 30, 2012	1,687,069	$6.39
Exercisable at September 30, 2012	1,206,840	$5.77

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

During 2012 the Company granted 190,710 service based options and 68,700 performance based options to Company employees, directors and consultants. The weighted average fair value per share of options granted during the nine months ended September 30, 2012 was $5.86. The intrinsic value of options exercised in 2012 was $573,853.

During the three and nine months ended September 30, 2012 and 2011, stock option compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$9,362	$22,863	$30,427	$58,533
Selling, general and administrative expenses	286,402	199,889	1,301,442	656,647
Research and development	13,913	-	31,162	-

Total stock option compensation expense	$309,677	$222,752	$1,363,031	$715,180

As of September 30, 2012, there was $1,095,498 of unrecognized compensation cost related to nonvested service based awards and $107,156 related to nonvested performance based awards granted under the plan. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.54 years for the service and 0.32 years for the performance based awards.

Restricted Share Units

The Company has issued unvested restricted share units to employees and directors of the Company with vesting terms of one year from date of grant. The fair value is equal to the market price of the Company’s common stock on the grant date. Expense for restricted share awards is amortized ratably over the vesting period for the awards.

The following table summarizes the restricted share unit activity for the period:

	Number of Shares	Weighted Average Fair Value
Unvested January, 1, 2012	51,500	$7.07

Granted	51,900	8.85
Vested	(50,500)	7.05
Cancelled	-
Unvested, September 30, 2012	52,900	$8.83

In connection with the vesting of restricted share unit awards during the nine months ended September 30, 2012, 8,114 common stock shares with a fair value of $76,039 were withheld in satisfaction of employee tax withholding obligations.

During the three and nine months ended September 30, 2012 and 2011, restricted share unit compensation expense was recorded as follows:

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$-	$3,712	$-	$11,137
Selling, general and administrative expenses	109,289	85,332	307,257	231,987
Total restricted share unit compensation expense	$109,289	$89,044	$307,257	$243,124

As of September 30, 2012, there was $223,315 of unrecognized compensation cost related to unvested restricted share units.

In consideration of prior service to the Company, a retiring director received 2,500 shares of common stock, acceleration of vesting of any unvested restricted share units and extension of the date to exercise vested stock options to 36 months (versus 90 days) as of the date of the retirement. The Company recorded $129,498 of selling, general and administrative expense for the nine months ended September 30, 2012 in connection with these benefits.

Shares Reserved for Future Issuance

At September 30, 2012, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – B)	73,332
Common stock options outstanding	1,704,110
Common stock warrants outstanding	2,951,404
Restricted share units outstanding	52,900
Common stock equivalents available for grant	909,206
Total common stock shares reserved	5,690,952

6.	Operating Segments

The Company operates in three segments: advanced wound care, traditional wound care and pharmaceutical wound care products. They are managed separately as each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated dressings, bandages and ointments designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity related dressings, ointments, gauze bandages, adhesive bandages, wound closer strips, catheter fasteners and skin care products. Pharmaceutical wound care products consist of DSC127, a novel product for the treatment of diabetic foot ulcers which is presently under development.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

Each operating segment is managed at the segment contribution level consisting of gross profit minus direct expense consisting of distribution, marketing, sales, research and development and intangible amortization expenses. Expenses are allocated directly by segment to the extent possible. Expenses common to all three operating segments are allocated consistently using activity based assumptions. The aggregation or allocation of indirect expenses by segment is not practical. The Company has reclassified intangible amortization expense from an indirect expense to a direct expense for 2011 to conform to the current year presentation.

Operating segment sales, gross profit, segment contribution and other related information for 2012 and 2011 are as follows:

	Three Months Ended September 30, 2012
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$6,829,168	$12,820,605	$-	$-	$19,649,773
Gross profit	3,557,759	3,350,415	-	-	6,908,174
Direct expense	(4,466,645)	(1,058,973)	(1,935,919)	-	(7,461,537)
Segment contribution	$(908,886)	$2,291,442	$(1,935,919)	-	(553,363)
Indirect expenses				$(2,501,643)	(2,501,643)

Net loss					$(3,055,006)

	Three Months Ended September 30, 2011
Net sales	$4,077,575	$11,768,359	$-	$-	$15,845,934
Gross profit	1,882,756	2,866,863	-	-	4,749,619
Direct expense	(2,133,792)	(1,140,040)	(200,541)	-	(3,474,373)
Segment contribution	$(251,036)	$1,726,823	$(200,541)	-	1,275,246
Indirect expenses				$(2,064,503)	(2,064,503)

Net loss					$(789,257)

	Nine Months Ended September 30, 2012
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$17,126,374	$35,410,564	$-	$-	$52,536,938
Gross profit	8,787,986	9,194,923	-	-	17,982,909
Direct expense	(12,695,205)	(3,311,086)	(4,593,012)	-	(20,599,303)
Segment contribution	$(3,907,219)	$5,883,837	$(4,593,012)	-	(2,616,394)
Indirect expenses				$(5,769,562)	(5,769,562)

Net loss					$(8,385,956)

	Nine Months Ended September 30, 2011
Net sales	$11,470,841	$34,625,972	$-	$-	$46,096,813
Gross profit	5,083,669	8,721,146	-	-	13,804,815
Direct expense	(6,064,932)	(3,483,632)	(494,935)	-	(10,043,499)
Segment contribution	$(981,263)	$5,237,514	$(494,935)	-	3,761,316
Indirect expenses				$(5,648,931)	(5,648,931)

Net loss					$(1,887,615)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

The following table presents net sales by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

United States	70%	76%	70%	72%
Canada	22%	20%	21%	24%
Other	8%	4%	9%	4%

For the nine months ended September 30, 2012 and 2011, the Company had a major Canadian customer comprising 20% and 23%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at September 30, 2012.

7.	Income Taxes

The following table summarizes the income tax expense and effective tax rate for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011

Income tax expense (benefit)	$50,304	$(82,321)
Effective tax rate	(1.7%)	9.4%

	Nine Months Ended September 30,
	2012	2011

Income tax benefit	$(1,752,647)	$(7,179)
Effective tax rate	17.3%	0.4%

The income tax expense and benefit for the three months ended September 30, 2012 and 2011 consisted of a U.S. deferred income tax expense related to indefinite lived intangible assets and an income tax expense for 2012 and benefit for 2011 related to foreign operations. In addition, the U.S. income tax expense for the three months ended September 30, 2012 was reduced by a deferred income tax benefit from periodic amortization of nondeductible acquired intangible assets.

Income tax benefit for the nine months ended September 30, 2012 consisted of a $1,887,383 deferred tax benefit associated with the reduction in the Company’s U.S. valuation allowance. This benefit reflected the adjustment to record the deferred tax asset and liability (principally related to the non-deductible intangible assets acquired) associated with the April 16, 2012 acquisition of MedEfficiency (see footnote 2) at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse. The Company concluded that it was more likely than not these deferred tax liabilities will provide a source of positive evidence for releasing the valuation allowance against certain domestic deferred tax assets resulting in a non-cash tax benefit for the nine months ended September 30, 2012, which is considered a discrete event for 2012. A U.S. deferred income tax expense was recorded in 2012 and 2011 due to indefinite lived intangible assets reduced in 2012 by an income tax benefit related to the periodic amortization of the acquired tangible assets. Foreign income tax expense for 2012 and benefit for 2011 was also recognized.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

8.	Commitments

Quick-Med Technologies License Agreement

On July 12, 2012, the Company entered into a patent and technology license agreement (the “Agreement”) with Quick- Med Technologies, Inc. (“QMT”) relating to QMT’s proprietary anti-microbial technology (the “Technology”). The Company, pursuant to the prior patent and technology license agreement with QMT, dated March 23, 2007 (the “Prior Agreement”), has been utilizing the Technology in a series of wound care products and intends to continue to do so under the Agreement. The Agreement supersedes the Prior Agreement, which was terminated as of the effective date.

Under the Agreement, QMT granted to the Company an exclusive, royalty-bearing right and license to make, use and sell products incorporating the Technology worldwide, except for India (the “Territory”). If the Company does not achieve the first commercial sale of a product incorporating the Technology in Europe and in Asia and Central and South America by certain dates, or in the event that, for a given calendar year, the Company fails to meet a minimum net sales requirement under the Agreement, QMT has the right, as its sole remedy, to either terminate the Agreement or convert the exclusive license in the Territory to a non-exclusive license. Unless otherwise terminated pursuant to the Agreement, the term of the Agreement continues, with respect to each country in the Territory, until the expiration of the patent rights in that country.

The Company paid QMT an upfront license fee of $1,300,000. This upfront fee has been capitalized as an identifiable intangible asset and is being amortized over its estimated useful life of seven years. In addition to the upfront license fee, royalties are payable to QMT based upon a sliding scale starting at 8.5% of the Company’s net sales of products incorporating the Technology and declining as net sales increase. The Agreement also requires the Company to make certain milestone payments to QMT based upon the achievement of certain net sales levels for four consecutive calendar quarters.

In the event that QMT desires to sell the Technology, patent rights and improvements or QMT receives a bona fide offer from an unaffiliated third party to purchase the same during the term of the Agreement, the Company has the right of first negotiations or right of first refusal, respectively, relating to any such sale.

Comvita Licensing Agreement

In October 2012, the Company met the criteria for payment of the second Medihoney milestone payment under its license agreement with Comvita New Zealand Limited based on achieving Medihoney sales in excess of $10,000,000 during a twelve month period. Accordingly, a $1,000,000 obligation was incurred and payable in November 2012. The milestone payment will be recorded as an addition to the Medihoney license intangible asset and amortized to cost of sales over the useful life of this asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of Derma Sciences, Inc. and its subsidiaries (“we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates, current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this Report entitled “Risk Factors,” as well as our Annual Report on Form 10-K filed on March 28, 2012 and other filings with the Commission. Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Overview

Operating Results of Quarters Ended September 30, 2012 and 2011

The following table highlights the operating results of the quarters ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Variance
	2012	2011
Gross sales	$22,534,651	$18,129,666	$4,404,985	24.3%
Sales adjustments	(2,884,878)	(2,283,732)	(601,146)	26.3%
Net sales	19,649,773	15,845,934	3,803,839	24.0%
Cost of sales	12,741,599	11,096,315	1,645,284	14.8%
Gross profit	6,908,174	4,749,619	2,158,555	45.4%

Selling, general and administrative expense	8,058,441	5,141,548	2,916,893	56.7%
Research and development expense	1,923,670	200,541	1,723,129	859.2%
Interest (income) expense	(2,454)	44,470	(46,924)
Loss on debt extinguishment	-	176,101	(176,101)
Other (income) expense, net	(66,781)	58,537	(125,318)
Total expenses	9,912,876	5,621,197	4,291,679	76.3%
Loss before income taxes	(3,004,702)	(871,578)	(2,133,124)	244.7%
Income tax expense (benefit)	50,304	(82,321)	132,625
Net loss	$(3,055,006)	$(789,257)	$(2,265,749)	287.1%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended September 30,
	2012	2011
Gross sales	$22,534,651	$18,129,666
Trade rebates	(2,181,267)	(1,687,067)
Distributor fees	(396,289)	(283,598)
Sales incentives	(116,539)	(111,275)
Returns and allowances	(43,497)	(68,180)
Cash discounts	(147,286)	(133,612)
Total adjustments	(2,884,878)	(2,283,732)
Net sales	$19,649,773	$15,845,934

Trade rebates increased in 2012 versus 2011 principally due to higher sales in Canada, partially offset by a decrease in the rebate percentage due to a change in product mix towards lower rebated products. The increase in distribution fee expense is commensurate with the increase in Canadian sales upon which it is based and a cost increase due to a higher related fuel surcharge. The increase in sales incentive expense reflected higher sales subject to the incentives. The sales returns and allowances change reflected lower sales returns during the third quarter 2012 versus 2011 due to timing. The increase in cash discounts principally reflected an increase in U.S. sales to customers who took the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended September 30, 2012 and 2011 were as follows:

	September 30,
	2012	2011
Beginning balance – July 1	$2,016,477	$2,383,264
Rebates paid	(1,815,427)	(2,165,316)
Rebates accrued	2,181,267	1,687,067
Ending balance – September 30	$2,382,317	$1,905,015

The $365,840 increase in the trade rebate reserve balance at September 30, 2012 from June 30, 2012 principally reflected an increase in sales subject to rebate in Canada. There has been no other significant change in the nature of our business in 2012 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended September 30, 2012 versus 2011:

	Quarter Ended September 30,		Variance
	2012	2011
Net Sales	$19,649,773	$15,845,934	$3,803,839	24.0%
Cost of sales	12,741,599	11,096,315	1,645,284	14.8%
Gross Profit	$6,908,174	$4,749,619	$2,158,555	45.4%
Gross Profit %	35.2%	30.0%

Net sales increased $3,803,839, or 24.0% (24.3% adjusted for exchange), in 2012 versus 2011. Advanced wound care sales increased $2,751,593, or 67.5%, to $6,829,168 in 2012 from $4,077,575 in 2011. Traditional wound care sales increased $1,052,246, or 8.9%, to $12,820,605 in 2012 from $11,768,359 in 2011.

Sales in the U.S. increased $2,551,220, or 20.9%, to $14,783,645 in 2012 from $12,232,425 in 2011. The increase was driven by higher advanced wound care sales of $2,509,905, or 72.2%, and traditional wound care sales of $41,315, or 0.5%. Excluding TCC sales, U.S. advanced wound care sales increased 35.6% led by Medihoney and Xtrasorb. The traditional wound care sales increase was driven by higher first aid products sales. Sales in Canada increased $1,059,905, or 33.8% (34.9% adjusted for exchange) to $4,199,117 in 2012 from $3,139,212 in 2011. This increase was driven by a build in the amount of inventory being carried by our exclusive Canadian distributor which was depleted during the first half of 2012, partially offset by unfavorable exchange of $36,314 associated with a 1.5% weakening of the Canadian dollar. Canadian end user demand was lower during the quarter which principally reflected the impact of lost business. International sales increased $192,714, or 40.7% (42.4% adjusted for exchange), to $667,011 in 2012 from $474,297 in 2011. The increase was driven by higher advanced wound care sales of $174,048 and traditional wound care sales of $18,666. The increase in advanced wound care sales continues to reflect our expanded sales and marketing efforts to grow these products.

Gross profit increased $2,158,555, or 45.4%, in 2012 versus 2011. Advanced wound care gross profit increased $1,675,003, or 89.0%, to $3,557,759 in 2012 from $1,882,756 in 2011. Traditional wound care gross profit increased $483,552, or 16.9%, to $3,350,415 in 2012 from $2,866,863 in 2011. The overall gross profit margin percentage increased to 35.2% in 2012 from 30.0% in 2011. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected an increase in higher margined advanced wound care sales principally driven by the MedEfficiency acquisition partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2012 versus 2011:

	Quarter Ended September 30,		Variance
	2012	2011
Distribution	$505,787	$471,965	$33,822	7.2%
Marketing	858,439	456,276	402,163	88.1%
Sales	3,702,769	2,077,090	1,625,679	78.3%
General and administrative	2,991,446	2,136,217	855,229	40.0%
Total	$8,058,441	$5,141,548	$2,916,893	56.7%

Selling, general and administrative expenses increased $2,916,893, or 56.7% (56.4% adjusted for exchange), in 2012 versus 2011, including a decrease of $15,251 attributable to exchange.

Distribution expense increased $33,822, or 7.2% (6.9% adjusted for exchange), in 2012 versus 2011, including a decrease of $1,055 due to exchange. The increase reflected higher operating costs in support of our growth initiatives.

Marketing expense increased $402,163, or 88.1% (88.1% adjusted for exchange), in 2012 versus 2011, including a decrease of $374 due to exchange. Excluding incremental marketing costs of $122,962 associated with the MedEfficiency operations, marketing costs increased $279,201 or 61.2%. The increase was attributable to higher U.S. related compensation and benefit and travel expense associated with new marketing and clinical personnel added in 2012 and promotion expense in support of our advanced wound care growth initiatives.

Sales expense increased $1,625,679, or 78.3% (78.0% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $1,544,194. Excluding incremental sales expenses of $206,253 associated with the MedEfficiency operations, U.S. sales expense increased $1,337,941 or 64.5%. This increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel, recruiting and sample expenses associated with the expansion of the advanced wound care sales force from 20 to 38 representatives that began in the third quarter of 2011. Incremental MedEfficiency sales costs consists of compensation and benefits, commission, travel, recruiting and sample expenses associated with five regional sales specialists and a Vice President of National Accounts incurred since the April 16, 2012 acquisition. Expenses in Canada increased $24,670 (including a $2,839 decrease related to exchange) due to higher compensation and benefit and travel expense due to the addition of a sales representative partially offset by lower group purchasing organization fees due to lower related sales on which it is based. International expenses increased $56,815 (including a $3,445 decrease related to exchange) due principally to higher compensation and benefit and travel expense associated with new sales personnel associated with the build-up of our international sales force in the second half of 2011 and first half of 2012.

General and administrative expenses increased $855,229, or 40.0% (39.7% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $770,056. MedEfficiency transaction and integration related expenses of $249,869 and $208,523 of other general and administrative expenses contributed to the U.S. general and administrative expense increase during the quarter. Excluding the incremental MedEfficiency general and administrative expenses of $458,392, U.S. general and administrative costs increased $311,665 or 14.6%. This increase reflected compensation and benefit expenses due to annual increases and the addition of two new finance positions and a human resource position, coupled with higher equity based compensation and bonuses, professional services, corporate office rent, board, and investor relations expenses, which were partially offset by lower amortization and travel expenses. Expenses in Canada increased $87,366 (including a $7,289 decrease related to exchange). Net of exchange, expenses increased $94,655 due principally to higher compensation and benefit due to annual increases and the addition of a materials management position in the fourth quarter of 2011, equity based compensation and computer and professional services expenses. International expenses decreased $2,193 (including a $249 decrease related to exchange) principally due to favorable bad debt experience.

Research and Development Expense

Research and development expense increased $1,723,129 to $1,923,670 in 2012 from $200,541 in 2011. The increase reflected the ongoing ramp up of DSC127 Phase 3 preparation related expenses.

Interest (Income) Expense

Interest (income) expense increased $46,925 from an expense of $44,470 in 2011 to income of $2,455 in 2012. The change was attributable to the payoff of our line of credit balance in July 2011 coupled with interest income generated in 2012 from investments.

Other Income net

Other income increased $125,318 to income of $66,781 in 2012 from an expense of $58,537 in 2011 due principally to an increase in exchange gains.

Income Tax Expense (Benefit)

Income tax expense increased $132,625 to an expense of $50,304 in 2012 from a benefit of $82,321 in 2011. The income tax expense and benefit for 2012 and 2011 were attributable to a U.S. deferred income tax expense related to indefinite lived intangibles reduced in 2012 by a deferred income tax benefit from periodic amortization of nondeductible acquired intangible assets and an income tax expense for 2012 and benefit for 2011 related to foreign operations.

Net Loss

We incurred a net loss of $3,055,006, or $0.24 per share (basic and diluted), in 2012 compared to a net loss of $789,257, or $0.08 per share (basic and diluted), in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Overview

Operating Results of Nine Months Ended September 30, 2012 and 2011

The following table highlights the operating results of the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Variance
	2012	2011
Gross sales	$60,237,659	$53,777,350	$6,460,309	12.0%
Sales adjustments	(7,700,721)	(7,680,537)	(20,184)	0.3%
Net sales	52,536,938	46,096,813	6,440,125	14.0%
Cost of sales	34,554,029	32,291,998	2,262,031	7.0%
Gross profit	17,982,909	13,804,815	4,178,094	30.3%

Selling, general and administrative expense	23,646,715	14,824,887	8,821,828	59.5%
Research and development expense	4,553,697	494,935	4,058,762	820.1%
Interest (income) expense	(13,304)	259,899	(273,203)
Loss on debt extinguishment	-	176,101	(176,101)

Other income, net	(65,596)	(56,213)	(9,383)	16.7%
Total expenses	28,121,512	15,699,609	12,421,903	79.1%
Loss before income taxes	(10,138,603)	(1,894,794)	(8,243,809)	435.1%

Income tax benefit	(1,752,647)	(7,179)	(1,745,468)
Net loss	$(8,385,956)	$(1,887,615)	$(6,498,341)	344.3%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2012	2011
Gross sales	$60,237,659	$53,777,350
Trade rebates	(5,681,756)	(5,648,533)
Distributor fees	(1,023,990)	(974,104)
Sales incentives	(370,195)	(484,502)
Returns and allowances	(221,070)	(186,781)
Cash discounts	(403,710)	(386,617)
Total adjustments	(7,700,721)	(7,680,537)
Net sales	$52,536,938	$46,096,813

Trade rebates increased in 2012 versus 2011 principally due to higher sales in the U.S. subject to rebate partially offset by a decrease in the rebate percentage in Canada due to a change in the product mix towards lower rebated products. The increase in distribution fee expense principally reflected an increase in cost due to higher fuel surcharges from our exclusive Canadian distributor. The decrease in sales incentive expense reflected discontinuation of a sales incentive program with a major customer in the second quarter of 2011. The sales returns and allowances change reflected higher U.S. sales in 2012 versus 2011. The increase in cash discounts principally reflected an increase in U.S. sales to customers who take the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the nine months ended September 30, 2012 and 2011 were as follows:

	September 30,
	2012	2011
Beginning balance – January 1	$2,195,006	$3,033,091
Rebates paid	(5,494,445)	(6,776,609)
Rebates accrued	5,681,756	5,648,533
Ending balance – September 30	$2,382,317	$1,905,015

The $187,311 increase in the trade rebate reserve balance at September 30, 2012 from December 31, 2011 principally reflected timing of rebate processing. There has been no other significant change in the nature of our business in 2012 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the nine months ended September 30, 2012 versus 2011:

	Nine Months Ended September 30,		Variance
	2012	2011
Net Sales	$52,536,938	$46,096,813	$6,440,125	14.0%
Cost of sales	34,554,029	32,291,998	2,262,031	7.0%
Gross Profit	$17,982,909	$13,804,815	$4,178,094	30.3%
Gross Profit %	34.2%	30.0%

Net sales increased $6,440,125, or 14.0% (14.6% adjusted for exchange), in 2012 versus 2011. Advanced wound care sales increased $5,655,533, or 49.3%, to $17,126,374 in 2012 from $11,470,841 in 2011. Traditional wound care sales increased $784,592, or 2.3%, to $35,410,564 in 2012 from $34,625,972 in 2011.

Sales in the U.S. increased $6,085,995, or 18.0%, to $39,901,538 in 2012 from $33,815,543 in 2011. The increase was driven by higher advanced wound care sales of $5,053,486, or 52.3%, and traditional wound care sales of $1,032,509, or 4.3%. Excluding TCC sales, advanced wound care sales increased 28.7% led by Medihoney and Xtrasorb. The traditional wound care sales increase was driven by higher first aid products sales. Sales in Canada decreased $91,899, or 0.9%, to $10,730,891 in 2012 from $10,822,790 in 2011. This decrease was driven by unfavorable exchange of $254,596 associated with a 2.5% weakening of the Canadian dollar and lower end user and distributor demand which principally reflected the impact of lost Canadian business partially offset by an increase in the amount of inventory being carried by our exclusive Canadian distributor. International sales increased $446,029, or 30.6% (32.9% adjusted for exchange), to $1,904,509 in 2012 from $1,458,480 in 2011. The increase was driven by higher advanced wound care sales of $393,777 and traditional wound care sales of $52,252. The increase in advanced wound care sales continues to reflect our expanded sales and marketing efforts to grow these products.

Gross profit increased $4,178,094, or 30.3%, in 2012 versus 2011. Advanced wound care gross profit increased $3,704,317, or 72.9%, to $8,787,986 in 2012 from $5,083,669 in 2011. Traditional wound care gross profit increased $473,777, or 5.4%, to $9,194,923 in 2012 from $8,721,146 in 2011. The overall gross profit margin percentage increased to 34.2% in 2012 from 30.0% in 2011. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected an increase in higher margined advanced wound care sales principally driven by the acquisition of MedEfficiency partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2012 versus 2011:

	Nine Months Ended September 30,		Variance
	2012	2011
Distribution	$1,513,987	$1,391,093	$122,894	8.8%
Marketing	2,565,875	1,495,854	1,070,021	71.5%
Sales	10,315,326	5,786,117	4,529,209	78.3%
General and administrative	9,251,527	6,151,823	3,099,704	50.4%
Total	$23,646,715	$14,824,887	$8,821,828	59.5%

Selling, general and administrative expenses increased $8,821,828, or 59.5% (60.0% adjusted for exchange), in 2012 versus 2011, including a decrease of $72,855 attributable to exchange.

Distribution expense increased $122,894, or 8.8% (9.2% adjusted for exchange), in 2012 versus 2011, including a decrease of $5,540 due to exchange. The increase reflected higher operating costs in support of our growth initiatives.

Marketing expense increased $1,070,021, or 71.5% (71.7% adjusted for exchange), in 2012 versus 2011, including a decrease of $3,164 due to exchange. Excluding incremental marketing costs of $223,106 associated with the MedEfficiency operations, marketing costs increased $846,915 or 56.7%. The increase was attributable to higher U.S. related compensation and benefit, recruiting and travel expense associated with new marketing and clinical personnel added in 2012 and promotion expense in support of our advanced wound care growth initiatives.

Sales expense increased $4,529,209, or 78.3% (78.8% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $4,284,786. Excluding incremental sales expenses of $590,590 associated with the MedEfficiency operations, U.S. sales costs increased $3,694,196 or 63.8%. This increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel, recruiting and sample expenses associated with the expansion of the advanced wound care sales force from 20 to 38 representatives that began in the third quarter of 2011. Incremental MedEfficiency sales costs consists of compensation and benefits, commission, travel, recruiting and sample expenses associated with 5 regional sales specialists and a Vice President of National Accounts incurred since the April 16, 2012 acquisition. Expenses in Canada increased $33,144 (including a $17,342 decrease related to exchange) due to higher compensation and benefit and travel expense due to the addition of a sales representative partially offset by lower group purchasing organization fees due to lower related sales on which it is based. International expenses increased $211,279 (including a $10,923 decrease related to exchange) due principally to higher compensation and benefit and travel expense associated with new sales personnel associated with the build-up of our international sales force in the second half of 2011 and first half of 2012.

General and administrative expenses increased $3,099,704, or 50.4% (51.0% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $2,723,860. MedEfficiency incremental general and administrative expenses include transaction and integration related expenses of $1,150,748 and $504,918 of other general and administrative expenses. Excluding incremental MedEfficiency general and administrative expenses of $1,655,666, U.S. general and administrative costs increased $1,068,195 or 17.4%. Additional U.S. general and administrative cost increases reflect higher compensation and benefit expenses due to annual increases and the addition of two new finance positions and a human resource position, coupled with higher equity based compensation and bonuses, professional services, corporate office rent, board, and investor relations expenses, which were partially offset by lower amortization and travel expenses. Expenses in Canada increased $386,276 (including a $34,761 decrease related to exchange). Excluding the exchange impact, expenses increased $421,037 due principally to higher compensation and benefit due to annual increases and the addition of a materials management position in the fourth quarter of 2011, equity based compensation and computer and professional services expenses. International expenses decreased $10,432 (including a $1,125 decrease related to exchange).

Research and Development Expense

Research and development expense increased $4,058,762 to $4,553,697 in 2012 from $494,935 in 2011. The increase reflected the ongoing ramp up of DSC127 Phase 3 preparation related expenses.

Interest (Income) Expense

Interest (income) expense decreased $273,203 from an expense of $259,899 in 2011 to income of $13,304 in 2012. The change was attributable to the payoff of our line of credit balance in July 2011 coupled with interest income generated in 2012 from investments.

Other Income, net

Other income increased $9,383 to income of $65,596 in 2012 from income of $56,213 in 2011 due principally to an increase in exchange gains.

Income Tax Benefit

The Company recorded an income tax benefit of $1,752,647 for the nine months ended September 30, 2012, compared to $7,179 for the same period in 2011. Income tax benefit for the nine months ended September 30, 2012 principally reflected a $1,887,383 deferred tax benefit associated with the reduction in the Company’s U.S. valuation allowance. On April 16, 2012, the Company completed the acquisition of MedEfficiency which resulted in the recording of additional net deferred tax liabilities, primarily related to non-deductible intangible assets, in purchase accounting. The Company concluded that it was more likely than not these deferred tax liabilities provide a source of positive evidence for releasing the valuation allowance against certain U.S. deferred tax assets resulting in a non-cash tax benefit which is considered a discrete event in the nine months ended September 30, 2012. In addition a U.S. deferred income tax benefit was recognized for 2012 related to periodic amortization of acquired intangible assets and for 2012 and 2011 a U.S. deferred income tax expense related to indefinite lived intangibles, and an income tax expense for 2012 and benefit for 2011 related to foreign operations.

Net Loss

We incurred a net loss of $8,385,956, or $0.69 per share (basic and diluted), in 2012 compared to a net loss of $1,887,615, or $0.23 per share (basic and diluted), in 2011.

Liquidity and Capital Resources

Cash Flow and Working Capital

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $10,895,234 and $17,110,350, respectively. The $6,215,116 decrease in cash and cash equivalents reflected net cash used in operating activities of $9,427,129 and cash used in investing activities of $15,475,824, partially offset by cash provided by financing activities of $18,687,594, together with a positive exchange rate effect of $243.

Net cash used in operating activities of $9,427,129 resulted from $6,324,522 cash used in operations (net loss plus non-cash items) together with $3,102,607 cash used associated with the change in operating assets and liabilities. Higher research and development expense associated with pre-Phase 3 preparation costs and the adverse timing impact of advanced wound care growth related expenses preceding revenue growth (primarily salary and benefit costs for sales personnel) were the main contributors of the cash used in operations. Higher inventory was the main driver behind the net cash used in the change in operating assets and liabilities. The increase in inventory principally reflected support for business growth.

Net cash used in investing activities of $15,475,824 included $14,357,578 net cash used to complete the MedEfficiency acquisition, $1,300,000 used to acquire the worldwide rights and revise the QMT technology license agreement (described below) and $610,246 used for capital expenditures, partially offset by $749,000 of cash provided from the sale of investments and $43,000 from the sale of equipment. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment for the expanded sales force.

Net cash provided by financing activities of $18,687,594 included net proceeds of $17,799,874 from the sale of 2,125,000 shares of common stock in April 2012 and $963,759 from the exercise of warrants and stock options, partially offset by the payment of payroll taxes related to stock compensation of $76,039 in connection with a net share settlement.

Working capital decreased $3,503,779 at September 30, 2012 to $31,351,701 from $34,855,480 at December 31, 2011. This decrease principally reflected the net cash outflow from operating activities, partially offset by net infusion of cash associated with the proceeds from the April 2012 sale of 2,125,000 shares of common stock, less the cash used to acquire MedEfficiency.

In July 2012, the Company entered into an exclusive royalty bearing patent and technology license agreement with QMT relating to their proprietary anti-microbial technology. The Company had previously been utilizing this technology in a series of wound care products under an earlier agreement that granted the Company the right to use the technology in the U.S. and Canada at higher royalty rates. In exchange for the worldwide rights (excluding India) to this technology and lower prospective royalty rates, the Company paid QMT an upfront payment of $1,300,000 and agreed to make certain milestone payments based upon the achievement of certain sales levels.

Pursuant to the Company’s license agreement with Comvita New Zealand Limited, the next Medihoney milestone payment is due when sales exceed $10,000,000 on a twelve month basis. In October 2012, the Company’s sales of Medihoney achieved this milestone and a payment of $1,000,000 is due and payable in November 2012.

Management believes that it has sufficient working capital on hand to support our existing operations for at least the next twelve months.

Prospective Assessment

Our strategic objective is to build the Company by both continuing to progress DSC127, with an initial indication of the treatment of diabetic foot ulcers, as well as in-licensing, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities (as evidenced by our acquisition of MedEfficiency and the patent and technology license with QMT) to leverage our core capabilities for growth, and will consider initiating additional development programs on new indications for DSC127. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, the sale of licensing rights to DSC127, jointly developing products with third parties and/or selling a portion of our existing business.

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

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. In 2010, we in-licensed the worldwide rights to Medihoney. This has served as the catalyst for the expansion of our U.S., Canadian and international businesses. In 2012, we added 12 additional sales representatives for a total of 38, and 5 TCC product specialists to the sales management team already in place in the U.S., and one additional sales representative in Canada and two in the UK. Additional sales representatives will continue to be added thereafter as needed to support the continued growth of the business. We have established a presence in Europe and the Middle East through a direct presence in the U.K. and distribution representatives in a number of other countries, as well as a presence in the Far East through a distribution representative in Australia and in Latin America through a local distribution representative. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of DSC127 is estimated to be four years away, we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. In February and May 2011, we reported positive top-line results for our DSC127 Phase 2 clinical trial. In February 2012, we met with the FDA in a Pre-IND meeting. In July 2012, we received IND approval for DSC127 from the FDA. On October 17, 2012, we met with the FDA for our end-of-Phase 2 meeting which included discussion of our Phase 3 clinical trial design. Based on that meeting, we expect to submit our Phase 3 clinical trial program to the FDA by the end of November 2012. Our toxicology and CMC programs are proceeding as planned. Significant progress has been made on drug active and drug product development and preparations for the manufacture of the clinical trial drug product supplies. We expect to have clinical drug product by mid-November and to initiate our first clinical study by year end. Agreements have been signed and initial work orders approved with the Clinical Research Organization selected to manage the Phase 3 studies, the data management program and related service providers. The agreements signed to date are generally cancellable with 30 days notice. The cost of the preparation and execution of the Phase 3 program is presently estimated to be approximately $30 to $40 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the planned improvement in operations, expected working capital requirements and cash on-hand as of September 30, 2012, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the December 31, 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.

During the nine months ended September 30, 2012, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the Company’s Annual Report on Form 10-K filed with the Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $8,385,956 in the nine months ended September 30, 2012 (unaudited), $4,340,411 for the year ended December 31, 2011, and additional losses in previous years. At September 30, 2012, we had an accumulated deficit of $36,522,283. We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of September 30, 2012, up to 4,781,746 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 12,957,923 shares of common stock outstanding as of September 30, 2012.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2007 through 2011 and the first nine months of 2012 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2007	$4.64	$11.20
2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012*	$6.94	$10.65

(*) January 1 through September 30.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;

•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2012, the Company issued 66,965 shares of common stock upon conversion of series J warrants. For this issuance of common stock, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933.  The Company received proceeds of $412,504 upon the exercise of the Series J warrants.  There have been no other unregistered sales of securities during the period covered by this Quarterly Report.

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

DERMA SCIENCES, INC.

Dated: November 9, 2012	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

