Form 10-K
period 2012-12-31
DERMA SCIENCES, INC.
filed 2013-03-28
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.

(Name of Issuer in Its Charter)

Delaware	23-2328753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 Carnegie Center, Suite 300, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Yes ☐     No ☒

The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of June 30, 2012, was approximately $69,477,274.

The number of shares outstanding of the issuer's common equity as of March 27, 2013 was 16,621,222.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference in Part III of this report.

Part I

Item 1. Business

Overview

Derma Sciences, Inc. (“Derma Sciences”) and its subsidiaries Sunshine Products, Inc., Derma Sciences Canada Inc., Derma First Aid Products, Inc., MedEfficiency, Inc. and Derma Sciences Europe LTD are referred to collectively as “we,” “our,” “us” and the “Company.” Our executive offices are located at 214 Carnegie Center, Suite 300, Princeton, New Jersey 08540. Derma Sciences was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996, we changed our state of domicile to Pennsylvania and on September 14, 2012, we changed our state of domicile to Delaware.

On April 16, 2012, the Company acquired all of the outstanding stock of MedEfficiency, Inc. (“MedEfficiency”) pursuant to the terms of an Agreement and Plan of Merger, previously disclosed. MedEfficiency develops, manufactures and markets medical devices for treating chronic wounds and lower extremity injuries, specializing in total contact casting (“TCC”) products. The TCC-EZ total contact cast system is MedEfficiency’s lead product, in addition to a line of traditional and specialized contact casts and related equipment. The Company has distributed MedEfficiency’s TCC products since 2008 under an exclusive distribution agreement.

Derma Sciences is a medical technology company focused on three segments of the wound care marketplace: pharmaceutical wound care, advanced wound care and traditional wound care products. The Company has one pharmaceutical wound care product under development that has successfully completed its Phase 2 study and has initiated its Phase 3 study in 2013. The Company maintains manufacturing facilities in Toronto, Canada and Nantong, China and a well-established network of third party suppliers for its products. The majority of our products are sold through distributors to various health care providers such as wound care centers, extended care facilities, acute care facilities, home health care agencies and physicians’ offices. Some of our products are sold through retail channels. The Company markets its products principally through direct sales representatives in the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), and through independent distributors within other select international markets.

Products

Advanced Wound Care

Our advanced wound care products include the following:

MEDIHONEY is a line of novel, patented dressings, comprised of a high percentage of Active Leptospermum Honey. This unique type of honey has been shown in scientific studies to have antimicrobial, anti-inflammatory and immunomodulatory activities. Medihoney dressings are ideal for the management of non-chronic and hard-to-heal wounds including chronic ulcers, burns and post-operative wounds. The dressings are non-toxic and have been shown in a large scale, randomized controlled study to promote healing.

TCC-EZ is a novel, patented advanced dressing system for the management of diabetic foot ulcers. It is considered a “next generation” total contact casting (TCC) system. TCC has been shown in multiple randomized controlled studies to achieve 89% heal rates. However, traditional TCC is utilized in less than 2% of otherwise indicated cases due to various factors such as long application times, frequency of application error and patient dissatisfaction as a result of the heavy nature of the cast. TCC-EZ virtually eliminates these issues as it can be applied in less than one-third the time of a traditional TCC. TCC-EZ is a one-step process, so application errors are uncommon, and the cast itself is significantly lighter, due to its open weave pattern, than a traditional TCC.

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

BIOGUARD is a line of novel, patented barrier dressings that contain an active antimicrobial compound. This compound, a cationic biocide, is intrinsically bound to the dressing through a proprietary process resulting in the inability for the compound to separate from the dressing. These dressings are ideal for prophylactic use in the prevention of hospital or community acquired infections through wound sites. The dressings have been shown to kill 99.9% of virulent bacteria such as methicillin resistant staphylococcus aureus (MRSA) in less than one minute, and 99.999% of MRSA in less than one hour.

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

We manufacture private label wound care and adhesive bandages for a number of U. S. and international customers.

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

Pharmaceutical Wound Care

We are currently developing DSC127, an angiotensin analog licensed from the University of Southern California in November 2007, for use in wound healing and scar reduction. The compound has shown activity in these areas in pre-clinical animal model testing. The compound has successfully completed a Phase 1 study in healthy volunteers and a Phase 2 study on patients with diabetic foot ulcers. Topline results of this study were reported in February and May 2011. Full results of the study were published by a major international advanced wound care journal in July 2012 (Wound Repair and Regeneration 20:482-490).

DSC127 is a patented, topically applied novel angiotensin analog that targets receptors that are up-regulated upon injury to tissue. The drug has been shown to improve epithelialization, granulation and vascularization, accelerating wound healing in a variety of normal and diabetic animal models. This finding suggests that DSC127 produces different actions at the wound site during various stages of healing. There were no safety concerns observed in the preclinical, Phase 1 and Phase 2 trials of DSC127.

The potential markets for DSC127 include: (1) the $10 billion chronic wound market; (2) the $8 billion scar prevention/reduction market; (3) the $6 billion burn market; and (4) the $6 billion radiation and other wound markets (pending New Drug Application (“NDA”) approvals for each respective indication).

In June of 2011, we put together a consulting team comprised of senior regulatory, medical, clinical, chemistry, manufacturing and control, bioanalytical and non-clinical executives. Led by our group president of advanced wound care and pharmaceutical development and vice president of clinical and product development, this consulting group helped to prepare the clinical, Chemistry, Manufacturing and Control (“CMC”), and non-clinical programs for the drug’s initial indication of Diabetic Foot Ulcer healing. We had a productive end of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in October of 2012, and subsequently submitted the protocols for our two pivotal studies to the FDA in November and December of 2012. The Company initiated its first Phase 3 study in February of 2013, and expects to initiate the second Phase 3 study in April of 2013. The Company is planning to hold a CMC meeting with the FDA during the second quarter of 2013.

Sales and Marketing

In 2012, sales in the U.S. accounted for 71%, Canada for 20% and the rest of the world for 9% of our total sales. Our sales and marketing infrastructure is split into two groups, Advanced Wound Care and Traditional Wound Care. The Advanced Wound Care group is comprised of the Group President and the sales and marketing infrastructure that supports sales of our Advanced Wound Care products throughout the U.S. and the rest of the world. This infrastructure includes the Company’s global marketing department, the U.S. and U.K.-based sales organizations, and the personnel responsible for management of international distributors outside of the U.S. Canada, and the Europe/Middle East/Africa (“EMEA”) region. The Traditional Wound Care group is comprised of the Group President and the sales and marketing infrastructure that supports the sales of our Traditional Wound Care, First Aid and Private Label / Contract Manufacturing business. This infrastructure includes the Canadian, Private Label/Contract Manufacturing, and First Aid, sales organizations, personnel responsible for management of distributors in the U.S. and Canada and our corporate accounts team.

United States

In the U.S., we employ a direct sales force and have relationships with a number of national, regional and local distributors (with their own sales forces) to sell our products. The majority of our sales are made to distributors and large institutional customers who sell the products to end users.

Our Advanced Wound Care sales and marketing infrastructure in the U.S. consists of a vice president of sales and marketing leading our global marketing team and direct sales force. Our direct sales force consists of four regional managers, 38 direct territory representatives, four TCC product specialists, and two sales administrators. The global marketing team consists of three managers (one associate director and two senior product managers) responsible for corporate and product marketing for our five key advanced wound care brands. Our Advanced Wound Care sales and marketing infrastructure is also supported by a clinical resource manager and four clinical resource specialists who are responsible for supporting all geographic regions. The Traditional Wound Care sales and marketing infrastructure in the U.S. consists of a vice president of distribution, a vice president of first aid products, a vice president and a director of corporate accounts, and a director of private label/contract manufacturing sales. Our sales employees receive a base salary together with commissions based upon sales achievement within their area of responsibility.

Canada

In Canada, we employ a sales manager, three direct sales representatives and one manufacturer’s representative covering the major population centers. Our direct sales representatives receive a base salary together with commissions based upon territory sales. Our manufacturer’s representative is paid commission based upon territory sales achievement and is reimbursed for expenses. The majority of our Canadian sales are to hospitals pursuant to tender contracts with national, provincial and local buying groups. These institutional contracts are generally exclusive in nature and are awarded for a term of one to five years. Nursing home, home healthcare, physician office and retail sales are for the most part made through local dealers and government sponsored Community Care Access Centres (CCAC) agencies.

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

For the years ended December 31, 2012 and 2011, our Canadian distributor accounted for 20% and 24%, respectively, of the Company’s consolidated net sales.

Other Foreign Markets

We have a direct selling organization in the U.K. consisting of five sales representatives and a sales administrator. This staff is managed by the general manager of this business unit. The general manager is also responsible for managing distributor relationships within the rest of Europe, the Middle East and Africa. Throughout the rest of the world, we sell our products utilizing distribution agreements.

Competition

In the U.S., our traditional wound care products compete in a commodity oriented marketplace with Covidien, Dukal, Medline, Medical Action and a number of others. In the advanced wound care products marketplace, we compete principally with Convatec, Smith & Nephew, Molnlycke and Systagenix. Our adhesive bandage and related first aid products compete with Medline, ASO and Dynerex in the medical market, Medline and ASO in the industrial market, ASO, Medline and Liberty in the private label market and Johnson & Johnson, 3M and Medline in the retail market. The market for wound closure strips and catheter fasteners is characterized by a wide range of generic competition. The most dominant competitor in the suture strip market is 3M. Our skin care products compete in a commodity oriented marketplace with Medline, Provon and a number of others.

In Canada, our traditional wound care products compete in a commodity-oriented marketplace with Covidien, Medicom, Medical Mart and a number of others. In the advanced wound care products marketplace, we compete principally with the same competitors as we compete with in the U.S., together with a number of domestic generic companies. Internationally, we compete with global and local multinationals and domestic advanced wound care companies.

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

Product Sourcing

We lease manufacturing and warehousing facilities in Toronto, Canada, and Nantong, China, and employ contract manufacturers in Mexico and China. Approximately 70% of our products are manufactured at these four locations. The remaining 30% of our products are manufactured by third party manufacturers in the U.S., China and other countries.

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

In our Nantong facility, we manufacture principally traditional and some advanced wound care products. This facility is primarily designed for production of low volume labor intensive specialty products. The quality control team at Nantong has the responsibility to oversee and inspect all products produced in China (including third party suppliers) for us. The Nantong facility is ISO 9001:2008 certified and TUV registered.

In our China contract manufacturing facility we have adhesive bandages and related first aid products manufactured on our behalf. The China facility is ISO 13485:2003 certified and NQA registered. In our Mexico contract manufacturing facility we have a line of paste bandages manufactured for us. The Mexico facility is ISO 9001:2008 and ISO 13485:2004 certified and Aenor IQNET registered.

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

We require that all of our suppliers conform to the standards set forth in the Good Manufacturing Practice (“GMP”) regulations promulgated by the U.S. FDA and local health agencies.

Patents, Trademarks, Proprietary and Non-Proprietary Technology

We own or license a number of trademarks covering the Company and its products. In addition, we own or license over 50 U.S. patents, corresponding foreign patents and patent applications. Most of our patents relating to our DSC127 technology are held under license agreements of indefinite duration. In 2012, we entered into an agreement extending our Bioguard license in perpetuity and in 2010 we entered into an agreement extending our Medihoney license in perpetuity. Subject to meeting minimum royalty and other specified conditions, we expect to maintain these licenses indefinitely. We also have a number of non-patented formulations and process technologies that, together with the aforementioned patents, provide competitive advantages in the marketplace.

We believe our patents, proprietary and non-proprietary technology, afford us reasonable protection against the unauthorized copying of the technology embodied in the subject products.

Government Regulation

United States — Scope of Regulation

The manufacture, distribution and advertising of our products are subject to regulation by numerous federal and state governmental agencies in the U.S. The FDA is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, (“FDC Act”) which regulates drugs and devices manufactured and distributed in interstate commerce. Many of our products are classified either as over-the-counter drugs or medical devices pursuant to the FDC Act. The Federal Trade Commission (“FTC”) administers the Federal Trade Commission Act (“FTC Act”) which regulates the advertising of products including over-the-counter drugs and devices. All states have individual laws analogous to the FDC Act and the FTC Act.

The FDA, regulates and imposes substantial requirements upon the research, development, pre-clinical and clinical testing, labeling, manufacture, quality control, storage, approval, advertising, promotion, marketing, distribution and export of pharmaceutical products, as well as significant reporting and record-keeping obligations. State governments may also impose obligations in these areas. The process required by the FDA before prescription drugs may be marketed in the U.S. generally involves the following:

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

Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act (“PDUFA”), and its amendments. According to the FDA’s fee schedule, effective on October 1, 2011 for the fiscal year 2012, the user fee for an application requiring clinical data, such as an NDA, is $1,841,500. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for prescription drugs ($98,970), and an annual establishment fee ($520,100) on facilities used to manufacture prescription drugs. A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no waivers for product or establishment fees. We are not at the stage of development with our products where we are subject to these fees, but they are significant expenditures that may be incurred in the future and must be paid at the time of application submissions to the FDA.

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

The Health Products and Food Branch Inspectorate of Health Canada regulates drugs and the processes used to manufacture drugs. A Drug Establishment License is required for activities such as fabrication, packaging/labeling, importation, distribution, wholesale and testing. Derma Canada is subject to periodic inspection by the Health Products and Food Branch Inspectorate. Our last inspection was in September 2011, which resulted in a Compliance Rating.

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

Third Party Reimbursement in the United States

In the U.S., we sell our wound care products to nursing homes, hospitals, home healthcare agencies, retail and “closed door” pharmacies and similar institutions. The patients at these institutions for whose care our products are purchased often are covered by medical insurance. Accordingly, our customers routinely seek reimbursement for the cost of our wound care products from third party payors such as Medicare, Medicaid, health maintenance organizations and private insurers. The availability of reimbursement from such third party payors is a factor in our sales of wound care products.

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

Employees

We had 237 full-time and seven part-time employees at December 31, 2012. Of these employees, 118 are located in the U.S., 77 in Canada, 41 in China and eight in Europe. We consider our employee relations to be satisfactory.

Item 1A. Risk Factors

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $12,070,431 in 2012 and $4,340,411 in 2011, and additional losses in previous years. At December 31, 2012, we had an accumulated deficit of $40,206,758. We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

Our liquidity may be dependent upon amounts available through additional debt or equity financings.

We have a history of operating losses and negative cash flow from operating activities. As such, we have utilized funds from offerings of our equity securities to fund our operations. We have taken steps to improve our overall liquidity and believe we have sufficient liquidity to meet our needs for the next twelve months. However, in the event our cash flow from operating activities is insufficient to meet our requirements, we may be forced either to secure a line of credit or seek additional equity financing. The sale of additional securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that such financing would be available or, if available, that such financing could be obtained upon terms acceptable to us.

Our foreign operations are essential to our economic success and are subject to various unique risks.

Our future operations and earnings will depend to a large extent on the results of our international operations and our ability to maintain a continuous supply of wound care products from our international operations and suppliers. While we do not envision any adverse change to our international operations or suppliers, adverse changes to these operations, as a result of political, governmental, regulatory, economic, exchange rate, labor, logistical or other factors, could have a material adverse effect on our future operating results.

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

There have been federal and state legislation changes which has subjected the pricing of healthcare goods and services to government control and made other changes to the U.S. healthcare system. While we cannot predict the outcome of current or future legislation, we anticipate, particularly given the recent enactment of healthcare reform legislation that Congress and state legislatures will continue to introduce initiatives directed at lowering the total cost of healthcare. In addition, in certain foreign markets the pricing of drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain if future legislation, whether domestic or abroad, will be adopted that might affect our products. It is also uncertain what actions federal, state or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Any such healthcare reforms could have a material and adverse effect on the marketability of any products for which we ultimately receive FDA or other regulatory agency approval or for which we receive government sponsored reimbursements.

Medical excise tax enacted into law becomes effective in 2013.

The Patient Protection and Affordable Care Act imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S. beginning in 2013. Our analysis indicates a portion of our existing sales will be subject to this excise tax. At this time, the impact of this tax is not expected to be material. We will continue to evaluate the financial impact of this tax on our business. Presently, there can be no assurance that our business will not be materially adversely affected by this excise tax.

Our success may depend upon our ability to protect our patents and proprietary technology.

We own patents, both in the U.S. and abroad, for several of our products, and rely upon the protection afforded by our patents and trade secrets to protect our technology. Our future success may depend upon our ability to protect our intellectual property. However, the enforcement of intellectual property rights can be both expensive and time consuming. Therefore, we may not be able to devote the resources necessary to prevent infringement of our intellectual property. Also, our competitors may develop or acquire substantially similar technologies without infringing our patents or trade secrets. For these reasons, we cannot be certain that our patents and proprietary technology will provide us with a competitive advantage.

Government regulation plays a significant role in our ability to acquire and market products.

Government regulation by the U.S. Food and Drug Administration and similar agencies in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our acquisition or licensing of new products. Complying with government regulations is often time consuming and expensive and may involve delays or actions adversely impacting the marketing and sale of our current or future products.

Approximately 30% of our products are sourced from third parties.

Approximately 30% of our products are sourced in raw, semi-finished and finished form directly from third party suppliers. None of these suppliers presently account for more than 10% of our sales with the exception of Medihoney which represented 15% of our net sales in 2012. We maintain good relations with our third party suppliers. With the exception of Medihoney, there are several third party suppliers available for each of our products. If a current supplier were unable or unwilling to continue to supply our products, sale of the affected products could be delayed for the period necessary to secure a replacement.

The technology utilized in many of our advanced wound care products is licensed from third parties and could become unavailable.

A significant percentage of our advanced wound care products utilize technology that we license on an exclusive basis from third parties. These products include Medihoney dressings, Bioguard dressings and TCC-EZ total contact casts. The licensing agreements that we have with the owners of these technologies are of limited duration (with the exception of Medihoney and Bioguard, which are in perpetuity) and renewals of the agreements are at the discretion of the licensors. In addition, in some instances the maintenance of the license agreements requires that we meet various minimum sales and/or minimum royalty requirements. If we fail to meet the minimum sales or minimum royalty requirements of a given license agreement, there is a possibility that the agreement will be cancelled or not renewed or that our exclusivity under the license agreement will be withdrawn. If any of these events were to occur, our ability to sell the products utilizing the licensed technology could be lost or compromised and our revenues and potential profits could be adversely affected.

Competitors could invent products superior to ours and cause our products and technology to become obsolete.

The wound care sector of the medical products industry is characterized by rapidly evolving technology and intense competition. Our competitors currently manufacture and distribute a variety of products that are in many respects comparable to our products. Many suppliers of competing products are considerably larger and have much greater resources than we do. In addition, many specialized products companies have formed collaborations with large, established companies to support research, development and commercialization of wound care products which may be competitive with ours. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and may commercialize wound care products on their own or through joint ventures. While we have no specific knowledge of products under development by our competitors, it is possible that these competitors may develop technologies and products that are more effective than any we currently have. If this occurs, any of our products and technology affected by these developments could become obsolete.

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

Up to 5,619,576 shares of our common stock were potentially issuable at December 31, 2012 upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units. The shares of common stock potentially issuable upon conversion, exercise or vesting of these securities are substantial compared to the 16,524,723 shares of common stock outstanding at December 31, 2012.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low bid prices for the years 2008 through 2012 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89

Events that may affect our common stock price include:

•	Outcome of DSC127 development;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;

•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

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

If members of our management and their affiliates were to exercise all warrants and options held by them, members of management and their affiliates could influence matters that require stockholder approval.

The executive officers and directors, together with institutions with which they are affiliated, own substantial amounts of our common stock, together with outstanding options and warrants to purchase our common stock. Depending upon the warrants and options exercised by outside investors, if directors, executive officers and affiliates were to exercise their options and warrants, members of management and their affiliates could obtain effective control of us. As a result, these officers, directors and affiliates would be in a position to significantly influence our strategic direction, the composition of our board of directors and the outcome of fundamental transactions requiring stockholder approval.

Our common stock does not have a vigorous trading market and you may not be able to sell your securities when desired.

We have a limited active public market for our common shares. We cannot assure you that a more active public market will develop thereby allowing you to sell large quantities of our shares. Consequently, you may not be able to readily liquidate your investment.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located in Princeton, New Jersey. In addition to the lease relative to our headquarters, we have entered into leases for office, manufacturing, and distribution facilities. Our facilities, locations, size, monthly rent and lease expirations are set forth in the table below:

Location	Use	Square Footage	Base Monthly Rent	Lease Expiration
Princeton, New Jersey	Headquarters	11,990	$29,975	November 2018
Fenton, Missouri	Distribution	42,400	$14,144	March 2015
Houston, Texas	Distribution	52,770	$16,735	March 2015
Toronto, Canada	Manufacturing, Distribution & Offices	76,399	$32,489	August 2017
Maidenhead,U.K	Offices	450	$2,113	July 2017
Nantong, China	Manufacturing & Offices	11,388	$1,913	December 2013
Wheat Ridge, Colorado	Distribution & Offices	6,250	$3,776	July 2013

We believe that our facilities are adequate to meet our office, manufacturing and distribution requirements for the foreseeable future.

Item 3. Legal Proceedings

On November 7, 2012, Healthpoint, Ltd. filed a lawsuit in the U.S. District Court for the Western District of Texas, San Antonio, alleging false advertisement under 15 USC 1125 and a state common law claim of unfair competition related to Medihoney.  (Healthpoint, Ltd., d/b/a Healthpoint Biotherapeutics v. Derma Sciences, Inc., Case No. 12-CV-1062).  The Company denies the allegations and intends to vigorously defend itself.  The case has not progressed far enough to assess potential liability or damages, if any.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” The following table sets forth the high and low bid prices for our common stock during each of the indicated calendar quarters:

Quarter Ended	High	Low

March 31, 2012	$9.99	$6.94
June 30, 2012	$10.21	$8.55
September 30, 2012	$10.65	$9.10
December 31, 2012	$11.89	$10.20

March 31, 2011	$12.72	$4.50
June 30, 2011	$11.65	$7.19
September 30, 2011	$11.34	$7.48
December 31, 2011	$9.44	$7.26

The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for our preferred stock.

Holders of common stock. As of the close of business on March 27, 2013 there were approximately 888 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater. On March 27, 2013, the closing sales price of our common stock as reported on the NASDAQ Capital Market was $12.38.

Dividends and dividend policy. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Securities authorized for issuance under equity compensation plans. The information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2013 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2012.

Recent sales of unregistered securities. All prior sales of unregistered securities have been previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of the Company, and other statements contained in this annual report that are not historical facts. Forward-looking statements in this annual report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates, current conditions and the most recent results of operations. When used in this annual report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this annual report entitled “Risk Factors.” Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview

The following table highlights the year ended December 31, 2012 versus 2011 operating results:

	Year Ended December 31,		Variance
	2012	2011
Gross sales	$83,024,063	$73,173,684	$9,850,379	13.5%
Sales adjustments	(10,375,865)	(10,543,437)	167,572	1.6%
Net sales	72,648,198	62,630,247	10,017,951	16.0%
Cost of sales	47,507,349	44,218,300	3,289,049	7.4%
Gross profit	25,140,849	18,411,947	6,728,902	36.6%

Selling, general and administrative expense	32,485,368	21,173,884	11,311,484	53.4%
Research and development expense	7,123,123	1,057,094	6,066,029	574%
Interest (income) expense, net	(20,872)	263,059	(283,931)
Loss on debt extinguishment	-	176,101	(176,101)
Other (income) expense, net	(5,857)	12,682	(18,539)
Total expenses	39,581,762	22,682,820	16,898,942	74.5%
Loss before income taxes	(14,440,913)	(4,270,873)	(10,170,040)	(238%)
Income tax (benefit) expense	(2,370,482)	69,538	2,440,020
Net loss	$(12,070,431)	$(4,340,411)	$(7,730,020)	(178%)

Gross to Net Sales Adjustments

Gross to net sales adjustments are comprised of the following:

	Year Ended December 31,
	2012	2011
Gross sales	$83,024,063	$73,173,684
Trade rebates	(7,623,597)	(7,784,353)
Distributor fees	(1,368,645)	(1,365,769)
Sales incentives	(503,563)	(623,030)
Returns and allowances	(316,258)	(257,381)
Cash discounts	(563,802)	(512,904)
Total adjustments	(10,375,865)	(10,543,437)
Net sales	$72,648,198	$62,630,247

Trade rebates decreased slightly in 2012 versus 2011 due principally to lower sales subject to rebate and a decrease in the rebate percentage in Canada from a change in the product mix toward lower rebated products, partially offset by an increase in U.S. sales subject to rebate due to sales growth. The increase in distribution fee expense principally reflects an increase in cost due to higher fuel surcharges from our exclusive Canadian distributor. The decrease in sales incentive expense reflects the discontinuation of a sales incentive program with a major customer in the second quarter of 2011. The increase in sales returns and allowances reflects higher U.S. sales in 2012 versus 2011. The increase in cash discounts reflects higher U.S. sales subject to cash discount coupled with a slight increase in sales to customers that normally take the cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the years ended December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Beginning balance – January 1	$2,195,006	$3,033,091
Rebates paid	(7,352,512)	(8,622,438)
Rebates accrued	7,623,597	7,784,353
Ending balance – December 31	$2,466,091	$2,195,006

The $271,085 increase in the trade rebate reserve at December 31, 2012 from December 31, 2011 reflects timing of rebate processing. There has been no other discernible change in the nature of our business in 2012 as it related to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the product line net sales and gross margin for the years ended December 31, 2012 versus 2011:

	Year Ended December 31,		Variance
	2012	2011
Net Sales	$72,648,198	$62,630,247	$10,017,951	16.0%
Cost of sales	47,507,349	44,218,300	3,289,049	7.4%
Gross Profit	$25,140,849	$18,411,947	$6,728,902	36.6%

Gross Profit %	34.6%	29.4%

Net sales increased $10,017,951, or 16.0% (16.2% adjusted for exchange), in 2012 versus 2011. Advanced wound care sales increased $8,904,802, or 55.9%, to $24,832,722 in 2012 from $15,927,920 in 2011. Traditional wound care sales increased $1,113,149, or 2.4%, to $47,815,476 in 2012 from $46,702,327 in 2011.

Sales from the U.S. operating subsidiaries increased $9,978,185, or 21.9%, to $55,553,093 in 2012 from $45,574,908 in 2011. The increase was driven by higher advanced wound care sales of $7,911,529, or 63.2%, and traditional wound care sales of $2,066,656, or 6.3%. Excluding TCC sales, which were positively impacted by our April, 2012 acquisition of MedEfficiency, advanced wound care sales increased by 33.4%, led by Medihoney, Xtrasorb and Bioguard. The traditional wound care sales increase was led by higher first aid products and private label sales. Sales from the Canadian operating subsidiary decreased $618,388, or 4.1%, to $14,398,099 in 2012 from $15,016,487 in 2011. This decrease was driven by lower end user and distributor demand which principally reflected the impact of lost Canadian business and unfavorable exchange of $129,044 associated with a 1.0% weakening of the Canadian dollar. Sales from the international operating subsidiary increased $658,154, or 32.3% (33.4% excluding exchange) to $2,697,006 in 2012 from $2,038,852 in 2011, due principally to continued growth of our advanced wound care products, led by Medihoney, in Europe and the Middle East. The increase was driven by higher advanced wound care sales of $554,269 and traditional wound care sales of $103,885.

Gross profit increased $6,728,902, or 36.6%, in 2012 versus 2011. Advanced wound care gross profit increased $5,145,967, or 70.4%, to $12,458,920 in 2012 from $7,312,953 in 2011. Traditional wound care gross profit increased $1,582,935, or 14.3%, to $12,681,929 in 2012 from $11,098,994 in 2011. The overall gross profit margin percentage increased to 34.6% in 2012 from 29.4% in 2011. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected an increase in higher margined advanced wound care sales principally driven by the acquisition of MedEfficiency, partially offset by higher product costs

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2012 versus 2011:

	Year Ended December 31,		Variance
	2012	2011
Distribution	$2,073,893	$1,909,734	$164,159	8.6%
Marketing	3,572,629	2,143,733	1,428,896	66.7%
Sales	14,244,048	8,336,888	5,907,160	70.9%
General and administrative	12,594,798	8,783,529	3,811,269	43.4%
Total	$32,485,368	$21,173,884	$11,311,484	53.4%

Selling, general and administrative expenses increased $11,311,484, or 53.4% (53.6% adjusted for exchange), in 2012 versus 2011.

Distribution expense increased $164,159, or 8.6% (8.8% adjusted for exchange), in 2012 versus 2011. The increase reflected higher operating costs in support of our growth initiatives.

Marketing expense increased $1,428,896, or 66.7% (66.8% adjusted for exchange), in 2012 versus 2011. Excluding incremental marketing costs of $320,816 associated with the MedEfficiency operations, marketing costs increased $1,108,080, or 51.7%. The increase was attributable to higher U.S. related compensation and benefit, recruiting and travel expense associated with new marketing and clinical personnel added in 2012, and advertising and promotion expenses in support of our advanced wound care growth initiatives.

Sales expense increased $5,907,160, or 70.9% (71.1% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $5,682,151. Excluding incremental sales expenses of $656,472 associated with the MedEfficiency operations, U.S. sales costs increased $5,025,679, or 75.8%. This increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel, recruiting and sample expenses associated with the expansion of the advanced wound care sales force from 20 to 38 representatives that began in the third quarter of 2011. Incremental MedEfficiency sales costs consisted of compensation and benefits, commission, travel, recruiting and sample expenses associated with five regional sales specialists and a Vice President of National Accounts incurred since the April 16, 2012 acquisition. Expenses in Canada decreased $8,441 due to lower group purchasing organization fees due to lower related sales on which it is based. International expenses increased $233,450 due principally to higher compensation and benefits and travel expense associated with the build-up of our U.K. sales force in the second half of 2011 and first half of 2012.

General and administrative expenses increased $3,811,269, or 43.4% (43.6% adjusted for exchange), in 2012 versus 2011. Expenses in the U.S. increased $3,463,810, including incremental MedEfficiency general and administrative expenses. The MedEfficiency expense consisted of transaction and transition/integration related expenses of $1,256,853 and $784,294 of other general and administrative expenses. Excluding incremental MedEfficiency general and administrative expenses of $2,041,147, U.S. general and administrative costs increased $1,422,663, or 16.2%. This increase reflects higher compensation and benefit expenses due to annual increases and the addition of two new finance positions and a human resource position, coupled with higher equity based compensation and bonuses, professional services, corporate office rent, board, and investor relations expenses, which were partially offset by lower amortization of other identifiable intangible assets. Expenses in Canada increased $355,679, net of exchange, due principally to higher compensation and benefit expenses associated with annual cost increases, bonuses and equity based compensation, the addition of a new materials management position in the fourth quarter of 2011 and higher computer related expenses associated with the installation of a new materials requirements planning system. International expenses decreased $8,220.

Research and Development Expense

Research and development expense increased $6,066,029 to $7,123,123 in 2012 from $1,057,094 in 2011. The increase reflected the ongoing build-up of DSC127 Phase 3 preparation related expenses.

Interest (Income) Expense

Interest (income) expense decreased $283,931 from an expense of $263,059 in 2011 to income of $20,872 in 2012. The decrease was attributable to the payoff of our line of credit balance in July 2011 coupled with interest income generated in 2012 from investments.

Other (Income) Expense

Other income increased $18,539 to income of $5,857 in 2012 from an expense of $12,682 in 2011 principally related to an increase in exchange gains.

Income Taxes

We recognized a $2,370,482 income tax benefit in 2012 consisting of a $2,507,355 net deferred income tax benefit and a $136,873 current foreign income tax expense. The net deferred income tax benefit primarily consisted of a U.S deferred tax benefit of $2,439,433 associated with the reduction in the Company’s U.S. valuation allowance. The reduction in the Company’s valuation allowance reflects the impact of the deferred tax asset and liability recognition related to the non-deductible identified intangible assets acquired in the MedEfficiency acquisition.

In 2011 a $69,538 income tax provision was recorded consisting of a $13,570 current foreign tax benefit and a $83,108 deferred tax provision consisting of a $175,141 deferred tax provision related to the amortization of goodwill for tax and not financial reporting purposes, partially offset by a $92,033 foreign tax benefit based on our Canadian subsidiary’s operating results.

Due to uncertainties surrounding our ability to use our U.S. and U.K. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. and U.K. net deferred tax assets has been provided.

Net Loss

We generated a net loss of $12,070,431, or $0.97 per share (basic and diluted), in 2012 compared to a net loss of $4,340,411, or $0.49 per share (basic and diluted), in 2011.

Liquidity and Capital Resources

Cash Flow and Working Capital

At December 31, 2012 and December 31, 2011, we had cash and cash equivalents of $41,616,657 and $17,110,350, respectively. The $24,506,307 increase in cash and cash equivalents reflects net cash provided by financing activities of $52,606,123 partially offset by cash used in investing activities of $16,190,571 and operating activities of $11,904,273 together with the exchange rate effect of $4,972.

Net cash provided by financing activities of $52,606,123 reflects $52,686,673 in net proceeds from the issuance of common stock partially offset by $80,550 of cash used for the payment of minimum payroll withholding taxes. The net proceeds from issuance of common stock consists of $51,461,053 from the sale of common stock in April and December 2012 in connection with raising funds principally for the further development of DSC127 and $1,225,620 from the exercise of warrants and stock options.

Net cash used in operating activities of $11,904,273 resulted from $8,544,718 cash used in operations (net loss plus non-cash items) together with $3,359,555 cash used from the net change in operating assets and liabilities. Higher receivables, inventory, prepaid expenses and lower accounts payable offset by higher accrued liabilities were the main drivers behind the net cash used in connection with the net change in operating assets and liabilities. The increase in receivables reflects a higher level of current sales. The increase in inventory reflects a build-up to support new products, growth of the international business and improved customer service levels in certain segments of our business. The increase in prepaid expenses reflected initial advance fee payments on Phase 3 clinical trial preparations and timing of other operating expenditure payments. The decrease in accounts payable reflected payment timing while the increase in accrued expenses and other current liabilities principally reflected higher accrued 2012 bonus compensation and related taxes and an increase in the Canadian sales net rebate due to timing.

Net cash used in investing activities of $16,190,571 included $14,357,578 net cash used to complete the MedEfficiency acquisition, $1,300,000 used to acquire the Bioguard worldwide rights and revise the QMT technology license agreement together with a $1,000,000 Medihoney sales milestone payment for reaching the $10,000,000 annual sales level and $826,208 used for capital expenditures partially offset by net proceeds of $1,246,000 from the sale of investments and $47,215 from the sale of equipment. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment for the expanded sales force.

Working capital increased $26,329,888 at December 31, 2012 to $61,185,368 from $34,855,480 at December 31, 2011. This increase principally reflects the proceeds from the sale of 5,646,300 shares of common stock in 2012, partially offset by the funds used to acquire MedEfficiency. Management believes that this level of working capital is sufficient to support our existing operations for the next twelve months.

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

The launch of a number of new products in recent years and the acquisition of the MedEfficiency line of TCC products in April 2012 bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad. We continue to work on our pipeline and have identified several product line extensions and new products that are capable of contributing to future sales growth. Traditional wound care sales are expected to remain relatively stable.

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. In 2012, we continued to expand our sales and marketing resources in support of our advanced wound care growth initiatives. In addition, we acquired the MedEfficiency business in April and the worldwide license rights to Bioguard in July. Additional sales representatives will continue to be added as needed to support the continued growth of segments of our business. We have established a presence in Europe through a direct sales organization in the U.K. and through distributors in a number of other countries, as well as a presence in Australia, New Zealand, South Korea, and various countries throughout Latin America and the Middle East through distributors. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of DSC127 is estimated to be three years away (pending the acceptance of an NDA by the FDA), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. In February and May 2011, we reported positive top-line results for our DSC127 Phase 2 clinical trial. In October, 2012, we met with the FDA for our end-of-Phase 2 meeting which included discussion of our Phase 3 clinical trial design. During the fourth quarter of 2012 we submitted our protocols for the Phase 3 clinical trial program to the FDA. Our toxicology and CMC programs are proceeding as planned. We produced the first clinical drug product during the fourth quarter of 2012 and initiated the first of two clinical trials during the first quarter 2013. The second clinical trial is anticipated to commence during the second quarter of 2013. The cost of the preparation and execution of the Phase 3 program is presently estimated to be approximately $45 to $50 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of Diabetic Foot Ulcers, we are also planning pre-clinical activities for scar prevention, and anticipate having initial data sometime within 2013 to help determine whether or not to progress towards an IND application.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the planned improvement in operations, expected working capital requirements and cash on-hand as of December 31, 2012, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

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

Revenue Recognition and Adjustments to Revenue

We sell our products through our own direct sales force and through independent distributors and manufacturers’ representatives. The primary end users of our products are nursing homes, hospitals, clinics and home healthcare agencies. We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured, which is generally at the time of shipment or receipt by our customers, depending on the terms of the related sales or distribution agreement. When we recognize revenue from the sale of our products, we simultaneously adjust revenue for estimated trade rebates and distribution fees (in Canada), and estimates of returns and allowances, cash discounts and other sales incentives.

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

We provide our customers certain limited return rights and we have a formal returned goods policy that guides the disposition of returns with our customers. We accrue for sales returns and allowances and cash discounts monthly based on current sales and historical activity. We do not offer our customers price protection rights or concessions. Returns were less than 1% of gross sales in both 2012 and 2011.

We continually monitor the factors that influence rebates and fees, returns and allowances, and other discounts and sales incentives and make adjustments as necessary.

Goodwill

At December 31, 2012, we had $13,457,693 of goodwill of which $6,337,967 related to the MedEfficiency acquisition in April 2012, $4,679,684 related to the First Aid Products acquisition in November 2007, and $2,440,042 related to the Western Medical acquisition in April 2006. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The assessment is performed using the two-step process required by accounting guidance relating to goodwill. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. For 2012 and 2011, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

The cash generating unit level or reporting unit at which we test goodwill for impairment is the operating segment level. Products are allocated to each segment based on the nature and intended use of the product. The MedEfficiency goodwill is allocated to our advanced wound care segment and the First Aid Products and Western Medical goodwill to our traditional wound care segment.

For 2012 and 2011 and consistent with prior periods, we estimated the fair value of our segments using the “income approach,” where we use a discounted cash flow model (“DCF”) in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a segment and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets.

Significant estimates used in the fair value calculation include: (i) estimates of future revenue and expense growth; (ii) future estimated effective tax rates; (iii) future estimated capital expenditures; (iv) future required investments in working capital; (v) average cost of capital; and (vi) the terminal value of the reporting unit.

The amount and timing of future cash flows within our DCF analysis is based on our five year forecast. Beyond our five year forecast we assumed a terminal value to calculate the value of cash flows beyond the last projected period in our DCF analysis. Annual revenue growth rates in our DCF model reflect expected growth in our advanced and traditional wound care products. The weighted average cost of capital used to discount cash flows for the annual 2012 goodwill impairment test was 17%.

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

Stock-Based Compensation

We record compensation expense associated with stock options and other equity-based compensation based on the fair value at the grant date and recognized over the requisite service and performance periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model for service and performance based awards. We use the quoted market price for service and performance based restricted share units and binomial/ lattice option pricing model for market based awards. Significant judgment and the use of estimates to value the equity-based compensation, particularly surrounding Black-Scholes or binomial/lattice pricing model assumptions such as stock price volatility and expected option lives are made.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Derma Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Philadelphia, Pennsylvania

March 28, 2013

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
ASSETS	2012	2011

Current Assets
Cash and cash equivalents	$41,616,657	$17,110,350
Short-term investments	3,730,000	5,225,000
Accounts receivable, net	7,085,713	6,267,839
Inventories	13,670,588	10,530,721
Prepaid expenses and other current assets	3,209,031	2,099,197
Total current assets	69,311,989	41,233,107
Long-term investments	498,000	249,000
Equipment and improvements, net	3,304,852	3,489,194
Identifiable intangible assets, net	17,128,883	6,403,044
Goodwill	13,457,693	7,119,726
Other assets	141,213	129,821
Total Assets	$103,842,630	$58,623,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,993,687	$3,999,993
Accrued expenses and other current liabilities	4,132,934	2,377,634
Total current liabilities	8,126,621	6,377,627
Long-term liabilities	268,517	252,684
Deferred tax liability	1,736,299	1,146,047
Total Liabilities	10,131,437	7,776,358

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding 73,332 at December 31, 2012 and December 31, 2011 (liquidation preference of $3,222,368 at December 31, 2012)	733	733
Common stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding 16,524,723 at December 31, 2012 and 10,577,632 at December 31, 2011	165,247	105,776
Additional paid-in capital	132,163,083	77,374,821
Accumulated other comprehensive income – cumulative translation adjustments	1,588,888	1,502,531
Accumulated deficit	(40,206,758)	(28,136,327)
Total Stockholders’ Equity	93,711,193	50,847,534
Total Liabilities and Stockholders’ Equity	$103,842,630	$58,623,892

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2012	2011
Net Sales	$72,648,198	$62,630,247
Cost of sales	47,507,349	44,218,300
Gross Profit	25,140,849	18,411,947
Operating expenses
Selling, general and administrative	32,485,368	21,173,884
Research and development	7,123,123	1,057,094
Total operating expenses	39,608,491	22,230,978
Operating loss	(14,467,642)	(3,819,031)
Other (income) expense, net:
Interest (income) expense	(20,872)	263,059
Loss on debt extinguishment	-	176,101
Other (income) expense, net	(5,857)	12,682
Total other (income) expense, net	(26,729)	451,842
Loss before income taxes	(14,440,913)	(4,270,873)
Income tax (benefit) expense	(2,370,482)	69,538
Net Loss	(12,070,431)	(4,340,411)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	86,357	(102,409)
Comprehensive Loss	$(11,984,074)	$(4,442,820)
Net loss per common share – basic and diluted	$(0.97)	$(0.49)
Shares used in computing net loss per common share – basic and diluted	12,488,263	8,780,981

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	shares	amount	shares	amount	Capital	Income	Deficit	Equity

Balance, January 1, 2011	284,844	$2,848	6,563,076	$65,631	$48,803,210	$1,604,940	$(23,795,916)	$26,680,713

Net loss	-	-	-	-	-	-	(4,340,411)	(4,340,411)
Foreign currency translation adjustment	-	-	-	-	-	(102,409)	-	(102,409)
Issuance of common stock in private placement, net of issuance costs of $2,717,872	-	-	3,524,239	35,242	26,321,833	-	-	26,357,075
Exercise of warrants and options, net of issuance costs of $68,204	-	-	257,805	2,578	615,541	-	-	618,119
Preferred stock conversion	(211,512)	(2,115)	211,512	2,115	-	-	-	-
Vesting of restricted stock	-	-	21,000	210	(210)	-	-	-
Stock-based compensation	-	-	-	-	1,634,447	-	-	1,634,447
Balance, December 31, 2011	73,332	733	10,577,632	105,776	77,374,821	1,502,531	(28,136,327)	50,847,534

Net loss	-	-	-	-	-	-	(12,070,431)	(12,070,431)
Foreign currency translation adjustment	-	-	-	-	-	86,357	-	86,357
Issuance of common stock, net of issuance costs of $4,605,439	-	-	5,646,300	56,463	51,404,590	-	-	51,461,053
Shares withheld for minimum payroll taxes	-	-	-	-	(80,550)	-	-	(80,550)
Exercise of warrants and options, net of issuance costs of $10,560	-	-	255,210	2,552	1,223,068	-	-	1,225,620
Vesting of restricted stock	-	-	43,081	431	(431)	-	-	-
Issuance of common stock	-	-	2,500	25	(25)	-	-	-
Stock-based compensation	-	-	-	-	2,241,610	-	-	2,241,610
Balance, December 31, 2012	73,332	$733	16,524,723	$165,247	$132,163,083	$1,588,888	$(40,206,758)	$93,711,193

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011
Operating Activities
Net loss	$(12,070,431)	$(4,340,411)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of equipment and improvements	1,021,402	991,045
Amortization of identifiable intangible assets	2,274,161	1,568,582
Amortization of deferred financing costs	-	77,781
Non-cash portion of loss on debt extinguishment	-	112,336
Provision for bad debts	49,492	20,774
Allowance for sales adjustments	69,091	(37,023)
Provision for inventory obsolescence	350,798	1,089,608
Loss on disposal of equipment	31,424	32,863
Deferred rent expense	9,491	44,608
Stock based compensation	2,241,610	1,634,447
Deferred income taxes	(2,507,355)	83,108
Changes in operating assets and liabilities:
Accounts receivable	(329,962)	(813,622)
Inventories	(3,265,213)	(292,004)
Prepaid expenses and other current assets	(812,983)	(402,077)
Other assets	(4,535)	(641)
Accounts payable	(399,919)	237,095
Accrued expenses and other current liabilities	1,438,656	243,073
Net cash (used in) provided by operating activities	(11,904,273)	249,542
Investing Activities
Investment in acquired business, net of cash acquired	(14,357,578)	-
Purchase of investments	(6,469,000)	(5,474,000)
Proceeds from sale of investments	7,715,000	-
Purchase of equipment and improvements	(826,208)	(978,949)
Purchase of intangible assets	(2,300,000)	(1,000,000)
Proceeds from sale of equipment	47,215	-
Net cash used in investing activities	(16,190,571)	(7,452,949)
Financing Activities
Proceeds from the sale of common stock, exercise of warrants and options, net of issuance costs	52,686,673	26,975,194
Payment of withholding taxes related to employee stock compensation	(80,550)	-
Repayment of borrowings under line of credit	-	(3,075,555)
Long-term debt repayments	-	(5,851)
Net cash provided by financing activities	52,606,123	23,893,788
Effect of exchange rate changes on cash	(4,972)	15,753
Net increase in cash and cash equivalents	24,506,307	16,706,134
Cash and cash equivalents
Beginning of year	17,110,350	404,216
End of year	$41,616,657	$17,110,350
Supplemental disclosures of cash flow information:
Issuance of warrants and stock options for payment of offering costs	$-	$490,980

Cash paid during the year for:
Interest	$2,200	$244,682
Taxes	$-	$319,278

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Description of Business

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a medical technology company focused on three segments of the wound care marketplace: advanced wound care, traditional wound care and pharmaceutical wound care products. The Company has one drug candidate that initiated its Phase 3 study in early 2013. The Company markets its products principally through direct sales representatives in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), and through independent distributors within other select international markets. The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Houston, Texas. The Company utilizes third party distributors for distribution in Canada, Europe and the Far East. The Company also has manufacturing facilities in Toronto, Canada and Nantong, China.

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

Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates during the period. Translation adjustments are reported as a component of stockholders’ equity in accumulated other comprehensive income. For the Company’s foreign subsidiaries, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in income of $47,738 and $133,681 for the years ended December 31, 2012 and 2011, respectively, which is included in the Consolidated Statement of Comprehensive Loss as follows:

	2012	2011

Cost of sales	$7,031	$(66,379)
Other (income)/expense, net	(54,769)	(67,302)

Total	$(47,738)	$(133,681)

Exchange rate fluctuations of foreign currency denominated assets and liabilities associated with inventory are included in cost of sales, while all other such fluctuations are included in other (income)/expense, net.

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

Fair Value of Financial Instruments – The carrying value of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable reported in the consolidated balance sheets equal or approximate fair value due to their short term nature.

Identifiable Intangible Assets – Identifiable intangible assets, which consist of license rights, developed technology and patents, supply agreement, customer lists, trademark and trade names, non-compete and other agreements and certifications and product designs, are amortized over one to 13 years on a straight-line basis.

Long Lived Assets –The Company reviews its long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of the asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

Goodwill – The Company tests goodwill for impairment using a two-step process. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. If the first step indicates an impairment, i.e. when the carrying value exceeds the fair value, then the second step is required to determine the implied fair value of goodwill. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination. The allocation is to be performed as if the reporting unit had just been acquired and the fair value of the unit was the purchase price. The goodwill impairment equals the carrying value of goodwill less the implied fair value of goodwill. The Company performs its goodwill impairment test as of December 31st of each year, or more frequently if impairment indicators are present.

Stock-Based Compensation – Stock-based compensation for share-based awards with employees and non-employee directors, such as grants of stock options and restricted share units, are recognized in the consolidated financial statements based on the fair value of the award at the grant date on a straight-line basis over the requisite service or performance periods. Stock-based compensation for share-based awards granted to consultants are recognized based on the fair value of the award on a straight-line basis over the requisite service or performance periods and are revalued at the end of each period until the award vests. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model for service and performance based awards. The fair value of restricted share units is based on the quoted market price for service and performance based awards and by using a binomial/lattice pricing model for market based awards. The Company issues new common stock shares upon exercise of share-based awards.

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of income tax positions is recognized only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. In 2012 and 2011, the Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows were required. The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statements of Comprehensive Loss. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2009 are no longer subject to federal examination. However the Company's federal net operating losses for tax years 1998 through 2008 will remain subject to examination until the losses are utilized or expire. State tax years 2008 to 2012 remain open to examination by the various state jurisdictions in which the Company is subject to tax. Tax years prior to 2004 are no longer subject to examination in Canada. The U.K. tax returns since the inception in 2010 of the subsidiary in this country are subject to examination.

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

Advertising and Promotion Costs – Advertising and promotion costs are expensed as incurred and were $2,243,387 and $1,560,903 in 2012 and 2011, respectively.

Royalties – The Company recognizes royalty expenses associated with the products sold at the time the related sale occurs and records them as a component of cost of sales. Royalty expense for the years ended December 31, 2012 and 2011 was $1,395,567 and $1,159,908, respectively.

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted share units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the years ended December 31, 2012 and 2011 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2012	2011
Excluded dilutive shares:
Preferred stock	73,332	73,332
Restricted share units	786,900	51,500
Stock options	1,639,985	1,582,683
Warrants	2,930,154	3,065,702

Total dilutive shares	5,430,371	4,773,217

Recently Issued Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends previous guidance for fair value measurements and disclosure requirements. The amendment changes certain fair value measurement principles, clarifies the application of existing fair value measurements, and requires expanded disclosures about fair value measurements, particularly for Level 3 fair value measurements. Effective January 1, 2012, the Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amended ASC 220, Comprehensive Income. The amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011, and should be applied retrospectively. The Company has presented a single continuous statement of comprehensive loss in the accompanying financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Acquisition

On April 16, 2012, the Company acquired all of the outstanding stock of MedEfficiency, Inc. (“MedEfficiency”) pursuant to the terms of the Agreement and Plan of Merger. The purchase price was $14,475,000 and was funded by the Company with cash on hand. The Company incurred transaction and transition related costs totaling $1,256,853 related to the purchase, which have been charged to selling, general and administrative expense in the 2012 Consolidated Statement of Comprehensive Loss.

MedEfficiency develops, manufactures and markets medical devices for treating chronic wounds and lower extremity injuries, specializing in total contact casting (“TCC”) products. The TCC-EZ total contact cast system is MedEfficiency’s lead product, in addition to a line of traditional and specialized contact casts and related equipment. The Company has distributed MedEfficiency’s TCC products since 2008 under an exclusive distribution agreement. For its latest fiscal year ended December 31, 2011, MedEfficiency reported sales of $5,320,000, gross profit of $3,286,000 and net income of $324,000.

The acquisition has been accounted for as a purchase. Accordingly, the results of operations of MedEfficiency have been included in the consolidated financial statements commencing April 17, 2012. The allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed is outlined below:

Current assets	$925,817
Equipment	29,579
Acquired intangible assets	10,700,000
Goodwill	6,337,967

Total assets acquired	17,993,363

Current liabilities	653,315
Deferred tax liability	2,982,470

Total liabilities assumed	3,635,785
Net assets acquired	$14,357,578

Purchase price	$14,475,000
Less cash acquired	117,422
Net cash paid	$14,357,578

The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation study to establish the fair value of the assets, liabilities and the identifiable intangible assets acquired. The identifiable intangible assets acquired consist of developed technology and patents, customer relationships, a supply agreement, trade names and trademarks and non-compete agreements (see note 8 for additional information concerning other identifiable intangible assets). The Company recorded the excess of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed as goodwill. All of the assets acquired, including goodwill, and liabilities assumed are included in the Advanced Wound Care segment. While the acquired intangible assets are amortizable for financial reporting purposes, the acquired intangible assets and goodwill are not deductible for tax purposes. Deferred taxes have been recorded associated with the acquisition for the basis differences for financial reporting and income tax purposes for the acquired identifiable intangible assets at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse (see note 14).

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2012	2011
	(Unaudited)

Net Sales	$74,035,688	$67,019,352

Net Loss	$(12,762,551)	$(3,804,992)

Net Loss per common share - basic and diluted	$(1.02)	$(0.43)

Weighted average number of shares – basic and diluted	12,488,263	8,780,981

4.	Cash and Cash Equivalents and Investments

The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less. The Company considers highly liquid investments purchased with an original maturity greater than three months as investments. Investments with maturities greater than one year from the balance sheet date are classified as a long-term asset.

Cash and cash equivalents and investments at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Cash	$4,909,663	$4,986,234
Money market accounts	-	2,706,863
Money market mutual funds	36,706,994	9,417,253

Cash and cash equivalents	41,616,657	17,110,350

Investments	4,228,000	5,474,000

Total cash and cash equivalents and investments	$45,844,657	$22,584,350

The Company maintains cash with various domestic and foreign financial institutions within the ordinary course of business, which at times may exceed jurisdictional insurance limits. The money market accounts are deposited in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation. The money market mutual funds consist of funds deposited into mutual funds investing in U.S. government obligations that are fully secured by the U.S. government. Investments consist of certificates of deposits in various U.S. financial institutions that are fully insured by the Federal Deposit Insurance Corporation. The Company intends to hold its investments to maturity and accordingly these investments are carried, at amortized costs.

The following table provides fair value information as of December 31, 2012:

	Fair Value Measurements, Using
	Total carrying value as of December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$41,616,657	$41,616,657	$-	$-
Investments	4,228,000	4,216,156	-	-

Total	$45,844,657	$45,832,813	$-	$-

The following table provides fair value information as of December 31, 2011:

	Fair Value Measurements, Using
	Total carrying value as of December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$17,110,350	$17,110,350	$-	$-
Investments	5,474,000	5,453,429	-	-

Total	$22,584,350	$22,563,779	$-	$-

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

5.	Accounts Receivable, net

Accounts receivable, net includes the following:

	December 31,
	2012	2011

Accounts receivable	$7,557,862	$6,606,896
Less: Allowance for doubtful accounts	(147,843)	(79,216)
Allowance for trade rebates	(197,650)	(128,875)
Allowance for cash discounts and returns	(126,656)	(130,966)

Accounts receivable, net	$7,085,713	$6,267,839

6.	Inventories

Inventories include the following:

	December 31,
	2012	2011

Finished goods	$9,574,685	$7,625,009
Work in process	554,129	664,272
Packaging materials	991,157	985,600
Raw materials	2,550,617	1,255,840

Total inventory	$13,670,588	$10,530,721

7.	Equipment and Improvements, net

Equipment and improvements, net include the following:

	December 31,
	2012	2011

Machinery and equipment	$7,135,714	$6,522,941
Furniture and fixtures	843,149	682,545
Leasehold improvements	2,226,022	2,174,121

	10,204,885	9,379,607
Less: accumulated depreciation	(6,900,033)	(5,890,413)

Total equipment and improvements, net	$3,304,852	$3,489,194

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Identifiable Intangible Assets, net and Goodwill

Identifiable intangible assets, net include the following:

	December 31,
	2012	2011
License rights	$7,967,126	$5,667,126
Developed technology and patents	5,600,000	-
Supply agreement	2,000,000	-
Other identifiable intangible assets	6,400,000	3,300,000

	21,967,126	8,967,126
Less accumulated amortization	(4,838,243)	(2,564,082)

Total identifiable intangible assets, net	$17,128,883	$6,403,044

License fees of $2,300,000 in 2012 and $1,000,000 in 2011 paid in connection with the Comvita and Quick-Med Technologies, Inc. license agreements (note 16) are included as identifiable intangible assets. Developed technology and patents and supply agreement includes $7,600,000 of the costs associated with MedEfficiency acquisition (note 3). The cost of the license rights, developed technology, patents and supply agreement are amortized over seven to 10 years and the expense is included as a component of cost of sales in the Consolidated Statements of Comprehensive Loss.

Other identifiable intangible assets include $3,100,000 of the costs associated with MedEfficiency acquisition and costs associated with acquisitions completed in 2006 and 2007 and consisted of the following:

	December 31,
	2012	2011	Amortization Period

Customer list	$3,500,000	$1,500,000	5-10 years
Trademarks and trade names	2,500,000	1,600,000	10-13 years
Non compete agreement	200,000	-	1 year
Certification and product designs	200,000	200,000	5 years

	$6,400,000	$3,300,000

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amortization expense of the other identifiable intangible assets is included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss. Amortization expense for 2012 and 2011 and estimated amounts thereafter by year are as follows:

	License Rights	Developed Technology, Patents and Supply Agreement	Other Identifiable Intangible Assets	Total
Amortization expense for year ended December 31, 2012	$692,363	$769,048	$812,750	$2,274,161

Amortization expense for year ended December 31, 2011	$519,200	$-	$1,049,382	$1,568,582

Weighted Average Useful Life	7.0	6.3	4.0	5.8

Estimated amortization expense for years ending December 31,

2013	$906,400	$1,085,700	$833,413	$2,825,513
2014	906,400	1,085,700	775,000	2,767,100
2015	906,400	1,085,700	775,000	2,767,100
2016	906,400	1,085,700	626,250	2,618,350
2017	906,400	1,085,700	281,667	2,273,767
Thereafter	1,847,813	1,402,452	626,788	3,877,053
	$6,379,813	$6,830,952	$3,918,118	$17,128,883

In 2012, goodwill increased by $6,337,967 due to the acquisition of MedEfficiency (see Note 3).

9.	Line of Credit Borrowings

On September 30, 2011, the Company terminated its five-year revolving credit agreement with its lender. In connection with the termination, the Company recorded a loss on debt extinguishment of $176,101, representing the then unamortized portion of deferred financing costs of $112,336 and related fees of $63,765.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2012	2011

Accrued compensation and related taxes	$1,929,524	$575,710
Accrued Canadian sales rebate, net (see note 16)	636,633	316,280
Accrued royalties	427,075	425,796
Accrued sales incentives and other fees	316,209	416,215
Other	823,493	643,633

Total accrued expenses and other current liabilities	$4,132,934	$2,377,634

At December 31, 2012 and 2011, the amount of the Canadian accrued sales rebate and other reserves exceeded the amount of the underlying trade receivables outstanding. The net credit balance in trade receivables was reclassified for financial reporting purposes to accrued expense to recognize it as a net liability.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Long-term Debt

All borrowings under the term debt agreements were fully repaid in 2011. During 2011, payments of $5,851 were made under capital lease obligations.

12.	Stockholders’ Equity

Preferred Stock

There are 18,598 shares of series A convertible preferred stock outstanding at December 31, 2012. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and has voting rights identical to the common stock on all other matters.

There are 54,734 shares of series B convertible preferred stock outstanding at December 31, 2012. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and has voting rights identical to the common stock on all other matters.

The certificates of designations, voting powers, preferences and rights of the Company’s series A and B and former C and D convertible preferred stock provide, among other items, that the 1:1 preferred stock to common stock conversion ratio will be adjusted as of the closing date of any offering of common stock issued at less than the prevailing market price. In the event the market price exceeds the offering price of the common stock, the conversion ratios of any series of preferred stock then outstanding are to be adjusted in accordance with a prescribed formula.

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that would impact the above described adjustments to the preferred stock conversion ratios. Previous preferred stockholders who have converted their preferred shares will receive an additional 141,448 shares of common stock as a result of the conversion ratio adjustments. As of December 31, 2012, current series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 121,089 shares of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

The 141,448 incremental shares associated with the conversion ratio adjustment will be recorded to common stock at par with the offset to additional paid in capital as all of the convertible preferred stock was issued prior to the November 16, 2000 effective date of certain provisions of ASC 470 (formerly, EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments).

Common Stock

In 2012, the Company received net cash proceeds of $51,461,053 (net of $4,605,439 in commission and other offering expenses) from the sale of 5,646,300 shares of common stock. On April 5, 2012, 2,125,000 common stock shares were sold at $9.25 per share and on December 5, 2012, 3,521,300 common stock shares were sold at $10.34 per share. The Company used and intends to continue to use the net proceeds from the offerings for the continued development of its pharmaceutical product DSC127 and for general corporate purposes.

On May 30, 2012, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock from 18,750,000 to 25,000,000. On June 11, 2012, the Company amended its Articles of Incorporation to reflect the increase in the number of authorized shares of common stock.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2012, the Company issued: 255,210 shares of common stock upon the exercise of stock purchase warrants and options and received $1,225,620 (net of $10,560 in issuance costs); 43,081 net shares of common stock in connection with the vesting of 51,500 shares of restricted stock units, net of the shares withheld for payment of minimum withholding taxes; and 2,500 shares of common stock to a retiring director of the Company for past services.

In June 2011, the Company received net cash proceeds of $26,357,075 (after $2,717,872 in commission and other cash basis offering expenses) from the sale of 3,524,239 shares of common stock at $8.25 per share, together with 1,832,602 five-year series R warrants to purchase common stock at $9.90 per share.

During 2011, the Company received $618,119 (net of $68,204 in issuance costs) and issued 257,805 shares of common stock upon the exercise of stock purchase warrants and options. In addition, during 2011 the Company issued 211,512 shares of common stock upon the conversion of series B, C and D preferred stock.

Stock Purchase Warrants

At December 31, 2012, the Company had warrants outstanding to purchase 2,930,154 shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

J	200,893	$6.16	May 31, 2013
K	367,814	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	284,567	$5.50	February 22, 2015
P	4,695	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016

Total	2,930,154

In 2012, 47,333 series O, 66,965 series J and 21,250 series K warrants were exercised on a cash basis. In 2011, 224,063 series H, 94,351 series I, 10,000 series K, 40,700 series O and 24,465 series P warrants were exercised either on a for cash or cashless basis. A total of 179,304 shares of common stock were issued in connection with the 2011 warrant exercises.

Equity Based Compensation

On May 30, 2012, the Company’s stockholders approved the Derma Sciences, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan consolidates the Company’s Amended and Restated Stock Option and Restricted Stock Plans (the “Prior Plans”) and updates them to comply with current incentive compensation business practices and regulations governing awards thereunder. The Prior Plans terminated upon approval of the 2012 Plan and no further awards will be made under the Prior Plans. However, outstanding awards granted under the Prior Plans before the approval of the 2012 Plan continue to be governed by the terms of the Prior Plans. The number of shares of common stock authorized to be issued pursuant to the 2012 Plan is 2,812,500, which is equal to the number of shares reserved for issuance under the Prior Plans. The 2012 Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share and cash based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At December 31, 2012, options to purchase 1,639,985 shares and 786,900 restricted share units were issued and outstanding under the 2012 Plan and 204,956 shares were available for grant.

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

For the years ended December 31, 2012 and 2011, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Risk-free interest rate	1.11%	1.72%
Volatility factor	73.6%	76.0%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25

The risk-free rate utilized represents the U.S. treasury yield curve rate for the expected option life at the time of grant. The volatility factor was calculated based on the Company’s historical stock price volatility equal to the expected life of the option at the grant date. Due to the Company’s limited experience with stock option exercises the simplified method of determining the stock option life under guidance from Staff Accounting Bulletin 107 and 110 was utilized. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. Based on the Company’s historical experience of options that were forfeited before becoming fully vested, for recognition purposes the Company has assumed an annualized forfeiture rate of 1.0% for all options. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2012 and 2011 follows:

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	1,582,683	$5.82	1,203,600	$5.07
Granted	268,160	$8.93	463,085	$7.30
Forfeited	(61,825)	$7.53	(5,501)	$4.41
Exercised	(149,033)	$4.37	(78,501)	$3.21

Outstanding – end of year	1,639,985	$6.38	1,582,683	$5.82

Expected to vest – end of year	1,623,585	$6.38	1,566,856	$5.82

Exercisable at end of year	1,208,077	$5.86	1,118,152	$5.43

During 2012, 149,033 stock options were exercised on a for cash or cashless basis. A total of 119,662 common stock shares were issued in connection with the 2012 stock option exercises. In 2011, 78,501 stock options were exercised on a for cash basis.

During 2012 and 2011, the Company granted 199,460 and 320,585 service based options and 68,700 and 142,500 performance based options to Company employees, directors and consultants, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2012 and 2011 was $5.93 and $5.31, respectively.

The aggregate intrinsic value of outstanding and exercisable stock options was $7,827,811 and $3,019,438, respectively, at December 31, 2012. The intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the year of $11.11 and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all exercised their options on December 31, 2012. The intrinsic value of options exercised in 2012 and 2011 was $792,315 and $408,195, respectively.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.88 - $4.00	318,684	4.20	$3.36	318,684	$3.36
$4.01 - $6.00	517,188	6.05	$5.15	439,877	$5.18
$6.01 - $10.00	708,295	7.27	$7.96	353,698	$7.45
$10.01 - $13.60	95,818	5.09	$11.43	95,818	$11.43

	1,639,985	6.16	$6.38	1,208,077	$5.86

During the years ended December 31, 2012 and 2011, stock option compensation expense was recorded as follows:

	2012	2011

Cost of sales	$39,789	$81,725
Selling, general and administrative expenses	1,585,437	1,217,950
Research and development	103,289	-

Total stock option compensation expense	$1,728,515	$1,299,675

As of December 31, 2012, there was $889,805 of unrecognized compensation cost related to non-vested service based awards granted under the plan. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.29 years. There was no unrecognized compensation cost related to non-vested performance based awards at December 31, 2012.

Restricted Share Units

The Company has issued restricted share units to employees and directors of the Company. Expense for restricted share unit awards are amortized on a straight-line basis over the awards’ vesting period.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the restricted share unit activity for the period:

	2012		2011
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
Unvested – beginning of year	51,500	$7.07	20,000	$5.12

Granted	786,900	8.78	52,500	7.07
Vested	(51,500)	7.07	(21,000)	5.36

Unvested – end of year	786,900	$8.78	51,500	$7.07

In December 2012, the Company granted 330,000 restricted share units to employees and members of the board of directors which will vest 25% annually over a four year period from the grant date. The fair market value at the grant date determined by the quoted market price was $3,544,200, or $10.74 per share. Also in December 2012, the Company granted 405,000 market-based restricted share units to employees which will vest three years from the grant date based on the achievement of certain market conditions. The fair market value at the grant date determined by the binomial/lattice pricing model was $2,904,700, or $7.17 per share.

Also during 2012 the Company granted 27,900 performance-based restricted share units to employees vesting one year from grant date and 24,000 service based restricted share units to members of the board of directors vesting one year from grant date. The aggregate fair market value at the grant date determined by the quoted market price of these awards was $459,205.

In connection with the vesting of restricted share unit awards during the year ended December 31, 2012, 8,419 common stock shares with a fair value of $80,550 were withheld in satisfaction of employee minimum tax withholding obligations.

During the years ended December 31, 2012 and 2011, restricted share unit compensation expense was recorded as follows:

	2012	2011

Cost of sales	$-	$22,275
Selling, general and administrative expenses	490,870	312,497

Total restricted stock compensation expense	$490,870	$334,772

As of December 31, 2012, the intrinsic value of the non-vested awards was $8,742,459 and there was $6,491,493 of unrecognized compensation costs related to the restricted share unit awards. These costs are expected to be recognized over the restricted share units’ remaining weighted average vesting period of 3.2 years.

In consideration of prior service to the Company, a retiring director received 2,500 shares of common stock with a fair value of $22,225, acceleration of vesting of any unvested restricted share units and extension of the date to exercise vested stock options to 36 months (versus 90 days) as of that date. Included in stock based compensation is a charge of $137,393 in connection with these benefits.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Shares Reserved for Future Issuance

At December 31, 2012, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares	262,537
Common stock options outstanding	1,639,985
Common stock warrants outstanding	2,930,154
Restricted share units outstanding	786,900
Common stock equivalents available for grant	204,956
Total common stock shares reserved	5,824,532

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	Operating Segments

The Company currently operates in three segments: advanced wound care, traditional wound care and pharmaceutical wound care products. They are and will be managed separately because each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated dressings, bandages and ointments designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity related dressings, ointments, gauze bandages, adhesive bandages, wound closer strips, catheter fasteners and skin care products. Pharmaceutical wound care products consist of DSC127, a novel product candidate for the treatment of diabetic foot ulcers which is presently under development having recently initiated its Phase 3 trial.

Advanced and traditional wound care products are marketed globally to acute care, extended care, home health care, wound and burn care clinics and physician offices. The Company principally utilizes a broad network of well-established distributors to deploy its products to end users. The advanced and traditional wound care products are both manufactured internally and sourced from third party suppliers. The majority of marketing expenses are deployed in support of advanced wound care products with traditional wound care products requiring limited support. The Company utilizes direct sales representatives, distributor relationships and contractual relationships with buying groups and wound care service providers to sell its products. Direct sales representatives are used solely in support of advanced wound care sales in the U.S. and U.K. and for both advanced and traditional wound care products in Canada.

The pharmaceutical wound care segment is presently limited to the development of DSC127. All expenses associated with this activity are being recorded as research and development expense.

Each operating segment is managed at the segment contribution level consisting of gross profit minus direct expense consisting of distribution, marketing, sales, research and development and purchase related intangible amortization expense. Expenses are allocated directly by segment to the extent possible. Expenses common to all three operating segments are allocated consistently using activity based assumptions. The aggregation or allocation of indirect expenses by segment is not practical.

Operating segment sales, gross profit, segment contribution and other related information for 2012 and 2011 are as follows:

Year ended December 31, 2012

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$24,832,722	$47,815,476	$-	$-	$72,648,198
Gross profit	12,458,920	12,681,929	-	-	25,140,849
Direct expense	(17,658,759)	(4,246,714)	(7,177,823)	-	(29,083,296)
Segment contribution	$(5,199,839)	$8,435,215	$(7,177,823)	-	(3,942,447)
Indirect expenses				$(8,127,984)	(8,127,984)

Net loss					$(12,070,431)

Depreciation	$629,466	$246,780	$-	$145,156	$1,021,402
Amortization	$1,950,161	$324,000	$-	$-	$2,274,161

As of December 31, 2012

Equipment and improvements, net	$2,194,498	$708,653	$-	$401,701	$3,304,852
Identifiable intangible assets, net	$15,822,016	$1,306,867	$-	$-	$17,128,883
Goodwill	$6,337,967	$7,119,726	$-	$-	$13,457,693

Year ended December 31, 2011

Net sales	$15,927,920	$46,702,327	$-	$-	$62,630,247
Gross profit	7,312,953	11,098,994	-	-	18,411,947
Direct expense	(8,778,797)	(3,611,558)	(1,057,094)	-	(13,447,449)
Segment contribution	$(1,465,844)	$7,487,436	$(1,057,094)	-	4,964,498
Indirect expenses				$(9,304,909)	(9,304,909)

Net loss					$(4,340,411)

Depreciation	$592,480	$270,335	$-	$128,230	$991,045
Amortization	$519,200	$1,049,382	$-	$-	$1,568,582

As of December 31, 2011

Equipment and improvements, net	$2,316,796	$835,679	$-	$336,719	$3,489,194
Identifiable intangible assets, net	$4,772,176	$1,630,868	$-	$-	$6,403,044
Goodwill	$-	$7,119,726	$-	$-	$7,119,726

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A geographical breakdown of the Company’s sales, gross profit and equipment and improvements, net are as follows:

	United States	Canada	Other	Total
2012

Net sales	$51,325,289	$14,758,829	$6,564,080	$72,648,198
Gross profit	$18,609,115	$3,747,557	$2,784,177	$25,140,849
Equipment and improvements, net	$390,925	$2,610,462	$303,465	$3,304,852

2011

Net sales	$41,502,059	$15,387,066	$5,741,122	$62,630,247
Gross profit	$13,216,794	$2,772,647	$2,422,506	$18,411,947
Equipment and improvements, net	$292,914	$2,745,779	$450,501	$3,489,194

For the years ended December 31, 2012 and 2011, the Company had a major Canadian customer comprising 20% and 24% of consolidated net sales, respectively. Of these sales, 95% and 96% were included in the traditional wound care segment in 2012 and 2011, respectively. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at December 31, 2012 (see notes 10 and 16).

For the year ended December 31, 2012, sales of Medihoney products represented 15% of consolidated net sales. Sales of these products are included in net sales of the advanced wound care segment.

14.	Income Taxes

Loss before income taxes for the year ended December 31, 2012 and 2011 consist of the following components:

	2012	2011

Domestic	$(14,590,416)	$(3,483,103)
Foreign	149,503	(787,770)

Loss before income taxes	$(14,440,913)	$(4,270,873)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of income taxes (benefit) for the year ended December 31 are as follows:

	2012	2011
Current:
Federal	$-	$-
State	-	-
Foreign	136,873	(13,570)

Total current	136,873	(13,570)

Deferred:
Federal	(2,291,057)	144,399
State	(219,463)	30,742
Foreign	3,165	(92,033)

Total deferred	(2,507,355)	83,108

Total income taxes	$(2,370,482)	$69,538

In 2012 the Company recognized a $2,370,482 income tax benefit consisting of a $2,510,520 U.S. income tax benefit and a foreign income tax expense of $140,038. The U.S. income tax benefit for 2012 consists of a deferred tax benefit of $2,439,433 associated with the reduction in the Company’s U.S. valuation allowance; $191,269 due to a reduction in the Company's state effective apportionment rate; and $47,237 from the amortization for financial reporting but not tax purposes of acquired MedEfficiency identified intangible assets. A deferred tax expense of $167,419 was also recorded in 2012 due to the differences in financial reporting and tax treatment of goodwill. The reduction in the Company’s valuation allowance reflects the impact of the deferred tax asset and liability recognition related to the non-deductible identified intangible assets acquired in the MedEfficiency acquisition (see note 3) at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse. The Company concluded that it was more likely than not these deferred tax liabilities will provide a source of positive evidence for releasing the valuation allowance against certain domestic deferred tax assets resulting in a tax benefit for 2012.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense along with percentage of loss before income taxes for the year ended December 31, 2012 and 2011 is as follows:

	2012		2011

Tax benefit at federal statutory rate	$(4,909,912)	34.0%	$(1,452,097)	34.0%
State tax, net of federal benefit	(578,855)	4.0	(113,482)	2.7
Nondeductible expenses	781,791	(5.4)	370,516	(8.7)
Other	(220,266)	1.5	68,865	(1.6)
Change in valuation allowance	2,556,760	(17.7)	1,195,736	(28.0)

Income taxes	$(2,370,482)	16.4%	$69,538	(1.6)%

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011

Deferred tax assets:
Net operating loss carryforwards	$10,077,826	$4,812,975
Equity based compensation	798,701	312,675
Allowance for sales deductions	182,002	134,826
Amortization of identified intangibles	1,698,492	1,753,702
Inventory adjustments	689,307	992,113
Other	502,479	169,198

Deferred tax assets	13,948,807	8,175,489

Deferred tax liabilities:
Prepaid expenses	(135,914)	(81,800)
Goodwill	(1,027,760)	(890,238)
Depreciation	(192,438)	(123,625)
Indentified Intangibles	(3,365,512)	-
Other	(552)	(576)

Deferred tax liabilities	(4,722,176)	(1,096,239)

Valuation allowance	(10,777,470)	(8,220,710)

Net deferred tax liabilities	$(1,550,839)	$(1,141,460)

The net deferred tax liability of $1,550,839 consists of a net noncurrent deferred tax liability of $1,736,299 and a net current deferred tax asset of $185,460 as of December 31, 2012. The net deferred tax liability includes a U.S. deferred tax liability of $1,027,760 related to differences in the basis for financial reporting and tax purposes for goodwill, a deferred liability of $263,824 related to intangible assets acquired from MedEfficiency and a $259,255 net deferred tax liability related to the Company’s Canadian operations. The deferred tax asset is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

At December 31, 2012, the Company has U.S. federal net operating loss carry forwards of approximately $26,686,000 that begin to expire in 2018. For U.S. state income tax purposes, the Company has net operating loss carry forwards in a number of jurisdictions in varying amounts and with varying expiration dates. The federal and state net operating loss carryforwards include excess compensation benefits. If the excess tax benefits associated with the net operating loss carryforwards are recognized in the future, the amounts attributable to stock option exercises will be recorded as additional paid in capital in the Consolidated Balance Sheet. The Company also has $165,000 in foreign tax credit carry forwards which expire in 2019.

The Company has determined that the amount by which the U.S. federal net operating loss carryforwards can be utilized in any year is limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards, foreign tax credit and realize the other net deferred tax assets based on historical operating results and ownership change limitations a full valuation allowance has been provided as of December 31, 2012 and 2011 for the deferred tax assets for the U.S. and U.K.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

15.	Retirement Benefits

The Company maintains a profit sharing 401(k) plan for eligible full-time U.S. employees. Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution up to a maximum amount of each participant’s annual base salary earnings contributed to the plan. During 2012 the Company matched 100% on the first 4% of each participant’s contributed annual base salary and in 2011 the Company matched 50% on the first 6% of each participant’s contributed annual base salary. Company contributions to the plan for the years ended December 31, 2012 and 2011 were $208,654 and $75,324, respectively.

The Company’s Canadian subsidiary maintains a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees. The Canadian subsidiary makes a matching contribution to the plan based on a percentage of each participant’s contributed annual gross earnings. Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency. During 2012 the Company matched 100% on the first 4% of each participant’s contributed annual gross earnings and in 2011 the Company matched 50% on the first 6% of each participant’s contributed annual gross earnings. The Company’s Canadian subsidiary’s contributions to the plan for the year ended December 31, 2012 and 2011 were $109,442 and $75,186, respectively.

16.	Commitments and Contingencies

Operating Leases

The Company has non-cancelable operating lease agreements for its facilities and equipment expiring in various years through 2018. Total lease expense under these lease agreements was $1,544,575 and $1,561,174 in 2012 and 2011, respectively. Total minimum lease payments under each lease are recorded on a straight-line basis to lease expense over the lease term. Differences between the recognition of lease expense on a straight-line basis and payments owed and/or free rent are recorded as deferred rent. Tenant improvement allowances are recorded as deferred lease expense as received, and amortized to lease expense over the lesser of the corresponding asset life or the lease term. At December 31, 2012 and 2011, the Company had deferred rent of $268,517 and $252,684, respectively, recorded in long-term liabilities on the Consolidated Balance Sheet.

The leases generally provide for scheduled increases in future minimum annual lease payments over the life of the lease and for renewal options consistent with the terms of the existing lease. It is expected that these leases will be renewed or replaced by leases on other property and equipment, as needed.

Minimum future lease payments under existing operating leases as of December 31, 2012 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2013	$1,658,271
2014	1,621,168
2015	1,282,845
2016	1,159,086
2017	902,793
Thereafter	355,706

Net minimum future rental payments	$6,979,869

During 2011, the Company extended its lease on the distribution center in Houston for three years through 2015, and also extended the lease on its Princeton headquarters six years through 2018

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Comvita Licensing Agreement

In February 2010, the Company entered into a new agreement with Comvita New Zealand Limited (“Comvita”) under which the Company received perpetual and exclusive worldwide licensing rights for Manuka Honey based Medihoney wound and skin care products for all markets outside of the consumer market (the “Comvita Agreement”). The Comvita Agreement supersedes the prior agreement, which was terminated as of the effective date. The Comvita Agreement also provides that Comvita will serve as the Company’s exclusive supplier for Manuka Honey and will not provide Manuka Honey to any other entities for use in the professional medical-surgical marketplace. The Comvita Agreement calls for graduated royalty payments based on sales and milestone payments of up to $20,000,000 based on achievement of specified net sales objectives $2,000,000 of which have been incurred and paid through December 31, 2012. The license rights may be terminated or rendered non-exclusive by Comvita if the Company fails to meet certain minimum royalty requirements.

In October 2012, the Company met the criteria for payment of the second Medihoney milestone payment under the Comvita Agreement based on achieving Medihoney sales in excess of $10,000,000 for the trailing twelve month period. Accordingly, a $1,000,000 obligation was incurred and paid in November 2012. The milestone payment was recorded as an addition to the Medihoney license intangible asset and amortized to cost of sales over the remaining useful life of this asset. A milestone payment of $1,000,000 was also incurred and paid in 2011 in accordance with the Comvita Agreement.

Comvita is a major stockholder of the Company and its Chief Executive Officer serves on the Company’s Board of Directors. In 2012 and 2011, the Company purchased $1,653,075 and $1,018,410, respectively, of medical grade honey from Comvita. In addition, in 2012 and 2011, the Company incurred Medihoney royalties of $901,826 and $612,804, respectively.

Quick-Med Technologies, Inc. – License Agreement

On July 12, 2012, the Company entered into a patent and technology license agreement (the “QMT Agreement”) with Quick-Med Technologies, Inc. (“QMT”) relating to QMT’s proprietary anti-microbial technology (the “Technology”) utilized in the Company’s Bioguard products. The Company, pursuant to the prior patent and technology license agreement with QMT, dated March 23, 2007 (the “Prior Agreement”), has been utilizing the Technology in a series of wound care products and intends to continue to do so under the QMT Agreement. The QMT Agreement supersedes the Prior Agreement, which was terminated as of the effective date.

Under the QMT Agreement, QMT granted to the Company an exclusive, royalty-bearing right and license to make, use and sell products incorporating the Technology worldwide, except for India (the “Territory”). If the Company does not achieve the first commercial sale of a product incorporating the Technology in Europe and in Asia and Central and South America by certain dates, or in the event that, for a given calendar year, the Company fails to meet a minimum net sales requirement under the QMT Agreement, QMT has the right, as its sole remedy within each geographic area affected, to either terminate the QMT Agreement or convert the exclusive license in that geographic area to a non-exclusive license. Unless otherwise terminated pursuant to the QMT Agreement, the term of the QMT Agreement continues, with respect to each country in the Territory, until the expiration of the patent rights in that country.

In 2012 the Company paid QMT an upfront license fee of $1,300,000. This upfront fee has been capitalized as an identifiable intangible asset and is being amortized over its estimated useful life of seven years. In addition to the upfront license fee, royalties are payable to QMT based upon a sliding scale of the Company’s net sales of products incorporating the Technology and declining as net sales increase. The QMT Agreement also requires the Company to make certain milestone payments of up to $3,500,000 to QMT based upon the achievement of certain net sales levels for four consecutive calendar quarters. In 2012 and 2011, the Company incurred QMT royalties of $279,537 and $303,838, respectively.

In the event that QMT desires to sell the Technology, patent rights and improvements or QMT receives a bona fide offer from an unaffiliated third party to purchase the same during the term of the QMT Agreement, the Company has the right of first negotiations or right of first refusal, respectively, relating to any such sale.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 USC License Agreement

On November 2, 2007, the Company entered into a license agreement (the “License Agreement”) with the University of Southern California (“USC”) pursuant to which the Company acquired exclusive rights to a number of U.S. and foreign patents and non-exclusive rights to one patent, together with trade secrets and know-how, related to an angiotensin analog (the patents, trade secrets and know-how, collectively, the “Angiotensin Analog Technology”). The Angiotensin Analog Technology relates to all dermal applications including applications for the treatment of chronic wounds such as diabetic ulcers, leg ulcers associated with venous insufficiency, pressure ulcers (bed sores), burns and surgical scars.

The Company paid to or on behalf of USC an initial license fee which was charged to expense. The Company will pay USC royalties relative to sales of products employing the Angiotensin Analog Technology (the “Angiotensin Products”) at specified rates in respect of revenues less than $100 million and revenues equal to or greater than $100 million, respectively, together with milestone payments of up to $9,625,000 predicated upon obtaining FDA approval of the various indications for the Angiotensin Products, as well as the attainment of various sales objectives.

The compound employing the Angiotensin Analog Technology is classified as a “drug,” the sale of which is conditioned upon FDA approval. The process of obtaining FDA approval for the compound consists of subjecting the compound to a series of pre-clinical and clinical studies, these latter known as Phase 1, Phase 2 and Phase 3 studies.

Our first product, DSC127 utilizing this compound has successfully undergone pre-clinical, Phase 1 and Phase 2 clinical studies for use in the treatment of diabetic foot ulcers. The first of two Phase 3 clinical trials commenced in the first quarter of 2013, with the second expected to commence in the second quarter 2013.

The Company is under no obligation to undertake or complete further studies in respect of the Angiotensin Analog Technology. Should it not do so, the Company may either sublicense the Angiotensin Analog Technology to one or more third parties or release the Angiotensin Analog Technology to USC. In this latter event, USC would reimburse the Company for certain of its costs incident to clinical studies that have heretofore been performed.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Executive Employment Agreements

The five executive officers of the Company are appointed by and serve at the discretion of the Board of Directors pursuant to one year employment agreements that are subject to renewal annually as of April 1st. The agreements were renewed in March 2013. The agreements provide for annual salary and provision for bonus and equity based compensation assuming financial and personal objectives are met. The agreements also outline certain obligations that may be triggered by a change in control and severance for failure to renew an agreement other than for cause.

Contingencies

On occasion, the Company is involved in claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, our president and chief executive officer (our principal executive officer) and our vice president and chief financial officer (our principal financial officer) performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Based on this evaluation, our president and chief executive officer and our vice president and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission based on the market capitalization of the Company as measured as of June 30, 2012 (end of the second quarter).

Item 9B. Other Information.

On March 27, 2013, the Company entered into an amendment to each of its employment agreements with the following executive officers: Edward J. Quilty, Chairman, President and Chief Executive Officer, John E. Yetter, CPA, Executive Vice President, Finance and Chief Financial Officer, Robert C. Cole, Group President, Traditional Wound Care and Corporate Accounts, Barry J. Wolfenson, Group President, Advanced Wound Care and Pharmaceutical Development, and Frederic Eigner, Executive Vice President for Operations and General Manager of Derma Canada Inc. (collectively, the “Amendments”). The Amendments, which are effective March 31, 2013, revise each of the underlying employment agreements (the “Agreements”), previously disclosed by the Company, to extend the term of each Agreement, set to expire on March 31, 2013, to March 31, 2015, require the executive officer to execute a release of claims prior to the receipt of any severance benefits provided for in the applicable Agreement and make a clarifying change to the severance benefits provision. Except for the foregoing, all other provisions of the Agreements remain unchanged.

The foregoing description of the Amendments is qualified in its entirety by reference to the full text of the Amendments, which are attached as Exhibits 10.11, 10.12, 10.13, 10.14 and 10.15 to this Annual Report on Form 10-K and incorporated in this Item 9B. by reference.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements and related documents are listed in the Index under Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated March 27, 2012, by and among the Company, ME Merger Sub Inc., MedEfficiency, Inc. and MedE SR LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on March 30, 2012 and incorporated herein by reference).
2.02	Agreement and Plan of Merger, dated September 5, 2012 by and between Derma Sciences, Inc., a Pennsylvania corporation and Derma Sciences, Inc., a Delaware corporation (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on September 20, 2012 and incorporated herein by reference).
3.01	Certificate of Incorporation of Derma Sciences, Inc. (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed on September 20, 2012 and incorporated herein by reference).
3.02	By-Laws of Derma Sciences, Inc. (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed on September 20, 2012 and incorporated herein by reference).
4.01	Form of Warrant to Purchase Common Stock relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 4.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).

10.01*	Employment Agreement, dated March 7, 2012, between the Company and Edward J. Quilty (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.02*	Employment Agreement, dated March 7, 2012, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.03*	Employment Agreement, dated March 7, 2012, between the Company and Robert C. Cole (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.04*	Employment Agreement, dated March 12, 2012, between the Company and Frederic Eigner (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.05*	Employment Agreement, dated March 8, 2012, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.06*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Edward J. Quilty (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.07*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.4 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.08*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Barry Wolfenson (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.09*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Robert C. Cole (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.10*	Amendment to Employment Agreement, dated December 20, 2012, between the Company, Derma Canada and Frederic Eigner (previously filed as Exhibit 10.7 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.11*±	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Edward J. Quilty.
10.12*±	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and John E. Yetter, CPA.
10.13*±	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Barry Wolfenson.
10.14*±	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Robert C. Cole.
10.15*±	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company, Derma Canada Inc. and Frederic Eigner.
10.16*	The Derma Sciences, Inc. Amended and Restated Stock Option Plan, dated February 9, 2011 (previously filed as Exhibit 10.06 to the Company’s Form 10-K filed on March 29, 2011 and incorporated herein by reference).
10.17*	The Derma Sciences, Inc. Restricted Stock Plan, dated March 31, 2006 (previously filed as Appendix D to the Company’s Proxy Statement filed on April 5, 2006 and incorporated herein by reference).
10.18*	2012 Director Compensation Program (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2012 and incorporated herein by reference).
10.19*	Derma Sciences, Inc. 2012 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2012 and incorporated herein by reference).
10.20*	Form of Restricted Share Unit Agreement (Executive Officer) (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.21*	Form of Performance-Based Restricted Share Unit Agreement (Executive Officer) (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.22	Form of Purchase Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).

10.23	Form of Registration Rights Agreement relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).
10.24	Warrant Agreement between the Company and StockTrans, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).
10.25	Placement Agreement between the Company and Taglich Brothers, Inc. relative to the private placement of securities effected on April 18, 2006 (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).
10.26	Asset Purchase Agreement, dated January 26, 2006, relative to the Company’s purchase on April 18, 2006 of the assets of Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 24, 2006 and incorporated herein by reference).
10.27	Purchase Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).
10.28	Registration Rights Agreement, dated August 3, 2006, between the Company and Comvita New Zealand Limited relative to the private sale of securities (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on August 7, 2006 and incorporated herein by reference).
10.29	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).
10.30	Asset Purchase Agreement, dated November 8, 2007, between the Company and NutraMax Products, Inc. relative to the purchase by the Company’s subsidiary, Derma First Aid Products, Inc, of substantially all of the assets of the First Aid division of NutraMax (previously filed as Exhibit 2.01 to the Company’s Form 8-K filed on November 15, 2007 and amended on January 15, 2008 and January 24, 2008 and incorporated herein by reference).
10.31	Form of Purchase Agreement relative to the private placement of common stock and series H and I warrants effected on November 8, 2007 (previously filed as Exhibit 10.01 and 10.02 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).
10.32	License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).
10.33	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).
10.34	Credit and Security Agreement, dated November 8, 2007, between the Company and Merrill Lynch Capital (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 15, 2007 and incorporated herein by reference).
10.35	First Amendment to Credit and Security Agreement, dated March 28, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 2, 2008 and incorporated herein by reference).
10.36	Second Amendment to Credit and Security Agreement, dated August 13, 2008, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on August 19, 2008 and incorporated herein by reference).
10.37	Third Amendment to Credit and Security Agreement, dated March 31, 2009, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on April 6, 2009 and incorporated herein by reference).
10.38	Fourth Amendment to Credit and Security Agreement, dated February 26, 2010, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.39	Fifth Amendment to Credit and Security Agreement, dated March 26, 2010, between the Company and GE Business Financial Services, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 1, 2010 and incorporated herein by reference).
10.40	Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).
10.41	Form of Purchase Agreement relative to the private placement of common stock and series K warrants effected on April 2, 2008 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 7, 2008 and incorporated herein by reference).

10.42	License Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.43	Restraint Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.44	Collaborative Research and Development Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.45	Medical Honey Supply Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.46	Manufacturing Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.47	Nominating Agreement, dated February 18, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on February 24, 2010 and incorporated herein by reference).
10.48	Forbearance Agreement, dated March 31, 2009, between the Company and Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 6, 2009 and incorporated herein by reference).
10.49	Separation and Release Agreement by and between Derma Sciences, Inc. and Derma First Aid Products, Inc., and Daniel Rivest, effective as of March 31, 2010 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 1, 2010 and incorporated herein by reference).
10.50	Form of Securities Purchase Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.51	Form of Registration Rights Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.52	Patent and Technology License Agreement, dated July 12, 2012, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2012 and incorporated herein by reference).
21.1±	Information relative to subsidiaries.
23.1±	Consent of KPMG LLP.
31.1±	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2±	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1±	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*  Management contract or compensatory plan.

** We requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

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

DERMA SCIENCES, INC.

March 28, 2013	By:	/s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2013.

Signatures:	Title:

/s/ Edward J. Quilty	President, Chief Executive Officer and
Edward J. Quilty	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ John E. Yetter	Executive Vice President, Finance and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ James T. O’Brien	Director
James T. O’Brien

/s/ C. Richard Stafford, Esq.	Director
C. Richard Stafford, Esq.

/s/ Paul Gilbert	Director
Paul Gilbert

/s/ Robert G. Moussa	Director
Robert G. Moussa

/s/ Bruce F. Wesson	Director
Bruce F. Wesson

/s/ Brett Hewlett	Director
Brett Hewlett

