Form 10-Q
period 2013-03-31
DERMA SCIENCES, INC.
filed 2013-05-15
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: May 14, 2013	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 16,976,659

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

ASSETS	March 31, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$38,453,049	$41,616,657
Short-term investments	3,720,000	3,730,000
Accounts receivable, net	6,933,383	7,085,713
Inventories	13,252,222	13,670,588
Prepaid expenses and other current assets	3,118,539	3,209,031
Total current assets	65,477,193	69,311,989
Long-term investments	1,494,000	498,000
Equipment and improvements, net	3,147,091	3,304,852
Identifiable intangible assets, net	16,486,847	17,128,883
Goodwill	13,457,693	13,457,693
Other assets	140,154	141,213
Total Assets	$100,202,978	$103,842,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,596,319	$3,993,687
Accrued expenses and other current liabilities	3,196,972	4,132,934
Total current liabilities	7,793,291	8,126,621
Long-term liabilities	293,113	268,517
Deferred tax liability	1,678,093	1,736,299
Total Liabilities	9,764,497	10,131,437
Stockholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding 73,332 at March 31, 2013 and December 31, 2012 (liquidation preference of $3,222,368 at March 31, 2013)	733	733
Common stock, $.01 par value; shares authorized 25,000,000; issued and outstanding 16,765,347 at March 31, 2013 and 16,524,723 at December 31, 2012	167,653	165,247
Additional paid-in capital	135,182,428	132,163,083
Accumulated other comprehensive income – cumulative translation adjustments	1,539,203	1,588,888
Accumulated deficit	(46,451,536)	(40,206,758)
Total Stockholders’ Equity	90,438,481	93,711,193
Total Liabilities and Stockholders’ Equity	$100,202,978	$103,842,630

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Sales	$18,789,746	$15,277,366
Cost of sales	12,085,281	10,401,206
Gross Profit	6,704,465	4,876,160
Operating Expenses
Selling, general and administrative	9,853,085	6,359,090
Research and development	2,993,166	1,114,698
Total operating expenses	12,846,251	7,473,788
Operating loss	(6,141,786)	(2,597,628)
Other expense (income), net:
Interest income	(6,023)	(5,079)
Other expense (income) net	94,827	(54,884)
Total other expense (income) , net	88,804	(59,963)
Loss before income taxes	(6,230,590)	(2,537,665)
Income tax expense	14,188	1,236
Net Loss	(6,244,778)	(2,538,901)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(49,685)	79,340
Comprehensive Loss	$(6,294,463)	$(2,459,561)
Net loss per common share – basic and diluted	$(0.38)	$(0.24)
Shares used in computing net loss per common share – basic and diluted	16,593,677	10,610,111

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net loss	$(6,244,778)	$(2,538,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment and improvements	238,394	252,762
Amortization of intangible assets	742,037	227,078
Provision (recovery) for bad debts	7,000	(6,000)
Allowance for sales adjustments	(30,612)	(8,098)
Provision for inventory obsolescence	33,931	(6,182)
Deferred rent expense	28,757	(22,289)
Stock based compensation	1,490,091	494,918
Deferred income taxes	32,209	30,372
Changes in operating assets and liabilities:
Accounts receivable	141,533	1,134,629
Inventories	308,122	(1,614,237)
Prepaid expenses and other current assets	109,441	(54,780)
Other assets	(6,072)	(14,683)
Accounts payable	614,551	(221,326)
Accrued expenses and other current liabilities	(1,073,097)	406,071
Net cash used in operating activities	(3,608,493)	(1,940,666)
Investing Activities
Purchase of investments	(2,479,000)	(1,244,000)
Proceeds from sale of investments	1,493,000	1,742,000
Purchase of equipment and improvements	(133,733)	(175,098)
Net cash (used in) provided by investing activities	(1,119,733)	322,902
Financing Activities
Proceeds from exercise of stock options and warrants, net of costs	1,608,106	275,938
Payment of withholding taxes related to employee stock compensation	(76,446)	(68,190)
Net cash provided by financing activities	1,531,660	207,748
Effect of exchange rate changes on cash and cash equivalents	32,958	(19,585)
Net decrease in cash and cash equivalents	(3,163,608)	(1,429,601)
Cash and cash equivalents
Beginning of period	41,616,657	17,110,350
End of period	$38,453,049	$15,680,749
Supplemental disclosures of cash flow information:
Liability accrued in connection with acquisition of an identifiable intangible asset and recognition of a refundable deposit	$200,000	$-

Cash paid during the year for:
Interest	$-	$908

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a medical technology company focused on three segments of the wound care marketplace: advanced wound care, traditional wound care and pharmaceutical wound care products. The Company has one drug candidate that initiated its Phase 3 study during the first quarter of 2013. The Company markets its products principally through direct sales representatives in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), and through independent distributors within other select international markets. The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Houston, Texas. The Company utilizes third party distributors for distribution in Canada, Europe and the Far East. The Company also has manufacturing facilities in Toronto, Canada and Nantong, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Information included in the consolidated balance sheet as of December 31, 2012 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2013 and 2012 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended March 31,
	2013	2012
Dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	189,205	-
Restricted share units	764,000	57,900
Warrants	2,743,050	3,035,036
Stock options	1,794,401	1,675,124

Total dilutive shares	5,563,988	4,841,392

2.	Acquisition

On April 16, 2012, the Company acquired all of the outstanding stock of MedEfficiency, Inc. (“MedEfficiency”) pursuant to the terms of an Agreement and Plan of Merger. The purchase price was $14,475,000 and was funded by the Company with cash on hand.

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

The acquisition has been accounted for as a purchase. Accordingly, the results of operations of MedEfficiency have been included in the consolidated financial statements commencing April 17, 2012. The allocation of the purchase price to the estimated fair value of the assets acquired and the liabilities assumed is outlined below:

Current assets	$925,817
Equipment	29,579
Acquired intangible assets	10,700,000
Goodwill	6,337,967

Total assets acquired	17,993,363

Current liabilities	653,315
Deferred tax liability	2,982,470

Total liabilities assumed	3,635,785
Net assets acquired	$14,357,578

Purchase price	$14,475,000
Less cash acquired	117,422
Net cash paid	$14,357,578

The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation study to establish the fair value of the assets, liabilities and the identifiable intangible assets acquired. The identifiable intangible assets acquired consist of developed technology and patents, customer relationships, a supply agreement, trade names and trademarks and non-compete agreements. The Company recorded the excess of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed as goodwill. While the acquired intangible assets are amortizable for financial reporting purposes, the acquired intangible assets and goodwill are not deductible for tax purposes. Deferred taxes have been recorded associated with the acquisition for the basis differences for financial reporting and income tax purposes for the acquired identifiable intangible assets at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the period presented instead of April 16, 2012. The pro forma information is based on historical results adjusted for the effect of purchase accounting and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Three Months Ended March 31, 2012

Net Sales	$16,522,400

Net Loss	$(730,007)

Net Loss per common share - basic and diluted	$(0.07)

Weighted average number of shares - basic and diluted	10,610,111

The proforma results of operations reflect a deferred income tax benefit of $1,962,972 associated with the acquisition for differences in financial and income tax reporting basis differences of the acquired identifiable intangible assets at the effective tax rates for the period in which the deferred tax assets and liabilities are expected to reverse.

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

Cash and cash equivalents and investments at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Cash	$4,980,842	$4,909,663
Money market mutual funds	33,472,207	36,706,994

Cash and cash equivalents	38,453,049	41,616,657

Investments	5,214,000	4,228,000

Total cash and cash equivalents and investments	$43,667,049	$45,844,657

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table provides fair value information as of March 31, 2013:

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$38,453,049	$38,453,049	$-	$-
Investments	5,214,000	5,192,025	-	-

Total	$43,667,049	$43,645,074	$-	$-

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

4.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	March 31, 2013	December 31, 2012
Finished goods	$8,737,862	$9,574,685
Work in process	568,215	554,129
Packaging materials	1,028,017	991,157
Raw materials	2,918,128	2,550,617
Total inventory	$13,252,222	$13,670,588

5.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that would impact the preferred stock conversion ratios. Previous preferred stockholders who have converted their preferred shares will receive an additional 141,448 shares of common stock as a result of the conversion ratio adjustments. As of March 31, 2013, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 121,089 shares of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

The 141,448 incremental shares associated with the conversion ratio adjustment will be recorded to common stock at par with the offset to additional paid in capital when issued as all of the convertible preferred stock was issued prior to the November 16, 2000 effective date of certain provisions of ASC 470 (formerly, EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments).

Common Stock

During the three months ended March 31, 2013, the Company issued: 216,462 shares of common stock upon the exercise of stock purchase warrants and options and received $1,608,106 (net of $22,577 in expenses); 19,712 shares of common stock in connection with the vesting of 27,900 shares of restricted common stock net of the shares withheld for payment of withholding taxes; and 4,450 shares of common stock to a retired director of the Company for consulting services.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants

At March 31, 2013, the Company had warrants outstanding to purchase 2,743,050 shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date
J	200,893	$6.16	May 31, 2013
K	236,564	$9.60	April 1, 2013
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	230,900	$5.50	February 22, 2015
P	2,508	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016

Total	2,743,050

During the three months ended March 31, 2013, 131,250 Series K, 53,667 Series O and 2,187 Series P warrants were exercised on a for cash and cashless basis. A total of 185,940 shares of common stock were issued in connection with the 2013 warrant exercises.

Equity Based Compensation

Under the Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue 2,812,500 shares of common stock. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At March 31, 2013, options to purchase 1,794,401 shares and 764,000 restricted share units were issued and outstanding under the EIP Plan and 1,964 shares were available for grant.

Stock Options

The EIP Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

For the three months ended March 31, 2013 and 2012, the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	1.27%	1.23%
Volatility factor	69.9%	75.4%
Dividend yield	0%	0%
Expected option life (years)	6.25	6.25

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Based on the Company’s historical experience of options that were forfeited before becoming fully vested, the Company has assumed an annualized forfeiture rate of 1.0% for all options. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2013 was as follows:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2013	1,639,985	$6.38
Granted	193,980	$12.00
Exercised	(36,626)	$4.15
Forfeited	(2,938)	$9.16

Outstanding – March 31, 2013	1,794,401	$7.08

Expected to vest – March 31, 2013	1,776,457	$7.08

Exercisable at March 31, 2013	1,392,012	$6.33

During 2013, the Company granted 173,980 service based options and 20,000 performance based options to Company employees and consultants. The weighted average fair value per share of options granted during the three months ended March 31, 2013 was $7.59.

During the three months ended March 31, 2013, 36,626 stock options were exercised on a for cash and cashless basis. A total of 30,522 shares of common stock were issued in connection with the 2013 stock option exercises. The intrinsic value of options exercised in 2013 was $294,696.

During 2013, the Company granted 82,000 service based options and 95,600 performance based options to Company executives subject to stockholder approval of increasing the authorized EIP Plan share limit from 2,812,500 to 4,500,000. During the three months ended March 31, 2013, no stock compensation expense was recognized on these conditional awards. If approved, the Company will recognize stock compensation expense based on the fair value of the awards at the time of approval.

During the three months ended March 31, 2013 and 2012, stock option compensation expense was recorded as follows:

	Three Months Ended March 31,
	2013	2012
Cost of sales	$54,707	$43,917
Selling, general and administrative expenses	508,606	355,546
Research and development	57,760	6,133

Total stock option compensation expense	$621,073	$405,596

As of March 31, 2013, there was $1,593,932 of unrecognized compensation cost related to nonvested service based awards and $7,550 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.81 years for the service and 0.25 years for the performance based awards.

Restricted Share Units

The Company has issued service, performance and market based restricted share units to employees and directors of the Company. Expense for restricted share awards is amortized on a straight-line basis over the awards’ vesting period. The fair value of service and performance awards are determined using the quoted market price of the Company’s common stock on the date of grant, while market based performance awards are valued using a binomial/lattice pricing model.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the restricted share unit activity for the period:

	Number of Shares	Weighted Average Fair Value
Unvested January, 1, 2013	786,900	$7.07

Granted	5,000	12.08
Vested	(27,900)	9.35

Unvested, March 31, 2013	764,000	$8.78

During 2013, the Company granted 29,600 performance based restricted share units to Company executives subject to shareholder approval of increasing the authorized EIP Plan share limit. During the three months ended March 31, 2013 no restricted share unit compensation expense was recognized in connection with the conditionally granted restricted share units. If approved, the Company will recognize restricted share unit compensation expense based on the fair value of the awards at the time of approval.

In connection with the vesting of restricted share unit awards during the three months ended March 31, 2013, 8,188 common stock shares with a fair value of $76,446 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended March 31, 2013 and 2012, restricted share unit compensation expense was recorded as follows:

	Three Months Ended March 31,
	2013	2012
Cost of sales	$-	$5,198
Selling, general and administrative expenses	531,596	84,124
Total restricted share unit compensation expense	$531,596	$89,322

As of March 31, 2013, there was $5,785,281 of unrecognized compensation cost related to unvested restricted share units. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 3.01 years.

In consideration of prior service to the Company, a retiring director received 5,000 restricted share units, acceleration of the vesting of any unvested stock options and restricted share units and extension of the date to exercise vested stock options to the earlier of 36 months or the awards original expiration date (versus 90 days) from the date of the retirement. Also during the three months ended March 31, 2013, the Company granted 4,450 shares of common stock to a former director for consulting services. An additional $337,422 of stock based compensation expense was recognized during the three months ended March 31, 2013 and included in selling, general and administrative expense in connection with these activities.

Shares Reserved for Future Issuance

At March 31, 2013, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock	189,205
Common stock options outstanding	1,794,401
Common stock warrants outstanding	2,743,050
Restricted share units outstanding	764,000
Common stock equivalents available for grant	1,964

Total common stock shares reserved	5,565,952

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

6.	Operating Segments

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

Advanced and traditional wound care products are marketed globally to acute care, extended care, home health care, wound and burn care clinics and physician offices. The Company utilizes a broad network of well-established distributors to deploy the majority of its products to end users. A smaller portion of the Company’s sales are sold directly to end users. The advanced and traditional wound care products are both manufactured internally and sourced from third party suppliers. The majority of marketing expenses are deployed in support of advanced wound care products with traditional wound care products requiring limited support. The Company utilizes direct sales representatives, distributor relationships and contractual relationships with buying groups and wound care service providers to sell its products. Direct sales representatives are used solely in support of advanced wound care sales in the U.S. and the U.K. and for both advanced and traditional wound care products in Canada.

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

Operating segment sales, gross profit, segment contribution and other related information for 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$7,488,381	$11,301,365	$-	$-	$18,789,746
Gross profit	3,629,141	3,075,324	-	-	6,704,465
Direct expense	(5,223,589)	(1,202,968)	(3,016,092)	-	(9,442,649)
Segment contribution	$(1,594,448)	$1,872,356	$(3,016,092)	-	(2,738,184)
Indirect expenses				$(3,506,594)	(3,506,594)

Net loss					$(6,244,778)

	Three Months Ended March 31, 2012
Net sales	$4,497,054	$10,780,312	$-	$-	$15,277,366
Gross profit	2,102,709	2,773,451	-	-	4,876,160
Direct expense	(3,013,807)	(1,034,839)	(1,125,035)	-	(5,173,681)
Segment contribution	$(911,098)	$1,738,612	$(1,125,035)	-	(297,521)
Indirect expenses				$(2,241,380)	(2,241,380)

Net loss					$(2,538,901)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents net sales by geographic region.

	Three Months Ended March 31,
	2013	2012

United States	75%	70%
Canada	16%	21%
Other	9%	9%

For the three months ended March 31, 2013 and 2012, the Company had a major Canadian customer comprising 15% and 21%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at March 31, 2013.

7.	Income Taxes

The following table summarizes the income tax expense and effective tax rate for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Current tax benefit	$(18,021)	$(29,136)
Deferred tax expense	32,209	30,372

Income tax expense	$14,188	$1,236
Effective tax rate	(0.2%)	0.0%

The income tax expense for the three months ended March 31, 2013 and 2012 consisted of a U.S. deferred income tax expense and foreign tax benefit. The U.S. income tax expense for the three months ended March 31, 2013 and 2012 related to indefinite lived intangible assets and for 2013 was reduced by a deferred income tax benefit from periodic amortization of nondeductible acquired intangible assets acquired in the MedEfficiency acquisition.

8.	Commitments and Contingencies

New Cast Industry Co., Ltd. Supply Agreement

On March 27, 2013, the Company entered into a supply agreement (the “International Agreement”) with New Cast Industry Co., Ltd. (“NCIC”) relating to NCIC’s proprietary technology for the casting element within the TCC-EZ total contact casting system (the “Technology”). The Company has been purchasing product from NCIC utilizing the Technology in the TCC-EZ series of total contact casting system products for TCC-EZ product sales within North America pursuant to the supply agreement dated April 17, 2012 (the “North America Agreement”), and intends to continue to do so.

Under the International Agreement, NCIC agreed to exclusively supply the Company with its product utilizing the Technology and granted the Company the exclusive right to sell products incorporating the Technology outside North America. If the Company does not achieve the first commercial sale of a product incorporating the Technology in Latin America, Europe, Middle East, Australia, Asia and India by certain dates, NCIC has the right, as its sole remedy, to convert the exclusive license in the Territory to a non-exclusive license. Unless otherwise terminated pursuant to the terms of the International Agreement, the term is for five years with automatic five year renewals.

In consideration for the exclusive international rights set forth above, the Company paid NCIC $200,000 on April 4, 2013, which amount was accrued in the accompanying March 31, 2013 consolidated balance sheet. Provided this agreement has not been terminated as a result of a breach by the Company, NCIC will refund $100,000 to the Company on the first anniversary of the International Agreement. The initial cost of $100,000 has been capitalized as an identifiable intangible asset and is being amortized over the initial five year term of the agreement, and a $100,000 deposit has been recorded. Further, the International Agreement includes milestone payments of up to $1,000,000 to NCIC based upon achievement of international net sales levels during a calendar year.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of Derma Sciences, Inc. and its subsidiaries (“we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates, current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this Report entitled “Risk Factors,” as well as our Annual Report on Form 10-K filed on March 28, 2013 and other filings with the Commission. Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Overview

Operating Results of Quarters Ended March 31, 2013 and 2012

The following table highlights the operating results of the quarters ended March 31, 2013 and 2012:

	Quarter Ended March 31,		Variance
	2013	2012
Gross sales	$21,042,575	$17,543,106	$3,499,469	19.9%
Sales adjustments	(2,252,829)	(2,265,740)	12,911	0.6%
Net sales	18,789,746	15,277,366	3,512,380	23.0%
Cost of sales	12,085,281	10,401,206	1,684,075	16.2%
Gross profit	6,704,465	4,876,160	1,828,305	37.5%

Selling, general and administrative expense	9,853,085	6,359,090	3,493,995	54.9%
Research and development expense	2,993,166	1,114,698	1,878,468	168.5%
Interest income	(6,023)	(5,079)	(944)	18.6%
Other expense (income), net	94,827	(54,884)	149,711	*
Total expenses	12,935,055	7,413,825	5,521,230	74.5%
Loss before income taxes	(6,230,590)	(2,537,665)	(3,692,925)	145.5%
Income tax expense	14,188	1,236	12,952	*
Net loss	$(6,244,778)	$(2,538,901)	$(3,705,877)	146.0%

* – not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended March 31,
	2013	2012
Gross sales	$21,042,575	$17,543,106
Trade rebates	(1,539,732)	(1,644,162)
Distributor fees	(264,865)	(304,271)
Sales incentives	(213,867)	(104,266)
Returns and allowances	(81,849)	(85,254)
Cash discounts	(152,516)	(127,787)
Total adjustments	(2,252,829)	(2,265,740)
Net sales	$18,789,746	$15,277,366

Trade rebates decreased in 2013 versus 2012 principally due to lower sales in Canada, and a decrease in the rebate percentage due to a change in product mix towards lower rebated products, partially offset by an increase in U.S. sales subject to rebate due to sales growth. The decrease in distributor fees is commensurate with the decrease in Canadian sales upon which it is based. The increase in sales incentives reflected higher sales subject to incentives. The increase in cash discounts principally reflects an increase in U.S. sales to customers that normally take the cash discount along with higher U.S. sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended March 31, 2013 and 2012 were as follows:

	March 31,
	2013	2012
Beginning balance – January 1	$2,466,091	$2,195,006
Rebates paid	(1,648,657)	(1,781,787)
Rebates accrued	1,539,732	1,644,162
Ending balance – March 31	$2,357,166	$2,057,381

The $108,925 decrease in the trade rebate reserve balance at March 31, 2013 from December 31, 2012 principally reflected a decrease in sales subject to rebate in Canada and the timing of rebate payments. There has been no other significant change in the nature of our business in 2013 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended March 31, 2013 versus 2012:

	Quarter Ended March 31,		Variance
	2013	2012
Net Sales	$18,789,746	$15,277,366	$3,512,380	23.0%
Cost of sales	12,085,281	10,401,206	1,684,075	16.2%
Gross Profit	$6,704,465	$4,876,160	$1,828,305	37.5%

Gross Profit %	35.7%	31.9%

Net sales increased $3,512,380, or 23.0% (23.2% adjusted for exchange) in 2013 versus 2012. Advanced wound care sales increased $2,991,327, or 66.5%, to $7,488,381 in 2013 from $4,497,054 in 2012. Traditional wound care sales increased $521,053, or 4.8%, to $11,301,365 in 2013 from $10,780,312 in 2012.

Sales from U.S. operating entities increased $3,827,670, or 33.5%, to $15,257,389 in 2013 from $11,429,719 in 2012. The increase was driven by higher advanced wound care sales of $3,048,493, or 84.6%, and traditional wound care sales of $779,177, or 10.0%. Excluding Total Contact Casting (“TCC”) sales which were positively impacted by our April 2012 acquisition of MedEfficiency, U.S. advanced wound care sales increased 43.7% led by Medihoney and Bioguard. The traditional wound care sales increase was driven by higher private label and first aid products sales. Sales from the Canadian entity subsidiary decreased $334,685, or 10.5% (9.9% adjusted for exchange), to $2,852,514 in 2013 from $3,187,200 in 2012. This decrease was driven by lower end user and distributor demand principally reflecting the impact of lost Canadian business and an unfavorable exchange of $19,083 associated with a 0.7% weakening of the Canadian dollar. Sales from the International operating subsidiary increased $19,395, or 2.9% (3.9% adjusted for exchange), to $679,842 in 2013 from $660,447 in 2012. The increase was driven by higher traditional wound care sales of $41,181 offset by lower advanced wound care sales of $21,786. The lower International advanced wound care sales principally reflects the timing of sales to one of our European distributors.

Gross profit increased $1,828,305, or 37.5%, in 2013 versus 2012. Advanced wound care gross profit increased $1,526,432, or 72.6%, to $3,629,141 in 2013 from $2,102,709 in 2012. Traditional wound care gross profit increased $301,873, or 10.9%, to $3,075,324 in 2013 from $2,773,451 in 2012. The overall gross profit margin percentage increased to 35.7% in 2013 from 31.9% in 2012. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected an increase in higher margined advanced wound care sales principally driven by the MedEfficiency acquisition in April 2012, partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2013 versus 2012:

	Quarter Ended March 31,		Variance
	2013	2012
Distribution	$549,938	$496,251	$53,687	10.8%
Marketing	1,238,426	607,322	631,104	103.9%
Sales	4,417,290	2,955,410	1,461,880	49.5%
General and administrative	3,647,431	2,300,107	1,347,324	58.6%
Total	$9,853,085	$6,359,090	$3,493,995	54.9%

Selling, general and administrative expenses increased $3,493,995, or 54.9% (55.1% adjusted for exchange) in 2013 versus 2012.

Distribution expense increased $53,687, or 10.8% (11.0% adjusted for exchange), in 2013 versus 2012. The increase reflected higher operating costs in support of our growing base of sales.

Marketing expense increased $631,104, or 103.9% (104.0% adjusted for exchange), in 2013 versus 2012. The increase was attributable to higher U.S. related compensation and benefits and travel expense associated with two new marketing and two new clinical personnel added in 2012 and 2013 and promotion and national sales meeting expenses principally in support of our advanced wound care growth initiatives.

Sales expense increased $1,461,880, or 49.5% (49.7% adjusted for exchange), in 2013 versus 2012. Expenses in the U.S. increased $1,314,686. This increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel and sample expenses associated with the expansion of the advanced wound care sales force from 20 to 38 representatives that began in the third quarter of 2011 and was completed during the second quarter of 2012. Expenses in Canada increased $40,105 (including a $1,843 increase related to exchange) due to higher compensation and benefit and travel expense due to the addition of a sales representative in 2012. International expenses increased $107,089 (including a $2,363 increase related to exchange) due principally to higher compensation and benefit and travel expense associated with new sales personnel associated with the build-up of our international sales force in 2012.

General and administrative expenses increased $1,347,324, or 58.6% (58.8% adjusted for exchange), in 2013 versus 2012. Expenses in the U.S. increased $1,188,677. Excluding the charges associated with the retiring and former directors’ stock based compensation activities of $337,422 and the incremental MedEfficiency identified intangible asset amortization expense of $172,500, U.S. general and administrative costs increased $678,755 or 39.3%. This increase reflects higher compensation and benefit expenses associated with the 2012 executive and director’s long term retention stock based compensation awards, annual salary increases and the addition of two new information technology positions and a finance position added in 2012, along with higher professional service costs, insurance and corporate office expenses, which were partially offset by lower recruiting costs. Expenses in Canada increased $144,414 net of exchange due principally to higher compensation and benefits due to annual salary increases and equity based compensation, the addition of a materials management position in 2012 and higher computer and professional services expenses in connection with the commencement of the project to bring Canadian operations on to the Corporate operating system during the first quarter of 2013. International expenses increased $14,233 net of exchange principally due to higher operating costs.

Research and Development Expense

Research and development expense increased $1,878,468 to $2,993,166 in 2013 from $1,114,698 in 2012. The increase reflected the ongoing ramp up of DSC127 Phase 3 related expenses.

Other Expense (Income) net

Other expense (income) increased $149,711 to an expense of $94,827 in 2013 from income of $54,884 in 2012 due principally to foreign currency exchange losses.

Income Tax Expense

Income tax expense increased $12,952 to $14,188 in 2013 from $1,236 in 2012. The income tax expense for 2013 and 2012 were attributable to a U.S. deferred income tax expense related to indefinite lived intangibles reduced in 2013 by a deferred income tax benefit from periodic amortization of nondeductible acquired intangible assets and an income tax benefit for 2013 and 2012 related to foreign operations.

Net Loss

We generated a net loss of $6,244,778, or $0.38 per share (basic and diluted), compared to a net loss of $2,538,901, or $0.24 per share (basic and diluted), in 2012.

Liquidity and Capital Resources

Cash Flow and Working Capital

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $38,453,049 and $41,616,657, respectively. The $3,163,608 decrease in cash and cash equivalents reflected net cash used in operating activities of $3,608,493 and investing activities of $1,119,733, partially offset by cash provided by financing activities of $1,531,660 and the exchange rate effect on cash of $32,958.

Net cash used in operating activities of $3,608,493 resulted from $3,702,971 cash used in operations (net loss plus non-cash items) together with $94,478 cash provided by the change in operating assets and liabilities. Higher research and development expense associated with growing Phase 3 costs and the impact of advanced wound care sales and marketing growth related expenses preceding revenue growth were the main contributors of the cash used in operations. Higher accounts payable and lower inventory, accounts receivable and prepaid expenses and other current assets partially offset by lower accrued expenses were the main drivers behind the net cash provided by the change in operating assets and liabilities.

Net cash used in investing activities of $1,119,733 included net cash used for the purchase of investments of $986,000 and $133,733 used for capital expenditures. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Net cash provided by financing activities of $1,531,660 included net proceeds of $1,608,106 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock compensation of $76,446 in connection with net share settlements.

Working capital decreased $3,501,466 at March 31, 2013 to $57,683,902 from $61,185,368 at December 31, 2012. This decrease principally reflected the net cash outflow from operating activities, and the net purchase of investments partially offset by net cash provided by the exercise of warrants and stock options. Management believes that it has sufficient working capital on hand to support our existing operations for at least the next twelve months.

In March 2013, the Company entered into an exclusive supply agreement with New Cast Industry Co., Ltd (“NCIC”) granting the Company the right to sell products incorporating their proprietary technology for the casting element within TCC-EZ total contact casting system outside North America . The Company has been purchasing product utilizing this technology for the TCC-EZ series of total casting system products for TCC-EZ sales within North America. In exchange for the expanded rights to sell products utilizing this technology the Company paid NCIC $200,000 in April 2012, of which $100,000 is to be refunded to the Company on the first anniversary of the agreement, and agreed to make certain milestone payments of up to $1,000,000 based upon the achievement of certain sales levels.

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

The launch of a number of advanced wound product line extensions in recent years and the acquisition of the MedEfficiency line of TCC products in April 2012 bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad. We continue to work on our pipeline and have identified several new products and product line extensions that are capable of contributing to future sales growth. Traditional wound care sales are expected to remain relatively stable.

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. We continue to expand our sales and marketing resources in support of our advanced wound care growth initiatives, albeit on a diminishing scale. In March 2013, we entered into an exclusive agreement for the international rights to sell products incorporating the casting element within TCC-EZ. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. In April 2013, we hired a Vice President of International Sales to manage international markets (excluding Canada, Europe, Middle East and Asia). We have established a presence in Europe through a direct sales organization in the U.K. and through distributors in a number of other countries, as well as a presence in Australia, New Zealand, South Korea, and various countries throughout Latin America and the Middle East through distributors. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of DSC127 is estimated to be three years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. Food and Drug Administration (“FDA”), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. Our toxicology and Chemistry, Manufacturing and Control programs are proceeding as planned. During the fourth quarter of 2012, we submitted our protocols for the Phase 3 clinical trial program to the FDA. We initiated our first of two pivotal trials in February 2013, and the second in April 2013. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $45 to $50 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of Diabetic Foot Ulcers, we are also planning pre-clinical activities for scar prevention, and anticipate having initial data sometime within 2013 to help determine whether or not to progress towards an Investigational New Drug application.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. During the first quarter of 2013, we hired a Director of Private Label Sales to better utilize available manufacturing capacity at our Toronto manufacturing facility. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the planned improvement in operations, expected working capital requirements and cash on-hand as of March 31, 2013, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the December 31, 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.

During the three months ended March 31, 2013, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

During the three months ended March 31, 2013, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the Company’s Annual Report on Form 10-K filed with the Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $6,244,778 in the three months ended March 31, 2013 (unaudited), $12,070,431 for the year ended December 31, 2012, and additional losses in previous years. At March 31, 2013, we had an accumulated deficit of $46,451,536. We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of March 31, 2013, up to 5,563,988 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 16,765,347 shares of common stock outstanding as of March 31, 2013.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2008 through 2012 and the first three months of 2013 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013*	$10.78	$12.89

(*) January 1 through March 31.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

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

DERMA SCIENCES, INC.

Dated: May 15, 2013	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

