Form 10-Q
period 2013-06-30
DERMA SCIENCES, INC.
filed 2013-08-12
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: August 12, 2013	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 17,264,198

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$21,402,603	$41,616,657
Short-term investments	16,472,000	3,730,000
Accounts receivable, net	7,425,109	7,085,713
Inventories	14,051,601	13,670,588
Prepaid expenses and other current assets	3,068,825	3,209,031
Total current assets	62,420,138	69,311,989
Long-term investments	1,494,000	498,000
Equipment and improvements, net	2,986,501	3,304,852
Identifiable intangible assets, net	15,781,556	17,128,883
Goodwill	13,457,693	13,457,693
Other assets	138,858	141,213
Total Assets	$96,278,746	$103,842,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,817,561	$3,993,687
Accrued expenses and other current liabilities	4,058,851	4,132,934
Total current liabilities	8,876,412	8,126,621
Long-term liabilities	274,661	268,517
Deferred tax liability	1,744,792	1,736,299
Total Liabilities	10,895,865	10,131,437

Commitments and contingencies (Note 8)
Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at June 30, 2013 and December 31, 2012 (liquidation preference of $3,222,368 at June 30, 2013)	733	733
Common stock, $.01 par value; shares authorized 35,000,000; issued and outstanding 17,241,248 at June 30, 2013 and 16,524,723 at December 31, 2012	172,412	165,247
Additional paid-in capital	137,636,158	132,163,083
Accumulated other comprehensive income – cumulative translation adjustments	1,369,788	1,588,888
Accumulated deficit	(53,796,210)	(40,206,758)
Total Stockholders’ Equity	85,382,881	93,711,193
Total Liabilities and Stockholders’ Equity	$96,278,746	$103,842,630

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,
	2013	2012
Net Sales	$18,148,061	$17,609,799
Cost of sales	11,473,900	11,411,224
Gross Profit	6,674,161	6,198,575
Operating Expenses
Selling, general and administrative	10,823,370	9,229,184
Research and development	3,242,599	1,515,329
Total operating expenses	14,065,969	10,744,513
Operating loss	(7,391,808)	(4,545,938)
Other (income) expense, net:
Interest income	(8,030)	(5,771)
Other (income) expense, net	(8,703)	56,069
Total other (income) expense, net	(16,733)	50,298
Loss before income taxes	(7,375,075)	(4,596,236)
Income tax benefit	(30,402)	(1,804,187)
Net Loss	(7,344,673)	(2,792,049)
Other Comprehensive Loss
Foreign currency translation adjustment	(169,419)	(86,510)
Comprehensive Loss	$(7,514,092)	$(2,878,559)
Net loss per common share – basic and diluted	$(0.43)	$(0.23)
Shares used in computing net loss per common share – basic and diluted	17,068,854	12,243,156

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Six Months Ended June 30,
	2013	2012
Net Sales	$36,937,807	$32,887,165
Cost of sales	23,559,181	21,812,430
Gross Profit	13,378,626	11,074,735
Operating Expenses
Selling, general and administrative	20,676,455	15,588,274
Research and development	6,235,765	2,630,027
Total operating expenses	26,912,220	18,218,301
Operating loss	(13,533,594)	(7,143,566)
Other expense (income), net:
Interest income	(14,052)	(10,850)
Other expense, net	86,124	1,185
Total other expense (income), net	72,072	(9,665)
Loss before income taxes	(13,605,666)	(7,133,901)
Income tax benefit	(16,214)	(1,802,951)
Net Loss	(13,589,452)	(5,330,950)
Other Comprehensive Loss
Foreign currency translation adjustment	(219,100)	(7,170)
Comprehensive Loss	$(13,808,552)	$(5,338,120)
Net loss per common share – basic and diluted	$(0.81)	$(0.46)
Shares used in computing net loss per common share – basic and diluted	16,832,578	11,660,609

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net loss	$(13,589,452)	$(5,330,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment and improvements	467,400	516,209
Amortization of intangible assets	1,447,327	667,540
Provision (recovery) for bad debts	14,000	(2,923)
(Recovery) allowance for sales adjustments	(16,805)	12,080
Provision for inventory obsolescence	73,781	84,060
Loss on disposal of equipment	--	25,653
Deferred rent expense	16,945	(15,459)
Stock based compensation	2,806,137	1,251,322
Deferred income taxes	74,639	(1,829,470)
Changes in operating assets and liabilities:
Accounts receivable	(349,151)	340,591
Inventories	(732,687)	(3,711,502)
Prepaid expenses and other current assets	83,236	1,305,474
Other assets	(431)	(46,799)
Accounts payable	871,362	(224,045)
Accrued expenses and other current liabilities	30,839	(211,360)
Net cash used in operating activities	(8,802,860)	(7,169,579)
Investing Activities
Investment in acquired business, net of cash acquired	--	(14,382,578)
Purchase of investments	(16,475,000)	(1,990,000)
Proceeds from sale of investments	2,737,000	2,240,000
Purchase of equipment and improvements	(282,574)	(409,944)
Proceeds from sale of equipment	--	43,000
Purchase of identifiable intangible assets	(100,000)	--
Net cash used in investing activities	(14,120,574)	(14,499,522)
Financing Activities
Proceeds from sale of common stock, net of costs	--	17,855,922
Proceeds from exercise of stock options and warrants, net of costs	2,750,549	329,878
Payment of withholding taxes related to employee stock compensation	(76,446)	(68,190)
Net cash provided by financing activities	2,674,103	18,117,610
Effect of exchange rate changes on cash and cash equivalents	35,277	40,867
Net decrease in cash and cash equivalents	(20,214,054)	(3,510,624)
Cash and cash equivalents
Beginning of period	41,616,657	17,110,350
End of period	$21,402,603	$13,599,726
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$717	$943

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Information included in the consolidated balance sheet as of December 31, 2012 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2013 and 2012 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three and Six Months Ended June 30,
	2013	2012
Dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	73,566	-
Restricted share units	802,800	54,400
Warrants	2,305,593	3,035,036
Stock options	1,853,805	1,745,317
Total dilutive shares	5,109,096	4,908,085

2.	Acquisition

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

The acquisition has been accounted for as a purchase. Accordingly, the results of operations of MedEfficiency have been included in the consolidated financial statements commencing April 17, 2012. The allocation of the purchase price to the estimated fair value of the assets acquired and the liabilities assumed is outlined below:

Current assets	$925,817
Equipment	29,579
Acquired intangible assets	10,700,000
Goodwill	6,362,967
Total assets acquired	18,018,363
Current liabilities	653,315
Deferred tax liability	2,982,470
Total liabilities assumed	3,635,785
Net assets acquired	$14,382,578
Purchase price	$14,500,000
Less cash acquired	117,422
Net cash paid	$14,382,578

The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation study to establish the fair value of the identifiable intangible assets acquired. The identifiable intangible assets acquired consist of developed technology and patents, customer relationships, a supply agreement, trade names and trademarks and non-compete agreements. The Company recorded the excess of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed as goodwill. While the acquired intangible assets are amortizable for financial reporting purposes, the acquired intangible assets and goodwill are not deductible for tax purposes. Deferred taxes have been recorded associated with the acquisition for the basis differences for financial reporting and income tax purposes for the acquired identifiable intangible assets at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse.

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

	Three months ended,	Six months ended,
	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)

Revenues	$17,752,254	$34,274,654

Net Loss	$(4,936,884)	$(5,666,891)

Net Loss per common share:
Basic and Diluted	$(0.40)	$(0.49)

Weighted average number of shares:
Basic and Diluted	12,243,156	11,660,609

The proforma results of operations include a deferred income tax benefit of $1,919,656 associated with the acquisition for differences in financial and income tax reporting basis differences of the acquired identifiable intangible assets at the effective tax rates for the period in which the deferred tax assets and liabilities are expected to reverse.

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

Cash and cash equivalents and investments at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Cash	$4,422,179	$4,909,663
Money market mutual funds	16,980,424	36,706,994
Cash and cash equivalents	21,402,603	41,616,657
Investments	17,966,000	4,228,000
Total cash and cash equivalents and investments	$39,368,603	$45,844,657

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table provides fair value information as of June 30, 2013:

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$21,402,603	$21,402,603	$-	$-
Investments	17,966,000	17,946,671	-	-
Total	$39,368,603	$39,349,274	$-	$-

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

4.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	June 30, 2013	December 31, 2012

Finished goods	$9,499,636	$9,574,685
Work in process	859,735	554,129
Packaging materials	1,065,926	991,157
Raw materials	2,626,304	2,550,617
Total inventory	$14,051,601	$13,670,588

5.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that would impact the preferred stock conversion ratios. Previous preferred stockholders who have converted their preferred shares will receive an additional 141,448 shares of common stock as a result of the conversion ratio adjustments, of which 115,639 shares were issued during the six months ended June 30, 2013 and 25,809 remain issuable. As of June 30, 2013, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 121,089 shares of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

The 141,448 incremental shares associated with the conversion ratio adjustment will be recorded to common stock at par with the offset to additional paid in capital when issued as all of the convertible preferred stock was issued prior to the November 16, 2000 effective date of certain provisions of ASC 470 (formerly, EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments).

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Common Stock

On May 22, 2013, shareholders of the Company approved the proposal to increase the number of authorized shares of common stock from 25,000,000 to 35,000,000. During the six months ended June 30, 2013, the Company issued 716,525 shares of common stock consisting of: 537,466 shares upon the exercise of stock purchase warrants and options for which the Company received $2,778,757 (net of $28,208 in expenses), 115,639 shares in connection with the preferred stock ratio adjustments, 58,970 shares in connection with the vesting of 66,900 shares of restricted common stock net of the shares withheld for payment of withholding taxes, and 4,450 shares to a retired director of the Company for consulting services.

Stock Purchase Warrants

At June 30, 2013, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	230,900	$5.50	February 22, 2015
P	2,508	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016
Total	2,305,593

During the six months ended June 30, 2013, a total of 624,561 warrants were exercised on a for cash and cashless basis consisting of 367,814 Series K, 200,893 Series J, 53,667 Series O, and 2,187 Series P warrants. A total of 421,278 shares of common stock were issued in connection with the 2013 warrant exercises.

Equity Based Compensation

Under the Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue shares of common stock. On May 22, 2013, shareholders of the Company approved the proposal to increase the number of authorized shares of common stock the Company can issue from 2,812,500 to 4,500,000. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At June 30, 2013, options to purchase 1,853,805 shares and 802,800 restricted share units were issued and outstanding under the EIP Plan and 1,428,264 shares were available for grant.

Stock Options

The EIP Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

For the three and six months ended June 30, 2013 and 2012, the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	1.16%	1.11%	1.22%	1.17%
Volatility factor	70.2%	73.6%	70.0%	74.5%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25

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

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2013 was as follows:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2013	1,639,985	$6.38
Granted	393,180	$12.07
Exercised	(165,622)	$5.65
Forfeited	(13,738)	$9.77
Outstanding – June 30, 2013	1,853,805	$7.67
Expected to vest – June 30, 2013	1,835,267	$7.67
Exercisable at June 30, 2013	1,351,798	$6.52

During 2013, the Company granted 277,580 service based options and 115,600 performance based options to Company employees and consultants. The weighted average fair value per share of options granted during the six months ended June 30, 2013 was $8.25.

During the six months ended June 30, 2013, 165,622 stock options were exercised on a for cash and cashless basis. A total of 116,188 shares of common stock were issued in connection with the 2013 stock option exercises. The intrinsic value of options exercised in 2013 was $1,111,730.

During the three and six months ended June 30, 2013 and 2012, stock option compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$13,636	$36,266	$68,343	$80,184
Selling, general and administrative expenses	627,186	407,070	1,135,792	950,059
Research and development	13,895	2,648	71,655	8,781
Total stock option compensation expense	$654,717	$445,984	$1,275,790	$1,039,024

As of June 30, 2013, there was $2,097,639 of unrecognized compensation cost related to nonvested service based awards and $641,715 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.93 years for the service and 0.50 years for the performance based awards.

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

The following table summarizes the restricted share unit activity for the period:

	Number of Shares	Weighted Average Fair Value
Unvested January, 1, 2013	786,900	$7.07
Granted	82,800	13.66
Vested	(66,900)	9.52
Unvested, June 30, 2013	802,800	$9.22

In connection with the vesting of restricted share unit awards during the six months ended June 30, 2013, 7,930 common stock shares with a fair value of $76,446 were withheld in satisfaction of employee tax withholding obligations.

During the three and six months ended June 30, 2013 and 2012, restricted share unit compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$-	$7,796	$-	$12,994
Selling, general and administrative expenses	661,329	115,180	1,192,925	199,304
Total restricted share unit compensation expense	$661,329	$122,976	$1,192,925	$212,298

As of June 30, 2013, there was $6,192,258 of unrecognized compensation cost related to unvested restricted share units. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 2.87 years.

In consideration of prior service to the Company, a retiring director received 5,000 restricted share units, acceleration of the vesting of any unvested stock options and restricted share units and extension of the date to exercise vested stock options to the earlier of 36 months or the awards original expiration date (versus 90 days) from the date of the retirement. Also during the six months ended June 30, 2013, the Company granted 4,450 shares of common stock to a former director for consulting services. An additional $337,422 of stock based compensation expense was recognized during the three and six months ended June 30, 2013 and included in selling, general and administrative expense in connection with these activities.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance

At June 30, 2013, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock	73,566
Common stock options outstanding	1,853,805
Common stock warrants outstanding	2,305,593
Restricted share units outstanding	802,800
Common stock equivalents available for grant	1,428,264
Total common stock shares reserved	6,537,360

6.	Operating Segments

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Operating segment sales, gross profit, segment contribution and other related information for 2013 and 2012 were as follows:

	Three Months Ended June 30, 2013

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$7,910,616	$10,237,445	$-	$-	$18,148,061
Gross profit	3,938,156	2,736,005	-	-	6,674,161
Direct expense	(5,200,282)	(1,284,977)	(3,269,670)	-	(9,754,929)
Segment contribution	$(1,262,126)	$1,451,028	$(3,269,670)	-	(3,080,768)
Indirect expenses				$(4,263,905)	(4,263,905)
Net loss					$(7,344,673)

	Three Months Ended June 30, 2012

Net sales	$5,800,152	$11,809,647	$-	$-	$17,609,799
Gross profit	3,127,521	3,071,054	-	-	6,198,575
Direct expense	(5,101,082)	(1,136,273)	(1,532,058)	-	(7,769,413)
Segment contribution	$(1,973,561)	$1,934,781	$(1,532,058)	-	(1,570,838)
Indirect expenses				$(1,221,211)	(1,221,211)
Net loss					$(2,792,049)

	Six Months Ended June 30, 2013

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$15,398,998	$21,538,809	$-	$-	$36,937,807
Gross profit	7,567,297	5,811,329	-	-	13,378,626
Direct expense	(10,423,871)	(2,487,944)	(6,285,762)	-	(19,197,577)
Segment contribution	$(2,856,574)	$3,323,385	$(6,285,762)	-	(5,818,951)
Indirect expenses				$(7,770,501)	(7,770,501)
Net loss					$(13,589,452)

	Six Months Ended June 30, 2012

Net sales	$10,297,206	$22,589,959	$-	$-	$32,887,165
Gross profit	5,230,227	5,844,508	-	-	11,074,735
Direct expense	(8,228,560)	(2,252,113)	(2,657,093)	-	(13,137,766)
Segment contribution	$(2,998,333)	$3,592,395	$(2,657,093)	-	(2,063,031)
Indirect expenses				$(3,267,919)	(3,267,919)
Net loss					$(5,330,950)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents net sales by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	80%	72%	79%	71%
Canada	11%	20%	13%	21%
Other	9%	8%	8%	8%

For the six months ended June 30, 2013 and 2012, the Company had a major Canadian customer comprising 13% and 20%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at June 30, 2013.

7.	Income Taxes

The following table summarizes the income tax expense and effective tax rate for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012

Current tax (benefit) expense	$(72,832)	$55,654
Deferred tax expense (benefit)	42,430	(1,859,841)
Income tax benefit	$(30,402)	$(1,804,187)
Effective tax rate	0.4%	39.3%

	Six Months Ended June 30,
	2013	2012

Current tax (benefit) expense	$(90,853)	$26,519
Deferred tax expense (benefit)	74,639	(1,829,470)
Income tax benefit	$(16,214)	$(1,802,951)
Effective tax rate	0.1%	25.3%

The income tax expense for the three and six months ended June 30, 2013 and 2012 consisted of a U.S. deferred income tax expense and foreign tax benefit. The U.S. income tax expense for the three and six months ended June 30, 2013 and 2012 related to indefinite lived intangible assets and for 2013 was reduced by a deferred income tax benefit from periodic amortization of nondeductible acquired intangible assets acquired in the MedEfficiency acquisition.

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

Under the International Agreement, NCIC agreed to exclusively supply the Company with its product utilizing the Technology and granted the Company the exclusive right to sell products incorporating the Technology outside North America. If the Company does not achieve the first commercial sale of a product incorporating the Technology in Latin America, Europe, Middle East, Australia, Asia and India (the “Territory”) by certain dates, NCIC has the right, as its sole remedy, to convert the exclusive license in the Territory to a non-exclusive license. Unless otherwise terminated pursuant to the terms of the International Agreement, the term is for five years with automatic five year renewals.

In consideration for the exclusive international rights set forth above, the Company paid NCIC $200,000. Provided this agreement has not been terminated as a result of a breach by the Company, NCIC will refund $100,000 to the Company on the first anniversary of the International Agreement. The initial cost of $100,000 has been capitalized as an identifiable intangible asset and is being amortized over the initial five year term of the agreement, and a $100,000 deposit has been recorded. Further, the International Agreement includes milestone payments of up to $1,000,000 to NCIC based upon achievement of international net sales levels during a calendar year.

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

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Overview

Operating Results of Quarters Ended June 30, 2013 and 2012

The following table highlights the operating results of the quarters ended June 30, 2013 and 2012:

	Quarter Ended June 30,		Variance
	2013	2012
Gross sales	$19,983,956	$20,159,902	$(175,946)	(0.9)%
Sales adjustments	(1,835,895)	(2,550,103)	714,208	(28.0)%
Net sales	18,148,061	17,609,799	538,262	3.1%
Cost of sales	11,473,900	11,411,224	62,676	0.5%
Gross profit	6,674,161	6,198,575	475,586	7.7%

Selling, general and administrative expense	10,823,370	9,229,184	1,594,186	17.3%
Research and development expense	3,242,599	1,515,329	1,727,270	114.0%
Interest income	(8,030)	(5,771)	(2,259)	39.1%
Other (income) expense, net	(8,703)	56,069	(64,772)	*
Total expenses	14,049,236	10,794,811	3,254,425	30.1%

Loss before income taxes	(7,375,075)	(4,596,236)	(2,778,839)	60.5%
Income tax benefit	(30,402)	(1,804,187)	1,773,785	*
Net loss	$(7,344,673)	$(2,792,049)	$(4,552,624)	163.1%

* – not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Quarter Ended June 30,
	2013	2012
Gross sales	$19,983,956	$20,159,902
Trade rebates	(1,159,703)	(1,856,329)
Distributor fees	(172,732)	(323,431)
Sales incentives	(270,217)	(149,391)
Returns and allowances	(71,272)	(92,318)
Cash discounts	(161,971)	(128,634)
Total adjustments	(1,835,895)	(2,550,103)
Net sales	$18,148,061	$17,609,799

Trade rebates decreased in 2013 versus 2012 principally due to lower sales in Canada, and a decrease in the rebate percentage due to a change in product mix towards lower rebated products, partially offset by an increase in U.S. sales subject to rebate due to sales growth. The decrease in distributor fees is commensurate with the decrease in Canadian sales upon which the fees are based. The increase in sales incentives reflects higher sales subject to incentives. The increase in cash discounts relates to an increase in U.S. sales to customers that normally take the cash discount along with higher U.S. sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the quarters ended June 30, 2013 and 2012 were as follows:

	June 30,
	2013	2012
Beginning balance – April 1	$2,357,166	$2,057,381
Rebates paid	(1,722,313)	(1,897,233)
Rebates accrued	1,159,703	1,856,329
Ending balance – June 30	$1,794,556	$2,016,477

The $562,610 decrease in the trade rebate reserve balance at June 30, 2013 from March 31, 2013 principally reflects a decrease in sales subject to rebate in Canada and the timing of rebate payments. There has been no other significant change in the nature of our business in 2013 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the quarters ended June 30, 2013 versus 2012:

	Quarter Ended June 30,		Variance
	2013	2012
Net Sales	$18,148,061	$17,609,799	$538,262	3.1%
Cost of sales	11,473,900	11,411,224	62,676	0.5%
Gross Profit	$6,674,161	$6,198,575	$475,586	7.7%
Gross Profit %	36.8%	35.2%

Net sales increased $538,262, or 3.1% (3.4% adjusted for exchange) in 2013 versus 2012. Advanced wound care sales increased $2,110,464, or 36.4%, to $7,910,616 in 2013 from $5,800,152 in 2012. Traditional wound care sales decreased $1,572,202, or 13.3%, to $10,237,445 in 2013 from $11,809,647 in 2012.

Sales from U.S. operating entities increased $1,898,964, or 13.9%, to $15,587,137 in 2013 from $13,688,173 in 2012. The increase was driven by higher advanced wound care sales of $1,971,660, or 38.5%, offset by a decrease in traditional wound care sales of $72,696, or 0.8%. The U.S. advanced wound care sales increase was led by Medihoney and Total Contact Casting (“TCC”). The traditional wound care sales decrease was driven by lower first aid products offset by higher private label. Sales from the Canadian subsidiary decreased $1,485,170, or 44.4% (43.2% adjusted for exchange), to $1,859,406 in 2013 from $3,344,576 in 2012. This decrease was driven by lower end user demand of 10.1% due to business lost in 2012, a significant reduction in sales to our exclusive distributor during the quarter as a result of the distributor’s decision to rebalance its inventory and unfavorable exchange of $41,214 associated with a 1.3% weakening of the Canadian dollar. Sales from the international operating subsidiary increased $124,468, or 21.6% (24.3% adjusted for exchange), to $701,518 in 2013 from $577,050 in 2012. The increase was driven by higher advanced wound care sales of $103,399 and higher traditional wound care sales of $21,069.

Gross profit increased $475,586, or 7.7%, in 2013 versus 2012. Advanced wound care gross profit increased $810,635, or 25.9%, to $3,938,156 in 2013 from $3,127,521 in 2012. Traditional wound care gross profit decreased $335,049, or 10.9%, to $2,736,005 in 2013 from $3,071,054 in 2012. The overall gross profit margin percentage increased to 36.8% in 2013 from 35.2% in 2012. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected an increase in higher margined advanced wound care sales, partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the quarters ended June 30, 2013 versus 2012:

	Quarter Ended June 30,		Variance
	2013	2012
Distribution	$569,754	$511,949	$57,805	11.3%
Marketing	1,477,734	1,100,114	377,620	34.3%
Sales	4,262,758	3,657,147	605,611	16.6%
General and administrative	4,513,124	3,959,974	553,150	14.0%
Total	$10,823,370	$9,229,184	$1,594,186	17.3%

Selling, general and administrative expenses increased $1,594,186, or 17.3% (17.5% adjusted for exchange) in 2013 versus 2012.

Distribution expense increased $57,805, or 11.3% (11.6% adjusted for exchange), in 2013 versus 2012. The increase reflected higher operating costs in support of our growing base of sales.

Marketing expense increased $377,620, or 34.3% (34.5% adjusted for exchange), in 2013 versus 2012. The increase was attributable to higher U.S. compensation associated with the issuance of the 2012 and 2013 executive stock-based awards, compensation and benefits for two new marketing and two new clinical personnel added in 2012 and in 2013, and promotional and product development costs principally in support of our advanced wound care growth initiatives, partially offset by lower recruiting costs.

Sales expense increased $605,611, or 16.6% (16.8% adjusted for exchange), in 2013 versus 2012. This increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel and sample expenses associated with the expansion of the advanced wound care sales force from 20 to 38 representatives that began in the third quarter of 2011 and was completed during the second quarter of 2012, along with the incremental investment of a traditional wound care sales management position to better utilize the capacity of our Toronto manufacturing facility and an international sales management position to support our international growth, compensation expense associated with 2012 and 2013 executive stock based awards, and administrative fees associated with group purchasing and sales data collection programs.

General and administrative expenses increased $553,150, or 14.0% (14.2% adjusted for exchange), in 2013 versus 2012. Excluding the 2012 MedEfficiency transaction and integration related expenses of $787,208, general and administrative costs increased $1,340,358. This increase reflects higher legal costs, compensation expense associated with the 2012 and 2013 executive and director’s stock based awards, annual salary increases and the addition of five new positions in 2012 and 2013 to support our growth, along with associated recruiting costs, higher professional service costs, information technology expenses associated with an information systems integration project and insurance expense.

Research and Development Expense

Research and development expense increased $1,727,270 to $3,242,599 in 2013 from $1,515,329 in 2012. The increase reflected the ongoing ramp up of DSC127 Phase 3 related expenses.

Other (Income) Expense, net

Other (income) expense increased $64,772 to income of $8,703 in 2013 from an expense of $56,069 in 2012 due principally to changes in foreign currency exchange.

Income Tax Benefit

Income tax benefit decreased $1,773,785 to $30,402 in 2013 from $1,804,187 in 2012. The income tax benefit for the three months ended June 30, 2012, included a $1,887,383 deferred tax benefit associated with the reduction in the Company’s U.S. valuation allowance in connection with the MedEfficiency acquisition. Excluding the 2012 valuation allowance adjustment the 2013 and 2012 income tax benefits reflects normal operating activity.

Net Loss

We generated a net loss of $7,344,673, or $0.43 per share (basic and diluted), compared to a net loss of $2,792,049, or $0.23 per share (basic and diluted), in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Overview

Operating Results of Six Months Ended June 30, 2013 and 2012

The following table highlights the operating results of the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Variance
	2013	2012
Gross sales	$41,026,530	$37,703,008	$3,323,522	8.8%
Sales adjustments	(4,088,723)	(4,815,843)	727,120	(15.1)%
Net sales	36,937,807	32,887,165	4,050,642	12.3%
Cost of sales	23,559,181	21,812,430	1,746,751	8.0%
Gross profit	13,378,626	11,074,735	2,303,891	20.8%

Selling, general and administrative expense	20,676,455	15,588,274	5,088,181	32.6%
Research and development expense	6,235,765	2,630,027	3,605,738	137.1%
Interest income	(14,052)	(10,850)	(3,202)	29.5%
Other expense, net	86,124	1,185	84,939	*
Total expenses	26,984,292	18,208,636	8,775,656	48.2%
Loss before income taxes	(13,605,666)	(7,133,901)	(6,471,765)	90.7%
Income tax benefit	(16,214)	(1,802,951)	1,786,737	*
Net loss	$(13,589,452)	$(5,330,950)	$(8,258,502)	154.9%

* – not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2013	2012
Gross sales	$41,026,530	$37,703,008
Trade rebates	(2,699,434)	(3,500,491)
Distributor fees	(437,598)	(627,702)
Sales incentives	(484,084)	(253,656)
Returns and allowances	(153,122)	(177,573)
Cash discounts	(314,485)	(256,421)
Total adjustments	(4,088,723)	(4,815,843)
Net sales	$36,937,807	$32,887,165

Trade rebates decreased in 2013 versus 2012 principally due to lower sales in Canada, and a decrease in the rebate percentage due to a change in product mix towards lower rebated products, partially offset by an increase in U.S. sales subject to rebate due to sales growth. The decrease in distributor fees is commensurate with the decrease in Canadian sales upon which the fees are based. The increase in sales incentives reflects higher sales subject to incentives. The increase in cash discounts principally relates an increase in U.S. sales to customers that normally take the cash discount along with higher U.S. sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the six months ended June 30, 2013 and 2012 were as follows:

	June 30,
	2013	2012
Beginning balance – January 1	$2,466,091	$2,195,006
Rebates paid	(3,370,969)	(3,679,020)
Rebates accrued	2,699,434	3,500,491
Ending balance – June 30	$1,794,556	$2,016,477

The $671,535 decrease in the trade rebate reserve balance at June 30, 2013 from December 31, 2012 principally reflects a decrease in sales subject to rebate in Canada. There has been no other significant change in the nature of our business in 2013 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the six months ended June 30, 2013 versus 2012:

	Six Months Ended June 30,		Variance
	2013	2012
Net Sales	$36,937,807	$32,887,165	$4,050,642	12.3%
Cost of sales	23,559,181	21,812,430	1,746,751	8.0%
Gross Profit	$13,378,626	$11,074,735	$2,303,891	20.8%
Gross Profit %	36.2%	33.7%

Net sales increased $4,050,642, or 12.3% (12.6% adjusted for exchange) in 2013 versus 2012. Advanced wound care sales increased $5,101,792, or 49.5%, to $15,398,998 in 2013 from $10,297,206 in 2012. Traditional wound care sales decreased $1,051,150, or 4.7%, to $21,538,809 in 2013 from $22,589,959 in 2012.

Sales from U.S. operating entities increased $5,726,632, or 22.8%, to $30,844,526 in 2013 from $25,117,894 in 2012. The increase was driven by higher advanced wound care sales of $5,020,151, or 57.5%, and higher traditional wound care sales of $706,481, or 4.3%. Excluding Total Contact Casting (“TCC”) sales which were positively impacted by our April 2012 acquisition of MedEfficiency, U.S. advanced wound care sales increased 34.2% led by Medihoney and Bioguard. The traditional wound care sales increase was driven by higher private label and first aid products sales. Sales from the Canadian subsidiary decreased $1,819,855, or 27.9% (27.0% adjusted for exchange), to $4,711,920 in 2013 from $6,531,775 in 2012. This decrease was driven by lower end user demand of 12.9% due to business lost in 2012, a significant reduction in sales to our exclusive distributor during the second quarter as a result of the distributor’s decision to rebalance its inventory, and an unfavorable exchange of $58,987 associated with a 1.0% weakening of the Canadian dollar. Sales from the international operating subsidiary increased $143,865, or 11.6% (13.4% adjusted for exchange), to $1,381,361 in 2013 from $1,237,496 in 2012. The increase was driven by higher advanced wound care sales of $81,615 and traditional wound care sales of $62,250.

Gross profit increased $2,303,891, or 20.8%, in 2013 versus 2012. Advanced wound care gross profit increased $2,337,070, or 44.7%, to $7,567,297 in 2013 from $5,230,227 in 2012. Traditional wound care gross profit decreased $33,179, or 0.6%, to $5,811,329 in 2013 from $5,844,508 in 2012. The overall gross profit margin percentage increased to 36.2% in 2013 from 33.7% in 2012. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected an increase in higher margined advanced wound care sales principally driven by the MedEfficiency acquisition in April 2012, partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2013 versus 2012:

	Six Months Ended June 30,		Variance
	2013	2012
Distribution	$1,119,692	$1,008,200	$111,492	11.1%
Marketing	2,716,159	1,707,436	1,008,723	59.1%
Sales	8,680,046	6,612,557	2,067,489	31.3%
General and administrative	8,160,558	6,260,081	1,900,477	30.4%
Total	$20,676,455	$15,588,274	$5,088,181	32.6%

Selling, general and administrative expenses increased $5,088,181, or 32.6% (32.8% adjusted for exchange) in 2013 versus 2012.

Distribution expense increased $111,492, or 11.1% (11.3% adjusted for exchange), in 2013 versus 2012. The increase reflected higher operating costs in support of our growing base of sales.

Marketing expense increased $1,008,723, or 59.1% (59.2% adjusted for exchange), in 2013 versus 2012. The increase was attributable to higher compensation expense associated with the issuance of the 2012 and 2013 executive stock based awards, two new marketing and two new clinical personnel added in 2012 and 2013, and promotional and product development costs principally in support of our advanced wound care growth initiatives, partially offset by lower recruiting costs.

Sales expense increased $2,067,489, or 31.3% (31.5% adjusted for exchange), in 2013 versus 2012. This increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel and sample expenses associated with the expansion of the advanced wound care sales force in the U.S., Canada, and United Kingdom which was completed during the second quarter of 2012, along with the incremental investment of a traditional wound care sales management position to better utilize the capacity of our Toronto manufacturing facility and a international sales management position to support our international growth, as well as the compensation expense associated with 2012 and 2013 executive stock based awards.

General and administrative expenses increased $1,900,477, or 30.4% (30.6% adjusted for exchange), in 2013 versus 2012. Excluding the 2012 Medefficiency transaction and integration related expenses of $900,879, general and administrative costs increased $2,801,356 or 44.7%. This increase reflects higher legal costs, compensation expense associated with the 2012 and 2013 executive and director’s stock based awards, compensation and benefits related to annual salary increases and the addition of five new positions in 2012 and 2013 to support our growth, professional service costs, information technology costs associated with a information systems intergration project, insurance and corporate office expenses, which were partially offset by lower recruiting costs.

Research and Development Expense

Research and development expense increased $3,605,738 to $6,235,765 in 2013 from $2,630,027 in 2012. The increase reflected the ongoing ramp up of DSC127 Phase 3 related expenses.

Other Expense

Other expense increased $84,939 to $86,124 in 2013 from $1,185 in 2012 due principally to foreign currency exchange losses.

Income Tax Benefit

Income tax benefit decreased $1,786,737 to $16,214 in 2013 from $1,802,951 in 2012. The income tax benefit for the six months ended June 30, 2012, included a $1,887,383 deferred tax benefit associated with the reduction in the Company’s U.S. valuation allowance in connection with MedEfficiency acquisition. Excluding the 2012 valuation allowance adjustment the 2013 and 2012 income tax benefits reflects normal operating activity.

Net Loss

We generated a net loss of $13,589,452, or $0.81 per share (basic and diluted), compared to a net loss of $5,330,950, or $0.46 per share (basic and diluted), in 2012.

Liquidity and Capital Resources

Cash Flow and Working Capital

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $21,402,603 and $41,616,657, respectively. The $20,214,054 decrease in cash and cash equivalents reflected net cash used in operating activities of $8,802,860 and investing activities of $14,120,574, partially offset by cash provided by financing activities of $2,674,103 and the exchange rate effect on cash of $35,277.

Net cash used in operating activities of $8,802,860 resulted from $8,706,028 cash used in operations (net loss plus non-cash items) together with $96,832 cash used in the change in operating assets and liabilities. Higher research and development expense associated with growing Phase 3 costs and the impact of advanced wound care sales and marketing growth related expenses preceding revenue growth were the main contributors of the cash used in operations. Higher inventory and accounts receivable partially offset by lower accounts payable were the main drivers behind the net cash used in the change in operating assets and liabilities.

Net cash used in investing activities of $14,120,574 included cash used for the net purchase of investments of $13,738,000, $282,574 for capital expenditures and $100,000 for other intangibles. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Net cash provided by financing activities of $2,674,103 included net proceeds of $2,750,549 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock compensation of $76,446 in connection with net share settlements.

Working capital decreased $7,641,642 at June 30, 2013 to $53,543,726 from $61,185,368 at December 31, 2012. This decrease principally reflected the net cash outflow from operating activities, and the net purchase of long term investments partially offset by net cash provided by the exercise of warrants and stock options. Management believes that it has sufficient working capital on-hand to support our existing operations for at least the next twelve months.

Prospective Assessment

Our strategic objective is to build the Company by both continuing to progress DSC127, with an initial indication for the treatment of diabetic foot ulcers, as well as in-licensing, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth, and will consider initiating additional development programs on new indications for DSC127. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, the sale of licensing rights to DSC127, jointly developing products with third parties and/or selling a portion of our existing business.

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

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. We continue to expand our sales and marketing resources in support of our advanced wound care growth initiatives, albeit on a diminishing scale. In March 2013, we entered into an exclusive agreement for the international rights to sell products incorporating the casting element within TCC-EZ. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. In April 2013, we hired a Vice President of International Sales to manage international markets (excluding Canada, Europe, Middle East and Asia). We have established a presence in Europe through a direct sales organization in the U.K. and through distributors in a number of other countries, as well as a presence in Australia, New Zealand, South Korea, and various countries throughout Latin America and the Middle East through distributors. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of DSC127 is estimated to be three years away (pending the acceptance of a New Drug Application ("NDA") by the U.S. Food and Drug Administration ("FDA")), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. Our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials earlier this year, we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the Clinical Research Organization managing the trials and others to ensure the trials are progressing as planned. At this time, we are working towards completion of the last trial by mid - 2015. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $45 to $50 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of Diabetic Foot Ulcers, we are also planning pre-clinical activities for scar prevention, and anticipate having initial data sometime within 2013 to help determine whether or not to progress towards an Investigational New Drug application.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. During the first quarter of 2013, we hired a Director of Private Label Sales to better utilize available manufacturing capacity at our Toronto manufacturing facility. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the planned improvement in operations, expected working capital requirements and cash on-hand as of June 30, 2013, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the December 31, 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.

During the three months ended June 30, 2013, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In July, 2013, the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 has been settled, terms of which are confidential.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the Company’s Annual Report on Form 10-K filed with the Commission:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $13,589,452 in the six months ended June 30, 2013 (unaudited), $12,070,431 for the year ended December 31, 2012, and additional losses in previous years. At June 30, 2013, we had an accumulated deficit of $53,796,210. We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of June 30, 2013, up to 5,109,096 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 17,241,248 shares of common stock outstanding as of June 30, 2013.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2008 through 2012 and the first six months of 2013 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013*	$9.93	$14.92

(*) January 1 through June 30.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	2013 Director Compensation Program (filed as exhibit 10.1 to our Form 8-K filed with the commission May 24, 2013 and incorporated by reference herein)
10.2	Amended and Restated 2012 Equity Incentive Plan dated May 22, 2013 (filed as exhibit 10.2 to our Form 8-K filed with the commission May 24, 2013 and incorporated by reference herein)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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

DERMA SCIENCES, INC.

Dated: August 12, 2013	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

