Form 10-Q
period 2013-09-30
DERMA SCIENCES, INC.
filed 2013-11-12
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: November 11, 2013	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 17,285,084

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1.  Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$5,393,788	$41,616,657
Short-term investments	20,726,000	3,730,000
Accounts receivable, net	8,510,456	7,085,713
Inventories	15,087,585	13,670,588
Prepaid expenses and other current assets	3,342,859	3,209,031
Total current assets	53,060,688	69,311,989
Long-term investments	9,186,931	498,000
Equipment and improvements, net	3,033,174	3,304,852
Identifiable intangible assets, net	15,084,600	17,128,883
Goodwill	13,457,693	13,457,693
Other assets	140,303	141,213
Total Assets	$93,963,389	$103,842,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,338,091	$3,993,687
Accrued expenses and other current liabilities	4,226,018	4,132,934
Total current liabilities	9,564,109	8,126,621
Long-term liabilities	262,584	268,517
Deferred tax liability	1,678,060	1,736,299
Total Liabilities	11,504,753	10,131,437

Commitments and contingencies (Note 10)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at September 30, 2013 and December 31, 2012 (liquidation preference of $3,222,368 at September 30, 2013)	733	733
Common stock, $.01 par value; shares authorized 35,000,000; issued and outstanding 17,268,486 at September 30, 2013 and 16,524,723 at December 31, 2012	172,685	165,247
Additional paid-in capital	139,051,638	132,163,083
Accumulated other comprehensive income	1,978,560	1,588,888
Accumulated deficit	(58,744,980)	(40,206,758)
Total Stockholders’ Equity	82,458,636	93,711,193
Total Liabilities and Stockholders’ Equity	$93,963,389	$103,842,630

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,
	2013	2012
Net Sales	$22,080,434	$19,649,773
Cost of sales	14,046,660	12,741,599
Gross Profit	8,033,774	6,908,174
Operating Expenses
Selling, general and administrative	10,743,489	8,058,441
Research and development	2,677,539	1,923,670
Total operating expenses	13,421,028	9,982,111
Operating loss	(5,387,254)	(3,073,937)
Other income, net:
Interest income	(16,510)	(2,454)
Other income, net	(144,226)	(66,781)
Total other income, net	(160,736)	(69,235)
Loss before income taxes	(5,226,518)	(3,004,702)
Income tax (benefit) provision	(277,755)	50,304
Net Loss	(4,948,763)	(3,055,006)
Other Comprehensive Income
Foreign currency translation adjustment	29,061	156,283
Unrealized gain on equity securities, net of taxes	579,711	-
Total other comprehensive income	608,772	156,283
Comprehensive Loss	$(4,339,991)	$(2,898,723)
Net loss per common share – basic and diluted	$(0.29)	$(0.24)
Shares used in computing net loss per common share – basic and diluted	17,262,688	12,875,476

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net Sales	$59,018,241	$52,536,938
Cost of sales	37,605,841	34,554,029
Gross Profit	21,412,400	17,982,909
Operating Expenses
Selling, general and administrative	31,419,944	23,646,715
Research and development	8,913,303	4,553,697
Total operating expenses	40,333,247	28,200,412
Operating loss	(18,920,847)	(10,217,503)
Other income, net:
Interest income	(30,561)	(13,304)
Other income, net	(58,102)	(65,596)
Total other income, net	(88,663)	(78,900)
Loss before income taxes	(18,832,184)	(10,138,603)
Income tax benefit	(293,969)	(1,752,647)
Net Loss	(18,538,215)	(8,385,956)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(190,039)	149,113
Unrealized gain on equity securities, net of taxes	579,711	-
Total other comprehensive income	389,672	149,113
Comprehensive Loss	$(18,148,543)	$(8,236,843)
Net loss per common share – basic and diluted	$(1.09)	$(0.69)
Shares used in computing net loss per common share – basic and diluted	16,977,524	12,068,520

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net loss	$(18,538,215)	$(8,385,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment and improvements	689,948	771,402
Amortization of intangible assets	2,144,283	1,177,804
Provision for bad debts	21,000	8,080
Allowance for sales adjustments	18,122	35,610
Provision for inventory obsolescence	109,862	171,595
Loss on disposal of equipment	—	25,885
Deferred rent expense	1,019	740
Stock based compensation	4,161,221	1,670,288
Deferred income taxes	(234,934)	(1,799,970)
Changes in operating assets and liabilities:
Accounts receivable	(1,458,367)	(103,287)
Inventories	(1,694,372)	(3,847,932)
Prepaid expenses and other current assets	(279,008)	289,395
Other assets	(26,094)	(3,735)
Accounts payable	1,368,750	367,390
Accrued expenses and other current liabilities	127,149	195,562
Net cash used in operating activities	(13,589,636)	(9,427,129)
Investing Activities
Investment in acquired business, net of cash acquired	—	(14,357,578)
Purchase of investments	(33,723,000)	(4,976,000)
Proceeds from sale of investments	8,980,000	5,725,000
Purchase of equipment and improvements	(503,652)	(610,246)
Proceeds from sale of equipment	—	43,000
Purchase of identifiable intangible assets	(100,000)	(1,300,000)
Net cash used in investing activities	(25,346,652)	(15,475,824)
Financing Activities
Proceeds from sale of common stock, net of costs	-	17,799,874
Proceeds from exercise of stock options and warrants, net of costs	2,811,218	963,759
Payment of withholding taxes related to employee stock compensation	(76,446)	(76,039)
Net cash provided by financing activities	2,734,772	18,687,594
Effect of exchange rate changes on cash and cash equivalents	(21,353)	243
Net decrease in cash and cash equivalents	(36,222,869)	(6,215,116)
Cash and cash equivalents
Beginning of period	41,616,657	17,110,350
End of period	$5,393,788	$10,895,234
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$719	$1,724

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Information included in the consolidated balance sheet as of December 31, 2012 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2013 and 2012 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three and Nine Months Ended September 30,
	2013	2012

Dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	59,154	-
Restricted share units	802,800	52,900
Warrants	2,305,272	2,951,404
Stock options	1,832,581	1,704,110

Total dilutive shares	5,073,139	4,781,746

2.	Acquisition

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

Nine months ended,
September 30, 2012
(Unaudited)

Net Sales	$53,924,427

Net Loss	$(8,898,587)

Net Loss per common share:
Basic and Diluted	$(0.74)

Weighted average number of shares:
Basic and Diluted	12,068,520

The proforma results of operations for the nine months ended September 30, 2013 include a deferred income tax benefit of $1,934,153 associated with the acquisition for differences in financial and income tax reporting basis differences of the acquired identifiable intangible assets at the effective tax rates for the period in which the deferred tax assets and liabilities are expected to reverse.

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

Investments

Investments in debt securities include certificates of deposit purchased with an original maturity greater than three months which are deposited in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation. The Company intends to hold the certificate of deposits to maturity and accordingly these investments are carried at cost. Investment in equity securities include shares of Comvita Limited stock (see note 9) which are classified as an available for sale investment carried at fair value, and any unrealized gains and losses associated with the investment are included in accumulated other comprehensive income. Investment in debt securities with maturities greater than one year from the balance sheet date and the investment in shares of Comvita Limited stock are classified as a long-term asset.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Cash and cash equivalents and investments at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012

Cash	$3,939,203	$4,909,663
Money market mutual funds	1,454,585	36,706,994

Cash and cash equivalents	5,393,788	41,616,657

Investments in debt securities	21,971,000	4,228,000
Investment in equity securities	7,941,931	-

Total Investments	29,912,931	4,228,000

Total cash and cash equivalents and investments	$35,306,719	$45,844,657

The following table provides fair value information as of September 30, 2013:

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$5,393,788	$5,393,788	$-	$-

Investments in debt securities	21,971,000	21,959,311	-	-
Investment in equity securities	7,941,931	7,941,931	-	-

Total Investments	29,912,931	29,901,242	-	-

Total	$35,306,719	$35,295,030	$-	$-

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

4.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	September 30,	December 31,
	2013	2012

Finished goods	$10,037,372	$9,574,685
Work in process	889,754	554,129
Packaging materials	1,139,886	991,157
Raw materials	3,020,573	2,550,617

Total inventory	$15,087,585	$13,670,588

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

5.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that would impact the preferred stock conversion ratios. Previous preferred stockholders who have converted their preferred shares will receive an additional 141,448 shares of common stock as a result of the conversion ratio adjustments, of which 130,051 shares were issued during the nine months ended September 30, 2013 and 11,397 remain issuable. As of September 30, 2013, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 121,089 shares of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

The 141,448 incremental shares associated with the conversion ratio adjustment will be recorded to common stock at par with the offset to additional paid in capital when issued as all of the convertible preferred stock was issued prior to the November 16, 2000 effective date of certain provisions of ASC 470 (formerly, EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments).

Common Stock

On May 22, 2013, shareholders of the Company approved the proposal to increase the number of authorized shares of common stock from 25,000,000 to 35,000,000. During the nine months ended September 30, 2013, the Company issued 743,763 shares of common stock consisting of: 550,292 shares upon the exercise of stock purchase warrants and options for which the Company received $2,811,218 (net of $28,208 in expenses), 130,051 shares in connection with the preferred stock ratio adjustments, 58,970 shares in connection with the vesting of 66,900 shares of restricted common stock net of the shares withheld for payment of withholding taxes, and 4,450 shares to a retired director of the Company for consulting services.

Stock Purchase Warrants

At September 30, 2013, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	230,900	$5.50	February 22, 2015
P	2,187	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016

Total	2,305,272

During the nine months ended September 30, 2013, a total of 624,882 warrants were exercised on a for cash and cashless basis consisting of 367,814 Series K, 200,893 Series J, 53,667 Series O, and 2,508 Series P warrants. A total of 421,465 shares of common stock were issued in connection with the 2013 warrant exercises.

Equity Based Compensation

Under the Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue shares of common stock. On May 22, 2013, shareholders of the Company approved the proposal to increase the number of authorized shares of common stock the Company can issue from 2,812,500 to 4,500,000. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At September 30, 2013, options to purchase 1,832,581 shares and 802,800 restricted share units were issued and outstanding under the EIP Plan and 1,436,849 shares were available for grant.

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

For the three and nine months ended September 30, 2013 and 2012, the fair value of each option award was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	2.00%	0.90%	1.26%	1.12%
Volatility factor	67.9%	72.2%	69.9%	74.4%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	6.25	6.25

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

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2013 was as follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2013	1,639,985	$6.38
Granted	414,230	$12.15
Exercised	(178,261)	$5.58
Forfeited	(19,918)	$9.94
Expired	(23,455)	$13.47
Outstanding – September 30, 2013	1,832,581	$7.69

Expected to vest – September 30, 2013	1,814,255	$7.69

Exercisable at September 30, 2013	1,335,542	$6.46

During 2013, the Company granted 288,630 service based options and 125,600 performance based options to Company employees and consultants. The weighted average fair value per share of options granted during the nine months ended September 30, 2013 was $8.29.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2013, 178,261 stock options were exercised on a for cash and cashless basis. A total of 128,827 shares of common stock were issued in connection with the 2013 stock option exercises. The intrinsic value of options exercised in 2013 was $1,229,992.

During the three and nine months ended September 30, 2013 and 2012, stock option compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cost of sales	$17,337	$9,362	$85,678	$30,427
Selling, general and administrative expenses	536,755	286,402	1,672,548	1,301,442
Research and development	55,925	13,913	127,580	31,162

Total stock option compensation expense	$610,017	$309,677	$1,885,806	$1,363,031

As of September 30, 2013, there was $1,960,427 of unrecognized compensation cost related to nonvested service based awards and $320,857 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.85 years for the service and 0.25 years for the performance based awards.

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

The following table summarizes the restricted share unit activity for the period:

	Number of Shares	Weighted Average Fair Value

Unvested January, 1, 2013	786,900	$7.07

Granted	82,800	13.66
Vested	(66,900)	9.52

Unvested, September 30, 2013	802,800	$9.22

In connection with the vesting of restricted share unit awards during the nine months ended September 30, 2013, 7,930 common stock shares with a fair value of $76,446 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended September 30, 2013 and 2012, restricted share unit compensation expense was $745,067 and $109,289 and for the nine months ended September 30, 2013 and 2012 was $1,937,993 and $307,257 respectively and included in selling, general and administrative expense.

As of September 30, 2013, there was $5,449,413 of unrecognized compensation cost related to unvested restricted share units. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 2.43 years.

In consideration of prior service to the Company, a retiring director received 5,000 restricted share units, acceleration of the vesting of any unvested stock options and restricted share units and extension of the date to exercise vested stock options to the earlier of 36 months or the awards original expiration date (versus 90 days) from the date of the retirement. Also during the nine months ended September 30, 2013, the Company granted 4,450 shares of common stock to a former director for consulting services. An additional $337,422 of stock based compensation expense was recognized during the nine months ended September 30, 2013 and included in selling, general and administrative expense in connection with these activities.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance

At September 30, 2013, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock	59,154
Common stock options outstanding	1,832,581
Common stock warrants outstanding	2,305,272
Restricted share units outstanding	802,800
Common stock equivalents available for grant	1,436,849

Total common stock shares reserved	6,509,988

6.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of September 30, 2013 was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain on Equity Securities, Net of Taxes	Total

Balance at January 1, 2013	$1,588,888	$-	$1,588,888

Current period - other comprehensive income (loss)	(190,039)	579,711	389,672

Balance at September 30, 2013	$1,398,849	$579,711	$1,978,560

7.	Operating Segments

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

Operating segment sales, gross profit, segment contribution and other related information for 2013 and 2012 were as follows:

Three Months Ended September 30, 2013

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$9,090,598	$12,989,836	$-	$-	$22,080,434
Gross profit	4,524,951	3,508,823	-	-	8,033,774
Direct expense	(5,451,888)	(1,367,019)	(2,704,215)	-	(9,523,122)
Segment contribution	$(926,937)	$2,141,804	$(2,704,215)	-	(1,489,348)
Indirect expenses				$(3,459,415)	(3,459,415)

Net loss					$(4,948,763)

Three Months Ended September 30, 2012

Net sales	$6,829,168	$12,820,605	$-	$-	$19,649,773
Gross profit	3,557,759	3,350,415	-	-	6,908,174
Direct expense	(4,466,645)	(1,058,973)	(1,935,919)	-	(7,461,537)
Segment contribution	$(908,886)	$2,291,442	$(1,935,919)	-	(553,363)
Indirect expenses				$(2,501,643)	(2,501,643)

Net loss					$(3,055,006)

Nine Months Ended September 30, 2013

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$24,489,596	$34,528,645	$-	$-	$59,018,241
Gross profit	12,080,637	9,331,763	-	-	21,412,400
Direct expense	(15,883,488)	(3,847,234)	(8,989,976)	-	(28,720,698)
Segment contribution	$(3,802,851)	$5,484,529	$(8,989,976)	-	(7,308,298)
Indirect expenses				$(11,229,917)	(11,229,917)

Net loss					$(18,538,215)

Nine Months Ended September 30, 2012

Net sales	$17,126,374	$35,410,564	$-	$-	$52,536,938
Gross profit	8,787,986	9,194,923	-	-	17,982,909
Direct expense	(12,695,205)	(3,311,086)	(4,593,012)	-	(20,599,303)
Segment contribution	$(3,907,219)	$5,883,837	$(4,593,012)	-	(2,616,394)
Indirect expenses				$(5,769,562)	(5,769,562)

Net loss					$(8,385,956)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents net sales by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	77%	70%	78%	70%
Canada	13%	22%	13%	21%
Other	10%	8%	9%	9%

For the nine months ended September 30, 2013 and 2012, the Company had a major Canadian customer comprising 12% and 20%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at September 30, 2013.

8.	Income Taxes

The following table summarizes the income tax expense and effective tax rate for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012

Current tax expense	$31,819	$20,551
Deferred tax (benefit) expense	(309,574)	29,753

Income tax (benefit) expense	$(277,755)	$50,304

Effective tax rate	5.3%	(1.7)%

	Nine Months Ended September 30,
	2013	2012

Current tax (benefit) expense	$(59,035)	$47,323
Deferred tax benefit	(234,934)	(1,799,970)

Income tax benefit	$(293,969)	$(1,752,647)

Effective tax rate	1.6%	17.3%

The income tax benefit for the three and nine months ended September 30, 2013 consisted of a U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income and a foreign tax expense for the three months ended September 30, 2013 and benefit for the nine months ended September 30, 2013 from foreign operations. In addition, the U.S. income tax benefit for the three and nine months ended September 30, 2013 was increased by the tax effect of periodic amortization of nondeductible acquired intangible assets acquired in the MedEfficiency acquisition offset by an expense related to indefinite lived intangible assets.

The income tax expense (benefit) for 2012 consisted of a U.S. deferred income tax expense related to indefinite lived intangible assets reduced by a deferred income tax benefit from periodic amortization of nondeductible acquired intangible assets.and an income tax expense from foreign operations. The income tax benefit for the nine months ended September 30, 2012 also included a $1,887,383 deferred tax benefit associated with the reduction in the Company’s U.S. valuation allowance. This benefit reflected the adjustment to record the deferred tax asset and liability (principally related to the non-deductible intangible assets acquired) associated with the MedEfficiency acquisition at the effective tax rates for the period in which the deferred tax asset and liability are expected to reverse.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

9.	Investment in Comvita

In September 2013, the Company purchased 2,272,277 shares of Comvita Limited (“Comvita”) common stock for $7,000,000 pursuant to a subscription agreement. The equity investment represents 7.3% of Comvita’s outstanding shares. In conjunction with this investment, the Company’s chairman and chief executive officer was named to Comvita’s board of directors. Comvita will use the proceeds from this investment to purchase additional apiaries and upgrade and expand its Manuka honey processing capabilities. This investment will assist Comvita in its effort to better ensure supply for the Company’s medical-grade honey requirements in an environment of growing global demand for Manuka honey.

As of September 30, 2013, the fair value of the Comvita stock was $7,941,931 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The $941,931 fair value increase, net of taxes of $362,220, was recorded in accumulated other comprehensive income.

10.	Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of Derma Sciences, Inc. and its subsidiaries (“we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates, current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this Report entitled “Risk Factors,” as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 28, 2013(the “2012 Form 10-K”) and other filings with the Commission. Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Overview

Operating Results of Three Months Ended September 30, 2013 and 2012

The following table highlights the operating results of the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Variance
	2013	2012
Gross sales	$24,506,522	$22,534,651	$1,971,871	8.8%
Sales adjustments	(2,426,088)	(2,884,878)	(458,790)	(15.9)%
Net sales	22,080,434	19,649,773	2,430,661	12.4%
Cost of sales	14,046,660	12,741,599	1,305,061	10.2%
Gross profit	8,033,774	6,908,174	1,125,600	16.3%

Selling, general and administrative expense	10,743,489	8,058,441	2,685,048	33.3%
Research and development expense	2,677,539	1,923,670	753,869	39.2%
Interest income	(16,510)	(2,454)	(14,056)	*
Other income, net	(144,226)	(66,781)	(77,445)	*
Total expenses	13,260,292	9,912,876	3,347,416	33.8%

Loss before income taxes	(5,226,518)	(3,004,702)	(2,221,816)	73.9%
Income tax (benefit) provision	(277,755)	50,304	(328,059)	*
Net loss	$(4,948,763)	$(3,055,006)	$(1,893,757)	62.0%

* – not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended September 30,
	2013	2012
Gross sales	$24,506,522	$22,534,651
Trade rebates	(1,640,054)	(2,181,267)
Distributor fees	(262,875)	(396,289)
Sales incentives	(236,873)	(116,539)
Returns and allowances	(104,886)	(43,497)
Cash discounts	(181,400)	(147,286)
Total adjustments	(2,426,088)	(2,884,878)
Net sales	$22,080,434	$19,649,773

Trade rebates decreased in 2013 versus 2012 principally due to lower sales in Canada, and a decrease in the rebate percentage due to a change in product mix towards lower rebated products, partially offset by an increase in U.S. sales subject to rebate. The decrease in distributor fees is commensurate with the decrease in Canadian sales upon which the fees are based. The increase in sales incentives reflects higher sales subject to incentives. The increase in cash discounts relates to an increase in U.S. sales to customers that normally take the cash discount along with higher U.S. sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
Beginning balance – July 1	$1,794,556	$2,016,477
Rebates paid	(1,688,055)	(1,815,427)
Rebates accrued	1,640,054	2,181,267
Ending balance – September 30	$1,746,555	$2,382,317

The $48,001 decrease in the trade rebate reserve balance at September 30, 2013 from July 1, 2013 principally reflects a decrease in sales subject to rebate in Canada and the timing of rebate payments. There has been no other significant change in the nature of our business in 2013 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended September 30, 2013 versus 2012:

	Three Months Ended September 30,		Variance
	2013	2012
Net Sales	$22,080,434	$19,649,773	$2,430,661	12.4%
Cost of sales	14,046,660	12,741,599	1,305,061	10.2%
Gross Profit	$8,033,774	$6,908,174	$1,125,600	16.3%

Gross Profit %	36.4%	35.2%

Net sales increased $2,430,661, or 12.4% (13.3% adjusted for exchange) in 2013 versus 2012. Advanced wound care sales increased $2,261,430, or 33.1%, to $9,090,598 in 2013 from $6,829,168 in 2012. Traditional wound care sales increased $169,231, or 1.3%, to $12,989,836 in 2013 from $12,820,605 in 2012.

Sales from U.S. operating entities increased $3,573,237, or 24.2%, to $18,356,882 in 2013 from $14,783,645 in 2012. The increase was driven by higher advanced wound care sales of $2,104,969, or 35.2%, and higher traditional wound care sales of $1,468,268, or 16.7%. The U.S. advanced wound care sales increase was led by Medihoney and Total Contact Casting (“TCC”). The traditional wound care sales increase was driven by higher first aid product and private label sales which included an initial stocking order for a large U.S. retail pharmacy chain of approximately $1,000,000. Sales from the Canadian subsidiary decreased $1,360,746, or 32.4% (28.5% adjusted for exchange), to $2,838,371 in 2013 from $4,199,117 in 2012. This decrease was driven by a significant reduction in sales to our exclusive distributor as a result of the distributor’s decision to rebalance its inventory and lower end user demand of 2.3% due to business lost in 2012, and unfavorable exchange of $163,257 associated with a 4.3% weakening of the Canadian dollar. Sales from the international operating subsidiary increased $218,170, or 32.7% (34.8% adjusted for exchange), to $885,181 in 2013 from $667,011 in 2012. The increase was driven by higher advanced wound care sales of $165,165 and higher traditional wound care sales of $53,005.

Gross profit increased $1,125,600, or 16.3%, in 2013 versus 2012. Advanced wound care gross profit increased $967,192, or 27.2%, to $4,524,951 in 2013 from $3,557,759 in 2012. Traditional wound care gross profit decreased $158,408, or 4.7%, to $3,508,823 in 2013 from $3,350,415 in 2012. The overall gross profit margin percentage increased to 36.4% in 2013 from 35.2% in 2012. The increase in gross profit dollars reflected higher overall sales, coupled with the increase in sales of higher margin products. The higher gross margin percentage principally reflected an increase in higher margined advanced wound care sales, partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2013 versus 2012:

	Three Months Ended September 30,		Variance
	2013	2012
Distribution	$602,875	$505,787	$97,088	19.2%
Marketing	1,471,664	858,439	613,225	71.4%
Sales	4,577,291	3,702,769	874,522	23.6%
General and administrative	4,091,659	2,991,446	1,100,213	36.8%
Total	$10,743,489	$8,058,441	$2,685,048	33.3%

Selling, general and administrative expenses increased $2,685,048, or 33.3% (33.9% adjusted for exchange) in 2013 versus 2012.

Distribution expense increased $97,088, or 19.2% (19.9% adjusted for exchange), in 2013 versus 2012. The increase reflected higher operating costs in support of our growing base of sales.

Marketing expense increased $613,225, or 71.4% (71.6% adjusted for exchange), in 2013 versus 2012. The increase was attributable to higher U.S. compensation associated with the issuance of the 2012 and 2013 executive stock-based awards, compensation and benefits for a new marketing and two new clinical personnel added in 2012 and in 2013, and promotional and product development costs principally in support of our advanced wound care growth initiatives.

Sales expense increased $874,522, or 23.6% (24.0% adjusted for exchange), in 2013 versus 2012. The increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel and recruiting expenses to support the expansion of the advanced wound care initiatives, along with the incremental investment of an international sales management position to support our international growth, higher equity based compensation expense, and administrative fees associated with group purchasing and sales data collection programs.

General and administrative expenses increased $1,100,213, or 36.8% (37.6% adjusted for exchange), in 2013 versus 2012. Expenses during the three month period ended September 30, 2012 included MedEfficiency transaction and integration related costs of $249,869. Excluding these costs, general and administrative expenses increased $1,350,082. This increase reflects higher legal costs, compensation expense associated with the 2012 and 2013 executive and director’s equity based awards, annual salary increases and the addition of five new positions in 2012 and 2013 to support our growth, along with higher professional service costs, information technology expenses associated with an information systems integration project and insurance expense.

Research and Development Expense

Research and development expense increased $753,869 to $2,677,539 in 2013 from $1,923,670 in 2012. The increase reflected the ongoing ramp up of DSC127 Phase 3 related expenses as the project moved into the clinical trial phase during the first quarter of 2013.

Other Income, net

Other income increased $77,445 to $144,226 in 2013 from $66,781 in 2012 due principally to changes in foreign currency exchange.

Income Tax (Benefit) Provision

Income tax provision decreased $328,059 to a benefit of $277,755 in 2013 from a provision of $50,304 in 2012. The income tax benefit for the three months ended September 30, 2013, includes a $362,220 deferred tax benefit related to a reduction in the Company’s U.S. valuation allowance based on the impact of the unrealized gain on equity securities which is included in accumulated other comprehensive income. Excluding the 2013 valuation allowance adjustment, the 2013 and 2012 income tax benefits reflect normal operating activity.

Net Loss

We generated a net loss of $4,948,763, or $0.29 per share (basic and diluted), compared to a net loss of $3,055,006, or $0.24 per share (basic and diluted), in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Overview

Operating Results of Nine Months Ended September 30, 2013 and 2012

The following table highlights the operating results of the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Variance
	2013	2012
Gross sales	$65,533,051	$60,237,659	$5,295,392	8.8%
Sales adjustments	(6,514,810)	(7,700,721)	(1,185,911)	(15.4)%
Net sales	59,018,241	52,536,938	6,481,303	12.3%
Cost of sales	37,605,841	34,554,029	3,051,812	8.8%
Gross profit	21,412,400	17,982,909	3,429,491	19.1%

Selling, general and administrative expense	31,419,944	23,646,715	7,773,229	32.9%
Research and development expense	8,913,303	4,553,697	4,359,606	95.7%
Interest income	(30,561)	(13,304)	(17,257)	129.7%
Other income, net	(58,102)	(65,596)	7,494	(11.4)%
Total expenses	40,244,584	28,121,512	12,123,072	43.1%

Loss before income taxes	(18,832,184)	(10,138,603)	(8,693,581)	85.7%
Income tax benefit	(293,969)	(1,752,647)	1,458,678	(83.3)%
Net loss	$(18,538,215)	$(8,385,956)	$(10,152,259)	121.1%

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2013	2012
Gross sales	$65,533,051	$60,237,659
Trade rebates	(4,339,488)	(5,681,756)
Distributor fees	(700,473)	(1,023,990)
Sales incentives	(720,957)	(370,195)
Returns and allowances	(258,005)	(221,070)
Cash discounts	(495,887)	(403,710)
Total adjustments	(6,514,810)	(7,700,721)
Net sales	$59,018,241	$52,536,938

Trade rebates decreased in 2013 versus 2012 principally due to lower sales in Canada, and a decrease in the rebate percentage due to a change in product mix towards lower rebated products, partially offset by an increase in U.S. sales subject to rebate. The decrease in distributor fees is commensurate with the decrease in Canadian sales upon which the fees are based. The increase in sales incentives reflects higher sales subject to incentives. The increase in cash discounts principally relates an increase in U.S. sales to customers that normally take the cash discount along with higher U.S. sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the nine months ended September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
Beginning balance – January 1	$2,466,091	$2,195,006
Rebates paid	(5,059,024)	(5,494,445)
Rebates accrued	4,339,488	5,681,756
Ending balance – September 30	$1,746,555	$2,382,317

The $719,536 decrease in the trade rebate reserve balance at September 30, 2013 from January 1, 2013 principally reflects a decrease in sales subject to rebate in Canada. There has been no other significant change in the nature of our business in 2013 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the nine months ended September 30, 2013 versus 2012:

	Nine Months Ended September 30,		Variance
	2013	2012
Net Sales	$59,018,241	$52,536,938	$6,481,303	12.3%
Cost of sales	37,605,841	34,554,029	3,051,812	8.8%
Gross Profit	$21,412,400	$17,982,909	$3,429,491	19.1%

Gross Profit %	36.3%	34.2%

Net sales increased $6,481,303, or 12.3% (12.8% adjusted for exchange) in 2013 versus 2012. Advanced wound care sales increased $7,363,222, or 43.0%, to $24,489,596 in 2013 from $17,126,374 in 2012. Traditional wound care sales decreased $881,919, or 2.5%, to $34,528,645 in 2013 from $35,410,564 in 2012.

Sales from U.S. operating entities increased $9,299,873, or 23.3%, to $49,201,410 in 2013 from $39,901,537 in 2012. The increase was driven by higher advanced wound care sales of $7,125,122, or 48.4%, and higher traditional wound care sales of $2,174,751, or 8.6%. Excluding TCC sales which were positively impacted by our April 2012 acquisition of MedEfficiency, U.S. advanced wound care sales increased 39.3% led by Medihoney, Bioguard, and Algicel. The traditional wound care sales increase was driven by higher private label and first aid products sales which included an initial stocking order for a large U.S. retail pharmacy chain of approximately $1,000,000. Sales from the Canadian subsidiary decreased $3,180,600, or 29.6% (27.7% adjusted for exchange), to $7,550,291 in 2013 from $10,730,891 in 2012. This decrease was driven by lower end user demand of 9.6% due to business lost in 2012, a significant reduction in sales to our exclusive distributor during the second and third quarters as a result of the distributor’s decision to rebalance its inventory, and an unfavorable exchange of $210,681 associated with a 2.1% weakening of the Canadian dollar. Sales from the international operating subsidiary increased $362,030, or 19.0% (20.9% adjusted for exchange), to $2,266,540 in 2013 from $1,904,510 in 2012. The increase was driven by higher advanced wound care sales of $246,776 and traditional wound care sales of $115,254.

Gross profit increased $3,429,491, or 19.1%, in 2013 versus 2012. Advanced wound care gross profit increased $3,292,651, or 37.5%, to $12,080,637 in 2013 from $8,787,986 in 2012. Traditional wound care gross profit decreased $136,840, or 1.5%, to $9,331,763 in 2013 from $9,194,923 in 2012. The overall gross profit margin percentage increased to 36.3% in 2013 from 34.2% in 2012. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected an increase in higher margined advanced wound care sales, partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2013 versus 2012:

	Nine Months Ended September 30,		Variance
	2013	2012
Distribution	$1,722,568	$1,513,987	$208,581	13.8%
Marketing	4,187,822	2,565,875	1,621,947	63.2%
Sales	13,257,340	10,315,326	2,942,014	28.5%
General and administrative	12,252,214	9,251,527	3,000,687	32.4%
Total	$31,419,944	$23,646,715	$7,773,229	32.9%

Selling, general and administrative expenses increased $7,773,229, or 32.9% (33.2% adjusted for exchange) in 2013 versus 2012.

Distribution expense increased $208,581, or 13.8% (14.2% adjusted for exchange), in 2013 versus 2012. The increase reflected higher operating costs in support of our growing base of sales.

Marketing expense increased $1,621,947, or 63.2% (63.3% adjusted for exchange), in 2013 versus 2012. The increase was attributable to higher compensation expense associated with the issuance of the 2012 and 2013 executive stock based awards, two new marketing and two new clinical personnel added in 2012 and 2013, travel expenses, and promotional and product development costs principally in support of our advanced wound care growth initiatives, partially offset by lower recruiting costs.

Sales expense increased $2,942,014, or 28.5% (28.8% adjusted for exchange), in 2013 versus 2012. The increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel and sample expenses associated with the expansion of the advanced wound care sales force in the U.S., Canada, and United Kingdom, which was completed during the second quarter of 2012, along with the incremental investment of an international sales management position to support our international growth, higher equity based compensation expense, and administrative fees associated with group purchasing and sales data collection programs.

General and administrative expenses increased $3,000,687, or 32.4% (32.9% adjusted for exchange), in 2013 versus 2012. Expenses incurred during the nine months ended September 30, 2012 included MedEfficiency transaction and integration related costs of $1,150,748. Excluding these costs, general and administrative expenses increased $4,151,435, or 44.9%. This increase reflects higher legal costs, compensation expense associated with the 2012 and 2013 executive and director’s equity based awards, compensation and benefits related to annual salary increases and the addition of seven new positions in 2012 and 2013 to support our growth, coupled with higher professional service costs, information technology costs associated with an information systems integration project, insurance and corporate office expenses.

Research and Development Expense

Research and development expense increased $4,359,606 to $8,913,303 in 2013 from $4,553,697 in 2012. The increase reflected the ongoing ramp up of DSC127 Phase 3 related expenses as the project moved into the clinical trial phase during the first quarter of 2013.

Other Income

Other income decreased $7,494 to $58,102 in 2013 from $65,596 in 2012 due principally to foreign currency exchange.

 Income Tax Benefit

Income tax benefit decreased $1,458,678 to $293,969 in 2013 from $1,752,647 in 2012. The income tax benefit for 2013 and 2012 included a deferred tax benefit associated with the reduction in the Company’s U.S. valuation allowance. For 2013, the Company recognized a $362,220 benefit based on the impact of the unrealized gain on equity securities which is included in accumulated other comprehensive income. In 2012, the Company recognized a benefit of $1,887,383 associated with the MedEfficiency acquisition. Excluding the valuation allowance adjustments the 2013 and 2012 income tax benefits reflect normal operating activity.

Net Loss

We generated a net loss of $18,538,215, or $1.09 per share (basic and diluted), compared to a net loss of $8,385,956, or $0.69 per share (basic and diluted), in 2012.

Liquidity and Capital Resources

Cash Flow and Working Capital

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $5,393,788 and $41,616,657, respectively. The $36,222,869 decrease in cash and cash equivalents reflects net cash used in operating activities of $13,589,636 and investing activities of $25,346,652, partially offset by cash provided by financing activities of $2,734,772 and the exchange rate effect on cash which reduced cash by $21,353.

Net cash used in operating activities of $13,589,636 resulted from $11,627,694 cash used in operations (net loss plus non-cash items) together with $1,961,942 cash used in the change in operating assets and liabilities. Higher research and development expense associated with growing Phase 3 costs and the impact of advanced wound care sales and marketing growth related expenses preceding revenue growth were the main contributors of the cash used in operations. Higher inventory and accounts receivable partially offset by higher accounts payable were the main drivers behind the net cash used in the change in operating assets and liabilities.

Net cash used in investing activities of $25,346,652 includes cash used for the net purchase of investments of $24,743,000, which includes $7,000,000 to acquire Comvita common stock, $503,652 for capital expenditures and $100,000 for other intangibles. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Net cash provided by financing activities of $2,734,772 includes net proceeds of $2,811,218 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock compensation of $76,446 in connection with net share settlements.

Working capital decreased $17,688,789 at September 30, 2013 to $43,496,579 from $61,185,368 at December 31, 2012. This decrease principally reflected the net cash outflow from operating activities and the net purchase of long-term investments, partially offset by net cash provided by the exercise of warrants and stock options. Management believes that it has sufficient working capital on-hand to support our existing operations for at least the next twelve months.

In September 2013, the Company purchased 2,272,277 shares of Comvita common stock for $7,000,000. Comvita will use the proceeds from this investment to purchase additional apiaries and upgrade and expand its Manuka honey processing capabilities. This investment will assist Comvita in its effort to better ensure supply for the Company’s medical-grade honey requirements in an environment of growing global demand for Manuka honey.

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

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. In March 2013, we entered into an exclusive agreement for the international rights to sell products incorporating the casting element within TCC-EZ. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. In April 2013, we hired a Vice President of International Sales to manage international markets (excluding Canada, Europe, Middle East and Africa). We have established a presence in Europe through a direct sales organization in the U.K. and through distributors in a number of other countries, as well as a presence in Australia, New Zealand, South Korea, and various countries throughout Latin America and the Middle East through distributors. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of DSC127 is estimated to be three years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. Food and Drug Administration (“FDA”)), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. Our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials earlier this year, we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the Clinical Research Organization managing the trials and others to ensure the trials are progressing as planned. At this time, we are working towards completion of the last trial by the third quarter of 2015. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $45 to $55 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of Diabetic Foot Ulcers, we are also planning pre-clinical activities for scar prevention, and anticipate having initial data sometime within 2014 to help determine whether or not to progress towards an Investigational New Drug application.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the planned improvement in operations, expected working capital requirements and cash on-hand as of September 30, 2013, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the 2012 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.     Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.

During the three months ended September 30, 2013, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2013 the pending legal proceedings that were previously reported in Part I, Item 3 of the 2012 Form 10-K have been settled, the terms of which are confidential.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2012 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $18,538,215 in the nine months ended September 30, 2013 (unaudited), $12,070,431 for the year ended December 31, 2012, and additional losses in previous years. At September 30, 2013, we had an accumulated deficit of $58,744,980. We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of September 30, 2013, up to 5,073,139 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 17,268,486 shares of common stock outstanding as of September 30, 2013.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2008 through 2012 and the first nine months of 2013 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2008	$1.60	$10.80
2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013*	$9.93	$15.45

(*) January 1 through September 30.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;

•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	Subscription Agreement, dated September 3, 2013, between Derma Sciences, Inc. and Comvita Limited
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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

DERMA SCIENCES, INC.

Dated: November 12, 2013	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

