Form 10-K
period 2013-12-31
DERMA SCIENCES, INC.
filed 2014-03-13
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.

(Name of Issuer in Its Charter)

Delaware	23-2328753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 Carnegie Center, Suite 300, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes          ☐ No          ☒

The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of June 30, 2013, was approximately $188,201,000.

The number of shares outstanding of the issuer's common equity as of March 12, 2014 was 25,131,673.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference in Part III of this report.

Part I

The Company was previously a “smaller reporting company” that determined that it no longer qualified as such as of its June 30, 2013 determination date, at which time the Company met the definition of an “accelerated filer.” In accordance with SEC Release 33-8876, the Company has elected to comply with the disclosure requirements for a smaller reporting company in connection with the preparation of this annual report on Form 10-K.

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

Derma Sciences is a tissue regeneration company focused on three segments of the wound care marketplace: pharmaceutical wound care, advanced wound care and traditional wound care products. Our strategic objectives are to grow the Company by continuing to progress the development of DSC127, our angiotensin analog pharmaceutical compound with an initial indication for the treatment of diabetic foot ulcers, growing and expanding our existing line of novel advanced wound care products and managing our traditional wound care products to sustain and grow this line where possible, while deploying the appropriate amount of human and financial resources available. The Company maintains manufacturing facilities in Toronto, Canada and Nantong, China and a well-established network of third party suppliers for its products. The majority of our products are sold through distributors to various health care providers such as wound care centers, extended care facilities, acute care facilities, home health care agencies and physicians’ offices. Certain products are sold directly to care givers and through retail channels. The Company markets its products principally through direct sales representatives in the United States (the “U.S.”), Canada and the United Kingdom (the “U.K.”), and through independent distributors within other select international markets.

Products

Pharmaceutical Wound Care

In 2013, we commenced a Phase 3 clinical trial for DSC127, an angiotensin analog licensed from the University of Southern California for the treatment of diabetic foot ulcers. The compound has been shown to improve epithelialization, granulation and vascularization, accelerating wound healing in a variety of normal and diabetic models. This finding suggests that DSC127 produces different actions at the wound site during various stages of healing. DSC127 has successfully completed a Phase 1 study in healthy volunteers and a Phase 2 study on patients with diabetic foot ulcers. Full results of the study were published by a major international advanced wound care journal in July 2012 (Wound Repair and Regeneration 20:482-490). There were no safety concerns observed in the preclinical, Phase 1 and Phase 2 trials of DSC127 for diabetic foot ulcers.

The Phase 3 clinical trial for diabetic foot ulcers is expected to be completed by the end of 2015. If successful, New Drug Application (“NDA”) approval by the U.S. Food and Drug administration (“FDA”) would be expected in 2017.

Beyond the initial indication for diabetic foot ulcers, we have begun preclinical testing for scar reduction. We anticipate having the results of this study in the second half of 2014. In addition, we are presently evaluating the feasibility of initiating clinical testing for radiation dermatitis using this angiotensin analog. Testing has been ongoing since 2011 for the treatment and/or prevention of tissue damage related to radiation exposure as a result of a nuclear attack.  A grant for up to $14 million was made available for this testing by Biomedical Advanced Research and Development Authority ("BARDA") to our development partners, US Biotest, the inventors of the angiotensin analog.

Pending NDA approval for each respective indication, the potential markets for this compound include: (1) the $10 billion chronic wound market; (2) the $8 billion scar prevention/reduction market; (3) the $6 billion burn market; and (4) the $6 billion radiation and other wound markets.

Advanced Wound Care

Our advanced wound care product line consists of the following:

MEDIHONEY offers a line of patented dressings, comprised of a high percentage of Active Leptospermum Honey. This unique type of honey has been shown in scientific studies to have antimicrobial, anti-inflammatory and immune-modulatory activities. MEDIHONEY dressings are ideal for the management of non-chronic and hard-to-heal wounds including chronic ulcers, burns and post-operative wounds. The dressings are non-toxic and have been shown in a large scale, randomized controlled study to promote healing.

TCC-EZ is a patented market leading off-loading system for patients with diabetic foot ulcers. Total contact casting (TCC) has been shown in multiple randomized controlled studies to achieve 89% healing rates. However, traditional TCC is utilized in a small percentage of cases (< 5%) due to various factors, such as long application times, frequency of application error and patient dissatisfaction as a result of the heavy nature of the cast. TCC-EZ virtually eliminates these issues as it can be applied in less than one-third the time of a traditional TCC. TCC-EZ allows for a much more simplified process, so application errors are uncommon, and the cast itself is significantly lighter than a traditional TCC cast, due to its open weave pattern.

AMNIOEXCEL and AMNIOMATRIX represent our entry into the $500 million skin substitute market. Licensed in January 2014, we will introduce these products by the third quarter of 2014. AMNIOEXCEL is an amniotic extracellular membrane product that is a sterile, room-temperature stable, re-absorbable tissue allograft derived from human amnion, providing a natural scaffold for tissue repair and regeneration. AMNIOMATRIX is a cryopreserved liquid allograft derived from human placenta tissue used as a wound covering in the treatment of localized tissue defects. The addressable skin substitute market includes traumatic injuries, burns, surgical wounds, complex chronic and acute wounds and other soft-tissue defects.

XTRASORB provides a novel, proprietary line of dressings that utilizes super-absorbent polymer technologies. While other absorbing dressings currently on the market use open cell structures to capture fluid, XTRASORB dressings convert fluid within the dressings to a gel, thus locking the exudates into the dressings. XTRASORB dressings have a distinct advantage over alternative products due to their ability to absorb more fluid and segregate the fluid from the wound, thus avoiding further wound deterioration. Studies have shown these dressings are able to reduce wound exposure to harmful and damaging matrix metalloproteinases (“MMP’s”). These dressings can absorb up to 20 times their weight in wound fluid and compare favorably to the market leading dressings at a cost effective price point.

BIOGUARD is a line of patented first and secondary dressings containing an active antimicrobial compound. This compound, a cationic biocide, is intrinsically bound to the dressing through a proprietary process that results in the inability for the compound to separate from the dressing. These dressings are ideal for prophylactic use in the prevention of hospital or community acquired infections through wound sites, especially for burns. The dressings have been shown to kill 99.9% of virulent bacteria such as methicillin resistant staphylococcus aureus (MRSA) in less than one minute, and 99.999% of MRSA in less than one hour.

Other advanced wound care products include ALGICELL AG, a proprietary antimicrobial dressing with ionic silver as its active ingredient; and a range of moist, occlusive dressings such as hydrocolloids, foams, hydrogels, alginates, additional silver antimicrobial dressings, cleansers and our proprietary DERMAGRAN products.

Our advanced wound care products are the main focus of our sales and marketing resources. Our promoted advanced wound care products are differentiated in the marketplace and carry higher gross profit margins. We continue to evaluate synergistic products and technologies within the advanced wound care market for consideration in the expansion of our advanced wound care product line.

Traditional Wound Care

Our traditional wound care product line consists of the following:

A broad line of branded gauze sponges and bandages, non-adherent impregnated dressings, retention devices, paste bandages and other compression devices for the medical markets;

A broad line of branded and private-label adhesive bandages and related first aid products for the medical, industrial, private label and retail markets;

Private-label wound care products utilizing our manufacturing capabilities for a number of U. S. and international health care companies;

A line of rigid and proprietary flexible wound closure strips, nasal tube fasteners and a variety of catheter fasteners for the medical markets; and

A line of general purpose and specialized skin care products for the institutional medical market.

Our traditional wound care products for the most part are not differentiated in the marketplace and carry lower gross profit margins. We sell these products principally through distributors or, in the case of private label products, directly to customers on the basis of quality, price and customer service. At times, we have the opportunity to bundle these products with the sale of our advanced wound care products. As such, this product line does not require a significant investment in sales and marketing resources to sustain it. To the extent opportunities for growth are available, we will invest accordingly.

Sales and Marketing

Our sales and marketing infrastructure is divided into two groups, Advanced Wound Care and Traditional Wound Care. The Advanced Wound Care group is comprised of the group president and the sales and marketing infrastructure that supports the global sale of our advanced wound care products. This infrastructure includes the Company’s global advanced wound care marketing, clinical, product development and sales organizations. The advanced wound care group’s principal objective is to create care giver demand for our products. The Traditional Wound Care group is comprised of the group president and the global marketing and sales infrastructure that support the global sale of our traditional wound care products. This infrastructure includes the global commodity wound care, first aid products and contract manufacturing marketing and sales organizations, together with the corporate accounts team that supports both groups. The traditional wound care group’s principal objective is to create distributor and private label demand for our products.

Marketing

Our advanced wound care global marketing team is comprised of a vice president, four product managers and two graphic artists at corporate headquarters. While the majority of this teams’ time is spent supporting the U.S. market, they are also responsible for supporting our rest of world marketing efforts by working closely with local management.

Our traditional wound care marketing efforts consist principally of direct expenses in support of the business. These efforts are for the most part managed by sales personnel. As needed, the advanced wound care team will assist with creative marketing requirements.

Clinical

Our advanced wound care global clinical team is located in the U.S. and is comprised of a director, five clinicians and a clinical project manager. The director and project manager are located at corporate headquarters, while the clinicians are geographically disbursed one to each of five sales regions. All team members contribute to the development of clinical evidence in support of our advanced would care products, the process of which is managed by the project manager. While the majority of this teams’ time is spent supporting the U.S. market, they are also responsible for supporting clinical efforts throughout the rest of the world working closely with local management.

Product Development

In 2014, we added a product development manager to oversee and coordinate our advanced wound care product development efforts, working closely with our operations teams and licensors.

Sales

Our advanced wound care global sales team is comprised of a vice president and two sales administrators at corporate headquarters. In the U.S., our field sales force consists of five regions, each consisting of a regional manager, a product specialist and ten territory managers. Our Europe, Middle East and Africa (“EMEA”) sales team is comprised of a general manager and a sales administrator headquartered in the United Kingdom (“U.K.”). The general manager is responsible for managing a direct sales force of six in the U.K. consisting of a sales manager and five territory managers, together with distributor relationships throughout the rest of EMEA. Our Asia Pacific and Latin America (“APLA”) sales team is led by a vice president at corporate headquarters who is responsible for managing distributor relationships throughout APLA. Our plan is to add regional in-market distributor sales support within EMEA and APLA as our business grows in these markets.

Our traditional wound care sales team is comprised of a vice president of distribution and contract manufacturing, a vice president of first aid products and a vice president of corporate accounts located at corporate headquarters. The vice president of distribution and contract manufacturing is responsible for managing our U.S. distributor and global private label medical relationships. The vice president of first aid products, working with a number of independent brokers, is responsible for managing our branded and private label first aid business. The vice president of corporate accounts, working with two field directors and two sales operations specialists located at corporate headquarters, is responsible for managing our relationship with group purchasing organizations in the U.S., as well as providing sales analytics for sales management, commission and third party fee payment. Our Canada sales team reports directly to the group president and is responsible for supporting both our advanced and traditional lines of products. The team is comprised of a sales manager and a sales administrator located in our Toronto sales office, together with three territory managers and a manufacturer’s representative covering the major population centers.

Competition

Many of our competitors are larger and have greater resources than we do. The advanced wound care sector of the global medical device marketplace is characterized by evolving technology and intense competition. We believe that we have assembled a broad range of proprietary advanced wound care products capable of effectively competing in the marketplace. We are recognized for both our entrepreneurial culture that cost effectively incubates product development and our ability to commercialize new advanced wound care products offering superior value. Our traditional wound care products compete in a very intense commodity oriented global marketplace. We offer a broad range of traditional wound care products, some of which have a degree of product differentiation. While our competitors sell products that are in many respects comparable to ours, we have been successful in this environment selling our traditional wound care products on the basis of quality, price and customer service.

Product Sourcing

Our Operations team headquartered in Toronto, Canada manages our supply chain function which consists of internal product manufacturing, third party supply of product, regulatory, distribution and inventory management. Our main manufacturing facility is located in Toronto and manufactures a broad range of advanced and traditional wound care products. We have a small facility in Nantong, China which we use principally for low volume and labor intensive traditional wound care gauze products. We have a contract manufacturing relationship with a supplier in China for adhesive bandages and related first aid products and one in Mexico for paste bandages. All of these facilities are ISO certified.

A significant portion of our products are sourced directly from a long standing global network of third party suppliers. We require that all suppliers conform to the standards set forth in the Good Manufacturing Practice regulations promulgated by the FDA and local health agencies. The majority of these products are manufactured using readily available components. Accordingly, there are numerous companies capable of manufacturing these products to applicable specifications and regulatory standards.

We are contractually obligated to source the bulk honey used in our MEDIHONEY products exclusively from the product licensor. Both parties effectively manage demand versus capacity on a continuous basis and maintain adequate safety stock levels to guard against any interruption in supply. Other sources of bulk honey exist. Should the licensor be unable to supply, we have the right to source our requirements elsewhere.

We are contractually obligated to source a key component of our TCC-EZ product exclusively from the product licensor. Both parties effectively manage demand versus capacity on a continuous basis and we maintain a reasonable level of safety stock to guard against interruption in supply.

We are contractually obligated to source AMNIOEXCEL and AMNIOMATRIX products exclusively from the product licensor. Both parties effectively manage demand versus capacity on a continuous basis and maintain adequate safety stock levels to guard against any interruption in supply. The licensor has agreed to qualify and maintain a qualified back up supplier for these products to protect against a long term interruption in supply.

Given the oversight of our manufacturing facilities and our third party suppliers, the availability of other suppliers and our inventory management policy concerning safety stock levels, we do not believe that a temporary interruption of supply or the loss of one or more suppliers would have a long-term detrimental impact on our supply chain operations.

Patents, Trademarks, Proprietary and Non-Proprietary Technology

We own or license a number of trademarks covering the Company and its products. In addition, we own or license over 50 U.S. patents, corresponding foreign patents and patent applications. Most of the patents relating to the DSC127, MEDIHONEY and BIOGUARD technologies are held under license agreements of indefinite duration. We also have a number of non-patented formulations and process technologies that, together with the aforementioned patents, provide competitive advantages in the marketplace.

Government Regulation

The manufacture, distribution and advertising of our products are subject to various U.S. and foreign agencies. In addition, we are subject to regulation regarding occupational safety, laboratory practices, environmental protection and hazardous substance control and may be subject to other present and future U.S. and foreign regulations. We believe we are in compliance with all such laws, regulations and standards currently in effect and that the cost of continued compliance will not have a material adverse effect on us.

Employees

Derma Sciences had 258 full-time and 4 part-time employees at December 31, 2013. Of these employees, 117 are located in the U.S., 99 in Canada, 37 in China and nine in Europe. The Company considers employee relations to be satisfactory.

Item 1A. Risk Factors

We have a history of losses and can offer no assurance of future profitability.

We incurred net losses of $23,964,053 in 2013 and $12,070,431 in 2012, and additional losses in previous years. At December 31, 2013, we had an accumulated deficit of $64,170,811. We cannot offer any assurance that we will be able to generate sustained or future earnings.

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

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be repeated in later studies or trials, including continuing preclinical studies and large-scale Phase 3 clinical trials, and our drug candidates in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a clinical program. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated, or a clinical program to be abandoned.

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

There have been federal and state legislation changes which have subjected the pricing of healthcare goods and services to government control and made other changes to the U.S. healthcare system. While we cannot predict the outcome of current or future legislation, we anticipate, particularly given the recent enactment of healthcare reform legislation that Congress and state legislatures will continue to introduce initiatives directed at lowering the total cost of healthcare. In addition, in certain foreign markets the pricing of drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain if future legislation, whether domestic or abroad, will be adopted that might affect our products. It is also uncertain what actions federal, state or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Any such healthcare reforms could have a material and adverse effect on the marketability of any products for which we ultimately receive FDA or other regulatory agency approval or for which we receive government sponsored reimbursements.

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

Government regulation by the U.S. FDA and similar agencies in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our acquisition or licensing of new products. Complying with government regulations is often time consuming and expensive and may involve delays or actions adversely impacting the marketing and sale of our current or future products.

A significant portion of our products are sourced from third parties.

A significant portion of our products are sourced in raw, semi-finished and finished form directly from third party suppliers. None of these sourced products presently account for more than 10% of our sales with the exception of Medihoney and TCC-EZ. We maintain good relations with our third party suppliers. With the exception of Medihoney and TCC-EZ, there are several third party suppliers available for each of our products. If a current supplier were unable or unwilling to continue to supply our products, sale of the affected products could be delayed for the period necessary to secure a replacement.

The technology utilized in many of our advanced wound care products is licensed from third parties and could become unavailable.

A significant percentage of our advanced wound care products utilize technology that we license on an exclusive basis from third parties. These products include Medihoney dressings, Bioguard dressings and TCC-EZ total contact casts. The licensing agreements that we have with the owners of these technologies are of limited duration (with the exception of Medihoney and Bioguard, which are in perpetuity) and renewals of the agreements are at the discretion of the licensors. In addition, in some instances, the maintenance of the license agreements requires that we meet various minimum sales and/or minimum royalty requirements. If we fail to meet the minimum sales or minimum royalty requirements of a given license agreement, there is a possibility that the agreement will be cancelled or not renewed or that our exclusivity under the license agreement will be withdrawn. If any of these events were to occur, our ability to sell the products utilizing the licensed technology could be lost or compromised and our revenues and potential profits could be adversely affected.

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

Up to 4,962,541 shares of our common stock were potentially issuable at December 31, 2013 upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units. The shares of common stock potentially issuable upon conversion, exercise or vesting of these securities are substantial compared to the 17,347,071 shares of common stock outstanding at December 31, 2013.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low bid prices for the years 2009 through 2013 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45

Events that may affect our common stock price include:

•	Outcome of DSC127 development;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;

•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

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

Item 2. Properties

Our headquarters are located in Princeton, New Jersey. In addition to the lease relative to our headquarters, we have entered into leases for office, manufacturing, and distribution facilities. Our facilities, locations, size, monthly rent and lease expirations are set forth in the table below:

Location	Use	Segment	Square Footage	Base Monthly Rent	Lease Expiration
Princeton, New Jersey	Corporate Headquarters	Other	15,065	$35,628	November 2018

Fenton, Missouri	Distribution	Advanced and Traditional Wound Care	42,400	$14,568	March 2015

Houston, Texas	Distribution	Traditional Wound Care	52,770	$17,781	March 2015

Toronto, Canada	Manufacturing, Distribution & Offices	Advanced and Traditional Wound Care and Other	76,399	$31,326	August 2017

Maidenhead, U.K.	Offices	Advanced and Traditional Wound Care	450	$2,350	July 2017

Nantong, China	Manufacturing & Offices	Traditional Wound Care	11,388	$2,065	December 2015

We believe that our facilities are adequate to meet our office, manufacturing and distribution requirements for the foreseeable future.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” The following table sets forth the high and low bid prices for our common stock during each of the indicated calendar quarters:

Quarter Ended	High	Low
March 31, 2013	$12.89	$10.78
June 30, 2013	$14.92	$9.93
September 30, 2013	$15.45	$12.00
December 31, 2013	$13.24	$10.67

March 31, 2012	$9.99	$6.94
June 30, 2012	$10.21	$8.55
September 30, 2012	$10.65	$9.10
December 31, 2012	$11.89	$10.20

The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for our preferred stock.

Holders of common stock. As of the close of business on March 12, 2014 there were approximately 857 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater. On March 12, 2014, the closing sales price of our common stock as reported on the NASDAQ Capital Market was $13.87.

Dividends and dividend policy. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Securities authorized for issuance under equity compensation plans. The information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2014 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2013.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview

The following table highlights the year ended December 31, 2013 versus 2012 operating results:

	Year Ended December 31,		Variance
	2013	2012
Gross sales	$88,841,450	$83,024,063	$5,817,387	7.0%
Sales adjustments	(9,130,470)	(10,375,865)	1,245,395	12.0%
Net sales	79,710,980	72,648,198	7,062,782	9.7%
Cost of sales	50,320,506	47,507,349	2,813,157	5.9%
Gross profit	29,390,474	25,140,849	4,249,625	16.9%

Selling, general and administrative expense	42,044,484	32,485,368	9,559,116	29.4%
Research and development expense	11,335,672	7,123,123	4,212,549	59.1%
Other income, net	(185,740)	(26,729)	(159,011)	*
Total expenses	53,194,416	39,581,762	13,612,654	34.4%
Loss before income taxes	(23,803,942)	(14,440,913)	(9,363,029)	(64.8%)
Income tax expense (benefit)	160,111	(2,370,482)	2,530,593	*
Net loss	$(23,964,053)	$(12,070,431)	$(11,893,622)	(98.5%)

* not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments are comprised of the following:

	Year Ended December 31,
	2013	2012
Gross sales	$88,841,450	$83,024,063
Trade rebates	(6,083,940)	(7,623,597)
Distributor fees	(984,947)	(1,368,645)
Sales incentives	(978,770)	(503,563)
Returns and allowances	(394,656)	(316,258)
Cash discounts	(688,157)	(563,802)
Total adjustments	(9,130,470)	(10,375,865)
Net sales	$79,710,980	$72,648,198

Trade rebates decreased in 2013 versus 2012 principally due to lower sales in Canada, and a decrease in the rebate percentage due to a change in product mix towards lower rebated products, partially offset by an increase in U.S. sales subject to rebate. The decrease in distributor fees is commensurate with the decrease in Canadian sales upon which the fees are based. The increase in sales incentives reflects higher sales subject to incentives. The increase in sales returns and allowances reflects higher U.S. sales in 2013 versus 2012. The increase in cash discounts principally relates an increase in U.S. sales to customers that normally take the cash discount along with higher U.S. sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the years ended December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Beginning balance – January 1	$2,466,091	$2,195,006
Rebates paid	(6,803,038)	(7,352,512)
Rebates accrued	6,083,940	7,623,597
Ending balance – December 31	$1,746,993	$2,466,091

The $719,098 decrease in the trade rebate reserve balance at December 31, 2013 from December 31, 2012 principally reflects a decrease in sales subject to rebate in Canada, partially offset by an increase in U.S. sales subject to rebate. There has been no other significant change in the nature of our business in 2013 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the product line net sales and gross margin for the years ended December 31, 2013 versus 2012:

	Year Ended December 31,		Variance
	2013	2012
Net sales	$79,710,980	$72,648,198	$7,062,782	9.7%
Cost of sales	50,320,506	47,507,349	2,813,157	5.9%
Gross profit	$29,390,474	$25,140,849	$4,249,625	16.9%
Gross profit %	36.9%	34.6%

Net sales increased $7,062,782, or 9.7% (10.3% adjusted for exchange), in 2013 versus 2012. Advanced wound care sales increased $9,095,813, or 36.6%, to $33,928,535 in 2013 from $24,832,722 in 2012. Traditional wound care sales decreased $2,033,031, or 4.3%, to $45,782,445 in 2013 from $47,815,476 in 2012.

Sales from our U.S. operating subsidiaries increased $9,795,177, or 17.6%, to $65,348,270 in 2013 from $55,553,093 in 2012. The increase was driven by higher advanced wound care sales of $8,331,887, or 38.8%, and traditional wound care sales of $1,463,290, or 4.3%. Excluding TCC sales, which were positively impacted by our April 2012 acquisition of MedEfficiency, advanced wound care sales increased by 30.2%, led by Medihoney, Xtrasorb and Bioguard. The traditional wound care sales increase was led by higher private label and first aid product sales which included an initial stocking order for a large U.S. retail pharmacy chain of approximately $1,100,000. Sales from our Canadian operating subsidiary decreased $3,586,741, or 24.9% (22.0% adjusted for exchange), to $10,811,358 in 2013 from $14,398,099 in 2012. This decrease was driven by lower end user demand of 7.4% due to business lost in 2013, a significant reduction in sales to our exclusive distributor as a result of the distributor’s decision to rebalance its inventory, and an unfavorable exchange of $415,925 due to weakening of the Canadian dollar. Sales from our international operating subsidiary increased $854,346, or 31.7% (33.0% excluding exchange) to $3,551,352 in 2013 from $2,697,006 in 2012. The increase was driven by higher advanced wound care sales of $735,953 and traditional wound care sales of $118,393.

Gross profit increased $4,249,625, or 16.9%, in 2013 versus 2012. Advanced wound care gross profit increased $4,378,877, or 35.1%, to $16,837,797 in 2013 from $12,458,920 in 2012. Traditional wound care gross profit decreased $129,252, or 1.0%, to $12,552,677 in 2013 from $12,681,929 in 2012. The overall gross profit margin percentage increased to 36.9% in 2013 from 34.6% in 2012. The increase in gross profit dollars reflected higher sales, coupled with the higher gross profit margin percentage. The higher gross margin percentage principally reflected an increase in higher margined advanced wound care sales, partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2013 versus 2012:

	Year Ended December 31,		Variance
	2013	2012
Distribution	$2,345,041	$2,073,893	$271,148	13.1%
Marketing	5,480,275	3,572,629	1,907,646	53.4%
Sales	17,903,341	14,244,048	3,659,293	25.7%
General and administrative	16,315,827	12,594,798	3,721,029	29.5%
Total	$42,044,484	$32,485,368	$9,559,116	29.4%

Selling, general and administrative expenses increased $9,559,116, or 29.4% (29.8% adjusted for exchange), in 2013 versus 2012.

Distribution expense increased $271,148, or 13.1% (13.6% adjusted for exchange), in 2013 versus 2012. The increase reflected higher operating costs in support of our growing base of sales.

Marketing expense increased $1,907,646, or 53.4% (53.6% adjusted for exchange), in 2013 versus 2012. The increase was attributable to higher compensation expense associated with the issuance of the December 2012 and 2013 executive stock based awards, two new marketing and two new clinical personnel added in 2012 and 2013, travel expenses, and promotional and product development costs principally in support of our advanced wound care growth initiatives, partially offset by lower recruiting costs.

Sales expense increased $3,659,293, or 25.7% (26.0% adjusted for exchange), in 2013 versus 2012. The increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel and sample expenses associated with the expansion of the advanced wound care sales force in the U.S., Canada, and the U.K., which was completed during the second quarter of 2012, along with the incremental investment of an international sales management position to support our international growth, higher equity based compensation expense, and administrative fees associated with group purchasing and sales data collection programs.

General and administrative expenses increased $3,721,029, or 29.5% (30.1% adjusted for exchange), in 2013 versus 2012. This increase reflects higher legal costs, compensation expense associated with the December 2012 and 2013 executive and director’s equity based awards, compensation and benefits related to annual salary increases and the addition of seven new positions in 2012 and 2013 to support our growth, coupled with higher professional service costs, information technology costs associated with an information systems integration project, insurance and corporate office expenses.

Research and Development Expense

Research and development expense increased $4,212,549, or 59.1%, to $11,335,672 in 2013 from $7,123,123 in 2012. The increase reflected the ramp up and continuation of DSC127 Phase 3 related expenses as the project moved into its clinical trial phase during the first quarter of 2013.

Other Income, net

Other income, net increased $159,011 to $185,740 in 2013 from $26,729 in 2012. The increase reflects an increase in short term investments, mainly certificates of deposits, which earned interest in 2013, a gain on foreign currency exchange, as well as a dividend received from Comvita in connection with the Company’s equity investment that was made in 2013.

Income Taxes

We recognized a $160,111 income tax expense in 2013 consisting of a $120,330 U.S. income tax expense and a foreign income tax expense of $39,781. The U.S. income tax expense consists of a current tax expense of $5,365 and a deferred tax expense of $114,965. The deferred tax expense was due to differences in financial reporting and tax treatment of goodwill of $153,619 net of amortization for financial reporting but not tax purposes of acquired MedEfficiency identified intangible assets of $38,654.

Due to uncertainties surrounding our ability to use our U.S. and U.K. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. and U.K. net deferred tax assets has been provided.

Net Loss

We generated a net loss of $23,964,053, or $1.40 per share (basic and diluted), in 2013 compared to a net loss of $12,070,431, or $0.97 per share (basic and diluted), in 2012.

Liquidity and Capital Resources

Cash Flow and Working Capital

At December 31, 2013 and 2012, we had cash and cash equivalents of $6,501,586 and $41,616,657, respectively. The $35,115,071 decrease in cash and cash equivalents reflected net cash used in operating activities of $17,202,157 and investing activities of $20,291,776, together with an exchange rate effect of $209,990, partially offset by cash provided by financing activities of $2,588,852.

Net cash used in operating activities of $17,202,157 resulted from $14,701,664 cash used in operations (net loss plus non-cash items) together with $2,500,493 cash used from the net change in operating assets and liabilities. Higher receivables, inventory and prepaid expenses, offset by higher accounts payable and accrued liabilities were the main drivers behind the net cash used in connection with the net change in operating assets and liabilities. The increase in receivables reflects a higher level of current sales. The increase in inventory reflects a build-up to support new products, growth of the international business and improved customer service levels in certain segments of our business. The increase in prepaid expenses reflected advance payments for the Phase 3 clinical trial and timing of other operating expenditure payments. The increase in accounts payable reflected the increase in business, while the increase in accrued expenses and other current liabilities principally reflected higher accrued 2013 bonus compensation and related taxes partially offset by a decrease in the Canadian sales net rebate due to lower sales volume and timing.

Net cash used in investing activities of $20,291,776 included cash used for the net purchase of investments of $19,246,000, which included $7,000,000 to acquire Comvita stock, $695,776 for capital expenditures and $350,000 for other intangibles. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Net cash provided by financing activities of $2,588,852 included net proceeds of $2,817,001 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock compensation of $228,149 in connection with net share settlements.

Working capital decreased $21,145,366 at December 31, 2013 to $40,040,002 from $61,185,368 at December 31, 2012. This decrease principally reflected the net cash outflow from operating activities and the net purchase of long-term investments, partially offset by net cash provided by the exercise of warrants and stock options. We believe this level of working capital is sufficient to support our existing operations for the next twelve months.

Financing Arrangements

In September 2013, we purchased 2,272,277 shares of Comvita common stock for $7,000,000. Comvita will use the proceeds from this investment to purchase additional apiaries and upgrade and expand its Manuka honey processing capabilities. This investment will assist Comvita in its effort to better ensure the supply of medical-grade honey in an environment of growing global demand.

In January 2014, the Company raised $80,675,000 (net of $5,575,000 in estimated commission and other offering expenses) from the sale of 7,500,000 shares of the Company’s common stock at $11.50 per share. The Company plans to use the net proceeds from the offering for the continued development of its pharmaceutical product DSC127, for sales force expansion and for general corporate purposes.

Also in January 2014, the Company entered into a license, market development and commercialization agreement with BioDLogics, LLC (“BioD”) relating to their human placental based products and intellectual property related thereto and paid an initial license fee of $1,250,000 and granted BioD warrants to purchase 100,000 shares of the Company’s common stock.

Prospective Assessment

Our strategic objective is to build the Company by both continuing to progress DSC127, with an initial indication for the treatment of diabetic foot ulcers, as well as in-licensing, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth and additional development programs on new indications for DSC127. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, the sale of licensing rights to DSC127, jointly developing products with third parties and/or selling a portion of our existing business.

The launch of a number of advanced wound product line extensions in recent years and the acquisition of the MedEfficiency line of TCC products in April 2012 and the licensing of the BioD human placental products in January 2014 bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad. We continue to work on our pipeline and have identified several new products and product line extensions that are capable of contributing to future sales growth.

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. In March 2013, we entered into an exclusive agreement for the international rights to sell products incorporating the casting element within TCC-EZ. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. In April 2013, we hired a Vice President of International Sales to manage the Asia Pacific and Latin American international markets. We have established a presence in Europe through a direct sales organization in the U.K. and through distributors in a number of other countries, as well as a presence in Australia, New Zealand, South Korea, and various countries throughout Latin America and the Middle East through distributors. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of DSC127 is estimated to be three years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. FDA), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. Our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials earlier this year, we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the clinical research organization managing the trials and others to ensure the trials are progressing as planned. At this time, we are working towards completion of the last trial by the end of 2015. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $55 to $60 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of diabetic foot ulcers, we have initiated pre-clinical activities for scar prevention, and anticipate having initial data in the second half of 2014 to help determine whether or not to progress towards an Investigational New Drug application.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the cash on hand as of December 31, 2013, together with the funds raised in January 2014, we anticipate having sufficient liquidity to meet our existing operating and product development needs for the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital through licensing the rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future

Additional Financial Information

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

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

We provide our customers certain limited return rights and we have a formal returned goods policy that guides the disposition of returns with our customers. We accrue for sales returns and allowances and cash discounts monthly based on current sales and historical activity. We do not offer our customers price protection rights or concessions. Returns were less than 1% of gross sales in both 2013 and 2012.

We continually monitor the factors that influence rebates and fees, returns and allowances, and other discounts and sales incentives and make adjustments as necessary

Goodwill

At December 31, 2013, we had $13,457,693 of goodwill of which $6,337,967 related to the MedEfficiency acquisition in April 2012, $4,679,684 related to the First Aid Products acquisition in November 2007, and $2,440,042 related to the Western Medical acquisition in April 2006. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The assessment is performed using the two-step process required by accounting guidance relating to goodwill. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. For 2013 and 2012, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

The cash generating unit level or reporting unit at which we test goodwill for impairment is the operating segment level. Products are allocated to each segment based on the nature and intended use of the product. The Medefficiency goodwill is allocated to our advanced wound care segment and the First Aid Products and Western Medical goodwill to our traditional wound care segment.

For 2013 and 2012 and consistent with prior periods, we estimated the fair value of our segments using the “income approach,” where we use a discounted cash flow model (“DCF”) in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a segment and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets.

Significant estimates used in the fair value calculation include: (i) estimates of future revenue and expense growth; (ii) future estimated effective tax rates; (iii) future estimated capital expenditures; (iv) future required investments in working capital; (v) average cost of capital; and (vi) the terminal value of the reporting unit.

The amount and timing of future cash flows within our DCF analysis is based on our five year forecast. Beyond our five year forecast we assumed a terminal value to calculate the value of cash flows beyond the last projected period in our DCF analysis. Annual revenue growth rates in our DCF model reflect expected growth in our advanced and traditional wound care products. The weighted average cost of capital used to discount cash flows for the annual 2013 goodwill impairment test was 17%.

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

Stock-Based Compensation

We record compensation expense associated with stock options and other equity-based compensation based on the fair value at the grant date and recognized over the requisite service and performance periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model for service and performance based awards. We use the quoted market price for service and performance based restricted share units and binomial/lattice option pricing model for market based awards. Significant judgment and the use of estimates to value the equity-based compensation, particularly surrounding Black-Scholes or binomial/lattice pricing model assumptions such as stock price volatility and expected option lives are made.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Derma Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Derma Sciences Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Derma Sciences, Inc.:

We have audited Derma Sciences, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Derma Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Derma Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Derma Sciences, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 13, 2014

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
ASSETS	2013	2012
Current Assets
Cash and cash equivalents	$6,501,586	$41,616,657
Short-term investments	15,478,000	3,730,000
Accounts receivable, net	7,332,756	7,085,713
Inventories	16,472,640	13,670,588
Prepaid expenses and other current assets	3,746,753	3,209,031
Total current assets	49,531,735	69,311,989
Long-term investments	7,858,140	498,000
Equipment and improvements, net	2,953,469	3,304,852
Identifiable intangible assets, net	14,635,998	17,128,883
Goodwill	13,457,693	13,457,693
Other assets	139,318	141,213
Total Assets	$88,576,353	$103,842,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,522,508	$3,993,687
Accrued expenses and other current liabilities	4,969,225	4,132,934
Total current liabilities	9,491,733	8,126,621
Long-term liabilities	242,325	268,517
Deferred tax liability	1,694,147	1,736,299
Total Liabilities	11,428,205	10,131,437

Commitments and Contingencies (note 14)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding 73,332 at December 31, 2013 and December 31, 2012 (liquidation preference of $3,222,368 at December 31, 2013)	733	733
Common stock, $.01 par value; 35,000,000 shares authorized; issued and outstanding 17,347,071 at December 31, 2013 and 16,524,723 at December 31, 2012	173,471	165,247
Additional paid-in capital	140,064,607	132,163,083
Accumulated other comprehensive income	1,080,148	1,588,888
Accumulated deficit	(64,170,811)	(40,206,758)
Total Stockholders’ Equity	77,148,148	93,711,193
Total Liabilities and Stockholders’ Equity	$88,576,353	$103,842,630

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2013	2012
Net Sales	$79,710,980	$72,648,198
Cost of sales	50,320,506	47,507,349
Gross Profit	29,390,474	25,140,849
Operating expenses
Selling, general and administrative	42,044,484	32,485,368
Research and development	11,335,672	7,123,123
Total operating expenses	53,380,156	39,608,491
Operating loss	(23,989,682)	(14,467,642)
Other income, net	(185,740)	(26,729)
Loss before income taxes	(23,803,942)	(14,440,913)
Income tax provision (benefit)	160,111	(2,370,482)
Net Loss	(23,964,053)	(12,070,431)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(370,880)	86,357
Unrealized loss on equity securities	(137,860)	-
Total other comprehensive (loss) income	(508,740)	86,357
Comprehensive Loss	$(24,472,793)	$(11,984,074)
Net loss per common share – basic and diluted	$(1.40)	$(0.97)
Shares used in computing net loss per common share – basic and diluted	17,056,632	12,488,263

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2012	73,332	$733	10,577,632	$105,776	$77,374,821	$1,502,531	$(28,136,327)	$50,847,534

Net loss	-	-	-	-	-	-	(12,070,431)	(12,070,431)
Foreign currency translation adjustment	-	-	-	-	-	86,357	-	86,357
Issuance of common stock, net of issuance costs of $4,605,439	-	-	5,646,300	56,463	51,404,590	-	-	51,461,053
Shares withheld for minimum payroll taxes	-	-	-	-	(80,550)	-	-	(80,550)
Exercise of warrants and options, net of issuance costs of $10,560	-	-	255,210	2,552	1,223,068	-	-	1,225,620
Vesting of restricted stock units	-	-	43,081	431	(431)	-	-	-
Issuance of common stock	-	-	2,500	25	(25)	-	-	-
Stock-based compensation	-	-	-	-	2,241,610	-	-	2,241,610
Balance, December 31, 2012	73,332	733	16,524,723	165,247	132,163,083	1,588,888	(40,206,758)	93,711,193

Net loss	-	-	-	-	-	-	(23,964,053)	(23,964,053)
Foreign currency translation adjustment	-	-	-	-	-	(370,880)	-	(370,880)
Unrealized loss on investment	-	-	-	-	-	(137,860)	-	(137,860)
Shares withheld for minimum payroll taxes	-	-	-	-	(228,149)	-	-	(228,149)
Exercise of warrants and options, net of issuance costs of $45,368	-	-	556,855	5,568	2,811,433	-	-	2,817,001
Vesting of restricted stock units	-	-	120,957	1,210	(1,210)	-	-	-
Issuance of common stock	-	-	4,450	45	(45)	-	-	-
Stock-based compensation	-	-	-	-	5,320,896	-	-	5,320,896
Preferred stock reset (note 10)	-	-	140,086	1,401	(1,401)	-	-	-
Balance, December 31, 2013	73,332	$733	17,347,071	$173,471	$140,064,607	$1,080,148	$(64,170,811)	$77,148,148

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012
Operating Activities
Net loss	$(23,964,053)	$(12,070,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment and improvements	878,151	1,021,402
Amortization of identifiable intangible assets	2,842,885	2,274,161
Provision for bad debts	43,930	49,492
Allowance for sales adjustments	38,257	69,091
Provision for inventory obsolescence	7,317	350,798
Loss on disposal of equipment	11,917	31,424
Deferred rent	(13,215)	9,491
Stock-based compensation	5,320,896	2,241,610
Deferred income taxes	132,156	(2,507,355)
Changes in operating assets and liabilities:
Accounts receivable	(266,828)	(329,962)
Inventories	(3,042,090)	(3,265,213)
Prepaid expenses and other current assets	(589,842)	(812,983)
Other assets	(77,023)	(4,535)
Accounts payable	574,347	(399,919)
Accrued expenses and other current liabilities	901,038	1,438,656
Net cash used in operating activities	(17,202,157)	(11,904,273)
Investing Activities
Investment in acquired business, net of cash acquired	-	(14,357,578)
Purchase of investments	(33,723,000)	(6,469,000)
Proceeds from sale of investments	14,477,000	7,715,000
Purchase of equipment and improvements	(695,776)	(826,208)
Purchase of intangible assets	(350,000)	(2,300,000)
Proceeds from sale of equipment	-	47,215
Net cash used in investing activities	(20,291,776)	(16,190,571)
Financing Activities
Proceeds from the sale of common stock, net of costs	-	51,461,053
Proceeds from exercise of stock options and warrants, net of costs	2,817,001	1,225,620
Payment of withholding taxes related to employee stock compensation	(228,149)	(80,550)
Net cash provided by financing activities	2,588,852	52,606,123
Effect of exchange rate changes on cash	(209,990)	(4,972)
Net (decrease) increase in cash and cash equivalents	(35,115,071)	24,506,307
Cash and cash equivalents
Beginning of year	41,616,657	17,110,350
End of year	$6,501,586	$41,616,657
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$893	$2,200
Taxes	$-	$-

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Description of Business

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a tissue regeneration company focused on three segments of the wound care marketplace: advanced wound care, traditional wound care and pharmaceutical wound care products. The Company has one drug candidate that initiated its Phase 3 study during the first quarter of 2013. The Company markets its products principally through direct sales representatives in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), and through independent distributors within other select international markets. The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Houston, Texas. The Company utilizes third party distributors for distribution in Canada, Europe and the Far East. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

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

Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates during the period. Translation adjustments are reported as a component of stockholders’ equity in accumulated other comprehensive income. For the Company’s foreign subsidiaries, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in income of $140,721 and $47,738 for the years ended December 31, 2013 and 2012, respectively, which is included in the Consolidated Statement of Comprehensive Loss as follows:

	2013	2012
Cost of sales	$57,894	$7,031
Other income, net	(198,615)	(54,769)

Total	$(140,721)	$(47,738)

Exchange rate fluctuations of foreign currency denominated assets and liabilities associated with inventory are included in cost of sales, while all other such fluctuations are included in other income, net.

Concentration of Credit Risk – Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, investments in debt securities and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions in amounts which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases collection efforts.

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

Identifiable Intangible Assets – Identifiable intangible assets, which consist of product license rights, developed technology and supply agreements, and other identifiable intangible assets, are amortized over one to 13 years on a straight-line basis.

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

Stock-Based Compensation – Stock-based compensation for share-based awards with employees and non-employee directors, such as grants of stock options and restricted share units, are recognized in the consolidated financial statements based on the fair value of the award at the grant date on a straight-line basis over the requisite service or performance periods. Stock-based compensation for share-based awards granted to consultants are recognized based on the fair value of the award on a straight-line basis over the requisite service or performance periods and are revalued at the end of each period until the award vests. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model for service and performance based awards. The fair value of restricted share units is based on the quoted market price for service and performance based awards, and by using a binomial/lattice pricing model for market based awards. The Company issues new common stock shares upon exercise of share-based awards.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. In 2013 and 2012, the Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows were required. The Company records interest and penalties related to tax matters within other income, net on the accompanying Consolidated Statements of Comprehensive Loss. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2010 are no longer subject to federal examination. However, the Company's federal net operating losses for tax years 1999 through 2009 will remain subject to examination until the losses are utilized or expire. State tax years 2009 to 2013 remain open to examination by the various state jurisdictions in which the Company is subject to tax. Tax years prior to 2005 are no longer subject to examination in Canada. The U.K. tax returns since the inception of the subsidiary in 2010 are subject to examination.

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

Advertising and Promotion Costs – Advertising and promotion costs are charged to expense as incurred and were $3,082,221 and $2,243,387 in 2013 and 2012, respectively.

Royalties – The Company recognizes royalty expenses associated with the products sold at the time the related sale occurs and records them as a component of cost of sales. Royalty expense for the years ended December 31, 2013 and 2012 was $1,741,742 and $1,395,567, respectively.

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted share units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the years ended December 31, 2013 and 2012 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2013	2012
Excluded dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related
to conversion of preferred stock	49,154	-
Restricted share units	720,550	786,900
Stock options	1,814,233	1,639,985
Warrants	2,305,272	2,930,154

Total dilutive shares	4,962,541	5,430,371

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Recently Issued Accounting Pronouncements - In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.	Acquisition

On April 16, 2012, the Company acquired all of the outstanding stock of MedEfficiency, Inc. (“MedEfficiency”) pursuant to the terms of an Agreement and Plan of Merger. The purchase price was $14,475,000 and was funded by the Company with cash on hand. The Company incurred transaction and transition related costs totaling $1,256,853 related to the purchase, which were charged to selling, general and administrative expense in the 2012 Consolidated Statement of Comprehensive Loss.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

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

Year ended,
December 31, 2012
(Unaudited)

Net Sales	$74,035,688

Net Loss	$(12,762,551)

Net Loss per common share -
basic and diluted	$(1.02)

Weighted average number of shares -
basic and diluted	12,488,263

4.	Cash and Cash Equivalents and Investments

Cash and Cash Equivalents

The Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less. Money market mutual funds consist of funds deposited into mutual funds investing in U.S. government and non-government obligations. The Company maintains cash and cash equivalents and money market mutual funds with various domestic and foreign financial institutions within the ordinary course of business, which at times may exceed jurisdictional insurance limits.

Investments in debt securities

Investments in debt securities includes certificates of deposit purchased with an original maturity greater than three months which are deposited in various U.S. financial institutions and are fully insured by the Federal Deposit Insurance Corporation. The Company intends to hold the certificates of deposit to maturity and accordingly these investments are carried at amortized cost. Investments in debt securities with maturities greater than one year from the balance sheet date are classified as a long-term asset.

Investment in equity securities

In 2013, the Company purchased 2,272,277 shares of Comvita Limited (“Comvita”) common stock for $7,000,000. The equity investment represented 7.3% of Comvita’s outstanding shares on the date of purchase. In conjunction with this investment, the Company’s chairman and chief executive officer was named to Comvita’s board of directors. Comvita will use the proceeds from this investment to purchase additional apiaries and upgrade and expand its Manuka honey processing capabilities. This investment will assist Comvita in its effort to better ensure supply for the Company’s medical-grade honey requirements in an environment of growing global demand for Manuka honey.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other income. The investment is classified as a long term asset. As of December 31, 2013, the fair value of the Comvita common stock was $6,862,140 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The $137,860 decrease in fair value from cost was recorded in accumulated other comprehensive income. In December 2013, Comvita declared a dividend, the Company’s share of which was $75,421, net of taxes.

Cash and cash equivalents and investments at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Cash	$5,265,903	$4,909,663
Money market mutual funds	1,235,683	36,706,994

Cash and cash equivalents	6,501,586	41,616,657

Investments in debt securities	16,474,000	4,228,000
Investment in equity securities	6,862,140	-

Total investments	23,336,140	4,228,000

Total cash and cash equivalents and investments	$29,837,726	$45,844,657

The following table provides fair value information as of December 31, 2013:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$6,501,586	$6,501,586	$-	$-

Investments in debt securities	16,474,000	16,463,473	-	-
Investment in equity securities	6,862,140	6,862,140	-	-

Total Investments	23,336,140	23,325,613	-	-

Total	$29,837,726	$29,827,199	$-	$-

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table provides fair value information as of December 31, 2012:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$41,616,657	$41,616,657	$-	$-

Investments in debt securities	4,228,000	4,216,156	-	-

Total	$45,844,657	$45,832,813	$-	$-

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

5.	Accounts Receivable, net

Accounts receivable, net includes the following:

	December 31,
	2013	2012

Accounts receivable	$7,781,482	$7,557,862
Less: Allowance for doubtful accounts	(97,729)	(147,843)
Allowance for trade rebates	(218,700)	(197,650)
Allowance for cash discounts and returns	(132,297)	(126,656)

Accounts receivable, net	$7,332,756	$7,085,713

6.	Inventories

Inventories include the following:

	December 31,
	2013	2012
Finished goods	$11,044,746	$9,574,685
Work in process	1,009,315	554,129
Packaging materials	1,408,521	991,157
Raw materials	3,010,058	2,550,617

Total inventory	$16,472,640	$13,670,588

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

7.	Equipment and Improvements, net

Equipment and improvements, net include the following:

	December 31,
	2013	2012
Machinery and equipment	$7,102,144	$7,135,714
Furniture and fixtures	911,879	843,149
Leasehold improvements	2,300,500	2,226,022

	10,314,523	10,204,885
Less: accumulated depreciation	(7,361,054)	(6,900,033)

Total equipment and improvements, net	$2,953,469	$3,304,852

8.	Identifiable Intangible Assets, net

Costs of identifiable intangible assets associated with previous acquisitions, as well as payments in connection with obtaining product license rights, are included as identifiable intangible assets. During 2013, the Company paid $250,000 associated with Medihoney developed technology and $100,000 associated with the international TCC-EZ supply agreement.

Identifiable intangible assets, net include the following:

	December 31,		Amortization Period
	2013	2012

Product license rights	$8,217,126	$7,967,126	6-10 years
Developed technology and supply agreements	7,700,000	7,600,000	5-7 years
Other	6,400,000	6,400,000	1-10 years

	22,317,126	21,967,126
Less accumulated amortization	(7,681,128)	(4,838,243)

Total identifiable intangible assets, net	$14,635,998	$17,128,883

During the years ended December 31, 2013 and 2012, amortization expense was recorded as follows:

	2013	2012

Cost of sales	$2,009,472	$1,461,411
Selling, general and administrative expenses	833,413	812,750

Total amortization expense	$2,842,885	$2,274,161

Amortization expense for product license rights and developed technology and supply agreements is included as a component of cost of sales and amortization of other identifiable intangible assets is included in selling, general and administrative expense in the Consolidated Statement of Comprehensive Loss.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Amortization expense for 2013 and 2012 and estimated amounts thereafter by year are as follows:

	Product License Rights	Developed Technology and Supply Agreements	Other	Total
Amortization expense for year ended December 31, 2013	$908,758	$1,100,714	$833,413	$2,842,885

Weighted Average Useful Life	6.0	5.3	3.2	4.8

Amortization expense for year ended December 31, 2012	$692,363	$769,048	$812,750	$2,274,161

Estimated amortization expense for years ending December 31,

2014	$946,613	$1,105,715	$775,000	$2,827,328
2015	946,613	1,105,715	775,000	2,827,328
2016	946,613	1,105,715	626,250	2,678,578
2017	946,613	1,105,715	281,667	2,333,995
2018	946,613	1,025,295	165,000	2,136,908
Thereafter	987,990	382,083	461,788	1,831,861

	$5,721,055	$5,830,238	$3,084,705	$14,635,998

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2013	2012

Accrued compensation and related taxes	$2,529,211	$1,929,524
Accrued Canadian sales rebate, net (note 14)	252,671	636,633
Accrued royalties	361,559	427,075
Accrued sales incentives and other fees	546,296	316,209
Other	1,279,488	823,493

Total accrued expenses and other current liabilities	$4,969,225	$4,132,934

At December 31, 2013 and 2012, the amount of the Canadian accrued sales rebate and other reserves exceeded the amount of the underlying trade receivables outstanding. The net credit balance in trade receivables was reclassified for financial reporting purposes to accrued expense to recognize it as a net liability.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

10.	Stockholders’ Equity

Preferred Stock

There are 18,598 shares of series A convertible preferred stock outstanding at December 31, 2013. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and has voting rights identical to the common stock on all other matters.

There are 54,734 shares of series B convertible preferred stock outstanding at December 31, 2013. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and has voting rights identical to the common stock on all other matters.

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

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that would impact the above described adjustments to the preferred stock conversion ratios. As of December 31, 2013, current series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 121,089 shares (47,757 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price. Previous preferred stockholders who have converted their preferred shares will receive an additional 1,397 shares of common stock as a result of the conversion ratio adjustments. In 2013 the Company issued 140,086 common shares to prior holders of the preferred stock based on the adjustment of the conversion ratios.

The 49,154 incremental shares associated with the conversion ratio adjustment will be recorded to common stock at par with the offset to additional paid in capital as all of the convertible preferred stock was issued prior to the November 16, 2000 effective date of certain provisions of ASC 470 (formerly, EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments).

Common Stock

On May 22, 2013, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock from 25,000,000 to 35,000,000. On May 29, 2013, the Company amended its Articles of Incorporation to reflect the increase in the number of authorized shares of common stock.

During 2013, the Company issued 822,348 shares of common stock consisting of 556,855 shares upon the exercise of stock purchase warrants and options for which the Company received $2,817,001 (net of $45,368 in expenses), 140,086 shares in connection with the preferred stock ratio adjustments, 120,957 shares in connection with the vesting of 145,650 shares of restricted common stock units net of the shares withheld for payment of withholding taxes, and 4,450 shares to a retired director of the Company for consulting services.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

During 2012, the Company issued 255,210 shares of common stock upon the exercise of stock purchase warrants and options and received $1,225,620 (net of $10,560 in issuance costs); 43,081 net shares of common stock in connection with the vesting of 51,500 shares of restricted stock units, net of the shares withheld for payment of minimum withholding taxes; and 2,500 shares of common stock to a retiring director of the Company for past services.

Stock Purchase Warrants

At December 31, 2013, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date
L	6,250	$3.12	March 31, 2014
N	100,000	$6.25	February 22, 2015
O	230,900	$5.50	February 22, 2015
P	2,187	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,832,602	$9.90	June 22, 2016

Total	$2,305,272

During 2013, a total of 624,882 warrants were exercised on a for cash and cashless basis consisting of 367,814 Series K, 200,893 Series J, 53,667 Series O, and 2,508 Series P warrants. A total of 421,465 shares of common stock were issued in connection with the 2013 warrant exercises. In 2012 a total of 135,548 warrants were exercised on a cash basis consisting of 47,333 series O, 66,965 series J and 21,250 series K warrants. A total of 135,548 shares of common stock were issued in connection with the 2012 warrant exercises.

Equity Based Compensation

Under the Derma Sciences, Inc. 2012 Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue shares of common stock. On May 22, 2013, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock the Company can issue from 2,812,500 to 4,500,000. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At December 31, 2013, options to purchase 1,814,233 shares and 720,550 restricted share units were issued and outstanding under the EIP Plan and 1,394,480 shares were available for grant.

Stock Options

The EIP Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For the years ended December 31, 2013 and 2012, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Risk-free interest rate	1.22%	1.11%
Volatility factor	69.9%	73.6%
Dividend yield	0%	0%
Expected option life (years)	6.14	6.25

The risk-free rate utilized represents the U.S. treasury yield curve rate for the expected option life at the time of grant. The volatility factor was calculated based on the Company’s historical stock price volatility equal to the expected life of the option at the grant date. The dividend yield is 0% since the Company does not anticipate paying dividends in the near future. The simplified expected option life method is used to determine the expected option life for Company employees and directors while the contractual option life period is utilized for consultants.

Based on the Company’s historical experience of options that were forfeited before becoming fully vested, the Company has assumed an annualized forfeiture rate of 1.0% for all options. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2013 and 2012 follows:

	2013		2012

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of year	1,639,985	$6.38	1,582,683	$5.82
Granted	421,480	$12.14	268,160	$8.93
Forfeited	(36,878)	$10.99	(61,825)	$7.53
Exercised	(184,824)	$5.50	(149,033)	$4.37
Expired	(25,530)	$13.16	-	-

Outstanding – end of year	1,814,233	$7.67	1,639,985	$6.38
Expected to vest – end of year	1,796,091	$7.67	1,623,585	$6.38
Exercisable at end of year	1,443,409	$6.84	1,208,077	$5.86

During 2013 and 2012, the Company granted 300,880 and 199,460 service based options and 120,600 and 68,700 performance based options to Company employees, directors and consultants, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2013 and 2012 was $8.30 and $5.93, respectively.

During 2013, 184,824 stock options were exercised on a for cash and cashless basis. A total of 135,390 shares of common stock were issued in connection with the 2013 stock option exercises. During 2012, 149,033 stock options were exercised on a for cash or cashless basis. A total of 119,662 common stock shares were issued in connection with the 2012 stock option exercises.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The aggregate intrinsic value of outstanding and exercisable stock options was $6,287,268 and $5,967,544, respectively, at December 31, 2013. The intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the year of $10.82 and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all exercised their options on December 31, 2013. The intrinsic value of options exercised in 2013 and 2012 was $1,286,818 and $792,315, respectively.

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.88 - $4.00	251,961	3.38	$3.43	251,961	$3.43
$4.01 - $6.00	473,412	5.18	$5.13	463,912	$5.13
$6.01 - $10.00	610,470	6.77	$8.03	500,799	$7.95
$10.01 - $13.99	478,390	8.59	$11.97	226,737	$11.66

	1,814,233	6.36	$7.67	1,443,409	$6.84

During the years ended December 31, 2013 and 2012, stock option compensation expense was recorded as follows:

	2013	2012

Cost of sales	$95,726	$39,789
Selling, general and administrative expenses	2,087,827	1,470,269
Research and development	165,581	103,289

Total stock option compensation expense	$2,349,134	$1,613,347

As of December 31, 2013, there was $1,645,272 of unrecognized compensation cost related to non-vested service based awards granted under the plan. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.91 years. There was no unrecognized compensation cost related to non-vested performance based awards at December 31, 2013.

Restricted Share Units

The Company has issued service, performance and market based restricted share units to employees and directors of the Company. Expense for restricted share awards is amortized on a straight-line basis over the awards’ vesting period.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table summarizes the restricted share unit activity for the period:

	2013		2012

	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
Unvested – beginning of year	786,900	$8.78	51,500	$7.07

Granted	79,300	13.65	786,900	8.78
Vested	(145,650)	10.18	(51,500)	7.07
Unvested – end of year	720,550	$9.03	786,900	$8.78

In May 2013, the Company granted 38,200 restricted share units to members of the board of directors which will vest one year from the grant date. The fair market value at the grant date determined by the quoted market price was $525,632, or $13.76 per share. In February 2013, the Company granted 26,100 performance based restricted share units to executives which vested on December 31, 2013. The fair market value at the grant date was $359,136, or $13.76 per share.

Also during 2013, the Company granted 10,000 service-based restricted share units to a new board member vesting 25% each year beginning one year from grant date and 5,000 restricted share units to a former member of the board for past services, which were immediately vested. The aggregate fair market value at the grant date determined by the quoted market price of these awards was $198,000.

In December 2012, the Company granted 330,000 service-based restricted share units to employees and members of the board of directors which will vest 25% annually over a four year period from the grant date. The fair market value at the grant date determined by the quoted market price was $3,544,200, or $10.74 per share. Also in December 2012, the Company granted 405,000 market-based restricted share units to employees which will vest three years from the grant date based on the achievement of certain market conditions. The fair market value at the grant date determined by the binomial/lattice pricing model was $2,904,700, or $7.17 per share.

Also during 2012, the Company granted 27,900 performance-based restricted share units to employees vesting one year from grant date and 24,000 service based restricted share units to members of the board of directors vesting one year from grant date. The aggregate fair market value at the grant date determined by the quoted market price of these awards was $459,205.

In connection with the vesting of restricted share unit awards during the year ended Decmeber 31, 2013, 24,693 common stock shares with a fair value of $228,149 were withheld in satisfaction of employee tax withholding obligations. In connection with the vesting of restricted share unit awards during the year ended December 31, 2012, 8,419 common stock shares with a fair value of $80,550 were withheld in satisfaction of employee minimum tax withholding obligations.

During 2013 and 2012, restricted share unit compensation expense was $2,634,340 and $490,870, respectively, and included in selling, general and administrative expense.

As of December 31, 2013, the intrinsic value of the non-vested awards was $7,796,351 and there was $4,702,124 of unrecognized compensation cost related to unvested restricted share unit awards. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 2.11 years.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

During 2013, in consideration of prior service to the Company, a retiring director received 5,000 restricted share units, accelerated vesting of any unvested stock options and restricted share units and extended the date to exercise vested stock options to the earlier of 36 months or the awards original expiration date (versus 90 days) from the date of the retirement. Also, during 2013, the Company granted 4,450 shares of common stock to a former director for consulting services. An additional $337,422 of stock based compensation expense was recognized during 2013 and included in selling, general and administrative expense in connection with these activities. During 2012, in consideration of prior service to the Company, a retiring director received 2,500 shares of common stock, acceleration of vesting of any unvested restricted share units and extension of the date to exercise vested stock options to 36 months (versus 90 days) as of that date. Included in stock based compensation is a charge of $137,393 in connection with these benefits.

Shares Reserved for Future Issuance

At December 31, 2013, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (Series A – B)	73,332
Additional stock issuable related to conversion of
preferred stock	49,154
Common stock options outstanding	1,814,233
Common stock warrants outstanding	2,305,272
Restricted share units outstanding	720,550
Common stock equivalents available for grant	1,394,480
Total common stock shares reserved	6,357,021

11.	Operating Segments

The Company operates in three segments: advanced wound care, traditional wound care and pharmaceutical wound care products. They are managed separately as each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated dressings, bandages and ointments designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity related dressings, ointments, gauze bandages, adhesive bandages, wound closer strips, catheter fasteners and skin care products. Pharmaceutical wound care products consist of DSC127, a novel product for the treatment of a variety of dermal applications.

Advanced and traditional wound care products are marketed globally to acute care, extended care, home health care, wound and burn care clinics and physician offices. The Company utilizes a broad network of well-established distributors to deploy the majority of its products to end users. A smaller portion of the Company’s sales are sold directly to care providers and through retail. The advanced and traditional wound care products are both manufactured internally and sourced from third party suppliers. The majority of marketing expenses are deployed in support of advanced wound care products with traditional wound care products requiring limited support. The Company utilizes direct sales representatives, distributor relationships and contractual relationships with buying groups and wound care service providers to sell its products. Direct sales representatives are used solely in support of advanced wound care sales in the U.S. and the U.K. and for both advanced and traditional wound care products in Canada.

The pharmaceutical wound care segment is presently limited to the development of DSC127 for diabetic foot ulcers and pre-clinical work on scar prevention.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Operating segment sales, gross profit, segment contribution and other related information for 2013 and 2012 are as follows:

Year Ended December 31, 2013
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$33,928,535	$45,782,445	$-	$-	$79,710,980
Gross profit	16,837,797	12,552,677	-	-	29,390,474
Direct expense	(21,404,045)	(5,059,141)	(11,434,557)	-	(37,897,743)
Segment contribution	$(4,566,248)	$7,493,536	$(11,434,557)	-	(8,507,269)
Indirect expenses				$(15,456,784)	(15,456,784)

Net loss					$(23,964,053)
Depreciation	$477,118	$264,841	$-	$136,192	$878,151
Amortization	$2,557,805	$285,080	$-	$-	$2,842,885

As of December 31, 2013

Equipment and improvements, net	$2,188,389	$562,480	$-	$202,600	$2,953,469
Identifiable intangible assets, net	$13,614,210	$1,021,788	$-	$-	$14,635,998
Goodwill	$6,337,967	$7,119,726	$-	$-	$13,457,693

Year Ended December 31, 2012
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$24,832,722	$47,815,476	$-	$-	$72,648,198
Gross profit	12,458,920	12,681,929	-	-	25,140,849
Direct expense	(17,658,759)	(4,246,714)	(7,177,823)	-	(29,083,296)
Segment contribution	$(5,199,839)	$8,435,215	$(7,177,823)	-	(3,942,447)
Indirect expenses				$(8,127,984)	(8,127,984)
Net loss					$(12,070,431)
Depreciation	$629,466	$246,780	$-	$145,156	$1,021,402
Amortization	$1,950,161	$324,000	$-	$-	$2,274,161

As of December 31, 2012

Equipment and improvements, net	$2,194,498	$708,653	$-	$401,701	$3,304,852
Identifiable intangible assets, net	$15,822,016	$1,306,867	$-	$-	$17,128,883
Goodwill	$6,337,967	$7,119,726	$-	$-	$13,457,693

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A geographical breakdown of the Company’s sales, gross profit and equipment and improvements, net are as follows:

	United States	Canada	Other	Total
2013

Net sales	$61,234,755	$11,084,430	$7,391,795	$79,710,980
Gross profit	$23,956,554	$2,371,054	$3,062,866	$29,390,474
Equipment and improvements, net	$459,859	$2,258,544	$235,066	$2,953,469

2012

Net sales	$51,325,289	$14,758,829	$6,564,080	$72,648,198
Gross profit	$18,609,115	$3,747,557	$2,784,177	$25,140,849
Equipment and improvements, net	$390,925	$2,610,462	$303,465	$3,304,852

12.	Income Taxes

Loss before income taxes for the year ended December 31, 2013 and 2012 consist of the following components:

	2013	2012

Domestic	$(23,145,554)	$(14,590,416)
Foreign	(658,388)	149,503

Loss before income taxes	$(23,803,942)	$(14,440,913)

The components of income taxes (benefit) for the year ended December 31 are as follows:

	2013	2012
Current:
Federal	$-	$-
State	5,365	-
Foreign	22,590	136,873

Total current	27,955	136,873

Deferred:
Federal	149,108	(2,291,057)
State	(34,143)	(219,463)
Foreign	17,191	3,165

Total deferred	132,156	(2,507,355)

Total income taxes	$160,111	$(2,370,482)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In 2013, the Company recognized a $160,111 income tax expense consisting of a $120,330 U.S. income tax expense and a foreign income tax expense of $39,781. The U.S. income tax expense consists of a current tax expense of $5,365 and a deferred tax expense of $114,965. The deferred tax expense is due to differences in financial reporting and tax treatment of goodwill of $153,619 net of amortization for financial reporting but not tax purposes of acquired MedEfficiency identified intangible assets of $38,654.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense along with percentage of loss before income taxes for the year ended December 31, 2013 and 2012 is as follows:

	2013		2012
Tax benefit at federal statutory rate	$(8,093,340)	34.0%	$(4,909,912)	34.0%
State tax, net of federal benefit	(750,351)	3.2	(578,855)	4.0
Foreign tax	74,612	(0.3)	-	-
Nondeductible expenses	637,797	(2.7)	781,791	(5.4)
Other	(50,860)	0.2	(220,266)	1.5
Change in valuation allowance	8,342,253	(35.1)	2,556,760	(17.7)

Income taxes	$160,111	(0.7%)	$(2,370,482)	16.4%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforwards	$17,327,134	$10,077,826
Equity based compensation	1,281,192	798,701
Allowance for sales deductions	165,142	182,002
Amortization of identified intangibles	1,698,913	1,698,492
Inventory adjustments	619,189	689,307
Other	776,549	502,479

Deferred tax assets	21,868,119	13,948,807

Deferred tax liabilities:
Prepaid expenses	(152,489)	(135,914)
Goodwill	(1,181,379)	(1,027,760)
Depreciation	(299,541)	(192,438)
Indentified Intangibles	(2,780,224)	(3,365,512)
Other	(654)	(552)

Deferred tax liabilities	(4,414,287)	(4,722,176)

Valuation allowance	(19,119,723)	(10,777,470)

Net deferred tax liabilities	$(1,665,891)	$(1,550,839)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The net deferred tax liability of $1,665,891 consists of a net noncurrent deferred tax liability of $1,694,147 and a net current deferred tax asset of $28,256 as of December 31, 2013. The net deferred tax liability includes a U.S. deferred tax liability of $1,181,379 related to differences in the basis for financial reporting and tax purposes for goodwill, a deferred liability of $225,309 related to intangible assets acquired from MedEfficiency and a $259,203 net deferred tax liability related to the Company’s Canadian operations. The deferred tax asset is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

At December 31, 2013, the Company has U.S. federal net operating loss carry forwards of approximately $46,343,000 that begin to expire in 2018. For U.S. state income tax purposes, the Company has net operating loss carry forwards in a number of jurisdictions in varying amounts and with varying expiration dates. Federal and state net operating loss carryforwards include excess stock-based compensation benefit deductions of which, if recognized in the future, will be recorded as additional paid in capital in the Consolidated Balance Sheet. The Company also has $1,015,000 in research and development tax credit carry forwards and $179,000 in foreign tax credit carry forwards which begin to expire in 2031and 2019, respectively.

The Company has determined that the amount by which the U.S. federal net operating loss carryforwards can be utilized in any year is limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards, foreign tax credit and realize the other net deferred tax assets based on historical operating results and ownership change limitations a full valuation allowance has been provided as of December 31, 2013 and 2012 for the deferred tax assets for the U.S. and U.K.

13.	Retirement Benefits

The Company maintains a profit sharing 401(k) plan for eligible full-time U.S. employees. Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution up to a maximum amount of each participant’s annual base salary earnings contributed to the plan. During 2013 and 2012, the Company matched 100% on the first 4% of each participant’s contributed annual base salary. Company contributions to the plan for the years ended December 31, 2013 and 2012 were $303,913 and $208,654, respectively.

The Company’s Canadian subsidiary maintains a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees. The Canadian subsidiary makes a matching contribution to the plan based on a percentage of each participant’s contributed annual gross earnings. Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency. During 2013 and 2012, the Company matched 100% on the first 4% of each participant’s contributed annual gross earnings. The Company’s Canadian subsidiary’s contributions to the plan for the year ended December 31, 2013 and 2012 were $133,319 and $109,442, respectively.

14.	Commitments and Contingencies

Operating Leases

The Company has non-cancelable operating lease agreements for its facilities and equipment expiring in various years through 2019. Total lease expense under these lease agreements was $1,227,718 and $1,544,575 in 2013 and 2012, respectively. Total minimum lease payments under each lease are recorded on a straight-line basis to lease expense over the lease term. Differences between the recognition of lease expense on a straight-line basis and payments owed and/or free rent are recorded as deferred rent. Tenant improvement allowances are recorded as deferred lease expense as received, and amortized to lease expense over the lesser of the corresponding asset life or the lease term. At December 31, 2013 and 2012, the Company had deferred rent of $242,325 and $268,517, respectively, recorded in long-term liabilities on the Consolidated Balance Sheet.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The leases generally provide for scheduled increases in future minimum annual lease payments over the life of the lease and for renewal options consistent with the terms of the existing lease. It is expected that these leases will be renewed or replaced by leases on other property and equipment, as needed.

Minimum future lease payments under existing operating leases as of December 31, 2013 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2014	$1,289,799
2015	1,043,225
2016	940,565
2017	804,561
2018	490,598
Thereafter	4,014

Net minimum future rental payments	$4,572,762

Comvita Licensing Agreement

In February 2010, the Company entered into a new agreement with Comvita under which the Company received perpetual and exclusive worldwide licensing rights for Manuka Honey based Medihoney wound and skin care products for all markets outside of the consumer market (the “Comvita Agreement”). The Comvita Agreement supersedes the prior agreement, which was terminated as of the effective date. The Comvita Agreement also provides that Comvita will serve as the Company’s exclusive supplier for Manuka Honey and will not provide Manuka Honey to any other entities for use in the professional medical-surgical marketplace. The Comvita Agreement calls for graduated royalty payments based on sales and milestone payments of up to $20,000,000 based on achievement of specified net sales objectives of which $2,000,000 has been incurred and paid through December 31, 2013. The license rights may be terminated or rendered non-exclusive by Comvita if the Company fails to meet certain minimum royalty requirements.

In October 2012, the Company met the criteria for payment of the second Medihoney milestone payment under the Comvita Agreement based on achieving Medihoney sales in excess of $10,000,000 for the trailing twelve month period. During the year, the $1,000,000 milestone payment was recorded as an addition to the Medihoney license intangible asset and is being amortized to cost of sales. Another milestone payment of $1,000,000 was made in a prior year.

Comvita is a major stockholder of the Company and its Chief Executive Officer serves on the Company’s Board of Directors. The Company purchased $2,266,964 and $1,653,075 of medical grade honey from Comvita in 2013 and 2012, respectively. In addition, the Company incurred Medihoney royalties of $1,240,818 and $901,826 in 2013 and 2012, respectively. Amounts due to Comvita for raw material purchases and royalties totaled $421,578 and $288,596 at December 31, 2013 and 2012, respectively. During 2013, the Company also purchased an equity investment in Comvita stock for $7,000,000 (note 4).

Quick-Med Technologies, Inc. – License Agreement

In July 2012, the Company entered into a new patent and technology license agreement (the “QMT Agreement”) with Quick-Med Technologies, Inc. (“QMT”) relating to QMT’s proprietary anti-microbial technology (the “Technology”) utilized in the Company’s Bioguard products. The QMT Agreement supersedes a prior agreement, which had been in effect since March 2007.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In 2012, the Company paid QMT an upfront license fee of $1,300,000. This upfront fee has been capitalized as an identifiable intangible asset and is being amortized over its estimated useful life of seven years. In addition to the upfront license fee, royalties are payable to QMT based upon a sliding scale of the Company’s net sales of products incorporating the Technology and declining as net sales increase. The QMT Agreement also requires the Company to make certain milestone payments of up to $3,500,000 to QMT based upon the achievement of certain net sales levels for four consecutive calendar quarters. In 2013 and 2012, the Company incurred QMT royalties of $202,377 and $279,537, respectively.

In the event that QMT desires to sell the Technology, patent rights and improvements or QMT receives a bona fide offer from an unaffiliated third party to purchase the same during the term of the QMT Agreement, the Company has the right of first negotiations or right of first refusal, respectively, relating to any such sale.

USC License Agreement

In November 2007, the Company entered into a license agreement (the “License Agreement”) with the University of Southern California (“USC”) pursuant to which the Company acquired exclusive rights to a number of U.S. and foreign patents and non-exclusive rights to one patent, together with trade secrets and know-how, related to an angiotensin analog (the patents, trade secrets and know-how, collectively, the “Angiotensin Analog Technology”). The Angiotensin Analog Technology relates to all dermal applications including applications for the treatment of chronic wounds such as diabetic ulcers, leg ulcers associated with venous insufficiency, pressure ulcers (bed sores), burns and surgical scars.

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

Our first product, DSC 127, utilizing this compound for the treatment of diabetic foot ulcers has successfully undergone pre-clinical, Phase 1 and Phase 2 clinical studies for use in the treatment of diabetic foot ulcers. The first of two Phase 3 clinical trials commenced in the first quarter of 2013, with the second commencing during the second quarter of 2013.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

15.	Subsequent Events

BioDLogics, LLC License Agreement

On January 14, 2014, the Company entered into a license, market development and commercialization agreement (the “Agreement”) with BioDLogics, LLC (“BioD”) relating to BioD’s human placental based products (the “Licensed Products”) and intellectual property related thereto.

Under the Agreement, BioD granted to the Company an exclusive, perpetual, royalty-bearing license to use, offer for sale and sell, the Licensed Products in North America (the “Territory”), including the rights to sublicense solely as provided in the Agreement, for a broad range of dermal applications, (the “Field”). During the term of the Agreement, the Company must use diligent efforts, and will be responsible for the sale and marketing of the Licensed Products in the Field throughout the Territory. As part of its commercialization efforts, the Company will fund clinical studies in support of the Field pursuant to the Agreement.

The Company agreed to pay to BioD an initial license fee of $1,250,000 and granted BioD a warrant to purchase 100,000 shares of the Company’s common stock. One quarter (25%) of the warrant is exerciseable immediately at a price of $11.81, while the remaining 75% of the warrant becomes exercisable, if at all, upon the achievement of certain milestones. The warrant expires five years from the date of issuance in January 2019. In addition to the initial license fee and warrant, royalties are payable to BioD based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

The Agreement may be terminated as follows: (i) upon mutual agreement of the parties; (ii) by BioD if the Company challenges certain BioD patents or trade secrets; (iii) by BioD if the Company fails to meet the annual minimum net sales requirement under the Agreement, unless the Company pays the difference between the amount of royalties that would have been due had the minimum annual net sales for such year been achieved and royalty payments made by the Company with respect to net sales during such year plus any milestone payments payable; or (iv) by either party in the event of a material breach or certain events of bankruptcy.

Equity Offering

On January 29, 2014, the Company raised $80,675,000 (net of $5,575,000 in estimated commission and other offering expenses) from the sale of 7,500,000 shares of the Company’s common stock at $11.50 per share. The Company plans to use the net proceeds from the offering for the continued development of its pharmaceutical product DSC127, for sales force expansion and for general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, our president and chief executive officer (our principal executive officer) and our executive vice president and chief financial officer (our principal financial officer) performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Based on this evaluation, our president and chief executive officer and our executive vice president and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements and related documents are listed in the Index under Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated March 27, 2012, by and among the Company, ME Merger Sub Inc., MedEfficiency, Inc. and MedE SR LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on March 30, 2012 and incorporated herein by reference).
2.02	Agreement and Plan of Merger, dated September 5, 2012 by and between Derma Sciences, Inc., a Pennsylvania corporation and Derma Sciences, Inc., a Delaware corporation (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on September 20, 2012 and incorporated herein by reference).
3.01	Certificate of Incorporation of Derma Sciences, Inc., as amended on May 29, 2013±
3.02	By-Laws of Derma Sciences, Inc. (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed on September 20, 2012 and incorporated herein by reference).
4.01	Form of Warrant to Purchase Common Stock relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 4.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.01*	Employment Agreement, dated March 7, 2012, between the Company and Edward J. Quilty (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.02*	Employment Agreement, dated March 7, 2012, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.03*	Employment Agreement, dated March 7, 2012, between the Company and Robert C. Cole (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).

10.04*	Employment Agreement, dated March 12, 2012, between the Company and Frederic Eigner (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.05*	Employment Agreement, dated March 8, 2012, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.06*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Edward J. Quilty (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.07*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.4 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.08*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Barry Wolfenson (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.09*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Robert C. Cole (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.10*	Amendment to Employment Agreement, dated December 20, 2012, between the Company, Derma Canada and Frederic Eigner (previously filed as Exhibit 10.7 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.11*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Edward J. Quilty (previously filed as Exhibit 10.11 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.12*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.13*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Barry Wolfenson (previously filed as Exhibit 10.13 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.14*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Robert C. Cole (previously filed as Exhibit 10.14 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.15*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company, Derma Canada Inc. and Frederic Eigner (previously filed as Exhibit 10.15 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.16*	The Derma Sciences, Inc. Amended and Restated Stock Option Plan, dated February 9, 2011 (previously filed as Exhibit 10.06 to the Company’s Form 10-K filed on March 29, 2011 and incorporated herein by reference).
10.17*	The Derma Sciences, Inc. Restricted Stock Plan, dated March 31, 2006 (previously filed as Appendix D to the Company’s Proxy Statement filed on April 5, 2006 and incorporated herein by reference).
10.18*	Form of Restricted Share Unit Agreement (Executive Officer) (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.19*	Form of Performance-Based Restricted Share Unit Agreement (Executive Officer) (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.20*	2013 Director Compensation Program (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2013 and incorporated herein by reference).
10.21*	Amended and Restated Derma Sciences, Inc. 2012 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2013 and incorporated herein by reference).
10.22	License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).
10.23	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).
10.24	Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).
10.25	Form of Purchase Agreement relative to the private placement of common stock and series K warrants effected on April 2, 2008 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 7, 2008 and incorporated herein by reference).

10.26	License Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.27	Restraint Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.28	Collaborative Research and Development Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.29	Medical Honey Supply Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.30	Manufacturing Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.31	Nominating Agreement, dated February 18, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on February 24, 2010 and incorporated herein by reference).
10.32	Forbearance Agreement, dated March 31, 2009, between the Company and Western Medical, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 6, 2009 and incorporated herein by reference).
10.33	Separation and Release Agreement by and between Derma Sciences, Inc. and Derma First Aid Products, Inc., and Daniel Rivest, effective as of March 31, 2010 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 1, 2010 and incorporated herein by reference).
10.34	Form of Securities Purchase Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.35	Form of Registration Rights Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.36**	Patent and Technology License Agreement, dated July 12, 2012, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2012 and incorporated herein by reference).
10.37	Subscription Agreement, dated September 3, 2013, between Derma Sciences, Inc. and Comvita Limited (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 12, 2013 and incorporated herein by reference).
10.38±**	License, Market Development and Commercialization Agreement, dated January 14, 2014, by and among the Company and BioDLogics, LLC
21.1±	Information relative to subsidiaries.
23.1±	Consent of KPMG LLP.
31.1±	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2±	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1±	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document
101.SCH±	XBRL Taxonomy Extension Schema Document
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document

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

DERMA SCIENCES, INC.

March 13, 2014	By:	/s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2014.

Signatures:	Title:

/s/ Edward J. Quilty	President, Chief Executive Officer and
Edward J. Quilty	Chairman of the Board of Directors(Principal Executive Officer)

/s/ John E. Yetter	Executive Vice President, Finance and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Stephen T. Wills	Director
Stephen T. Wills, CPA, MST

/s/ C. Richard Stafford, Esq.	Director
C. Richard Stafford, Esq.

/s/ Paul Gilbert	Director
Paul Gilbert

/s/ Robert G. Moussa	Director
Robert G. Moussa

/s/ Bruce F. Wesson	Director
Bruce F. Wesson

/s/ Brett Hewlett	Director
Brett Hewlett

/s/ Amy S. Paul	Director
Amy S. Paul

