Form 10-Q
period 2014-03-31
DERMA SCIENCES, INC.
filed 2014-05-07
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: May 6, 2014	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 25,182,041

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$57,147,565	$6,501,586
Short-term investments	35,240,000	15,478,000
Accounts receivable, net	7,710,432	7,332,756
Inventories	18,147,149	16,472,640
Prepaid expenses and other current assets	4,021,983	3,746,753
Total current assets	122,267,129	49,531,735
Long-term investments	6,485,465	7,858,140
Equipment and improvements, net	2,994,424	2,953,469
Identifiable intangible assets, net	15,290,852	14,635,998
Goodwill	13,457,693	13,457,693
Other assets	145,706	139,318
Total Assets	$160,641,269	$88,576,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,502,752	$4,522,508
Accrued expenses and other current liabilities	2,178,428	4,969,225
Total current liabilities	7,681,180	9,491,733
Long-term liabilities	229,744	242,325
Deferred tax liability	1,679,021	1,694,147
Total Liabilities	9,589,945	11,428,205
Contingencies (note 9)
Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at March 31, 2014 and December 31, 2013 (liquidation preference of $3,222,368 at March 31, 2014)	733	733
Common stock, $.01 par value; shares authorized 35,000,000; issued and outstanding 25,151,416 at March 31, 2014 and 17,347,071 at December 31, 2013	251,514	173,471
Additional paid-in capital	224,739,042	140,064,607
Accumulated other comprehensive income	500,861	1,080,148
Accumulated deficit	(74,440,826)	(64,170,811)
Total Stockholders’ Equity	151,051,324	77,148,148
Total Liabilities and Stockholders’ Equity	$160,641,269	$88,576,353

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net Sales	$19,787,034	$18,789,746
Cost of sales	12,874,709	12,085,281
Gross Profit	6,912,325	6,704,465
Operating Expenses
Selling, general and administrative	13,049,555	9,853,085
Research and development	4,183,599	2,993,166
Total operating expenses	17,233,154	12,846,251
Operating loss	(10,320,829)	(6,141,786)
Other (income) expense, net	(39,251)	88,804
Loss before income taxes	(10,281,578)	(6,230,590)
Income tax (benefit) provision	(11,563)	14,188
Net Loss	(10,270,015)	(6,244,778)
Other Comprehensive Loss
Foreign currency translation adjustment	(202,612)	(49,685)
Unrealized loss on equity securities	(376,675)	-
Total other comprehensive loss	(579,287)	(49,685)
Comprehensive Loss	$(10,849,302)	$(6,294,463)
Net loss per common share – basic and diluted	$(0.46)	$(0.38)
Shares used in computing net loss per common share – basic and diluted	22,564,611	16,593,677

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(10,270,015)	$(6,244,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment and improvements	224,692	238,394
Amortization of identifiable intangible assets	724,896	742,037
Provision for bad debts	3,851	7,000
Allowance for sales adjustments	(17,921)	(30,612)
Provision for inventory obsolescence	63,324	33,931
Deferred rent	(7,677)	28,757
Stock-based compensation	2,042,236	1,490,091
Deferred income taxes	(4,418)	32,209
Changes in operating assets and liabilities:
Accounts receivable	(360,910)	141,533
Inventories	(2,018,005)	308,122
Prepaid expenses and other current assets	(356,750)	109,441
Other assets	30,129	(6,072)
Accounts payable	1,069,511	614,551
Accrued expenses and other current liabilities	(2,782,663)	(1,073,097)
Net cash used in operating activities	(11,659,720)	(3,608,493)
Investing Activities
Purchase of investments	(25,000,000)	(2,479,000)
Proceeds from sale of investments	6,234,000	1,493,000
Purchase of equipment and improvements	(350,538)	(133,733)
Purchase of intangible assets	(1,250,000)	-
Net cash used in investing activities	(20,366,538)	(1,119,733)
Financing Activities
Proceeds from the sale of common stock, net of costs	80,616,032	-
Proceeds from exercise of stock options and warrants, net of costs	2,086,078	1,608,106
Payment of withholding taxes related to employee stock compensation	(121,618)	(76,446)
Net cash provided by financing activities	82,580,492	1,531,660
Effect of exchange rate changes on cash	91,745	32,958
Net increase (decrease) in cash and cash equivalents	50,645,979	(3,163,608)
Cash and cash equivalents
Beginning of period	6,501,586	41,616,657
End of period	$57,147,565	$38,453,049
Supplemental disclosures of cash flow information:
Liability accrued in connection with acquisition of an identifiable intangible asset and recognition of refundable deposit	$-	$200,000

Issuance of a warrant in connection with a licensing agreement	$129,750	$-

Cash paid during the year for:
Interest	$5,442	$-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Information included in the consolidated balance sheet as of December 31, 2013 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2014 and 2013 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended March 31,
	2014	2013
Excluded dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	49,782	189,205
Restricted share units	715,050	764,000
Stock options	2,324,090	1,794,401
Warrants	2,143,584	2,743,050

Total dilutive shares	5,305,838	5,563,988

2.	Cash and Cash Equivalents and Investments

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

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other income. The investment is classified as a long term asset. As of March 31, 2014, the fair value of the Comvita common stock was $6,485,465 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative decrease in fair value from cost of $514,535 has been recorded in accumulated other comprehensive income.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Cash and cash equivalents and investments at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013

Cash	$6,892,557	$5,265,903
Money market mutual funds	50,255,008	1,235,683

Cash and cash equivalents	57,147,565	6,501,586

Investments in debt securities	35,240,000	16,474,000
Investment in equity securities	6,485,465	6,862,140

Total investments	41,725,465	23,336,140

Total cash and cash equivalents and investments	$98,873,030	$29,837,726

The following table provides fair value information as of March 31, 2014:

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$57,147,565	$57,147,565	$-	$-

Investments in debt securities	35,240,000	35,236,539	-	-
Investment in equity securities	6,485,465	6,485,465	-	-

Total Investments	41,725,465	41,722,004	-	-

Total	$98,873,030	$98,869,569	$-	$-

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

3.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	March 31, 2014	December 31, 2013

Finished goods	$12,245,074	$11,044,746
Work in process	1,358,505	1,009,315
Packaging materials	1,424,257	1,408,521
Raw materials	3,119,313	3,010,058

Total inventory	$18,147,149	$16,472,640

4.	BioDLogics, LLC License Agreement

On January 14, 2014, the Company entered into a license, market development and commercialization agreement (the “Agreement”) with BioDLogics, LLC (“BioD”) relating to BioD’s human placental based products (the “Licensed Products”) and intellectual property related thereto.

Under the Agreement, BioD granted to the Company an exclusive, perpetual, royalty-bearing license to use, offer for sale and sell, the Licensed Products in North America (the “Territory”), including the rights to sublicense solely as provided in the Agreement, for a broad range of dermal applications, (the “Field”). During the term of the Agreement, the Company will be responsible for the sale and marketing of the Licensed Products in the Field throughout the Territory. As part of its commercialization efforts, the Company is required to fund clinical studies up to $2,000,000 in support of the Field pursuant to the Agreement.

The Company paid BioD an initial license fee of $1,250,000 and granted BioD a warrant to purchase 100,000 shares of the Company’s common stock. One quarter (25%) of the warrant was exercisable immediately at a price of $11.81, while the remaining 75% of the warrant becomes exercisable, if at all, upon the achievement of certain milestones. The warrant expires five years from the date of issuance in January 2019 (note 5). The warrants have been valued at $129,750 using the Black-Scholes option pricing model. Total consideration paid to BioD of $1,379,750 has been recorded as an intangible asset and is being amortized to cost of sales over an estimated useful life of seven years. In addition to the initial license fee and warrant, royalties are payable to BioD based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid single digits. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

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

Preferred Stock

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that impact the preferred stock conversion ratios. As of March 31, 2014, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price. In the three months ended March 31, 2014, the Company issued 1,397 common shares to prior preferred stock holders based on the adjustment of the conversion ratios.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The 49,782 incremental shares associated with the conversion ratio adjustment will be recorded to common stock at par with the offset to additional paid in capital as all of the convertible preferred stock was issued prior to the November 16, 2000 effective date of certain provisions of Accounting Standards Codification 470 (formerly, EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments).

Common Stock

On January 29, 2014, the Company raised $80,616,032 (net of $5,633,968 in commission and other offering expenses) from the sale of 7,500,000 shares of the Company’s common stock at $11.50 per share. The Company plans to use the net proceeds from the offering for the continued development of its pharmaceutical product DSC127, for sales force expansion and for general corporate purposes.

During the three months ended March 31, 2014, the Company issued 7,804,345 shares of common stock consisting of: 7,500,000 shares in connection with the January 29, 2014 equity offering, 276,155 shares upon the exercise of stock purchase warrants and options for which the Company received $2,086,078; 26,793 shares in connection with the vesting of 36,100 restricted share units, and 1,397 shares in connection with preferred stock ratio adjustments.

Stock Purchase Warrants

At March 31, 2014, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

N	100,000	$6.25	February 22, 2015
O	102,734	$5.50	February 22, 2015
P	2,187	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,705,330	$9.90	June 22, 2016
S	100,000	$11.81	January 14, 2019

Total	2,143,584

During the three months ended March 31, 2014, a total of 261,688 warrants were exercised on a for cash and cashless basis consisting of 128,166 Series O, 127,272 Series R, and 6,250 Series L warrants. A total of 260,111 shares of common stock were issued in connection with the 2014 warrant exercises.

Equity Based Compensation

Under the Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue 4,500,000 shares of common stock. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At March 31, 2014, options to purchase 2,324,090 shares and 715,050 restricted share units were issued and outstanding under the EIP Plan and 864,749 shares were available for grant.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014 and 2013, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.78%	1.27%
Volatility factor	63.2%	69.9%
Dividend yield	0%	0%
Expected option life (years)	5.89	6.25

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

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2014 is as follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2014	1,814,233	$7.67
Granted	551,735	$13.34
Forfeited	(3,150)	$11.64
Exercised	(38,428)	$9.30
Expired	(300)	$11.97

Outstanding – March 31, 2014	2,324,090	$8.99

Expected to vest – March 31, 2014	2,300,849	$8.99

Exercisable at March 31, 2014	1,597,603	$7.40

During 2014, the Company granted 432,735 service based options and 119,000 performance based options to Company employees and consultants. The weighted average fair value per share of options granted during the three months ended March 31, 2014 was $7.68.

During the three months ended March 31, 2014, 38,428 stock options were exercised on a for cash and cashless basis. A total of 16,044 shares of common stock were issued in connection with the 2014 stock option exercises. The intrinsic value of options exercised in 2014 was $147,567.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2014 and 2013, stock option compensation expense was recorded as follows:

	Three Months Ended March 31,
	2014	2013
Cost of sales	$85,177	$54,707
Selling, general and administrative expenses	1,212,821	508,606
Research and development	20,786	57,760

Total stock option compensation expense	$1,318,784	$621,073

As of March 31, 2014, there was $3,876,247 of unrecognized compensation cost related to nonvested service based awards and $747,753 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 2.45 years and 0.75 years for the service and performance based awards, respectively.

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

The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value
Unvested–January 1,2014	720,550	$9.03

Granted	35,600	13.39
Vested	(36,100)	13.20
Forfeited	(5,000)	10.74

Unvested–March31,2014	715,050	$9.03

In connection with the vesting of restricted share unit awards during the three months ended March 31, 2014, 9,307 common stock shares with a fair value of $121,618 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended March 31, 2014 and 2013, restricted share unit compensation expense was $674,916 and $531,596 respectively, and included in selling, general and administrative expense.

As of March 31, 2014, there was $4,472,238 of unrecognized compensation cost related to unvested restricted share units. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 1.54 years.

In consideration of prior service, the Company accelerated the vesting of any unvested stock options and the restricted share units scheduled to vest in 2014 of a retiring director and extended the date to exercise vested stock options to 24 months (versus 90 days) from the date of retirement. An additional $48,536 of stock based compensation expense was recognized during the three months ended March 31, 2014 and included in selling, general and administrative expense in connection with the retirement. For the three months ended March 31, 2013, the Company recognized an additional $337,422 of stock based compensation expense associated with a director’s retirement and a former director’s consulting expenses which were included in selling, general and administrative expense.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance

At March 31, 2014, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred stock (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock (series A – B)	49,782
Common stock options outstanding	2,324,090
Common stock warrants outstanding	2,143,584
Restricted share units outstanding	715,050
Common stock equivalents available for grant	864,749

Total common stock shares reserved	6,170,587

6.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of March 31, 2014 was as follows:

	Foreign Currency Translation Adjustments	Unrealized Loss on Equity Securities	Total
Balance at January 1, 2014	$1,218,008	$(137,860)	$1,080,148

Current period - other comprehensive loss	(202,612)	(376,675)	(579,287)

Balance at March 31, 2014	$1,015,396	$(514,535)	$500,861

7.	Operating Segments

The Company operates in three segments: advanced wound care, traditional wound care and pharmaceutical wound care products. They are managed separately as each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated dressings, devices and skin substitutes designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity related dressings, ointments, gauze bandages, adhesive bandages, wound closure strips, catheter fasteners and skin care products. Pharmaceutical wound care products consist of DSC127 and other various drug formulations including, a novel, first in class angiotensin peptide for the treatment of a variety of dermal applications.

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

Operating segment sales, gross profit, segment contribution and other related information for 2014 and 2013 were as follows:

Three Months Ended March 31, 2014
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$8,352,062	$11,434,972	$-	$-	$19,787,034
Gross profit	3,926,975	2,985,350	-	-	6,912,325
Direct expense	(7,645,934)	(1,308,169)	(4,179,167)	-	(13,133,270)
Segment contribution	$(3,718,959)	$1,677,181	$(4,179,167)	-	(6,220,945)
Indirect expenses				$(4,049,070)	(4,049,070)

Net loss					$(10,270,015)

Three Months Ended March 31, 2013
Net sales	$7,488,381	$11,301,365	$-	$-	$18,789,746
Gross profit	3,629,141	3,075,324	-	-	6,704,465
Direct expense	(5,223,589)	(1,202,968)	(3,016,092)	-	(9,442,649)
Segment contribution	$(1,594,448)	$1,872,356	$(3,016,092)	-	(2,738,184)
Indirect expenses				$(3,506,594)	(3,506,594)

Net loss					$(6,244,778)

The following table presents net sales by geographic region.

	Three Months Ended March 31,
	2014	2013
United States	74%	75%
Canada	16%	16%
Other	10%	9%

For the three months ended March 31, 2014 and 2013, the Company had a major Canadian customer comprising 16% and 15%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at March 31, 2014.

8.	Income Taxes

The following table summarizes the income tax expense and effective tax rate for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Current tax expense (benefit)	$(7,145)	$(18,021)
Deferred tax (benefit) expense	(4,418)	32,209

Income tax (benefit) expense	$(11,563)	$14,188
Effective tax rate	0.1%	(0.2)%

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014, the Company recognized an $11,563 income tax benefit consisting of a foreign income tax benefit of $19,497 reduced by a $7,934 U.S. income tax expense. The U.S. income tax expense consists of a deferred tax expense due to differences in financial reporting and tax treatment of goodwill net of amortization for financial reporting but not tax purposes of acquired MedEfficiency identified intangible assets.

9.	Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of Derma Sciences, Inc. and its subsidiaries (“we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates, current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this Report entitled “Risk Factors,” as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 (the “2013 Form 10-K”) and other filings with the Securities and Exchange Commission (the “Commission”). Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Overview

Operating Results of Three Months Ended March 31, 2014 and 2013

The following table highlights the operating results of the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Variance
	2014	2013
Gross sales	$22,229,565	$21,042,575	$1,186,990	5.6%
Sales adjustments	(2,442,531)	(2,252,829)	(189,702)	8.4%
Net sales	19,787,034	18,789,746	997,288	5.3%
Cost of sales	12,874,709	12,085,281	789,428	6.5%
Gross profit	6,912,325	6,704,465	207,860	3.1%

Selling, general and administrative expense	13,049,555	9,853,085	3,196,470	32.4%
Research and development expense	4,183,599	2,993,166	1,190,433	39.8%
Other (income) expense, net	(39,251)	88,804	(128,055)	*
Total expenses	17,193,903	12,935,055	4,258,848	32.9%
Loss before income taxes	(10,281,578)	(6,230,590)	(4,050,988)	65.0%
Income tax (benefit) provision	(11,563)	14,188	(25,751)	*
Net loss	$(10,270,015)	$(6,244,778)	$(4,025,237)	64.5%

 * – not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended March 31,
	2014	2013
Gross sales	$22,229,565	$21,042,575
Trade rebates	(1,720,584)	(1,539,732)
Distributor fees	(287,987)	(264,865)
Sales incentives	(174,445)	(213,867)
Returns and allowances	(106,275)	(81,849)
Cash discounts	(153,240)	(152,516)
Total adjustments	(2,442,531)	(2,252,829)
Net sales	$19,787,034	$18,789,746

Trade rebates increased in 2014 versus 2013 principally due to higher sales in Canada, and an increase in the rebate percentage due to a change in product mix towards higher rebated products. The increase in distributor fees is commensurate with the increase in Canadian sales upon which the fees are based. The decrease in sales incentives reflected lower sales subject to incentives.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Beginning balance – January 1	$1,746,993	$2,466,091
Rebates paid	(1,650,756)	(1,648,657)
Rebates accrued	1,720,584	1,539,732
Ending balance – March 31	$1,816,821	$2,357,166

The $69,828 increase in the trade rebate reserve balance at March 31, 2014 from December 31, 2013 principally reflected an increase in sales subject to rebate in Canada and the timing of rebate payments. There was no other significant change in the nature of our business as of March 31, 2014 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended March 31, 2014 versus 2013:

	Three Months Ended March 31,		Variance
	2014	2013
Net Sales	$19,787,034	$18,789,746	$997,288	5.3%
Cost of sales	12,874,709	12,085,281	789,428	6.5%
Gross Profit	$6,912,325	$6,704,465	$207,860	3.1%
Gross Profit %	34.9%	35.7%

Net sales increased $997,288, or 5.3% (6.4% adjusted for exchange) in 2014 versus 2013. Advanced wound care sales increased $863,681, or 11.5%, to $8,352,062 in 2014 from $7,488,381 in 2013. Traditional wound care sales increased $133,607, or 1.2%, to $11,434,972 in 2014 from $11,301,365 in 2013.

Sales from U.S. operating entities increased $432,470, or 2.8%, to $15,689,859 in 2014 from $15,257,389 in 2013. The increase was driven by higher advanced wound care sales of $585,274, or 8.8%, partially offset by lower traditional wound care sales of $152,804, or 1.8%. The U.S. advanced wound care sales increase was led by Total Contact Casting (“TCC”), Medihoney, and Xtrasorb. The traditional wound care sales decrease was driven by lower private label and first aid division sales. Sales from the Canadian subsidiary increased $247,591, or 8.7% (17.3% adjusted for exchange), to $3,100,106 in 2014 from $2,852,515 in 2013. This increase was driven by an increase in sales to our exclusive distributor of $492,241 to support an increase in its inventory partially offset by unfavorable foreign exchange of $244,650. Sales from the international operating subsidiary increased $317,227, or 46.7% (39.9% adjusted for exchange), to $997,069 in 2014 from $679,842 in 2013. The increase was driven by higher advanced wound care sales.

Gross profit increased $207,860, or 3.1%, in 2014 versus 2013. Advanced wound care gross profit increased $297,834, or 8.2%, to $3,926,975 in 2014 from $3,629,141 in 2013. Traditional wound care gross profit decreased $89,974, or 2.9%, to $2,985,350 in 2014 from $3,075,324 in 2013. The overall gross profit margin percentage decreased to 34.9% in 2014 from 35.7% in 2013. The increase in gross profit dollars reflected higher overall sales, coupled with the increase in sales of higher margin products. The lower gross margin percentage principally reflected higher manufacturing costs, partially offset by a favorable sales mix towards higher margined products.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2014 versus 2013:

	Three Months Ended March 31,		Variance
	2014	2013
Distribution	$633,429	$549,938	$83,491	15.2%
Marketing	1,975,210	1,238,426	736,784	59.5%
Sales	6,147,283	4,417,290	1,729,993	39.2%
General and administrative	4,293,633	3,647,431	646,202	17.7%
Total	$13,049,555	$9,853,085	$3,196,470	32.4%

Selling, general and administrative expenses increased $3,196,470, or 32.4% (33.2% adjusted for exchange) in 2014 versus 2013.

Distribution expense increased $83,491, or 15.2% (16.8% adjusted for exchange), in 2014 versus 2013. The increase reflected higher operating costs in support of our growing base of sales.

Marketing expense increased $736,784, or 59.5% (59.6% adjusted for exchange), in 2014 versus 2013. The increase was attributable to higher compensation expense associated with the addition of five marketing, two clinical and one product development positions added in 2013 and 2014 coupled with higher promotional and product development costs principally in support of our advanced wound care growth initiatives.

Sales expense increased $1,729,993, or 39.2%, in 2014 versus 2013. The increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel and recruiting expenses to support the expansion of the advanced wound care sales force in the U.S. and Canada along with the incremental investment of an international sales management position to support our international growth, and administrative fees associated with group purchasing and sales data collection programs.

General and administrative expenses increased $646,202, or 17.7% (19.4% adjusted for exchange), in 2014 versus 2013. This increase reflected the addition of three new positions in 2013 and 2014 to support our growth, along with higher professional service costs, operating costs to support our headquarter expansion, information technology costs associated with an information systems integration project, and higher insurance expense, partially offset by a reduction in director retirement costs recognized in 2013 and 2014.

Research and Development Expense

Research and development expense increased $1,190,433 to $4,183,599 in 2014 from $2,993,166 in 2013. The increase reflected the ongoing DSC127 Phase 3 related expenses.

Other (Income) Expense, net

Other (income) expense increased $128,055 to income of $39,251 in 2014 from an expense of $88,804 in 2013 due principally to changes in foreign currency exchange.

Income Tax (Benefit) Provision

Income tax expense changed $25,751 to a benefit of $11,563 in 2014 from a provision of $14,188 in 2013.

Net Loss

We generated a net loss of $10,270,015, or $0.46 per share (basic and diluted) in 2014, compared to a net loss of $6,244,778, or $0.38 per share (basic and diluted), in 2013.

Liquidity and Capital Resources

Cash Flow and Working Capital

At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $57,147,565 and $6,501,586, respectively. The $50,645,979 increase in cash and cash equivalents reflected net cash provided by financing activities of $82,580,492 and the exchange rate effect on cash which increased cash by $91,745 offset by cash used in operating activities of $11,659,720 and investing activities of $20,366,538.

Net cash provided by financing activities of $82,580,492 includes net proceeds of $80,616,032 from the sale of common stock and $2,086,078 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock compensation of $121,618 in connection with net share settlements.

Net cash used in operating activities of $11,659,720 resulted from $7,241,032 cash used in operations (net loss plus non-cash items) together with $4,418,688 cash used in the change in operating assets and liabilities. Higher research and development expense associated with growing Phase 3 costs and the impact of advanced wound care sales and marketing growth related expenses preceding revenue growth were the main contributors of the cash used in operations. Higher inventory, prepaid expenses and other current assets, accounts receivable, and lower accrued expenses partially offset by higher accounts payable were the main drivers behind the net cash used in the change in operating assets and liabilities.

Net cash used in investing activities of $20,366,538 includes cash used for the net purchase of investments of $18,766,000, $1,250,000 for the payment of the initial BioDLogics, LLC (“BioD”) license fee and $350,538 for capital expenditures. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Working capital increased $74,545,947 at March 31, 2014 to $114,585,949 from $40,040,002 at December 31, 2013. This increase principally reflected the net cash inflow from the sale of common stock. Management believes that it has sufficient working capital on-hand to support our existing operations for at least the next twelve months.

Prospective Assessment

Our strategic objective is to build the Company by both continuing to progress DSC127, with an initial indication for the treatment of diabetic foot ulcers, as well as in-licensing, acquiring, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth, and additional development programs on new indications for DSC127. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, the sale of licensing rights to DSC127, jointly developing products with third parties and/or selling a portion of our existing business.

The launch of a number of advanced wound product line extensions in recent years, the acquisition of the MedEfficiency line of TCC products in April 2012 and the licensing of the BioD human placental products in January 2014 bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad. We continue to work on our pipeline and have identified several new products and product line extensions that are capable of contributing to future sales growth.

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. In January 2014, we hired a Vice President of Marketing to direct our marketing programs in the U.S. and throughout the rest of the world. Also, in 2014, we added 16 additional sales representatives and product specialists for a total of 57 to the sales management team already in place in the U.S. and one additional sales representative in Canada. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. In April 2013, we hired a Vice President of International Sales to manage the Asia Pacific and Latin American international markets. We have an established presence in Europe through a direct sales organization in the U.K. and through distributors in a number of other countries, as well as a presence in Australia, New Zealand, South Korea, and various countries throughout Latin America and the Middle East through distributors. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of DSC127 is estimated to be three years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. FDA), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. Our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials during the first quarter of 2013 we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the clinical research organization managing the trials and others to ensure the trials are progressing as planned. At this time, we are working towards completion of the last trial by the end of 2015. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $55 to $60 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of diabetic foot ulcers, we have initiated pre-clinical activities for scar prevention, and anticipate having initial data in the second half of 2014 to help determine whether or not to progress towards an Investigational New Drug application.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the cash on hand as of March 31, 2014, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the 2013 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We have investments in certificates of deposit with maturities of up to one year. It is our intention to hold these investments to maturity and therefore we have no exposure to fluctuations in interest rates.

Equity Investment Risk

We presently have a long term investment in a foreign public company, with whom we have a business relationship, that is subject to foreign market and exchange risk. This investment is classified as an available-for-sale investment carried at fair value,with the resulting unrealized gains and/or losses included in accumulated other comprehensive income in our Consolidated Balance Sheet. We presently do not foresee the need or the desire to liquidate this investment.

Foreign Exchange Risk

In 2014, we generated approximately 74 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has their own functional currencies. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Exchange gains and losses are recognized as incurred in our Consolidated Statement of Comprehensive Loss, which historically have not been material. Fluctuations in exchange rates affect our results of operations, financial position and cash flows. We currently do not hedge our exposure to fluctuations in exchange rates.

Commodity Price Risk

A significant portion of our business is exposed to the price of cotton and directly and indirectly to the price of oil. Fluctuations in the price of these commodities affect our results of operations, financial position and cash flows. We monitor our commodity price risk on an ongoing basis. Steps have been, and will continue to be, taken to manage the adverse impact of price increases on our business relative to the market. We currently do not hedge commodity price risk.

At present, we do not believe our operations are subject to significant market risks for interest rates, equity investment, foreign currency exchange, commodity prices or other relevant market price risks of a material nature.

Item 4.    Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms, and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended March 31, 2014, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2013 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $10,270,015 in the three months ended March 31, 2014 (unaudited), $23,964,053 for the year ended December 31, 2013, and additional losses in previous years. At March 31, 2014, we had an accumulated deficit of $74,440,826. We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of March 31, 2014, up to 5,305,838 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 25,151,416 shares of common stock outstanding as of March 31, 2014.

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

In the course of our preclinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical contract research organizations (“CROs”), and manufacturers, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, (“GCP”s), for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our GCPs, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2009 through 2013 and the first three months of 2014 are set forth in the table below:

Derma Sciences, Inc.

Trading Range – Common Stock

Year	Low	High

2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014*	$10.71	$15.51

(*) January 1 through March 31.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2014, the Company issued (i) 127,272 shares of common stock upon the exercise of series R warrants, (ii) 6,250 shares of common stock upon the exercise of Series L warrants and (iii) 1,397 shares of common stock in connection with the preferred stock ratio adjustments. For the issuance of common stock upon exercise of the Series L warrants, the Company relied on the exemption from federal registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). For the issuance of common stock upon exercise of the Series R warrants and the issuance of common stock in connection with the preferred stock ratio adjustments, the Company relied on the exemption from federal registration under 4(2) of the Securities Act. The Company received proceeds of $1,259,993 upon the exercise of the Series R warrants. The Company received no proceeds upon the cashless exercise of the Series L warrants or the issuance of the shares of common stock in connection with the preferred stock ratio adjustments. There have been no other unregistered sales of securities during the period covered by this Report.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: May 7, 2014	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

