Form 10-Q
period 2014-06-30
DERMA SCIENCES, INC.
filed 2014-08-06
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: August 5, 2014	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 25,248,398

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$57,089,886	$6,501,586
Short-term investments	31,493,000	15,478,000
Accounts receivable, net	7,860,975	7,332,756
Inventories	17,599,680	16,472,640
Prepaid expenses and other current assets	3,065,618	3,746,753
Total current assets	117,109,159	49,531,735
Long-term investments	7,565,683	7,858,140
Equipment and improvements, net	3,231,956	2,953,469
Identifiable intangible assets, net	14,534,750	14,635,998
Goodwill	13,457,693	13,457,693
Other assets	147,310	139,318
Total Assets	$156,046,551	$88,576,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,625,433	$4,522,508
Accrued expenses and other current liabilities	4,493,913	4,969,225
Total current liabilities	9,119,346	9,491,733
Long-term liabilities	232,977	242,325
Deferred tax liability	1,735,859	1,694,147
Total Liabilities	11,088,182	11,428,205

Contingencies (note 9)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at June 30, 2014 and December 31, 2013 (liquidation preference of $3,222,368 at June 30, 2014)	733	733
Common stock, $.01 par value; shares authorized 50,000,000; issued and outstanding 25,236,582 at June 30, 2014 and 17,347,071 at December 31, 2013	252,366	173,471
Additional paid-in capital	226,351,602	140,064,607
Accumulated other comprehensive income	1,481,296	1,080,148
Accumulated deficit	(83,127,628)	(64,170,811)
Total Stockholders’ Equity	144,958,369	77,148,148
Total Liabilities and Stockholders’ Equity	$156,046,551	$88,576,353

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,
	2014	2013
Net Sales	$20,916,225	$18,148,061
Cost of sales	13,071,408	11,473,900
Gross Profit	7,844,817	6,674,161
Operating Expenses
Selling, general and administrative	12,631,590	10,823,370
Research and development	4,365,267	3,242,599
Total operating expenses	16,996,857	14,065,969
Operating loss	(9,152,040)	(7,391,808)
Other income, net	(233,050)	(16,733)
Loss before income taxes	(8,918,990)	(7,375,075)
Income tax benefit	(232,188)	(30,402)
Net Loss	(8,686,802)	(7,344,673)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	117,750	(169,419)
Unrealized gain on equity securities, net of taxes	862,685	—
Total other comprehensive income (loss)	980,435	(169,419)
Comprehensive Loss	$(7,706,367)	$(7,514,092)
Net loss per common share – basic and diluted	$(0.34)	$(0.43)
Shares used in computing net loss per common share – basic and diluted	25,199,805	17,068,854

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Six Months Ended June 30,
	2014	2013
Net Sales	$40,703,258	$36,937,807
Cost of sales	25,946,117	23,559,181
Gross Profit	14,757,141	13,378,626
Operating Expenses
Selling, general and administrative	25,681,143	20,676,455
Research and development	8,548,868	6,235,765
Total operating expenses	34,230,011	26,912,220
Operating loss	(19,472,870)	(13,533,594)
Other (income) expense, net	(272,300)	72,072
Loss before income taxes	(19,200,570)	(13,605,666)
Income tax benefit	(243,753)	(16,214)
Net Loss	(18,956,817)	(13,589,452)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(84,862)	(219,100)
Unrealized gain on equity securities, net of taxes	486,010	—
Total other comprehensive income (loss)	401,148	(219,100)
Comprehensive Loss	$(18,555,669)	$(13,808,552)
Net loss per common share – basic and diluted	$(0.79)	$(0.81)
Shares used in computing net loss per common share – basic and diluted	23,889,487	16,832,578

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(18,956,817)	$(13,589,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment and improvements	450,734	467,400
Amortization of identifiable intangible assets	1,480,998	1,447,327
Provision for bad debts	9,942	14,000
Allowance for sales adjustments	(5,642)	(16,805)
Provision for inventory obsolescence	65,069	73,781
Deferred rent	(10,142)	16,945
Stock-based compensation	3,495,944	2,806,137
Deferred income taxes	(219,514)	74,639
Changes in operating assets and liabilities:
Accounts receivable	(521,797)	(349,151)
Inventories	(1,333,931)	(732,687)
Prepaid expenses and other current assets	785,061	83,236
Other assets	25,541	(431)
Accounts payable	89,676	871,362
Accrued expenses and other current liabilities	(424,585)	30,839
Net cash used in operating activities	(15,069,463)	(8,802,860)
Investing Activities
Purchase of investments	(35,000,000)	(16,475,000)
Proceeds from sale of investments	19,981,000	2,737,000
Purchase of equipment and improvements	(733,436)	(282,574)
Purchase of intangible assets	(1,250,000)	(100,000)
Net cash used in investing activities	(17,002,436)	(14,120,574)
Financing Activities
Proceeds from the sale of common stock, net of costs	80,616,032	—
Proceeds from exercise of stock options and warrants, net of costs	2,245,782	2,750,549
Payment of withholding taxes related to employee stock compensation	(121,618)	(76,446)
Net cash provided by financing activities	82,740,196	2,674,103
Effect of exchange rate changes on cash	(79,997)	35,277
Net increase (decrease) in cash and cash equivalents	50,588,300	(20,214,054)
Cash and cash equivalents
Beginning of period	6,501,586	41,616,657
End of period	$57,089,886	$21,402,603
Supplemental disclosures of cash flow information:

Issuance of a warrant in connection with a licensing agreement	$129,750	$-

Cash paid during the year for:
Interest	$5,442	$717

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Information included in the consolidated balance sheet as of December 31, 2013 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2014 and 2013 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three and Six Months Ended June 30,
	2014	2013
Excluded dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	49,782	73,566
Restricted share units	744,850	802,800
Stock options	2,324,554	1,853,805
Warrants	2,143,584	2,305,593
Total dilutive shares	5,336,102	5,109,096

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other income. The investment is classified as a long term asset. As of June 30, 2014, the fair value of the Comvita common stock was $7,565,683 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative increase in fair value from cost of $565,683, net of taxes of $217,533, has been recorded in accumulated other comprehensive income.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Cash and cash equivalents and investments at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

Cash	$6,775,752	$5,265,903
Money market mutual funds	50,314,134	1,235,683

Cash and cash equivalents	57,089,886	6,501,586

Investments in debt securities	31,493,000	16,474,000
Investment in equity securities	7,565,683	6,862,140

Total investments	39,058,683	23,336,140

Total cash and cash equivalents and investments	$96,148,569	$29,837,726

The following table provides fair value information as of June 30, 2014:

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$57,089,886	$57,089,886	$-	$-

Investments in debt securities	31,493,000	31,489,965	-	-
Investment in equity securities	7,565,683	7,565,683	-	-

Total investments	39,058,683	39,055,648	-	-

Total	$96,148,569	$96,145,534	$-	$-

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

3.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	June 30, 2014	December 31, 2013

Finished goods	$12,380,839	$11,044,746
Work in process	667,773	1,009,315
Packaging materials	1,369,982	1,408,521
Raw materials	3,181,086	3,010,058
Total inventory	$17,599,680	$16,472,640

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

4.	BioDLogics, LLC License Agreement

On January 14, 2014, the Company entered into a license, market development and commercialization agreement (the “Agreement”) with BioDLogics, LLC (“BioD”) relating to BioD’s human placental based products (the “Licensed Products”) and intellectual property related thereto.

Under the Agreement, BioD granted to the Company an exclusive, perpetual, royalty-bearing license to use, offer for sale and sell, the Licensed Products in North America (the “Territory”), including the rights to sublicense solely as provided in the Agreement, for a broad range of dermal applications (the “Field”). During the term of the Agreement, the Company will be responsible for the sale and marketing of the Licensed Products in the Field throughout the Territory. As part of its commercialization efforts, the Company is required to fund clinical studies up to $2,000,000 in support of the Field pursuant to the Agreement.

The Company paid BioD an initial license fee of $1,250,000 and granted BioD a warrant to purchase 100,000 shares of the Company’s common stock. One quarter (25%) of the warrant was exercisable immediately at a price of $11.81, while the remaining 75% of the warrant becomes exercisable, if at all, upon the achievement of certain milestones. The warrant expires five years from the date of issuance in January 2019 (note 5). The warrant has been valued at $129,750 using the Black-Scholes option pricing model. Total consideration paid to BioD of $1,379,750 has been recorded as an intangible asset and is being amortized to cost of sales over an estimated useful life of seven years. In addition to the initial license fee and warrant, royalties are payable to BioD based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid-single digits. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

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

Preferred Stock

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that impact the preferred stock conversion ratios. As of June 30, 2014, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price. In the six months ended June 30, 2014, the Company issued 1,397 common shares to prior preferred stock holders based on the adjustment of the conversion ratios.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

On May 20, 2014, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock from 35,000,000 to 50,000,000. On June 6, 2014, the Company amended its Certificate of Incorporation to reflect the increase in the number of authorized shares of common stock. During the six months ended June 30, 2014, the Company issued 7,889,511 shares of common stock consisting of: 7,500,000 shares in connection with the January 29, 2014 equity offering, 325,621 shares upon the exercise of stock purchase warrants and options for which the Company received $2,245,782; 62,493 shares in connection with the vesting of 71,800 restricted share units, and 1,397 shares in connection with preferred stock conversion ratio adjustments.

Stock Purchase Warrants

At June 30, 2014, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

N	100,000	$6.25	February 22, 2015
O	102,734	$5.50	February 22, 2015
P	2,187	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,705,330	$9.90	June 22, 2016
S	100,000	$11.81	January 14, 2019
Total	2,143,584

During the six months ended June 30, 2014, a total of 261,688 warrants were exercised on a for cash and cashless basis consisting of 128,166 Series O, 127,272 Series R, and 6,250 Series L warrants. A total of 260,111 shares of common stock were issued in connection with the 2014 warrant exercises.

Equity Based Compensation

Under the Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue shares of common stock. On May 20, 2014, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock the Company can issue from 4,500,000 to 6,000,000. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At June 30, 2014, options to purchase 2,324,554 shares and 744,850 restricted share units were issued and outstanding under the EIP Plan and 2,235,035 shares were available for grant.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2014 and 2013, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.97%	1.16%	1.79%	1.22%
Volatility factor	61.9%	70.2%	63.2%	70.0%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	5.89	6.25

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

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2014 is as follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2014	1,814,233	$7.67
Granted	628,661	$13.04
Forfeited	(12,662)	$12.13
Exercised	(102,178)	$6.95
Expired	(3,500)	$12.28
Outstanding – June 30, 2014	2,324,554	$9.12

Expected to vest – June 30, 2014	2,301,308	$9.12

Exercisable at June 30, 2014	1,557,590	$7.53

During 2014, the Company granted 443,335 service based options and 185,326 performance based options to Company employees and consultants. The weighted average fair value per share of options granted during the six months ended June 30, 2014 was $7.64.

During the six months ended June 30, 2014, 102,178 stock options were exercised on a for cash and cashless basis. A total of 65,510 shares of common stock were issued in connection with the 2014 stock option exercises. The intrinsic value of options exercised in 2014 was $467,604.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2014 and 2013, stock option compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$32,870	$13,636	$118,046	$68,343
Selling, general and administrative expenses	623,336	627,186	1,836,158	1,135,792
Research and development	82,385	13,895	103,171	71,655
Total stock option compensation expense	$738,591	$654,717	$2,057,375	$1,275,790

As of June 30, 2014, there was $3,429,722 of unrecognized compensation cost related to nonvested service based awards and $498,503 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 2.20 years and 0.50 years for the service and performance based awards, respectively.

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

The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value

Unvested–January 1, 2014	720,550	$9.03
Granted	101,100	10.05
Vested	(71,800)	13.48
Forfeited	(5,000)	10.74
Unvested–June 30, 2014	744,850	$8.82

In connection with the vesting of restricted share unit awards during the six months ended June 30, 2014, 9,307 common stock shares with a fair value of $121,618 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended June 30, 2014 and 2013, restricted share unit compensation expense was $715,117 and $661,329, and for the six months ended June 30, 2014 and 2013, restricted share unit compensation expense was $1,390,033 and $1,192,925, respectively, and included in selling, general and administrative expense.

As of June 30, 2014, there was $4,237,494 of unrecognized compensation cost related to unvested restricted share units. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 1.32 years.

In consideration of prior service, the Company accelerated the vesting of any unvested stock options and the restricted share units scheduled to vest in 2014 of a retiring director and extended the date to exercise vested stock options to 24 months (versus 90 days) from the date of retirement. An additional $48,536 of stock based compensation expense was recognized during the six months ended June 30, 2014 and included in selling, general and administrative expense in connection with the retirement. For the six months ended June 30, 2013, the Company recognized an additional $337,422 of stock based compensation expense associated with a director’s retirement and a former director’s consulting expenses which were included in selling, general and administrative expense.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance

At June 30, 2014, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred stock (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock (series A – B)	49,782
Common stock options outstanding	2,324,554
Common stock warrants outstanding	2,143,584
Restricted share units outstanding	744,850
Common stock equivalents available for grant	2,235,035
Total common stock shares reserved	7,571,137

6.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of June 30, 2014 was as follows:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Equity Securities, Net of Taxes	Total

Balance at January 1, 2014	$1,218,008	$(137,860)	$1,080,148
Current period - other comprehensive (loss) gain	(84,862)	486,010	401,148
Balance at June 30, 2014	$1,133,146	$348,150	$1,481,296

7.	Operating Segments

The Company operates in three segments: advanced wound care, traditional wound care and pharmaceutical wound care products. They are managed separately as each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated dressings, devices and skin substitutes designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity related dressings, ointments, gauze bandages, adhesive bandages, wound closure strips, catheter fasteners and skin care products. Pharmaceutical wound care products consist of DSC127, a novel, first in class angiotensin peptide for the treatment of a variety of dermal applications.

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

Operating segment sales, gross profit, segment contribution and other related information for 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$8,812,685	$12,103,540	$-	$-	$20,916,225
Gross profit	4,446,075	3,398,742	-	-	7,844,817
Direct expense	(7,663,928)	(1,362,889)	(4,361,559)	-	(13,388,376)
Segment contribution	$(3,217,853)	$2,035,853	$(4,361,559)	-	(5,543,559)
Indirect expenses				$(3,143,243)	(3,143,243)

Net loss					$(8,686,802)

	Three Months Ended June 30, 2013

Net sales	$7,910,616	$10,237,445	$-	$-	$18,148,061
Gross profit	3,938,156	2,736,005	-	-	6,674,161
Direct expense	(5,200,282)	(1,284,977)	(3,269,670)	-	(9,754,929)
Segment contribution	$(1,262,126)	$1,451,028	$(3,269,670)	-	(3,080,768)
Indirect expenses				$(4,263,905)	(4,263,905)

Net loss					$(7,344,673)

	Six Months Ended June 30, 2014
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$17,164,748	$23,538,510	$-	$-	$40,703,258
Gross profit	8,373,050	6,384,091	-	-	14,757,141
Direct expense	(15,309,862)	(2,671,058)	(8,540,726)	-	(26,521,646)
Segment contribution	$(6,936,812)	$3,713,033	$(8,540,726)	-	(11,764,505)
Indirect expenses				$(7,192,312)	(7,192,312)

Net loss					$(18,956,817)

	Six Months Ended June 30, 2013

Net sales	$15,398,998	$21,538,809	$-	$-	$36,937,807
Gross profit	7,567,297	5,811,329	-	-	13,378,626
Direct expense	(10,423,871)	(2,487,944)	(6,285,762)	-	(19,197,577)
Segment contribution	$(2,856,574)	$3,323,385	$(6,285,762)	-	(5,818,951)
Indirect expenses				$(7,770,501)	(7,770,501)

Net loss					$(13,589,452)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents net sales by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	75%	80%	74%	79%
Canada	16%	11%	16%	13%
Other	9%	9%	10%	8%

For the six months ended June 30, 2014 and 2013, the Company had a major Canadian customer comprising 16% and 13%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at June 30, 2014.

8.	Income Taxes

The following table summarizes the income tax expense and effective tax rate for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013

Current tax benefit	$(17,093)	$(72,832)
Deferred tax (benefit) expense	(215,095)	42,430
Income tax benefit	$(232,188)	$(30,402)
Effective tax rate	2.6%	0.4%

	Six Months Ended June 30,
	2014	2013

Current tax benefit	$(24,239)	$(90,853)
Deferred tax (benefit) expense	(219,514)	74,639
Income tax benefit	$(243,753)	$(16,214)
Effective tax rate	1.3%	0.1%

The income tax benefit for the three and six months ended June 30, 2014 consisted of a U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income and a tax benefit from foreign operations. In addition, the U.S. income tax benefit for the three and six months ended June 30, 2014 was reduced by the tax effect of differences in financial reporting and tax treatment of goodwill, net of amortization for financial reporting but not for tax purposes of acquired MedEfficiency identified intangible assets.

The income tax benefit for the three and six months ended June 30, 2013 consisted of a U.S. deferred income tax expense and foreign tax benefit. The U.S. income tax expense for the three and six months ended June 30, 2013 related to tax differences in financial reporting and tax treatment of goodwill, net of amortization for financial reporting but not for tax purposes of acquired MedEfficiency identified intangible assets.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Overview

Operating Results of Three Months Ended June 30, 2014 and 2013

The following table highlights the operating results of the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Variance
	2014	2013
Gross sales	$23,579,807	$19,983,956	$3,595,851	18.0%
Sales adjustments	(2,663,582)	(1,835,895)	(827,687)	45.1%
Net sales	20,916,225	18,148,061	2,768,164	15.3%
Cost of sales	13,071,408	11,473,900	1,597,508	13.9%
Gross profit	7,844,817	6,674,161	1,170,656	17.5%

Selling, general and administrative expense	12,631,590	10,823,370	1,808,220	16.7%
Research and development expense	4,365,267	3,242,599	1,122,668	34.6%
Other income, net	(233,050)	(16,733)	(216,317)	*
Total expenses	16,763,807	14,049,236	2,714,571	19.3%

Loss before income taxes	(8,918,990)	(7,375,075)	(1,543,915)	20.9%
Income tax benefit	(232,188)	(30,402)	(201,786)	*
Net loss	$(8,686,802)	$(7,344,673)	$(1,342,129)	18.3%

* – not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended June 30,
	2014	2013
Gross sales	$23,579,807	$19,983,956
Trade rebates	(1,875,437)	(1,159,703)
Distributor fees	(306,148)	(172,732)
Sales incentives	(215,927)	(270,217)
Returns and allowances	(104,494)	(71,272)
Cash discounts	(161,576)	(161,971)
Total adjustments	(2,663,582)	(1,835,895)
Net sales	$20,916,225	$18,148,061

Trade rebates increased in 2014 versus 2013 principally due to higher sales in Canada, and an increase in the rebate percentage due to a change in product mix towards higher rebated products. The increase in distributor fees was commensurate with the increase in Canadian sales upon which the fees are based. The decrease in sales incentives reflected lower sales subject to incentives.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
Beginning balance – April 1	$1,816,821	$2,357,166
Rebates paid	(1,602,983)	(1,722,313)
Rebates accrued	1,875,437	1,159,703
Ending balance – June 30	$2,089,275	$1,794,556

The $272,454 increase in the trade rebate reserve balance at June 30, 2014 from April 1, 2014 principally reflected an increase in sales subject to rebate in Canada and the timing of rebate payments. There was no other significant change in the nature of our business during the quarter ended June 30, 2014 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended June 30, 2014 versus 2013:

	Three Months Ended June 30,		Variance
	2014	2013
Net Sales	$20,916,225	$18,148,061	$2,768,164	15.3%
Cost of Sales	13,071,408	11,473,900	1,597,508	13.9%
Gross Profit	$7,844,817	$6,674,161	$1,170,656	17.5%
Gross Profit %	37.5%	36.8%

Net sales increased $2,768,164, or 15.3% (15.5% adjusted for exchange) in 2014 versus 2013. Advanced wound care sales increased $902,069, or 11.4%, to $8,812,685 in 2014 from $7,910,616 in 2013. Traditional wound care sales increased $1,866,095, or 18.2%, to $12,103,540 in 2014 from $10,237,445 in 2013.

Sales from U.S. operating entities increased $939,131, or 6.0%, to $16,526,268 in 2014 from $15,587,137 in 2013. The increase was driven by higher advanced wound care sales of $459,921, or 6.5%, and traditional wound care sales of $479,210, or 5.6%. The U.S. advanced wound care sales increase was led by Medihoney and Total Contact Casting (“TCC”). The traditional wound care sales increase was driven by higher first aid division sales. Sales from the Canadian subsidiary increased $1,441,386, or 77.5% (83.6% adjusted for exchange), to $3,300,792 in 2014 from $1,859,406 in 2013. This increase was driven by an increase in sales to our exclusive distributor of $1,554,270 to support an increase in its inventory partially offset by unfavorable foreign exchange of $112,884. Sales from the international operating subsidiary increased $387,647, or 55.3% (45.7% adjusted for exchange), to $1,089,165 in 2014 from $701,518 in 2013. The increase was driven by higher advanced wound care sales.

Gross profit increased $1,170,656, or 17.5%, in 2014 versus 2013. Advanced wound care gross profit increased $507,919, or 12.9%, to $4,446,075 in 2014 from $3,938,156 in 2013. Traditional wound care gross profit increased $662,737, or 24.2%, to $3,398,742 in 2014 from $2,736,005 in 2013. The overall gross profit margin percentage increased to 37.5% in 2014 from 36.8% in 2013. The increase in gross profit dollars reflected higher overall sales, coupled with the increase in sales of higher margin products. The higher gross margin percentage principally reflected favorable sales mix towards higher margined products partially offset by higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2014 versus 2013:

	Three Months Ended June 30,		Variance
	2014	2013
Distribution	$592,010	$569,754	$22,256	3.9%
Marketing	2,327,359	1,477,734	849,625	57.5%
Sales	5,909,990	4,262,758	1,647,232	38.6%
General and administrative	3,802,231	4,513,124	(710,893)	(15.8)%
Total	$12,631,590	$10,823,370	$1,808,220	16.7%

Selling, general and administrative expenses increased $1,808,220, or 16.7% (17.0% adjusted for exchange) in 2014 versus 2013.

Distribution expense increased $22,256, or 3.9% (4.8% adjusted for exchange), in 2014 versus 2013. The increase reflected higher operating costs in support of our growing base of sales.

Marketing expense increased $849,625, or 57.5%, in 2014 versus 2013. The increase was attributable to higher compensation expense associated with the addition of five marketing, two clinical and one product development positions added in the second half of 2013 and 2014 coupled with higher travel, consulting, promotional and product development costs principally in support of our advanced wound care growth initiatives.

Sales expense increased $1,647,232, or 38.6% (38.4% adjusted for exchange), in 2014 versus 2013. The increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel and recruiting expenses to support the expansion of the advanced wound care sales force in the U.S. along with the incremental investment in a sales management position to support our international growth, samples and tradeshow expenses, and administrative fees associated with group purchasing programs.

General and administrative expenses decreased $710,893, or 15.8% (14.8% adjusted for exchange), in 2014 versus 2013. The decrease was primarily related to legal fees from litigation that were incurred in 2013 but not in 2014, partially offset by higher compensation and benefits due to the addition of new positions, and higher public relations expense.

Research and Development Expense

Research and development expense increased $1,122,668 to $4,365,267 in 2014 from $3,242,599 in 2013. The increase principally reflected the ongoing DSC127 Phase 3 related expenses, together with incremental pre-clinical DSC127 scar prevention and AWC clinical studies.

Other Income, net

Other income, net increased $216,317 to $233,050 in 2014 from $16,733 in 2013 due principally to a dividend received from Comvita of $183,258 and favorable changes in foreign currency exchange.

Income Tax Benefit

Income tax benefit increased $201,786 to $232,188 in 2014 from $30,402 in 2013 principally due to a U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income.

Net Loss

We generated a net loss of $8,686,802, or $0.34 per share (basic and diluted) in 2014, compared to a net loss of $7,344,673, or $0.43 per share (basic and diluted), in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Overview

Operating Results of Six Months Ended June 30, 2014 and 2013

The following table highlights the operating results of the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Variance
	2014	2013
Gross sales	$45,809,371	$41,026,530	$4,782,841	11.7%
Sales adjustments	(5,106,113)	(4,088,723)	(1,017,390)	24.9%
Net sales	40,703,258	36,937,807	3,765,451	10.2%
Cost of sales	25,946,117	23,559,181	2,386,936	10.1%
Gross profit	14,757,141	13,378,626	1,378,515	10.3%

Selling, general and administrative expense	25,681,143	20,676,455	5,004,688	24.2%
Research and development expense	8,548,868	6,235,765	2,313,103	37.1%
Other (income) expense, net	(272,300)	72,072	(344,372)	*
Total expenses	33,957,711	26,984,292	6,973,419	25.8%

Loss before income taxes	(19,200,570)	(13,605,666)	(5,594,904)	41.1%
Income tax benefit	(243,753)	(16,214)	(227,539)	*
Net loss	$(18,956,817)	$(13,589,452)	$(5,367,365)	39.5%

* – not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2014	2013
Gross sales	$45,809,371	$41,026,530
Trade rebates	(3,596,021)	(2,699,434)
Distributor fees	(594,135)	(437,598)
Sales incentives	(390,372)	(484,084)
Returns and allowances	(210,769)	(153,122)
Cash discounts	(314,816)	(314,485)
Total adjustments	(5,106,113)	(4,088,723)
Net sales	$40,703,258	$36,937,807

Trade rebates increased in 2014 versus 2013 principally due to higher sales in Canada, and an increase in the rebate percentage due to a change in product mix towards higher rebated products. The increase in distributor fees is commensurate with the increase in Canadian sales upon which the fees are based. The decrease in sales incentives reflected lower sales subject to incentives.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
Beginning balance – January 1	$1,746,993	$2,466,091
Rebates paid	(3,253,739)	(3,370,969)
Rebates accrued	3,596,021	2,699,434
Ending balance – June 30	$2,089,275	$1,794,556

The $342,282 increase in the trade rebate reserve balance at June 30, 2014 from January 1, 2014 principally reflected an increase in sales subject to rebate in Canada and the timing of rebate payments. There was no other significant change in the nature of our business during the six months ended June 30, 2014 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the six months ended June 30, 2014 versus 2013:

	Six Months Ended June 30,		Variance
	2014	2013
Net Sales	$40,703,258	$36,937,807	$3,765,451	10.2%
Cost of sales	25,946,117	23,559,181	2,386,936	10.1%
Gross Profit	$14,757,141	$13,378,626	$1,378,515	10.3%
Gross Profit %	36.3%	36.2%

Net sales increased $3,765,451, or 10.2% (10.8% adjusted for exchange) in 2014 versus 2013. Advanced wound care sales increased $1,765,750, or 11.5%, to $17,164,748 in 2014 from $15,398,998 in 2013. Traditional wound care sales increased $1,999,701 or 9.3%, to $23,538,510 in 2014 from $21,538,809 in 2013.

Sales from U.S. operating entities increased $1,371,601, or 4.4%, to $32,216,127 in 2014 from $30,844,526 in 2013. The increase was driven by higher advanced wound care sales of $1,045,196, or 7.6%, and traditional wound care sales of $326,405, or 1.9%. The U.S. advanced wound care sales increase was led by Medihoney, Total Contact Casting (“TCC”), and Xtrasorb. The traditional wound care sales increase was driven by higher first aid division sales. Sales from the Canadian subsidiary increased $1,688,976, or 35.8% (43.3% adjusted for exchange), to $6,400,896 in 2014 from $4,711,920 in 2013. This increase was driven by an increase in sales to our exclusive distributor of $2,040,933 to support an increase in its inventory partially offset by unfavorable foreign exchange of $351,957. Sales from the international operating subsidiary increased $704,874, or 51.0% (42.8% adjusted for exchange), to $2,086,235 in 2014 from $1,381,361 in 2013. The increase was driven by higher advanced wound care sales.

Gross profit increased $1,378,515, or 10.3%, in 2014 versus 2013. Advanced wound care gross profit increased $805,753, or 10.6%, to $8,373,050 in 2014 from $7,567,297 in 2013. Traditional wound care gross profit increased $572,762, or 9.9%, to $6,384,091 in 2014 from $5,811,329 in 2013. The overall gross profit margin percentage increased to 36.3% in 2014 from 36.2% in 2013. The increase in gross profit dollars reflected higher overall sales, coupled with the increase in sales of higher margin products. The higher gross margin percentage principally reflected favorable sales mix towards higher margined products partially offset by higher manufacturing costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2014 versus 2013:

	Six Months Ended June 30,		Variance
	2014	2013
Distribution	$1,225,439	$1,119,692	$105,747	9.4%
Marketing	4,302,569	2,716,159	1,586,410	58.4%
Sales	12,057,274	8,680,046	3,377,228	38.9%
General and administrative	8,095,861	8,160,558	(64,697)	(0.8)%
Total	$25,681,143	$20,676,455	$5,004,688	24.2%

Selling, general and administrative expenses increased $5,004,688, or 24.2% (24.7% adjusted for exchange) in 2014 versus 2013.

Distribution expense increased $105,747, or 9.4% (10.7% adjusted for exchange), in 2014 versus 2013. The increase reflected higher operating costs, principally compensation due to an increase in warehouse personnel, as well as repairs and maintenance on warehouse buildings and equipment, in support of our growing base of sales.

Marketing expense increased $1,586,410, or 58.4% (58.5% adjusted for exchange), in 2014 versus 2013. The increase was attributable to higher compensation expense associated with the addition of five marketing, two clinical and one product development positions added in the second half of 2013 and 2014 along with travel and recruiting fees associated with the addition of the new positions, and higher product development and consulting costs.

Sales expense increased $3,377,228, or 38.9% (38.8% adjusted for exchange), in 2014 versus 2013. The increase was principally attributable to incremental costs consisting of compensation and benefits, commissions, equity based compensation, travel and recruiting expenses to support the expansion of the advanced wound care sales force in the U.S. along with the incremental investment in a sales management position to support our international growth, as well as higher trade shows and samples expense.

General and administrative expenses decreased $64,697, or (0.8)% (0.4% adjusted for exchange), in 2014 versus 2013. This decrease primarily reflected lower legal fees resulting from litigation incurred in 2013 but not in 2014, and lower board of directors retirement associated costs, partially offset by higher compensation and benefits due to the addition of new positions, and higher public relations expense.

Research and Development Expense

Research and development expense increased $2,313,103 to $8,548,868 in 2014 from $6,235,765 in 2013. The increase reflected the ongoing DSC127 Phase 3 related expenses, together with incremental pre-clinical DSC127 scar prevention and AWC clinical studies.

Other (Income) Expense, net

Other (income) expense, net increased $344,372 to income of $272,300 in 2014 from an expense of $72,072 in 2013 due principally to a dividend received from Comvita of $183,258 and favorable changes in foreign currency exchange.

Income Tax Benefit

Income tax benefit increased $227,539 to $243,753 in 2014 from $16,214 in 2013 principally due to a U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income.

Net Loss

We generated a net loss of $18,956,817, or $0.79 per share (basic and diluted) in 2014, compared to a net loss of $13,589,452, or $0.81 per share (basic and diluted), in 2013.

Liquidity and Capital Resources

Cash Flow and Working Capital

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $57,089,886 and $6,501,586, respectively. The $50,588,300 increase in cash and cash equivalents reflected net cash provided by financing activities of $82,740,196 partially offset by cash used in operating activities of $15,069,463 and investing activities of $17,002,436, as well as the exchange rate effect on cash which decreased cash by $79,997.

Net cash provided by financing activities of $82,740,196 includes net proceeds of $80,616,032 from the sale of common stock and $2,245,782 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock compensation of $121,618 in connection with net share settlements.

Net cash used in operating activities of $15,069,463 resulted from $13,689,428 cash used in operations (net loss plus non-cash items) together with $1,380,035 cash used in the change in operating assets and liabilities. Higher research and development expense associated with growing Phase 3 costs and the impact of advanced wound care sales and marketing growth related expenses preceding revenue growth were the main contributors of the cash used in operations. Higher inventory and accounts receivable, and lower accrued expenses partially offset by lower prepaid and other current assets and higher accounts payable were the main drivers behind the net cash used in the change in operating assets and liabilities. The increase in inventory reflected a build-up to support new products, growth of the international business and improved customer service levels. The increase in receivables reflected a higher level of current sales while the decrease in accrued expenses and other current liabilities principally reflected payment of 2013 accrued bonus compensation and related taxes. The decrease in prepaid expenses and other current assets reflected timing of advance payments for the Phase 3 clinical trial and other operating expenditure payments. The increase in accounts payable reflected the increase in business.

Net cash used in investing activities of $17,002,436 includes cash used for the net purchase of investments of $15,019,000, $1,250,000 for the payment of the initial BioDLogics, LLC (“BioD”) license fee and $733,436 for capital expenditures. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Working capital increased $67,949,811 at June 30, 2014 to $107,989,813 from $40,040,002 at December 31, 2013. This increase principally reflected the net cash inflow from the sale of common stock. Management believes that it has sufficient working capital on-hand to support our existing operations for at least the next twelve months.

Prospective Assessment

Our strategic objective is to build the Company by both continuing to progress DSC127, with an initial indication for the treatment of diabetic foot ulcers, as well as in-licensing, acquiring, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth, and additional development programs on new indications for DSC127. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, issuance of debt, the sale of licensing rights of DSC127, jointly developing products with third parties and/or selling a portion of our existing business.

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

Our strategy for growth is:

• Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. In January 2014, we hired a Vice President of Marketing to direct our marketing programs in the U.S. and throughout the rest of the world. Also, in 2014, we added additional sales representatives and product specialists to the sales management team already in place in the U.S. and one additional sales representative in Canada. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. In April 2013, we hired a Vice President of International Sales to manage the Asia Pacific and Latin American international markets. We have an established presence in Europe through a direct sales organization in the U.K. and through distributors in a number of other countries, as well as a presence in Australia, New Zealand, South Korea, and various countries throughout Latin America and the Middle East through distributors. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

• While the potential commercial launch of DSC127 is estimated to be three years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. FDA), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. Our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials during the first quarter of 2013 we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the clinical research organization managing the trials and others to ensure the trials are progressing. At this time, we are working towards completion of the last trial by the end of 2015. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $55 to $60 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of diabetic foot ulcers, we have initiated pre-clinical activities for scar prevention, and anticipate having initial data in the second half of 2014 to help determine whether or not to progress towards an Investigational New Drug application.

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

With the cash on hand as of June 30, 2014, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

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

Equity Investment Risk

We presently have a long term investment in a foreign public company, with whom we have a business relationship, which is subject to foreign market and exchange risk. This investment is classified as an available-for-sale investment carried at fair value, with the resulting unrealized gains and/or losses included in accumulated other comprehensive income in our Consolidated Balance Sheet. We presently do not foresee the need or the desire to liquidate this investment.

Foreign Exchange Risk

In 2014, we generated approximately 77 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has their own functional currencies. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Exchange gains and losses are recognized as incurred in our Consolidated Statement of Comprehensive Loss, which historically have not been material. Fluctuations in exchange rates affect our results of operations, financial position and cash flows. We currently do not hedge our exposure to fluctuations in exchange rates.

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

Item 4.          Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms, and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended June 30, 2014, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2013 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $18,956,817 in the six months ended June 30, 2014 (unaudited), $23,964,053 for the year ended December 31, 2013, and additional losses in previous years. At June 30, 2014, we had an accumulated deficit of $83,127,628 (unaudited). We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of June 30, 2014, up to 5,336,102 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 25,236,582 shares of common stock outstanding as of June 30, 2014.

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

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2009 through 2013 and the first six months of 2014 are set forth in the table below:

Derma Sciences, Inc.

Trading Range – Common Stock

Year	Low	High

2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014*	$8.45	$15.51

(*) January 1 through June 30.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;

•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.01	Certificate of Incorporation of Derma Sciences, Inc., as amended on June 6, 2014
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: August 6, 2014	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

