Form 10-Q
period 2014-09-30
DERMA SCIENCES, INC.
filed 2014-11-07
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: November 6, 2014	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 25,248,398

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

ASSETS	September 30, 2014	December 31, 2013

Current Assets
Cash and cash equivalents	$43,264,398	$6,501,586
Short-term investments	41,245,000	15,478,000
Accounts receivable, net	7,490,238	7,332,756
Inventories	14,969,466	16,472,640
Prepaid expenses and other current assets	3,161,291	3,746,753
Total current assets	110,130,393	49,531,735
Long-term investments	6,756,589	7,858,140
Equipment and improvements, net	3,288,167	2,953,469
Identifiable intangible assets, net	13,778,674	14,635,998
Goodwill	13,457,693	13,457,693
Other assets	145,338	139,318
Total Assets	$147,556,854	$88,576,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,881,844	$4,522,508
Accrued expenses and other current liabilities	5,468,467	4,969,225
Total current liabilities	11,350,311	9,491,733
Long-term liabilities	215,854	242,325
Deferred tax liability	1,580,949	1,694,147
Total Liabilities	13,147,114	11,428,205

Contingencies (note 9)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at September 30, 2014 and December 31, 2013 (liquidation preference of $3,222,368 at September 30, 2014)	733	733
Common stock, $.01 par value; shares authorized 50,000,000; issued and outstanding 25,248,398 at September 30, 2014 and 17,347,071 at December 31, 2013	252,484	173,471
Additional paid-in capital	227,743,162	140,064,607
Accumulated other comprehensive income	788,737	1,080,148
Accumulated deficit	(94,375,376)	(64,170,811)
Total Stockholders’ Equity	134,409,740	77,148,148
Total Liabilities and Stockholders’ Equity	$147,556,854	$88,576,353

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,
	2014	2013
Net Sales	$20,169,129	$22,080,434
Cost of sales	13,809,872	14,046,660
Gross Profit	6,359,257	8,033,774
Operating Expenses
Selling, general and administrative	13,012,520	10,743,489
Research and development	4,444,368	2,677,539
Total operating expenses	17,456,888	13,421,028
Operating loss	(11,097,631)	(5,387,254)
Other expense (income), net	164,690	(160,736)
Loss before income taxes	(11,262,321)	(5,226,518)
Income tax benefit	(14,573)	(277,755)
Net Loss	(11,247,748)	(4,948,763)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(100,998)	29,061
Unrealized (loss) gain on equity securities, net of taxes	(591,561)	579,711
Total other comprehensive (loss) income	(692,559)	608,772
Comprehensive Loss	$(11,940,307)	$(4,339,991)
Net loss per common share – basic and diluted	$(0.45)	$(0.29)
Shares used in computing net loss per common share – basic and diluted	25,247,565	17,262,688

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Net Sales	$60,872,388	$59,018,241
Cost of sales	39,755,989	37,605,841
Gross Profit	21,116,399	21,412,400
Operating Expenses
Selling, general and administrative	38,693,665	31,419,944
Research and development	12,993,234	8,913,303
Total operating expenses	51,686,899	40,333,247
Operating loss	(30,570,500)	(18,920,847)
Other income, net	(107,611)	(88,663)
Loss before income taxes	(30,462,889)	(18,832,184)
Income tax benefit	(258,324)	(293,969)
Net Loss	(30,204,565)	(18,538,215)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(185,860)	(190,039)
Unrealized (loss) gain on equity securities, net of taxes	(105,551)	579,711
Total other comprehensive (loss) income	(291,411)	389,672
Comprehensive Loss	$(30,495,976)	$(18,148,543)
Net loss per common share – basic and diluted	$(1.24)	$(1.09)
Shares used in computing net loss per common share – basic and diluted	24,347,155	16,977,524

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net loss	$(30,204,565)	$(18,538,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment and improvements	656,887	689,948
Amortization of identifiable intangible assets	2,237,074	2,144,283
Provision for bad debts	16,480	21,000
Allowance for sales adjustments	13,035	18,122
Provision for inventory obsolescence	152,373	109,862
Deferred rent	(20,947)	1,019
Stock-based compensation	4,887,438	4,161,221
Deferred income taxes	(78,347)	(234,934)
Changes in operating assets and liabilities:
Accounts receivable	(214,614)	(1,458,367)
Inventories	1,029,782	(1,694,372)
Prepaid expenses and other current assets	592,980	(279,008)
Other assets	(8,232)	(26,094)
Accounts payable	1,426,546	1,368,750
Accrued expenses and other current liabilities	589,228	127,149
Net cash used in operating activities	(18,924,882)	(13,589,636)
Investing Activities
Purchase of investments	(60,000,000)	(33,723,000)
Proceeds from sale of investments	35,229,000	8,980,000
Purchase of equipment and improvements	(1,108,859)	(503,652)
Purchase of intangible assets	(1,250,000)	(100,000)
Net cash used in investing activities	(27,129,859)	(25,346,652)
Financing Activities
Proceeds from the sale of common stock, net of costs	80,616,032	--
Proceeds from exercise of stock options and warrants, net of costs	2,245,966	2,811,218
Payment of withholding taxes related to employee stock compensation	(121,618)	(76,446)
Net cash provided by financing activities	82,740,380	2,734,772
Effect of exchange rate changes on cash	77,173	(21,353)
Net increase (decrease) in cash and cash equivalents	36,762,812	(36,222,869)
Cash and cash equivalents
Beginning of period	6,501,586	41,616,657
End of period	$43,264,398	$5,393,788
Supplemental disclosures of cash flow information:
Issuance of a warrant in connection with a licensing agreement	$129,750	$-
Cash paid during the year for:
Interest	$7,785	$719

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Information included in the consolidated balance sheet as of December 31, 2013 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2014 and 2013 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three and Nine Months Ended September 30,
	2014	2013
Excluded dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	49,782	59,154
Restricted share units	744,850	802,800
Warrants	2,143,584	2,305,272
Stock options	2,268,730	1,832,581

Total dilutive shares	5,280,278	5,073,139

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

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other income. The investment is classified as a long term asset. As of September 30, 2014, the fair value of the Comvita common stock was $6,756,589 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative decrease in fair value from cost of $243,411, has been recorded in accumulated other comprehensive income.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Cash and cash equivalents and investments at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013

Cash	$6,772,849	$5,265,903
Money market mutual funds	36,491,549	1,235,683

Cash and cash equivalents	43,264,398	6,501,586

Investments in debt securities	41,245,000	16,474,000
Investment in equity securities	6,756,589	6,862,140

Total investments	48,001,589	23,336,140

Total cash and cash equivalents and investments	$91,265,987	$29,837,726

The following table provides fair value information as of September 30, 2014:

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$43,264,398	$43,264,398	$-	$-

Investments in debt securities	41,245,000	41,243,383	-	-
Investment in equity securities	6,756,589	6,756,589	-	-

Total investments	48,001,589	47,999,972	-	-

Total	$91,265,987	$91,264,370	$-	$-

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

3.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	September 30, 2014	December 31, 2013

Finished goods	$10,113,801	$11,044,746
Work in process	572,110	1,009,315
Packaging materials	1,436,596	1,408,521
Raw materials	2,846,959	3,010,058
Total inventory	$14,969,466	$16,472,640

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

4.	BioDLogics, LLC License Agreement

On January 14, 2014, the Company entered into a license, market development and commercialization agreement (the “Agreement”) with BioDLogics, LLC (“BioD”) relating to BioD’s human placental based products (the “Licensed Products”) and intellectual property related thereto.

Under the Agreement, BioD granted to the Company an exclusive, perpetual, royalty-bearing license to use, offer for sale and sell, the Licensed Products in North America (the “Territory”), including the rights to sublicense solely as provided in the Agreement, for a broad range of dermal applications (the “Field”). During the term of the Agreement, the Company will be responsible for the sale and marketing of the Licensed Products in the Field throughout the Territory. As part of its commercialization efforts, the Company is required to fund clinical studies up to $2,000,000 in support of the Field pursuant to the Agreement. Through September 30, 2014 the Company funded $182,000 as part of these commercialization efforts.

The Company paid BioD an initial license fee of $1,250,000 and granted BioD a warrant to purchase 100,000 shares of the Company’s common stock. One quarter (25%) of the warrant was exercisable immediately at a price of $11.81 per share, while the remaining 75% of the warrant becomes exercisable, if at all, upon the achievement of certain milestones. The warrant expires five years from the date of issuance in January 2019 (note 5). The warrant has been valued at $129,750 using the Black-Scholes option pricing model. Total consideration paid to BioD of $1,379,750 has been recorded as an intangible asset and is being amortized to cost of sales over an estimated useful life of seven years. In addition to the initial license fee and warrant, royalties are payable to BioD based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid-single digits. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

The Agreement may be terminated as follows: (i) upon mutual agreement of the parties; (ii) by BioD if the Company challenges certain BioD patents or trade secrets; (iii) by BioD if the Company fails to meet the annual minimum net sales requirement under the Agreement, unless the Company pays the difference between the amount of royalties that would have been due had the minimum annual net sales for such year been achieved and royalty payments made by the Company with respect to net sales during such year plus any milestone payments payable; or (iv) by either party in the event of a material breach or certain events of bankruptcy. The minimum annual net sales requirement commences in 2015.

5.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that impact the preferred stock conversion ratios. As of September 30, 2014, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price. In the nine months ended September 30, 2014, the Company issued 1,397 common shares to prior preferred stock holders based on the adjustment of the conversion ratios.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

On May 20, 2014, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock from 35,000,000 to 50,000,000. On June 6, 2014, the Company amended its Certificate of Incorporation to reflect the increase in the number of authorized shares of common stock. During the nine months ended September 30, 2014, the Company issued 7,901,327 shares of common stock consisting of: 7,500,000 shares in connection with the January 29, 2014 equity offering, 337,437 shares upon the exercise of stock purchase warrants and options for which the Company received $2,245,966; 62,493 shares in connection with the vesting of 71,800 restricted share units, and 1,397 shares in connection with preferred stock conversion ratio adjustments.

Stock Purchase Warrants

At September 30, 2014, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

N	100,000	$6.25	February 22, 2015
O	102,734	$5.50	February 22, 2015
P	2,187	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,705,330	$9.90	June 22, 2016
S	100,000	$11.81	January 14, 2019

Total	2,143,584

During the nine months ended September 30, 2014, a total of 261,688 warrants were exercised on a for cash and cashless basis consisting of 128,166 Series O, 127,272 Series R, and 6,250 Series L warrants. A total of 260,111 shares of common stock were issued in connection with the 2014 warrant exercises.

Equity Based Compensation

Under the Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue shares of common stock. On May 20, 2014, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock the Company can issue from 4,500,000 to 6,000,000. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At September 30, 2014, options to purchase 2,268,730 shares and 744,850 restricted share units were issued and outstanding under the EIP Plan and 2,271,109 shares were available for grant.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2014 and 2013, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Risk-free interest rate	2.01%	2.00%	1.79%	1.26%
Volatility factor	61.0%	67.9%	63.2%	69.9%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	5.79	6.25

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

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2014 is as follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2014	1,814,233	$7.67
Granted	633,031	$13.01
Forfeited	(48,381)	$11.52
Exercised	(121,928)	$6.65
Expired	(8,225)	$12.38

Outstanding – September 30, 2014	2,268,730	$9.12

Expected to vest – September 30, 2014	2,246,043	$9.12

Exercisable at September 30, 2014	1,555,845	$7.57

During 2014, the Company granted 447,105 service based options and 185,926 performance based options to Company employees and consultants. The weighted average fair value per share of options granted during the nine months ended September 30, 2014 was $7.63.

During the nine months ended September 30, 2014, 121,928 stock options were exercised on a for cash and cashless basis. A total of 77,326 shares of common stock were issued in connection with the 2014 stock option exercises. The intrinsic value of options exercised in 2014 was $597,142.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2014 and 2013, stock option compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Cost of sales	$28,453	$17,337	$137,757	$85,678
Selling, general and administrative expenses	620,560	536,755	2,456,718	1,672,548
Research and development	20,518	55,925	132,431	127,580

Total stock option compensation expense	$669,531	$610,017	$2,726,906	$1,885,806

As of September 30, 2014, there was $3,031,787 of unrecognized compensation cost related to nonvested service based awards and $249,251 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 2.00 years and 0.25 years for the service and performance based awards, respectively.

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

 The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value

Unvested–January 1, 2014	720,550	$9.03

Granted	101,100	10.05
Vested	(71,800)	13.48
Forfeited	(5,000)	10.74

Unvested–September 30, 2014	744,850	$8.82

In connection with the vesting of restricted share unit awards during the nine months ended September 30, 2014, 9,307 common stock shares with a fair value of $121,618 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended September 30, 2014 and 2013, restricted share unit compensation expense was $721,963 and $745,067, respectively, and for the nine months ended September 30, 2014 and 2013, restricted share unit compensation expense was $2,111,996 and $1,937,993, respectively, and included in selling, general and administrative expense.

As of September 30, 2014, there was $3,547,181 of unrecognized compensation cost related to unvested restricted share units. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 1.07 years.

In consideration of prior service, the Company accelerated the vesting of any unvested stock options and the restricted share units scheduled to vest in 2014 of a retiring director and extended the date to exercise vested stock options to 24 months (versus 90 days) from the date of retirement. An additional $48,536 of stock based compensation expense was recognized during the nine months ended September 30, 2014 and included in selling, general and administrative expense in connection with the retirement. For the nine months ended September 30, 2013, the Company recognized an additional $337,422 of stock based compensation expense associated with a director’s retirement and a former director’s consulting expenses which were included in selling, general and administrative expense.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance

At September 30, 2014, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred stock (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock (series A – B)	49,782
Common stock options outstanding	2,268,730
Common stock warrants outstanding	2,143,584
Restricted share units outstanding	744,850
Common stock equivalents available for grant	2,271,109

Total common stock shares reserved	7,551,387

6.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of September 30, 2014 was as follows:

	Foreign Currency Translation Adjustments	Unrealized Loss on Equity Securities	Total

Balance at January 1, 2014	$1,218,008	$(137,860)	$1,080,148

Current period - other comprehensive loss	(185,860)	(105,551)	(291,411)

Balance at September 30, 2014	$1,032,148	$(243,411)	$788,737

7.	Operating Segments

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Operating segment sales, gross profit, segment contribution and other related information for 2014 and 2013 were as follows:

Three Months Ended September 30, 2014

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$9,473,023	$10,696,106	$-	$-	$20,169,129
Gross profit	3,830,878	2,528,379	-	-	6,359,257
Direct expense	(7,594,811)	(1,321,202)	(4,361,081)	-	(13,277,094)
Segment contribution	$(3,763,933)	$1,207,177	$(4,361,081)	-	(6,917,837)
Indirect expenses				$(4,329,911)	(4,329,911)

Net loss					$(11,247,748)

Three Months Ended September 30, 2013

Net sales	$9,090,598	$12,989,836	$-	$-	$22,080,434
Gross profit	4,524,951	3,508,823	-	-	8,033,774
Direct expense	(5,451,888)	(1,367,019)	(2,704,215)	-	(9,523,122)
Segment contribution	$(926,937)	$2,141,804	$(2,704,215)	-	(1,489,348)
Indirect expenses				$(3,459,415)	(3,459,415)

Net loss					$(4,948,763)

Nine Months Ended September 30, 2014

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$26,637,772	$34,234,616	$-	$-	$60,872,388
Gross profit	12,203,928	8,912,471	-	-	21,116,399
Direct expense	(22,904,674)	(3,992,260)	(12,901,805)	-	(39,798,739)
Segment contribution	$(10,700,746)	$4,920,211	$(12,901,805)	-	(18,682,340)
Indirect expenses				$(11,522,225)	(11,522,225)

Net loss					$(30,204,565)

Nine Months Ended September 30, 2013

Net sales	$24,489,596	$34,528,645	$-	$-	$59,018,241
Gross profit	12,080,637	9,331,763	-	-	21,412,400
Direct expense	(15,883,488)	(3,847,234)	(8,989,976)	-	(28,720,698)
Segment contribution	$(3,802,851)	$5,484,529	$(8,989,976)	-	(7,308,298)
Indirect expenses				$(11,229,917)	(11,229,917)

Net loss					$(18,538,215)

The following table presents net sales by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

United States	80%	77%	78%	78%
Canada	13%	13%	15%	13%
Other	7%	10%	7%	9%

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2014 and 2013, the Company had a major Canadian customer comprising 16% and 13%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at September 30, 2014.

8.	Income Taxes

The following table summarizes the income tax expense and effective tax rate for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013

Current tax (benefit) expense	$(155,738)	$31,819
Deferred tax expense (benefit)	141,165	(309,574)
Income tax benefit	$(14,573)	$(277,755)
Effective tax rate	0.1%	5.3%

	Nine Months Ended September 30,
	2014	2013

Current tax benefit	$(179,977)	$(59,035)
Deferred tax benefit	(78,347)	(234,934)
Income tax benefit	$(258,324)	$(293,969)
Effective tax rate	0.8%	1.6%

The income tax benefit for the three months ended September 30, 2014 consisted of a tax benefit from foreign operations and a U.S. deferred income tax expense related to an increase in the Company’s U.S. valuation allowance to reflect the tax impact of the unrealized loss on equity securities included in accumulated other comprehensive income and the tax effect of differences in financial reporting and tax treatment of goodwill, net of amortization for financial reporting but not for tax purposes of acquired MedEfficiency Inc. (“MedEfficiency”) identified intangible assets.

The income tax benefit for the three months ended September 30, 2013 consisted of a U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income and a tax expense foreign operations. In addition, the U.S. income tax benefit was increased by the tax effect of periodic amortization of nondeductible acquired intangible assets acquired in the MedEfficiency acquisition offset by an expense related to indefinite lived intangible assets.

The income tax benefit for the nine months ended September 30, 2014 consisted of a tax benefit from foreign operations and a U.S. deferred income tax expense related the tax effect of differences in financial reporting and tax treatment of goodwill, net of amortization for financial reporting but not for tax purposes of acquired MedEfficiency identified intangible assets.

The income tax benefit for the nine months ended September 30, 2013 consisted of a U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income and a tax benefit from foreign operations. In addition, the U.S. income tax benefit for the nine months ended September 30, 2013 was increased by the tax effect of periodic amortization of nondeductible acquired intangible assets acquired in the MedEfficiency acquisition offset by an expense related to indefinite lived intangible assets.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of Derma Sciences, Inc. and its subsidiaries (“we” or “us” or the “Company”), a Delaware corporation, and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates, current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this Report entitled “Risk Factors,” as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 13, 2014 (the “2013 Form 10-K”) and other filings with the Commission. Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Overview

Operating Results of Three Months Ended September 30, 2014 and 2013

The following table highlights the operating results of the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Variance
	2014	2013
Gross sales	$22,722,495	$24,506,522	$(1,784,027)	(7.3%)
Sales adjustments	(2,553,366)	(2,426,088)	(127,278)	5.3%
Net sales	20,169,129	22,080,434	(1,911,305)	(8.7%)
Cost of sales	13,809,872	14,046,660	(236,788)	(1.7%)
Gross profit	6,359,257	8,033,774	(1,674,517)	(20.8%)

Selling, general and administrative expense	13,012,520	10,743,489	2,269,031	21.1%
Research and development expense	4,444,368	2,677,539	1,766,829	66.0%
Other expense (income), net	164,690	(160,736)	325,426	*
Total expenses	17,621,578	13,260,292	4,361,286	32.9%

Loss before income taxes	(11,262,321)	(5,226,518)	(6,035,803)	115.5%
Income tax benefit	(14,573)	(277,755)	263,182	*
Net loss	$(11,247,748)	$(4,948,763)	$(6,298,985)	127.3%

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended September 30,
	2014	2013
Gross sales	$22,722,495	$24,506,522
Trade rebates	(1,673,448)	(1,640,054)
Distributor fees	(249,354)	(262,875)
Sales incentives	(317,043)	(236,873)
Returns and allowances	(139,502)	(104,886)
Cash discounts	(174,019)	(181,400)
Total adjustments	(2,553,366)	(2,426,088)
Net sales	$20,169,129	$22,080,434

Trade rebates increased in 2014 versus 2013 principally due to an increase in the rebate percentage related to a change in product mix towards higher rebated products, partially offset by lower sales in the United States and Canada. The decrease in distributor fees was commensurate with the decrease in Canadian sales upon which the fees were based. The increase in sales incentives reflected higher sales subject to incentives.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013
Beginning balance – July 1	$2,089,275	$1,794,556
Rebates paid	(1,861,316)	(1,688,055)
Rebates accrued	1,673,448	1,640,054
Ending balance – September 30	$1,901,407	$1,746,555

The $187,868 decrease in the trade rebate reserve balance at September 30, 2014 from July 1, 2014 principally reflected a decrease in sales subject to rebate in Canada and the timing of rebate payments, partially offset by an increase in the rebate percentage related to a change in product mix towards higher rebated products. There was no other significant change in the nature of our business during the quarter ended September 30, 2014 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended September 30, 2014 versus 2013:

	Three Months Ended September 30,		Variance
	2014	2013
Net Sales	$20,169,129	$22,080,434	$(1,911,305)	(8.7%)
Cost of Sales	13,809,872	14,046,660	(236,788)	(1.7%)
Gross Profit	$6,359,257	$8,033,774	$(1,674,517)	(20.8%)
Gross Profit %	31.5%	36.4%

Net sales decreased $1,911,305, or 8.7% (8.4% adjusted for exchange) in 2014 versus 2013. Advanced wound care sales increased $382,425, or 4.2%, to $9,473,023 in 2014 from $9,090,598 in 2013. Traditional wound care sales decreased $2,293,730, or 17.7%, to $10,696,106 in 2014 from $12,989,836 in 2013.

Sales in the U.S. decreased $1,650,050, or 9.2%, to $16,217,471 in 2014 from $17,867,521 in 2013. The decrease was driven by lower traditional wound care sales of $2,038,320, or 19.9%, partially offset by higher advanced wound care sales of $388,270, or 5.1%. The U.S. advanced wound care sales increase was led by Total Contact Casting (“TCC”), Medihoney and Amnio. The traditional wound care sales decrease was driven principally by lower first aid division and private label sales. The 2013 first aid division sales included a new retail customer initial distributor sales order of approximately $1,000,000, while the 2014 private label sales were unfavorably impacted by approximately $700,000 from the loss of a distributor due to industry consolidation. Sales in Canada decreased $171,617, or 6.0% (1.7% adjusted for exchange), to $2,666,754 in 2014 from $2,838,371 in 2013. This decrease was driven by a decrease in sales to our exclusive distributor of $49,471 along with an unfavorable foreign exchange of $122,146. Sales from our Canadian distributor to end users was down 1.9% for the three months ended September 30, 2014 versus the comparable period in the prior year. Sales to the rest of the world (“International”) decreased $89,638, or 6.5% (12.5% adjusted for exchange), to $1,284,904 in 2014 from $1,374,542 in 2013. The decrease was primarily driven by lower South American advanced wound care sales offset by favorable foreign exchange of $81,843.

Gross profit decreased $1,674,517, or 20.8%, in 2014 versus 2013. Advanced wound care gross profit decreased $694,073, or 15.3%, to $3,830,878 in 2014 from $4,524,951 in 2013. Traditional wound care gross profit decreased $980,444, or 27.9%, to $2,528,379 in 2014 from $3,508,823 in 2013. The overall gross profit margin percentage decreased to 31.5% in 2014 from 36.4% in 2013. The decrease in gross profit dollars reflected lower overall sales and gross margin percentage. The lower gross margin percentage principally reflected higher manufacturing costs and sales adjustments along with unfavorable foreign exchange. Manufacturing overhead costs increased reflecting a growth driven investment in infrastructure. The manufacturing costs of the advanced wound care segment for the three months ended September 30, 2014 were also unfavorably impacted by approximately $400,000 of costs associated with TCC manufacturing defects. Unfavorable foreign exchange impact reflected a 4.7% devaluation of the Canadian dollar for the third quarters of 2014 versus 2013.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2014 versus 2013:

	Three Months Ended September 30,		Variance
	2014	2013
Distribution	$641,607	$602,875	$38,732	6.4%
Marketing	2,057,907	1,471,664	586,243	39.8%
Sales	5,939,320	4,577,291	1,362,029	29.8%
General and administrative	4,373,686	4,091,659	282,027	6.9%
Total	$13,012,520	$10,743,489	$2,269,031	21.1%

Selling, general and administrative expenses increased $2,269,031, or 21.1% in 2014 versus 2013.

Distribution expense increased $38,732, or 6.4% (7.2% adjusted for exchange), in 2014 versus 2013. The increase reflected higher growth related operating costs, principally compensation due to a growth driven increase in warehouse personnel, as well as repairs and maintenance on warehouse buildings and equipment.

Marketing expense increased $586,243, or 39.8%, in 2014 versus 2013. The increase was attributable to higher compensation expense associated with the addition of five marketing, two clinical and one product development positions added in the second half of 2013 and early 2014, coupled with higher associated travel and recruiting, as well as consulting costs principally in support of our advanced wound care growth initiatives.

Sales expense increased $1,362,029, or 29.8%, in 2014 versus 2013. The increase was principally attributable to incremental costs consisting of compensation and benefits, commission, travel, samples and tradeshow expenses to support the expansion of the advanced wound care sales force in the U.S and higher administrative fees associated with the expansion of our group purchasing program enrollment. Incremental growth related to International sales expansion also contributed.

General and administrative expenses increased $282,027, or 6.9% (7.6% adjusted for exchange), in 2014 versus 2013. The increase was primarily related to due diligence costs incurred in 2014, higher public relations expense, and higher compensation and benefits due to the addition of new positions, partially offset by lower litigation related legal fees from litigation that was incurred in 2013, as well as lower consulting and professional fees.

Research and Development Expense

Research and development expense increased $1,766,829 to $4,444,368 in 2014 from $2,677,539 in 2013. The increase principally reflected the ongoing DSC127 Phase 3 related expenses, together with incremental pre-clinical DSC127 scar prevention and Amnio post marketing clinical studies.

Other Expense (Income), net

Other expense (income), net decreased $325,426 to an expense of $164,690 in 2014 from income of $160,736 in 2013 due principally to unfavorable changes in foreign exchange and higher non income related taxes.

Income Tax Benefit

Income tax benefit decreased $263,182 to $14,573 in 2014 from $277,755 in 2013. The 2014 benefit included a $245,205 foreign tax benefit partially offset by U.S. tax expense of $230,632 due to an increase in the valuation allowance of $217,533 reflecting the tax impact of the unrealized loss on our investment in equity securities included in other comprehensive loss and the tax effect of tax timing differences in the treatment of intangible assets of $13,099. The 2013 benefit included a U.S. tax benefit of $318,919 due to an decrease in the valuation allowance of $362,220 to reflect the tax impact of the unrealized gain on our investment in equity securities included in other comprehensive income partially offset by the U.S. tax effect of tax timing differences in the treatment of intangible assets of $43,301 and foreign tax expense of $41,164.

Net Loss

We generated a net loss of $11,247,748, or $0.45 per share (basic and diluted) in 2014, compared to a net loss of $4,948,763, or $0.29 per share (basic and diluted), in 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Overview

Operating Results of Nine Months Ended September 30, 2014 and 2013

The following table highlights the operating results of the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Variance
	2014	2013
Gross sales	$68,531,867	$65,533,051	$2,998,816	4.6%
Sales adjustments	(7,659,479)	(6,514,810)	(1,144,669)	17.6%
Net sales	60,872,388	59,018,241	1,854,147	3.1%
Cost of sales	39,755,989	37,605,841	2,150,148	5.7%
Gross profit	21,116,399	21,412,400	(296,001)	(1.4%)

Selling, general and administrative expense	38,693,665	31,419,944	7,273,721	23.2%
Research and development expense	12,993,234	8,913,303	4,079,931	45.8%
Other income, net	(107,611)	(88,663)	(18,948)	*
Total expenses	51,579,288	40,244,584	11,334,704	28.2%
Loss before income taxes	(30,462,889)	(18,832,184)	(11,630,705)	61.8%
Income tax benefit	(258,324)	(293,969)	35,645	*
Net loss	$(30,204,565)	$(18,538,215)	$(11,666,350)	62.9%

* – not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2014	2013
Gross sales	$68,531,867	$65,533,051
Trade rebates	(5,269,469)	(4,339,488)
Distributor fees	(843,489)	(700,473)
Sales incentives	(707,415)	(720,957)
Returns and allowances	(350,270)	(258,005)
Cash discounts	(488,836)	(495,887)
Total adjustments	(7,659,479)	(6,514,810)
Net sales	$60,872,388	$59,018,241

Trade rebates increased in 2014 versus 2013 principally due to higher sales in Canada, and an increase in the rebate percentage due to a change in product mix towards higher rebated products. The increase in distributor fees was commensurate with the increase in Canadian sales upon which the fees were based. The decrease in sales incentives reflected lower sales subject to incentives.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Beginning balance – January 1	$1,746,993	$2,466,091
Rebates paid	(5,115,055)	(5,059,024)
Rebates accrued	5,269,469	4,339,488
Ending balance – September 30	$1,901,407	$1,746,555

The $154,414 increase in the trade rebate reserve balance at September 30, 2014 from January 1, 2014 principally reflected an increase in sales subject to rebate in Canada and the timing of rebate payments. There was no other significant change in the nature of our business during the nine months ended September 30, 2014 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the nine months ended September 30, 2014 versus 2013:

	Nine Months Ended September 30,		Variance
	2014	2013
Net Sales	$60,872,388	$59,018,241	$1,854,147	3.1%
Cost of sales	39,755,989	37,605,841	2,150,148	5.7%
Gross Profit	$21,116,399	$21,412,400	$(296,001)	(1.4%)
Gross Profit %	34.7%	36.3%

Net sales increased $1,854,147, or 3.1% (3.7% adjusted for exchange) in 2014 versus 2013. Advanced wound care sales increased $2,148,176, or 8.8%, to $26,637,772 in 2014 from $24,489,596 in 2013. Traditional wound care sales decreased $294,029 or 1.0%, to $34,234,616 in 2014 from $34,528,645 in 2013.

Sales in the U.S. decreased $188,443, or 0.4%, to $47,724,681 in 2014 from $47,913,124 in 2013. The decrease was driven by lower traditional wound care sales of $1,722,865, or 6.3%, partially offset by higher advanced wound care sales of $1,534,422, or 7.5%. The traditional wound care sales decrease was driven by lower private label and first aid division sales. The 2014 private label sales were unfavorably impacted by approximately $1,300,000 from the loss of a distributor due to industry consolidation, while the first aid division sales were unfavorably impacted by $400,000 due to timing of the new retail customer’s sales orders. The increase in U.S. advanced wound care sales was led by Total Contact Casting (“TCC”), Medihoney and Amnio. Sales in Canada increased $1,517,360, or 20.1% (28.3% adjusted for exchange), to $9,067,651 in 2014 from $7,550,291 in 2013. This increase was driven by an increase in sales to our exclusive distributor of $2,137,116 to support an increase in its inventory partially offset by unfavorable foreign exchange of $619,756. Sales from our Canadian distributor to end users increased one percent for the nine months ended September 30, 2014 versus the comparable period in the prior year. International sales increased $525,229, or 14.8% (8.0% adjusted for exchange), to $4,080,056 in 2014 from $3,554,826 in 2013. The increase was driven by higher United Kingdom advanced wound care sales along with favorable foreign exchange of $241,190.

Gross profit decreased $296,001, or 1.4%, in 2014 versus 2013. Advanced wound care gross profit increased $123,291, or 1.0%, to $12,203,928 in 2014 from $12,080,637 in 2013. Traditional wound care gross profit decreased $419,292, or 4.5%, to $8,912,471 in 2014 from $9,331,763 in 2013. The overall gross profit margin percentage decreased to 34.7% in 2014 from 36.3% in 2013. The decrease in gross profit dollars reflected lower gross margin percentage offset by higher sales of advanced wound care products. The lower gross margin percentage principally reflected higher manufacturing costs, and sales adjustments along with unfavorable foreign exchange. Manufacturing overhead costs increased reflecting a growth driven investment in infrastructure. The manufacturing costs of the advanced wound care segment for the nine months ended September 30, 2014 were also unfavorably impacted by approximately $650,000 of costs associated with TCC manufacturing defects. Unfavorable foreign exchange impact reflected a 6.5% devaluation of the Canadian dollar for nine months of 2014 versus 2013.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2014 versus 2013:

	Nine Months Ended September 30,		Variance
	2014	2013
Distribution	$1,867,048	$1,722,568	$144,480	8.4%
Marketing	6,360,476	4,187,822	2,172,654	51.9%
Sales	17,996,594	13,257,340	4,739,254	35.8%
General and administrative	12,469,547	12,252,214	217,333	1.8%
Total	$38,693,665	$31,419,944	$7,273,721	23.2%

Selling, general and administrative expenses increased $7,273,721, or 23.2% (23.6% adjusted for exchange) in 2014 versus 2013.

Distribution expense increased $144,480, or 8.4% (9.4% adjusted for exchange), in 2014 versus 2013. The increase reflected higher operating costs, principally compensation due to a growth driven increase in warehouse personnel, as well as repairs and maintenance on warehouse buildings and equipment.

Marketing expense increased $2,172,654, or 51.9% in 2014 versus 2013. The increase was attributable to higher compensation expense associated with the addition of five marketing, two clinical and one product development positions added in the second half of 2013 and early 2014 along with travel and recruiting fees associated with the addition of the new positions, and higher product development and consulting costs, partially offset by lower promotional costs.

Sales expense increased $4,739,254, or 35.8% in 2014 versus 2013. The increase was principally attributable to incremental costs consisting of compensation and benefits, commissions, equity based compensation, travel, recruiting, samples and tradeshow expenses to support the expansion of the advanced wound care sales force in the U.S and higher administrative fees associated with the expansion of our group purchasing program enrollment. Incremental growth related to International sales expansion also contributed to the increase.

General and administrative expenses increased $217,333, or 1.8% (2.8% adjusted for exchange), in 2014 versus 2013. This increase primarily reflected due diligence costs incurred in 2014, higher compensation and benefits due to the addition of new positions, higher public and investor relation expenses, and other professional fees, partially offset by lower legal fees resulting from litigation incurred in 2013 and lower board of directors’ retirement associated costs.

Research and Development Expense

Research and development expense increased $4,079,931 to $12,993,234 in 2014 from $8,913,303 in 2013. The increase reflected the ongoing DSC127 Phase 3 related expenses, together with incremental pre-clinical DSC127 scar prevention and Amnio post marketing clinical studies.

Other Income, net

Other income, net increased $18,948 to $107,611 in 2014 from $88,663 in 2013 due principally to a dividend received from Comvita of $183,258 in 2014, partially offset by unfavorable foreign exchange.

Income Tax Benefit

Income tax benefit decreased $35,645 to $258,324 in 2014 from $293,969 in 2013. The 2014 benefit included a $288,635 foreign tax benefit partially offset by U.S. tax expense of $30,311 due to the tax effect of tax timing differences in the treatment of intangible assets. The 2013 benefit included a U.S. tax benefit of $254,616 due to a decrease in the valuation allowance of $362,220 reflecting the tax impact of the unrealized gain on our investment in equity securities included in other comprehensive income and a foreign tax benefit of $39,353 partially offset by the U.S. tax effect of tax timing differences in the treatment of intangible assets of $107,604.

Net Loss

We generated a net loss of $30,204,565, or $1.24 per share (basic and diluted) in 2014, compared to a net loss of $18,538,215, or $1.09 per share (basic and diluted), in 2013.

Liquidity and Capital Resources

Cash Flow and Working Capital

At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $43,264,398 and $6,501,586, respectively. The $36,762,812 increase in cash and cash equivalents reflected net cash provided by financing activities of $82,740,380 partially offset by cash used in investing activities of $27,129,859, and operating activities of $18,924,882, as well as the exchange rate effect on cash which increased cash by $77,173.

Net cash provided by financing activities of $82,740,380 included net proceeds of $80,616,032 from the sale of common stock and $2,245,966 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock compensation of $121,618 in connection with net share settlements.

Net cash used in investing activities of $27,129,859 included cash used for the net purchase of investments of $24,771,000, $1,250,000 for the payment of the BioDLogics, LLC (“BioD”) license fee and $1,108,859 for capital expenditures. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Net cash used in operating activities of $18,924,882 resulted from $22,340,572 cash used in operations (net loss plus non-cash items) together with $3,415,690 cash provided by the change in operating assets and liabilities. Higher research and development expense and the impact of advanced wound care growth related expenses preceding revenue growth were the main contributors of the cash used in operations. Higher accounts payable and accrued expenses, and lower inventory and prepaid and other current assets, partially offset by higher accounts receivable, were the main drivers behind the net cash provided by the change in operating assets and liabilities. The increase in accounts payable reflected payment timing. The increase in accrued expenses reflected an increase in accrued commissions. The decrease in inventory reflected planned reductions in first-aid division inventory. The decrease in prepaid expenses and other current assets reflected timing of advance payments for the Phase 3 clinical trial and other operating expenditure payments. The increase in receivables reflected timing of sales and payments.

Working capital increased $58,740,080 at September 30, 2014 to $98,780,082 from $40,040,002 at December 31, 2013. This increase principally reflected the net cash inflow from the sale of common stock and the exercise of warrants and stock options net of cash outflows from research and development and operating activities. Management believes that it has sufficient working capital on-hand to support our existing operations for at least the next twelve months.

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

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. We have an established presence in Europe, the Middle East, and Africa (“EMEA”) through a direct sales organization in the U.K. and through distributors in a number of other countries. We are in the process of building our presence in Asia, the Pacific, and Latin America (“APLA”) employing the distribution model. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of DSC127 is estimated to be three to four years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. FDA), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. Our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials during the first quarter of 2013 we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the clinical research organization managing the trials and others to ensure the trials are progressing. At this time, we are working towards completion of the last trial in the second half of 2016. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $62.5 to $67.5 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of diabetic foot ulcers, we have initiated pre-clinical activities for scar prevention, and anticipate having initial data in the first half of 2015 to help determine whether or not to progress towards an Investigational New Drug application.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the cash on hand, cash equivalents and short-term investments as of September 30, 2014, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

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

Foreign Exchange Risk

In 2014, we generated approximately 78 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has their own functional currencies. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Exchange gains and losses are recognized as incurred in our Consolidated Statement of Comprehensive Loss, which historically have not been material. Fluctuations in exchange rates affect our results of operations, financial position and cash flows. We currently do not hedge our exposure to fluctuations in exchange rates.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of September 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms, and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended September 30, 2014, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2013 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $30,204,565 in the nine months ended September 30, 2014 (unaudited), $23,964,053 for the year ended December 31, 2013, and additional losses in previous years. At September 30, 2014, we had an accumulated deficit of $94,375,376 (unaudited). We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of September 30, 2014, up to 5,280,278 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 25,248,398 shares of common stock outstanding as of September 30, 2014.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidate may not have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be repeated in later studies or trials, including continuing preclinical studies and large-scale Phase 3 clinical trials, and our drug candidate in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a clinical program. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated, or a clinical program to be abandoned.

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

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2009 through 2013 and the first nine months of 2014 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2009	$1.92	$6.80
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014*	$7.88	$15.51

(*) January 1 through September 30.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

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

DERMA SCIENCES, INC.

Dated: November 7, 2014	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

