Form 10-K
period 2014-12-31
DERMA SCIENCES, INC.
filed 2015-03-11
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.

(Name of Issuer in Its Charter)

Delaware	23-2328753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 Carnegie Center, Suite 300, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Yes ☐               No ☒

The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of June 30, 2014, was approximately $235,667,000.

The number of shares outstanding of the issuer's common equity as of March 10, 2015 was 25,701,011.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference in Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

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

Part I

Item 1. Business

Overview

Derma Sciences, Inc. (“Derma Sciences”) and its subsidiaries Sunshine Products, Inc., Derma Sciences Canada Inc., Derma First Aid Products, Inc., MedEfficiency, Inc. and Derma Sciences Europe, Ltd., are referred to collectively as “we,” “our,” “us” and the “Company.” Our executive offices are located at 214 Carnegie Center, Suite 300, Princeton, New Jersey 08540. Derma Sciences was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996, we changed our state of domicile to Pennsylvania and on September 14, 2012, we changed our state of domicile to Delaware.

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

If the Phase 3 clinical trial for diabetic foot ulcers is successful, we believe the commercial launch of this product is three to four years away.

Beyond the initial indication for diabetic foot ulcers, we have begun preclinical testing for scar reduction. We anticipate having the results of this study in 2015. In addition, we are presently evaluating the feasibility of initiating clinical testing for radiation dermatitis using this angiotensin analog. Testing has been ongoing since 2011 for the treatment and/or prevention of tissue damage related to radiation exposure as a result of a nuclear attack.  A grant for up to $14 million was made available for this testing by Biomedical Advanced Research and Development Authority ("BARDA") to our development partners, US Biotest, the inventors of the angiotensin analog.

Program spending by trial are outlined below ($’s 000’s):

	Program To Date	2014	2013	2012

P3 DFU trial	$37,498	$18,219	$11,336	$7,123
Pre-clinical Scar	594	594	-	-

Total	$38,092	$18,813	$11,336	$7,123

Pending NDA approval for each respective indication, the potential markets for this compound are significant.

Advanced Wound Care

Our advanced wound care product line consists of the following:

MEDIHONEY offers a line of patented dressings, comprised of Active Leptospermum Honey. MEDIHONEY dressings are ideal for the management of non-chronic and hard-to-heal wounds including chronic ulcers, burns and post-operative wounds. The dressings are non-toxic and have been shown in a large scale, randomized controlled study to promote healing.

TCC-EZ is a patented market leading off-loading system for patients with diabetic foot ulcers. Total contact casting (TCC) has been shown in multiple randomized controlled studies to achieve 89% healing rates. However, traditional TCC is utilized in a small percentage of cases (< 5%) due to various factors, such as long application times, frequency of application error and patient dissatisfaction as a result of the heavy nature of the cast. TCC-EZ virtually eliminates these issues as it can be applied in less than one-third the time of a traditional TCC. TCC-EZ allows for a much more simplified process, so application errors are less common, and the cast itself is significantly lighter than a traditional TCC cast, due to its open weave pattern.

AMNIOEXCEL and AMNIOMATRIX represent our entry into the $500 million skin substitute market. AMNIOEXCEL is an amniotic extracellular membrane product that is a sterile, room-temperature stable, re-absorbable tissue allograft derived from human amnion, providing a natural scaffold for tissue repair, reconstruction and replacement. AMNIOMATRIX is a cryopreserved liquid allograft derived from human placenta tissue used as a wound covering in the treatment of localized tissue defects. The addressable skin substitute market includes traumatic injuries, burns, surgical wounds, complex chronic and acute wounds and other soft-tissue defects. As part of our commercialization efforts, we are required to fund clinical studies up to $2,000,000 in support of these products. In 2014, we initiated and spent $440,246 on diabetic foot and venous leg ulcer post marketing randomized controlled trials in support of our commercialization efforts.

XTRASORB provides a novel, proprietary line of dressings that utilizes super-absorbent polymer technologies. While other absorbing dressings currently on the market use open cell structures to capture fluid, XTRASORB dressings convert fluid within the dressings to a gel, thus locking the exudates into the dressings. XTRASORB dressings have a distinct advantage over alternative products due to their ability to absorb more fluid and segregate the fluid from the wound, thus avoiding further wound deterioration. Studies have shown these dressings are able to reduce wound exposure to harmful and damaging matrix metalloproteinases (“MMP’s”). These dressings can absorb excess wound fluid and compare favorably to the market leading dressings at a cost effective price point.

BIOGUARD is a line of patented primary and secondary dressings containing an active antimicrobial compound. This compound, a cationic biocide, is intrinsically bound to the dressing through a proprietary process that results in the inability for the compound to separate from the dressing. These dressings are ideal for prophylactic use in the prevention of hospital or community acquired infections through wound sites, especially for burns. The dressings have been shown to kill 99.9% of virulent bacteria such as methicillin resistant staphylococcus aureus (MRSA) in less than one minute.

Other advanced wound care products include ALGICELL AG, a proprietary antimicrobial dressing with ionic silver as its active ingredient; and a range of moist, occlusive dressings such as hydrocolloids, foams, hydrogels, alginates, additional silver antimicrobial dressings, cleansers and our proprietary DERMAGRAN products.

Our advanced wound care products are the main focus of our sales and marketing resources. Our promoted advanced wound care products are differentiated in the marketplace and carry higher gross profit margins. MEDIHONEY and TCC-EZ are our two largest selling products. These products, together with our AMNIO products, represent our major growth opportunities. We continue to evaluate synergistic products and technologies within the advanced wound care market for consideration in the expansion of our advanced wound care product line.

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

Our traditional wound care products are generally not differentiated in the marketplace and carry lower gross profit margins. We sell these products principally through distributors or, in the case of private label products, directly to customers on the basis of quality, price and customer service. At times, we have the opportunity to bundle these products with the sale of our advanced wound care products. As such, this product line does not require a significant investment in sales and marketing resources to sustain it. To the extent opportunities for growth are available, we will invest accordingly.

A breakdown of net sales between Advanced Wound Care and Traditional Wound Care are outlined below ($’s 000’s):

	2014	% of Total	2013	% of Total	2012	% of Total

Advanced Wound Care	$38,111	45.5%	$33,929	42.6%	$24,833	34.2%
Traditional Wound Care	$45,635	54.5%	$45,782	57.4%	$47,815	65.8%

Total	$83,746		$79,711		$72,648

Net sales by major world area are outlined below ($’s 000’s):

	2014	2013	2012

United States	$63,325	$61,235	$51,325
Canada	$11,860	$11,084	$14,759
Rest of World	$8,561	$7,392	$6,564

Total	$83,746	$79,711	$72,648

Rest of World is broken down and separately managed between Europe, Middle East and Africa (“EMEA”) and Asia, Pacific and Latin America (“APLA”).

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

Clinical

Our Advanced Wound Care global clinical team is located in the U.S. and is comprised of a director, five clinicians and a clinical project manager. The director and project manager are located at corporate headquarters, while the clinicians are geographically disbursed, with one to each of five sales regions. All team members contribute to the development of clinical evidence in support of our advanced would care products, the process of which is managed by the project manager. While the majority of this teams’ time is spent supporting the U.S. market, they are also responsible for supporting clinical efforts throughout the rest of the world by working closely with local management.

Product Development

In 2014, we added a product development manager to oversee and coordinate our advanced wound care product development efforts, working closely with our operations teams and licensors.

Sales

Our advanced wound care global sales team is comprised of a vice president and two sales administrators at corporate headquarters. In the U.S., our field sales force consists of five regions, each consisting of a regional manager, a product specialist and ten territory managers. Our EMEA sales team is comprised of a general manager and a sales administrator headquartered in the United Kingdom (“U.K.”). The general manager is responsible for managing a direct sales force of six in the U.K. consisting of a sales manager and five territory managers, together with distributor relationships throughout the rest of EMEA. Our APLA sales team is led by a vice president at corporate headquarters who is responsible for managing distributor relationships throughout APLA. In 2014 we added regional in-market sales support in South America and the Far East to further develop these markets.

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

Product Sourcing

Our Operations team headquartered in Toronto, Canada manages our supply chain function which consists of internal product manufacturing, third party supply of product, regulatory, distribution and inventory management. Our main manufacturing facility is located in Toronto and manufactures a broad range of advanced and traditional wound care products. We have a small facility in Nantong, China which we use principally for low volume and labor intensive traditional wound care gauze products. We have a contract manufacturing relationship with a supplier in China for adhesive bandages and related first aid products and one in Mexico for paste bandages. All of these facilities are FDA registered and ISO certified.

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

Derma Sciences is registered with the FDA and Health Canada. We hold the following ISO certifications: ISO 13485:2003, ISO9001:2008 and Directive 93/42/EEC. Derma Toronto and Nantong China have been recently inspected by the FDA and no violations were noted. Derma has also been inspected by various international regulatory agencies and customer audits and has consistently achieved very high compliance ratings.

Patents, Trademarks, Proprietary and Non-Proprietary Technology

We own or license a number of trademarks covering the Company and its products. In addition, we own or license over 50 U.S. patents, corresponding foreign patents and patent applications. The patents relating to the DSC127, MEDIHONEY, BIOGUARD, AMNIOEXCEL and AMNIOMATRIX technologies are held under license agreements of indefinite duration. We also have a number of non-patented formulations and process technologies that, together with the aforementioned patents, provide competitive advantages in the marketplace.

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

Employees

Derma Sciences had 299 full-time and 4 part-time employees at December 31, 2014. Of these employees, 156 are located in the U.S., 105 in Canada, 31 in China, ten in Europe and one in Korea. The Company considers employee relations to be satisfactory.

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

You may also obtain copies of our annual reports on our website at www.dermasciences.com under the heading “Investor Relations.” The information disclosed on our website is not incorporated by this reference and is not a part of this Annual Report on Form 10-K. We make available on our website, free of charge, our annual reports on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. The following corporate governance related documents are also available free on our website; Code of Ethics, Board Independency Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.

Item 1A. Risk Factors

We have a history of losses and can offer no assurance of future profitability.

We incurred net losses of $39,771,555, $23,964,053 and $12,070,431 in 2014, 2013 and 2012, respectively, and additional losses in previous years. At December 31, 2014, we had an accumulated deficit of $103,942,366. We cannot offer any assurance that we will be able to generate sustained or future earnings.

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

Sales of several of our wound care products depend partly on the ability of our customers to obtain reimbursement for the cost of our products from government health administration agencies such as Medicare and Medicaid and other Global Government Authorities. Government health administration agencies and private insurance firms continuously seek to reduce healthcare costs. Our ability to commercialize our products successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved medical products. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	Our ability to set a price we believe is fair for our products;
•	Our ability to generate revenues or achieve or maintain profitability; and
•	The availability to us of capital.

Payors are increasingly attempting to contain healthcare costs by limiting both coverage, which requires clinical data and the level of reimbursement, particularly for new therapeutic products or where fiduciary parties, including third party payors perceive that the target indication of the new product is well served by existing drugs or other treatments. Accordingly, even if coverage and reimbursement are provided, market acceptance of our products would be adversely affected if the amount of coverage and/or reimbursement available for the use of our products proved to be administratively burdensome or unprofitable for healthcare providers or less profitable than alternative treatments. In addition, reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products, as a result of these changes may affect our customers' revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers' healthcare services has the potential to significantly affect our operations and revenue.

There have been federal and state legislation changes which have subjected the pricing of healthcare goods and services to government control and made other changes to the U.S. healthcare system. While we cannot predict the outcome of current or future legislation, we anticipate, particularly given the recent enactment of healthcare reform legislation that Governmental Authorities will continue to introduce initiatives directed at lowering the total cost of healthcare. In addition, in certain foreign markets the pricing of drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain if future legislation, whether domestic or abroad, will be adopted that might affect our products. It is also uncertain what actions government including, federal and/or state, or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Any such healthcare reforms could have a material and adverse effect on the marketability of any products for which we ultimately receive FDA or other regulatory agency clearance/approval or for which we receive government sponsored reimbursements.

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

Government regulation plays a significant role in our ability to develop, manufacture, and market products.

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

A significant portion of our products are sourced in raw, semi-finished and finished form directly from third party suppliers. None of these sourced products presently account for more than 10% of our sales with the exception of MEDIHONEY and TCC-EZ. We maintain good relations with our third party suppliers. With the exception of MEDIHONEY, TCC-EZ and our AMNIO Products there are several third party suppliers available for each of our products. If a current supplier were unable or unwilling to continue to supply our products, sale of the affected products could be delayed for the period necessary to secure a replacement.

The technology utilized in many of our advanced wound care products is licensed from third parties and could become unavailable.

A significant percentage of our advanced wound care products utilize technology that we license on an exclusive basis from third parties. These products include MEDIHONEY dressings, BIOGUARD dressings, TCC-EZ total contact casts and our AMNIO Products. The licensing agreements that we have with the owner of the TCC-EZ technology is of limited duration and renewal of the agreement is at the discretion of the licensor. In addition, in some instances, the maintenance of the license agreements requires that we meet various minimum sales and/or minimum royalty requirements. If we fail to meet the minimum sales or minimum royalty requirements of a given license agreement, there is a possibility that the agreement will be cancelled or not renewed or that our exclusivity under the license agreement will be withdrawn. If any of these events were to occur, our ability to sell the products utilizing the licensed technology could be lost or compromised and our revenues and potential profits could be adversely affected.

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

We are subject to stringent medical device regulation and any adverse regulatory action may materially affect our financial condition and business operations.

Fraud, Abuse and False Claims

We are directly and indirectly subject to various federal and state laws governing relationships with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. Many states have laws similar to the federal law.

The Federal False Claims Act (“FCA”) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice (“DOJ”) on behalf of the government has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers including the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

The FDA has been increasing its scrutiny of the medical device industry and the government is expected to continue to scrutinize the industry closely with inspections, and possibly enforcement actions, by the FDA or other agencies. Additionally, the FDA may restrict manufacturing and impose other operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

Tissue Product Regulations

Our AMNIOEXCEL® and AMNIOMATRIX® products are derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, (“HCT/Ps”). An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”) are not subject to any premarket clearance or approval requirements and are subject to less stringent post-market regulatory requirements. There can be no assurance that the FDA will not, at some future point, take the position that our current or any future tissue products do not qualify for regulation as 361 HCT/Ps. Any regulatory reclassification could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. Moreover, increased regulatory scrutiny could lead to increased regulation of HCT/Ps, including 361 HCT/Ps.  We also cannot assure you that the FDA will not impose more stringent definitions with respect to products that qualify as 361 HCT/Ps. For example, one of the regulatory criteria is that the HCT/P be “minimally manipulated”. The FDA has recently issued a draft guidance document interpreting this requirement.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

Up to 5,031,040 shares of our common stock were potentially issuable at December 31, 2014 upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units. The shares of common stock potentially issuable upon conversion, exercise or vesting of these securities are substantial compared to the 25,319,203 shares of common stock outstanding at December 31, 2014.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low bid prices for the years 2010 through 2014 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014	$7.88	$15.51

Events that may affect our common stock price include:

•	Outcome of DSC127 development;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

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

None.

Item 2. Properties

Our headquarters are located in Princeton, New Jersey. In addition to the lease relative to our headquarters, we have entered into leases for office, manufacturing, and distribution facilities. Our facilities, locations, size, monthly rent and lease expirations are set forth in the table below:

Location	Use	Segment	Square Footage	Base Monthly Rent	Lease Expiration
Princeton, New Jersey	Corporate Headquarters	Other	15,065	$54,420	November 2018

Fenton, Missouri	Distribution	Advanced and Traditional Wound Care	42,400	$14,568	March 2021

Houston, Texas	Distribution	Traditional Wound Care	52,770	$17,781	March 2020

Toronto, Canada	Manufacturing, Distribution & Offices	Advanced and Traditional Wound Care and Other	76,399	$31,326	August 2017

Maidenhead, U.K.	Offices	Advanced and Traditional Wound Care	450	$2,350	March 2016

Nantong, China	Manufacturing & Offices	Traditional Wound Care	11,388	$2,065	December 2015

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” The following table sets forth the high and low bid prices for our common stock during each of the indicated calendar quarters:

Quarter Ended	High	Low

March 31, 2014	$15.51	$10.71
June 30, 2014	$13.02	$8.45
September 30, 2014	$12.02	$7.88
December 31, 2014	$9.45	$8.10

March 31, 2013	$12.89	$10.78
June 30, 2013	$14.92	$9.93
September 30, 2013	$15.45	$12.00
December 31, 2013	$13.24	$10.67

The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for our preferred stock.

Holders of common stock. As of the close of business on March 10, 2015 there were approximately 738 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater. On March 10, 2015, the closing sales price of our common stock as reported on the NASDAQ Capital Market was $7.40.

Dividends and dividend policy. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Securities authorized for issuance under equity compensation plans. The information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2015 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2014.

Recent sales of unregistered securities. All prior sales of unregistered securities have been previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. Selected Financial Data

The selected consolidated financial data presented below has been derived from our Consolidated Financial Statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included as Items 7 and 8, respectively, in this Annual Report.

	Selected Consolidated Financial Data
	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Comprehensive Loss Data:
Net sales	$83,745,680	$79,710,980	$72,648,198	$62,630,247	$56,474,056
Cost of sales	53,635,745	50,320,506	47,507,349	44,218,300	39,946,724
Gross profit	30,109,935	29,390,474	25,140,849	18,411,947	16,527,332
Selling, general and administrative	50,961,022	42,044,484	32,485,368	21,173,884	17,905,097
Research and development	19,253,059	11,335,672	7,123,123	1,057,094	292,660
Other (income) expense, net	(181,543)	(185,740)	(26,729)	451,842	354,478
Income tax (benefit) provision	(151,048)	160,111	(2,370,482)	69,538	423,961
Net loss	(39,771,555)	(23,964,053)	(12,070,431)	(4,340,411)	(2,448,864)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(216,710)	(370,880)	86,357	(102,409)	301,647
Unrealized gain (loss) on equity securities	48,125	(137,860)	-	-	-
Comprehensive loss	$(39,940,140)	$(24,472,793)	$(11,984,074)	$(4,442,820)	$(2,147,217)
Net loss per common share – basic and diluted	$(1.62)	$(1.40)	$(0.97)	$(0.49)	$(0.39)
Shares used in computing net loss per common share - basic and diluted	24,584,071	17,056,632	12,488,263	8,780,981	6,335,798

	At December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents and short term investments	$75,392,845	$21,979,586	$45,346,657	$22,335,350	$404,216
Working capital	$89,332,503	$40,040,002	$61,185,368	$34,855,480	$9,943,929
Total assets	$139,297,912	$88,576,353	$103,842,630	$58,623,892	$36,969,863
Stockholders’ equity	$125,564,664	$77,148,148	$93,711,193	$50,847,534	$26,680,713

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the results for each or our segments, an overview of our liquidity and capital resources and other items related to our business for the years ended December 31, 2014, 2013 and 2012. It contains forward-looking statements about our future revenue, operating results and expectations. See “Cautionary Statement Regarding Forward-Looking Statements” and the section in this annual report entitled “Risk Factors” for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with Part I of this annual report as well as our consolidated financial statements and notes thereto included in this annual report.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overview

The following table highlights the year ended December 31, 2014 versus 2013 operating results:

	Year Ended December 31,		Variance
	2014	2013
Gross sales	$94,008,003	$88,841,450	$5,166,553	5.8%
Sales adjustments	(10,262,323)	(9,130,470)	(1,131,853)	12.4%
Net sales	83,745,680	79,710,980	4,034,700	5.1%
Cost of sales	53,635,745	50,320,506	3,315,239	6.6%
Gross profit	30,109,935	29,390,474	719,461	2.4%

Selling, general and administrative expense	50,961,022	42,044,484	8,916,538	21.2%
Research and development expense	19,253,059	11,335,672	7,917,387	69.8%
Other income, net	(181,543)	(185,740)	4,197	*
Total expenses	70,032,538	53,194,416	16,838,122	31.7%
Loss before income taxes	(39,922,603)	(23,803,942)	(16,118,661)	67.7%
Income tax (benefit) provision	(151,048)	160,111	(311,159)	*
Net loss	$(39,771,555)	$(23,964,053)	$(15,807,502)	66.0%

* not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments are comprised of the following:

	Year Ended December 31,
	2014	2013
Gross sales	$94,008,338	$88,841,450
Trade rebates	(7,050,638)	(6,083,940)
Distributor fees	(1,083,584)	(984,947)
Sales incentives	(929,196)	(978,770)
Returns and allowances	(534,523)	(394,656)
Cash discounts	(664,717)	(688,157)
Total adjustments	(10,262,658)	(9,130,470)
Net sales	$83,745,680	$79,710,980

Trade rebates increased in 2014 versus 2013 principally due to higher sales in Canada and an increase in the rebate percentage due to a change in product mix towards higher rebated advanced wound care products, coupled with an increase in U.S. sales subject to rebate. The increase in distributor fees is commensurate with the increase in Canadian sales upon which the fees are based. The decrease in sales incentives reflects lower sales subject to incentives. Sales returns and allowances were impacted by higher U.S. sales in 2014 versus 2013. The decrease in cash discounts principally relates to a decrease in U.S. sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Beginning balance – January 1	$1,746,993	$2,466,091
Rebates paid	(6,917,106)	(6,803,038)
Rebates accrued	7,050,638	6,083,940
Ending balance – December 31	$1,880,525	$1,746,993

The $133,532 increase in the trade rebate reserve balance at December 31, 2014 from December 31, 2013 principally reflects an increase in sales subject to rebate in Canada and the U.S. There was no other significant change in the nature of our business in 2014 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the product line net sales and gross margin for the years ended December 31, 2014 versus 2013:

	Year Ended December 31,		Variance
	2014	2013
Net sales	$83,745,680	$79,710,980	$4,034,700	5.1%
Cost of sales	53,635,745	50,320,506	3,315,239	6.6%
Gross profit	$30,109,935	$29,390,474	$719,461	2.4%

Gross profit %	36.0%	36.9%

Net sales increased $4,034,700, or 5.1% (5.7% adjusted for exchange), in 2014 versus 2013. Advanced wound care sales increased $4,182,316, or 12.3%, to $38,110,851 in 2014 from $33,928,535 in 2013. Traditional wound care sales decreased $147,616, or 0.3%, to $45,634,829 in 2014 from $45,782,445 in 2013.

Sales from our U.S. operating subsidiaries increased $2,110,262, or 3.2%, to $67,458,532 in 2014 from $65,348,270 in 2013. The increase was driven by higher advanced wound care sales of $3,084,330, or 10.3%, partially offset by lower traditional wound care sales of $974,068, or 2.7%. The increase in U.S. advanced wound care sales was led by MEDIHONEY, TCC and AMNIO products. The traditional wound care sales decrease was driven by lower private label sales. The 2014 private label sales were unfavorably impacted by approximately $1,300,000 from the loss of a customer due to industry consolidation. Sales from our Canadian operating subsidiary increased $804,186, or 7.4% (14.1% adjusted for exchange), to $11,615,544 in 2014 from $10,811,358 in 2013. This increase was driven by an increase in sales to our exclusive distributor of $1,521,388 to support an increase in its inventory partially offset by unfavorable foreign exchange of $717,202. Sales from our Canadian distributor to end users increased one percent in 2014 versus the comparable period in the prior year. Sales from our international operating subsidiary increased $1,120,252, or 31.5% (26.5% adjusted for exchange) to $4,671,604 in 2014 from $3,551,352 in 2013. The increase was driven by higher United Kingdom advanced wound care sales along with favorable foreign exchange of $177,656.

Gross profit increased $719,461, or 2.4%, in 2014 versus 2013. Advanced wound care gross profit increased $1,333,147, or 7.9%, to $18,170,944 in 2014 from $16,837,797 in 2013. Traditional wound care gross profit decreased $613,686, or 4.9%, to $11,938,991 in 2014 from $12,552,677 in 2013. The overall gross profit margin percentage decreased to 36.0% in 2014 from 36.9% in 2013. The increase in gross profit dollars reflected higher sales partially offset by lower gross margin percentage. The lower gross margin percentage principally reflected higher manufacturing costs and sales adjustments, along with unfavorable foreign exchange. Manufacturing overhead costs increased reflecting additions of quality assurance personnel. Additionally, the manufacturing costs of the advanced wound care segment were unfavorably impacted by approximately $370,000 of costs associated with TCC manufacturing defects in 2014. Unfavorable foreign exchange impact reflected an 8.6% devaluation of the Canadian dollar in 2014 versus 2013.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2014 versus 2013:

	Year Ended December 31,		Variance
	2014	2013
Distribution	$2,484,458	$2,345,041	$139,417	5.9%
Marketing	8,638,756	5,480,275	3,158,481	57.6%
Sales	23,889,012	17,903,341	5,985,671	33.4%
General and administrative	15,948,796	16,315,827	(367,031)	(2.2)%
Total	$50,961,022	$42,044,484	$8,916,538	21.2%

Selling, general and administrative expenses increased $8,916,538, or 21.2% (21.7% adjusted for exchange), in 2014 versus 2013.

Distribution expense increased $139,417, or 5.9% (7.1% adjusted for exchange), in 2014 versus 2013. The increase reflected higher operating costs, principally compensation due to a growth driven increase in warehouse personnel, as well as repairs and maintenance on warehouse buildings and equipment.

Marketing expense increased $3,158,481, or 57.6% (57.7% adjusted for exchange), in 2014 versus 2013. The increase was attributable to higher compensation expense associated with the addition of five marketing, two clinical and one product development positions added in the second half of 2013 and early 2014, along with travel and recruiting fees associated with the addition of the new positions, and higher product development and consulting costs.

Sales expense increased $5,985,671, or 33.4% (33.5% adjusted for exchange), in 2014 versus 2013. The increase was principally attributable to incremental costs consisting of compensation and benefits, travel, recruiting, samples and tradeshow expenses to support the expansion of the advanced wound care sales force in the U.S and higher administrative fees associated with the expansion of our group purchasing program enrollment. Incremental growth related to international sales expansion also contributed to the increase.

General and administrative expenses decreased $367,031, or 2.2% (1.1% adjusted for exchange), in 2014 versus 2013. This decrease primarily reflected lower legal fees resulting from the absence of litigation expense incurred in 2013 and lower board of directors’ retirement associated costs, partially offset by due diligence costs incurred in 2014 for an acquisition transaction, higher compensation and benefits due to the addition of new positions, higher public and investor relations expenses, and other professional fees.

Research and Development Expense

Research and development expense increased $7,917,387, or 69.8%, to $19,253,059 in 2014 from $11,335,672 in 2013. The increase reflected the ongoing DSC127 Phase 3 related expenses, together with incremental pre-clinical DSC127 scar prevention and AMNIO post marketing clinical studies.

Other Income, net

Other income, net decreased $4,197 to $181,543 in 2014 from $185,740 in 2013 due principally to unfavorable foreign exchange, partially offset by a higher dividend received from Comvita Limited (“Comvita”) in 2014.

Income Tax Benefit

We recognized a $151,048 income tax benefit in 2014 consisting of a $169,789 foreign income tax benefit and a $18,741 U.S. income tax provision which relates solely to deferred taxes. The foreign income tax benefit relates primarily to the tax benefit recognized as a result of the net loss incurred by the Canadian operations, partially offset by taxes paid on the dividend from the Comvita investment. The deferred tax provision was due to differences in financial reporting and tax treatment of goodwill of $166,376 net of amortization for financial reporting but not tax purposes of acquired MedEfficiency identified intangible assets of $118,803 and a tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income of $28,832.

Due to uncertainties surrounding our ability to use our U.S. and U.K. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. and U.K. net deferred tax assets has been provided.

Net Loss

We generated a net loss of $39,771,555, or $1.62 per share (basic and diluted), in 2014 compared to a net loss of $23,964,053, or $1.40 per share (basic and diluted), in 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview

The following table highlights the year ended December 31, 2013 versus 2012 operating results:

	Year Ended December 31,		Variance
	2013	2012
Gross sales	$88,841,450	$83,024,063	$5,817,387	7.0%
Sales adjustments	(9,130,470)	(10,375,865)	1,245,395	12.0%
Net sales	79,710,980	72,648,198	7,062,782	9.7%
Cost of sales	50,320,506	47,507,349	2,813,157	5.9%
Gross profit	29,390,474	25,140,849	4,249,625	16.9%

Selling, general and administrative expense	42,044,484	32,485,368	9,559,116	29.4%
Research and development expense	11,335,672	7,123,123	4,212,549	59.1%
Other income, net	(185,740)	(26,729)	(159,011)	*
Total expenses	53,194,416	39,581,762	13,612,654	34.4%
Loss before income taxes	(23,803,942)	(14,440,913)	(9,363,029)	(64.8)%
Income tax expense (benefit)	160,111	(2,370,482)	2,530,593	*
Net loss	$(23,964,053)	$(12,070,431)	$(11,893,622)	(98.5)%

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

Trade rebates decreased in 2013 versus 2012 principally due to lower sales in Canada, and a decrease in the rebate percentage due to a change in product mix towards lower rebated products, partially offset by an increase in U.S. sales subject to rebate. The decrease in distributor fees is commensurate with the decrease in Canadian sales upon which the fees are based. The increase in sales incentives reflects higher sales subject to incentives. The increase in sales returns and allowances reflects higher U.S. sales in 2013 versus 2012. The increase in cash discounts principally relates to an increase in U.S. sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the years ended December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Beginning balance – January 1	$2,466,091	$2,195,006
Rebates paid	(6,803,038)	(7,352,512)
Rebates accrued	6,083,940	7,623,597
Ending balance – December 31	$1,746,993	$2,466,091

The $719,098 decrease in the trade rebate reserve balance at December 31, 2013 from December 31, 2012 principally reflects a decrease in sales subject to rebate in Canada, partially offset by an increase in U.S. sales subject to rebate. There was no other significant change in the nature of our business in 2013 as it relates to the accrual and subsequent payment of rebates.

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

Sales from our U.S. operating subsidiaries increased $9,795,177, or 17.6%, to $65,348,270 in 2013 from $55,553,093 in 2012. The increase was driven by higher advanced wound care sales of $8,331,887, or 38.8%, and traditional wound care sales of $1,463,290, or 4.3%. Excluding TCC sales, which were positively impacted by our April 2012 acquisition of MedEfficiency, advanced wound care sales increased by 30.2%, led by MEDIHONEY, XTRASORB and BIOGUARD. The traditional wound care sales increase was led by higher private label and first aid product sales which included an initial stocking order for a large U.S. retail pharmacy chain of approximately $1,100,000. Sales from our Canadian operating subsidiary decreased $3,586,741, or 24.9% (22.0% adjusted for exchange), to $10,811,358 in 2013 from $14,398,099 in 2012. This decrease was driven by lower end user demand of 7.4% due to business lost in 2013, a significant reduction in sales to our exclusive distributor as a result of the distributor’s decision to rebalance its inventory, and unfavorable exchange of $415,925 due to weakening of the Canadian dollar. Sales from our international operating subsidiary increased $854,346, or 31.7% (33.0% excluding exchange) to $3,551,352 in 2013 from $2,697,006 in 2012. The increase was driven by higher advanced wound care sales of $735,953 and traditional wound care sales of $118,393.

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

Marketing expense increased $1,907,646, or 53.4% (53.6% adjusted for exchange), in 2013 versus 2012. The increase was attributable to higher equity based compensation expense, two new marketing and two new clinical personnel added in 2012 and 2013, travel expenses, and promotional and product development costs principally in support of our advanced wound care growth initiatives, partially offset by lower recruiting costs.

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

Liquidity and Capital Resources

Cash Flow and Working Capital

At December 31, 2014 and 2013, we had cash and cash equivalents of $19,396,845 and $6,501,586, respectively. The $12,895,259 increase in cash and cash equivalents reflected net cash provided by financing activities of $82,586,676 and an exchange rate effect on cash which increased cash by $178,937, partially offset by cash used in investing activities of $43,863,216 and operating activities of $26,007,138.

Net cash provided by financing activities of $82,586,676 included net proceeds of $80,616,032 from the issuance of common stock and $2,270,714 from the exercise of warrants and stock options, partially offset by the payment of payroll withholding taxes related to stock compensation of $300,070 in connection with net share settlements.

Net cash used in investing activities of $43,863,216 included cash used for the net purchase of investments of $41,005,693, which included $1,483,693 to purchase additional shares of Comvita stock, $1,732,523 for capital expenditures and $1,250,000 for the payment of the BioDLogics, LLC (“BioD”) license fee partially offset by a $125,000 reimbursement for the MEDIHONEY coating technology. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Net cash used in operating activities of $26,007,138 resulted from $29,690,705 cash used in operations (net loss plus non-cash items) together with $3,683,567 cash provided by the net change in operating assets and liabilities. Lower inventory and prepaid expenses, and higher accounts payable and accrued liabilities, partially offset by higher receivables, were the main drivers behind the net cash provided by the net change in operating assets and liabilities. The increase in receivables reflects a higher level of sales as well as timing of payments. The decrease in inventory reflected planned reductions in first-aid division inventory. The decrease in prepaid expenses reflected timing of advance payments for the Phase 3 clinical trial and other operating expenditure payments. The increase in accounts payable reflected the increase in the level of business activity, while the increase in accrued expenses and other current liabilities principally reflected higher accrued commissions and bonus.

Working capital increased $49,292,501 at December 31, 2014 to $89,332,503 from $40,040,002 at December 31, 2013. This increase principally reflected the net cash provided by the issuance of common stock and the exercise of warrants and stock options, partially offset by the net cash outflow from operating activities and the net purchase of investments. We believe this level of working capital is sufficient to support our existing operations for the next twelve months.

Contractual Obligations

Our cash requirements as of December 31, 2014 for contractual obligations were as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases (1)	$6,390,795	$1,607,369	$3,045,121	$1,408,366	$329,939

(1)	Represents minimum future lease payments under existing operating leases.

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

The launch of a number of advanced wound care product line extensions in recent years and the acquisition of the MedEfficiency line of TCC products in April 2012 and the licensing of the BioD human placental products in January 2014 bodes well for the future growth of our higher-margined advanced wound care products both domestically and abroad.

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. We have an established presence in EMEA through a direct sales organization in the U.K. and through distributors in a number of other countries. We are in the process of building our presence in APLA employing the distribution model. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of DSC127 is estimated to be three to four years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. FDA), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. Our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials during the first quarter of 2013 we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the clinical research organization managing the trials and others to ensure the trials are progressing. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $62.5 to $67.5 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of diabetic foot ulcers, we have initiated pre-clinical activities for scar prevention, and anticipate having initial data in 2015 to help determine whether or not to progress towards an Investigational New Drug application. In March 2015 the Company hired a Chief Medical Officer to oversee all clinical research activities.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the cash, cash equivalents and short term investments on hand as of December 31, 2014, we anticipate having sufficient liquidity to meet our existing operating and product development needs for the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital through licensing the rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

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

We provide our customers certain limited return rights and we have a formal returned goods policy that guides the disposition of returns with our customers. We accrue for sales returns and allowances and cash discounts monthly based on current sales and historical activity. We do not offer our customers price protection rights or concessions. Returns were less than 1% of gross sales in 2014, 2013 and 2012.

We continually monitor the factors that influence rebates and fees, returns and allowances, and other discounts and sales incentives and make adjustments as necessary.

Goodwill

At December 31, 2014, we had $13,457,693 of goodwill of which $6,337,967 related to the MedEfficiency acquisition in April 2012, $4,679,684 related to the First Aid Products acquisition in November 2007, and $2,440,042 related to the Western Medical acquisition in April 2006. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The assessment is performed using the two-step process required by accounting guidance relating to goodwill. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. For 2014 and 2013, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

The cash generating unit level or reporting unit at which we test goodwill for impairment is the operating segment level. Products are allocated to each segment based on the nature and intended use of the product. The Medefficiency goodwill is allocated to our advanced wound care segment and the First Aid Products and Western Medical goodwill to our traditional wound care segment.

For 2014 and 2013 and consistent with prior periods, we estimated the fair value of our segments using the “income approach,” where we use a discounted cash flow model (“DCF”) in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a segment and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets.

Significant estimates used in the fair value calculation include: (i) estimates of future revenue and expense growth; (ii) future estimated effective tax rates; (iii) future estimated capital expenditures; (iv) future required investments in working capital; (v) average cost of capital; and (vi) the terminal value of the reporting unit.

The amount and timing of future cash flows within our DCF analysis is based on our five year forecast. Beyond our five year forecast we assumed a terminal value to calculate the value of cash flows beyond the last projected period in our DCF analysis. Annual revenue growth rates in our DCF model reflect expected growth in our advanced and traditional wound care products. The weighted average cost of capital used to discount cash flows for the annual 2014 goodwill impairment test ranged from 15% to 23% dependent on respective business segment.

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

Stock-Based Compensation

We record compensation expense associated with stock options and other equity-based compensation based on the fair value at the grant date, amortized over the requisite service and performance periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model for service and performance based awards. We use the quoted market price for service and performance based restricted share units and binomial/lattice option pricing model for market based awards. Significant judgment and the use of estimates to value the equity-based compensation, particularly surrounding Black-Scholes or binomial/lattice pricing model assumptions such as stock price volatility and expected option lives are made.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We have investments in certificates of deposit with maturities of up to one year. It is our intention to hold these investments to maturity and therefore we have no exposure to fluctuations in interest rates. Based on the absence of any term loan borrowings as of December 31, 2014, a 50 basis point fluctuation in short-term interest rates would have no impact on our expected pre-tax income on an annual basis.

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

Foreign Exchange Risk

In 2014, we generated approximately 76 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has their own functional currencies. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Exchange gains and losses are recognized as incurred in our Consolidated Statement of Comprehensive Loss, which historically have not been material. Fluctuations in exchange rates affect our results of operations, financial position and cash flows. We currently do not hedge our exposure to fluctuations in exchange rates.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Derma Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Derma Sciences Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 11, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Derma Sciences, Inc.:

We have audited Derma Sciences, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Derma Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Derma Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Derma Sciences, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 11, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 11, 2015

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
ASSETS	2014	2013
Current Assets
Cash and cash equivalents	$19,396,845	$6,501,586
Short-term investments	55,996,000	15,478,000
Accounts receivable, net	8,758,034	7,332,756
Inventories	13,280,940	16,472,640
Prepaid expenses and other current assets	3,411,934	3,746,753
Total current assets	100,843,753	49,531,735
Long-term investments	8,422,790	7,858,140
Equipment and improvements, net	3,614,439	2,953,469
Identifiable intangible assets, net	12,815,504	14,635,998
Goodwill	13,457,693	13,457,693
Other assets	143,733	139,318
Total Assets	$139,297,912	$88,576,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,058,892	$4,522,508
Accrued expenses and other current liabilities	6,452,358	4,969,225
Total current liabilities	11,511,250	9,491,733
Long-term liabilities	521,358	242,325
Deferred tax liability	1,700,640	1,694,147
Total Liabilities	13,733,248	11,428,205

Commitments and Contingencies (note 14)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding 73,332 at December 31, 2014 and December 31, 2013 (liquidation preference of $3,222,368 at December 31, 2014)	733	733
Common stock, $.01 par value; 50,000,000 shares authorized; issued and outstanding 25,319,203 at December 31, 2014 and 17,347,071 at December 31, 2013	253,192	173,471
Additional paid-in capital	228,341,542	140,064,607
Accumulated other comprehensive income	911,563	1,080,148
Accumulated deficit	(103,942,366)	(64,170,811)
Total Stockholders’ Equity	125,564,664	77,148,148
Total Liabilities and Stockholders’ Equity	$139,297,912	$88,576,353

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2014	2013	2012
Net Sales	$83,745,680	$79,710,980	$72,648,198
Cost of sales	53,635,745	50,320,506	47,507,349
Gross Profit	30,109,935	29,390,474	25,140,849
Operating expenses
Selling, general and administrative	50,961,022	42,044,484	32,485,368
Research and development	19,253,059	11,335,672	7,123,123
Total operating expenses	70,214,081	53,380,156	39,608,491
Operating loss	(40,104,146)	(23,989,682)	(14,467,642)
Other income, net	(181,543)	(185,740)	(26,729)
Loss before income taxes	(39,922,603)	(23,803,942)	(14,440,913)
Income tax (benefit) provision	(151,048)	160,111	(2,370,482)
Net Loss	(39,771,555)	(23,964,053)	(12,070,431)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(216,710)	(370,880)	86,357
Unrealized gain (loss) on equity securities, net of taxes	48,125	(137,860)	-
Total other comprehensive (loss) income	(168,585)	(508,740)	86,357
Comprehensive Loss	$(39,940,140)	$(24,472,793)	$(11,984,074)
Net loss per common share – basic and diluted	$(1.62)	$(1.40)	$(0.97)
Shares used in computing net loss per common share – basic and diluted	24,584,071	17,056,632	12,488,263

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2012	73,332	$733	10,577,632	$105,776	$77,374,821	$1,502,531	$(28,136,327)	$50,847,534
Net loss	-	-	-	-	-	-	(12,070,431)	(12,070,431)
Foreign currency translation adjustment	-	-	-	-	-	86,357	-	86,357
Issuance of common stock, net of issuance costs of $4,605,439	-	-	5,646,300	56,463	51,404,590	-	-	51,461,053
Shares withheld for minimum payroll taxes	-	-	-	-	(80,550)	-	-	(80,550)
Exercise of warrants and options, net of issuance costs of $10,560	-	-	255,210	2,552	1,223,068	-	-	1,225,620
Vesting of restricted stock units	-	-	43,081	431	(431)	-	-	-
Issuance of common stock	-	-	2,500	25	(25)	-	-	-
Stock-based compensation	-	-	-	-	2,241,610	-	-	2,241,610
Balance, December 31, 2012	73,332	733	16,524,723	165,247	132,163,083	1,588,888	(40,206,758)	93,711,193
Net loss	-	-	-	-	-	-	(23,964,053)	(23,964,053)
Foreign currency translation adjustment	-	-	-	-	-	(370,880)	-	(370,880)
Unrealized loss on investment	-	-	-	-	-	(137,860)	-	(137,860)
Shares withheld for minimum payroll taxes	-	-	-	-	(228,149)	-	-	(228,149)
Exercise of warrants and options, net of issuance costs of $45,368	-	-	556,855	5,568	2,811,433	-	-	2,817,001
Vesting of restricted stock units	-	-	120,957	1,210	(1,210)	-	-	-
Issuance of common stock	-	-	4,450	45	(45)	-	-	-
Stock-based compensation	-	-	-	-	5,320,896	-	-	5,320,896
Preferred stock reset (note 10)	-	-	140,086	1,401	(1,401)	-	-	-
Balance, December 31, 2013	73,332	733	17,347,071	173,471	140,064,607	1,080,148	(64,170,811)	77,148,148
Net loss	-	-	-	-	-	-	(39,771,555)	(39,771,555)
Foreign currency translation adjustment	-	-	-	-	-	(216,710)	-	(216,710)
Unrealized gain on investment, net of taxes of $28,832	-	-	-	-	-	48,125	-	48,125
Shares withheld for minimum payroll taxes	-	-	-	-	(300,070)	-	-	(300,070)
Exercise of warrants and options, net of issuance costs of $7,500	-	-	351,651	3,516	2,267,198	-	-	2,270,714
Vesting of restricted stock units	-	-	119,084	1,191	(1,191)	-	-	-
Issuance of common stock, net of issuance costs of $5,633,968	-	-	7,500,000	75,000	80,541,032	-	-	80,616,032
Stock-based compensation	-	-	-	-	5,640,230	-	-	5,640,230
Issuance of warrant	-	-	-	-	129,750	-	-	129,750
Preferred stock reset (note 10)	-	-	1,397	14	(14)	-	-	-
Balance, December 31, 2014	73,332	$733	25,319,203	$253,192	$228,341,542	$911,563	$(103,942,366)	$125,564,664

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
Operating Activities
Net loss	$(39,771,555)	$(23,964,053)	$(12,070,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment and improvements	868,052	878,151	1,021,402
Amortization of identifiable intangible assets	3,075,244	2,842,885	2,274,161
Provision for bad debts	67,702	43,930	49,492
Provision for sales adjustments	34,508	38,257	69,091
Provision for inventory obsolescence	83,848	7,317	350,798
Loss on disposal of equipment	7,549	11,917	31,424
Deferred rent	288,812	(13,215)	9,491
Stock-based compensation	5,640,230	5,320,896	2,241,610
Deferred income taxes	14,905	132,156	(2,507,355)
Changes in operating assets and liabilities:
Accounts receivable	(1,437,555)	(266,828)	(329,962)
Inventories	2,613,940	(3,042,090)	(3,265,213)
Prepaid expenses and other current assets	233,209	(589,842)	(812,983)
Other assets	(8,268)	(77,023)	(4,535)
Accounts payable	679,922	574,347	(399,919)
Accrued expenses and other current liabilities	1,602,319	901,038	1,438,656
Net cash used in operating activities	(26,007,138)	(17,202,157)	(11,904,273)
Investing Activities
Investment in acquired business, net of cash acquired	-	-	(14,357,578)
Purchase of investments	(91,483,693)	(33,723,000)	(6,469,000)
Proceeds from sale of investments	50,478,000	14,477,000	7,715,000
Purchase of equipment and improvements	(1,732,523)	(695,776)	(826,208)
Purchase of intangible assets	(1,125,000)	(350,000)	(2,300,000)
Proceeds from sale of equipment	-	-	47,215
Net cash used in investing activities	(43,863,216)	(20,291,776)	(16,190,571)
Financing Activities
Proceeds from the sale of common stock, net of costs	80,616,032	-	51,461,053
Proceeds from exercise of stock options and warrants, net of costs	2,270,714	2,817,001	1,225,620
Payment of withholding taxes related to employee stock compensation	(300,070)	(228,149)	(80,550)
Net cash provided by financing activities	82,586,676	2,588,852	52,606,123
Effect of exchange rate changes on cash	178,937	(209,990)	(4,972)
Net increase (decrease) in cash and cash equivalents	12,895,259	(35,115,071)	24,506,307
Cash and cash equivalents
Beginning of year	6,501,586	41,616,657	17,110,350
End of year	$19,396,845	$6,501,586	$41,616,657
Supplemental disclosures of cash flow information:

Issuance of a warrant in connection with licensing agreement	$129,750	$-	$-

Cash paid during the year for:
Interest	$7,785	$893	$2,200
Taxes	$80,940	$-	$-

See accompanying consolidated notes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Description of Business

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

Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates during the period. Translation adjustments are reported as a component of stockholders’ equity in accumulated other comprehensive income. For the Company’s foreign subsidiaries, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in an expense of $407,988 and income of $140,721 and $47,738 for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in the Consolidated Statement of Comprehensive Loss as follows:

	2014	2013	2012

Cost of sales	$421,525	$57,894	$7,031
Other income, net	(13,537)	(198,615)	(54,769)

Total	$407,988	$(140,721)	$(47,738)

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Customer and Vendor Concentrations - In 2014, 2013 and 2012 the Company had a major Canadian customer comprising 14%, 14% and 20%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at December 31, 2014. The Company purchases critical components of its products from sole-supply vendors, and if these vendors are unable or unwilling to supply the required components there could be a material adverse effect on the Company’s business, as well as its financial condition and results of operations. Sales of these products represented 32%, 29% and 20% of total sales for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Identifiable Intangible Assets – Identifiable intangible assets, which consist of product license rights, developed technology and supply agreements, and other identifiable intangible assets, are amortized over five to 13 years on a straight-line basis.

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. In 2014, 2013 and 2012, the Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows were required. The Company records interest and penalties related to tax matters within other income, net on the accompanying Consolidated Statements of Comprehensive Loss. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2011 are no longer subject to federal examination. However, the Company's federal net operating losses for tax years 2000 through 2010 will remain subject to examination until the losses are utilized or expire. State tax years 2010 to 2014 remain open to examination by the various state jurisdictions in which the Company is subject to tax. Tax years prior to 2005, as well as the 2006 tax year, are no longer subject to examination in Canada. The U.K. tax returns prior to 2012 are no longer subject to examination.

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

Advertising and Promotion Costs – Advertising and promotion costs are charged to expense as incurred and were $3,531,561, $3,082,221 and $2,243,387 in 2014, 2013 and 2012, respectively.

Royalties – The Company recognizes royalty expenses associated with the products sold at the time the related sale occurs and records them as a component of cost of sales. Royalty expense for the years ended December 31, 2014, 2013 and 2012 was $1,853,187, $1,741,742 and $1,395,567, respectively.

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted share units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the years ended December 31, 2014, 2013 and 2012 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2014	2013	2012
Excluded dilutive shares:
Convertible preferred stock	73,332	73,332	73,332
Additional stock issuable related to conversion of preferred stock	49,782	49,154	-
Restricted share units	651,883	720,550	786,900
Stock options	2,166,959	1,814,233	1,639,985
Warrants	2,089,084	2,305,272	2,930,154

Total dilutive shares	5,031,040	4,962,541	5,430,371

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

MedEfficiency develops, manufactures and markets medical devices for treating chronic wounds and lower extremity injuries, specializing in TCC products. The TCC-EZ total contact cast system is MedEfficiency’s lead product, in addition to a line of traditional and specialized contact casts and related equipment. The Company has distributed MedEfficiency’s TCC products since 2008 under an exclusive distribution agreement.

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

Investment in equity securities

In 2013, the Company purchased 2,272,277 shares of Comvita Limited (“Comvita”) common stock for $7,000,000. In conjunction with this investment, the Company’s chairman and chief executive officer was named to Comvita’s board of directors. In 2014, the Company purchased an additional 530,000 shares of Comvita common stock for $1,483,693 for a total investment of $8,483,693. At December 31, 2014, the 2,802,277 shares of Comvita common stock owned by the Company represented 7.1% of Comvita’s outstanding shares.

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other income. The investment is classified as a long term asset. As of December 31, 2014, the fair value of the Comvita common stock was $8,422,790 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The $60,903 decrease in fair value from cost was recorded in accumulated other comprehensive income. For the years ended December 31, 2014 and 2013, Comvita declared a dividend, the Company’s share of which was $226,318 and $75,421, net of taxes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Cash and cash equivalents and investments at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013

Cash	$7,665,958	$5,265,903
Money market mutual funds	11,730,887	1,235,683
Cash and cash equivalents	19,396,845	6,501,586
Investments in debt securities	55,996,000	16,474,000
Investment in equity securities	8,422,790	6,862,140
Total investments	64,418,790	23,336,140

Total cash and cash equivalents and investments	83,815,635	$29,837,726

The following table provides fair value information as of December 31, 2014:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$19,396,845	$19,396,845	$-	$-

Investments in debt securities	55,996,000	55,995,556	-	-
Investment in equity securities	8,422,790	8,422,790	-	-

Total investments	64,418,790	64,418,346	-	-

Total	$83,815,635	$83,815,191	$-	$-

The following table provides fair value information as of December 31, 2013:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$6,501,586	$6,501,586	$-	$-

Investments in debt securities	16,474,000	16,463,473	-	-
Investment in equity securities	6,862,140	6,862,140	-	-

Total investments	23,336,140	23,325,613	-	-

Total	$29,837,726	$29,827,199	$-	$-

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

5.	Accounts Receivable, net

Accounts receivable, net includes the following:

	December 31,
	2014	2013

Accounts receivable	$9,289,239	$7,781,482
Less: Allowance for doubtful accounts	(136,995)	(97,729)
Allowance for trade rebates	(257,815)	(218,700)
Allowance for cash discounts and returns	(136,395)	(132,297)

Accounts receivable, net	$8,758,034	$7,332,756

6.	Inventories

Inventories include the following:

	December 31,
	2014	2013
Finished goods	$8,386,356	$11,044,746
Work in process	838,679	1,009,315
Packaging materials	1,343,927	1,408,521
Raw materials	2,711,978	3,010,058

Total inventory	$13,280,940	$16,472,640

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

7.	Equipment and Improvements, net

Equipment and improvements, net include the following:

	December 31,
	2014	2013
Machinery and equipment	$7,306,132	$7,102,144
Furniture and fixtures	1,220,799	911,879
Leasehold improvements	2,769,371	2,300,500

	11,296,302	10,314,523
Less: accumulated depreciation	(7,681,863)	(7,361,054)

Total equipment and improvements, net	$3,614,439	$2,953,469

8.	Identifiable Intangible Assets, net

Costs of identifiable intangible assets associated with previous acquisitions, as well as payments in connection with obtaining product license rights, are included as identifiable intangible assets. See Note 3 for the acquisition completed in 2012 and Note 14 for product license rights agreements.

Identifiable intangible assets, net include the following:

	December 31,		Amortization Period
	2014	2013

Product license rights	$9,346,876	$8,217,126	6-10 years
Developed technology and supply agreements	7,700,000	7,700,000	5-7 years
Other	6,400,000	6,400,000	5-13 years

	23,446,876	22,317,126
Less accumulated amortization	(10,631,372)	(7,681,128)

Total identifiable intangible assets, net	$12,815,504	$14,635,998

During the years ended December 31, 2014, 2013 and 2012, amortization expense was recorded as follows:

	2014	2013	2012

Cost of sales	$2,300,244	$2,009,472	$1,461,411
Selling, general and administrative expenses	775,000	833,413	812,750

Total amortization expense	$3,075,244	$2,842,885	$2,274,161

Amortization expense for product license rights and developed technology and supply agreements is included as a component of cost of sales and amortization of other identifiable intangible assets is included in selling, general and administrative expense in the Consolidated Statement of Comprehensive Loss.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Amortization expense for 2014, 2013 and 2012 and estimated amounts thereafter by year are as follows:

	Product License Rights	Developed Technology and Supply Agreements	Other	Total
Amortization expense for year ended December 31, 2014	$1,194,529	$1,105,715	$775,000	$3,075,244

Weighted Average Remaining Useful Life	5.2	4.3	2.4	4.0

Amortization expense for year ended December 31, 2013	$908,758	$1,100,714	$833,413	$2,842,885

Amortization expense for year ended December 31, 2012	$692,363	$769,048	$812,750	$2,274,161

Estimated amortization expense for years ending December 31,

2015	1,104,213	1,105,715	775,000	2,984,928
2016	1,104,213	1,105,715	626,250	2,836,178
2017	1,104,213	1,105,715	281,667	2,491,595
2018	1,104,213	1,025,295	165,000	2,294,508
2019	1,017,249	382,084	165,000	1,564,333
Thereafter	347,655	-	296,307	643,962

	$5,781,756	$4,724,524	$2,309,224	$12,815,504

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2014	2013

Accrued compensation and related taxes	$2,930,525	$2,529,211
Accrued Canadian sales rebate, net (note 14)	633,162	252,671
Accrued royalties	463,823	361,559
Accrued sales incentives and other fees	557,918	546,296
Other	1,866,930	1,279,488

Total accrued expenses and other current liabilities	$6,452,358	$4,969,225

At December 31, 2014 and 2013, the amount of the Canadian accrued sales rebate and other reserves exceeded the amount of the underlying trade receivables outstanding. The net credit balance in trade receivables was reclassified for financial reporting purposes to accrued expense to recognize it as a net liability.

10.	Stockholders’ Equity

Preferred Stock

There are 18,598 shares of series A convertible preferred stock outstanding at December 31, 2014. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and has voting rights identical to the common stock on all other matters.

There are 54,734 shares of series B convertible preferred stock outstanding at December 31, 2014. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and has voting rights identical to the common stock on all other matters.

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

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that impact the above described adjustments to the preferred stock conversion ratios. As of December 31, 2014, current series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price. In 2014 and 2013, the Company issued 1,397 and 140,086 common shares to prior holders of the preferred stock based on the adjustment of the conversion ratios, respectively.

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

On May 20, 2014, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock from 35,000,000 to 50,000,000. On June 6, 2014, the Company amended its Certificate of Incorporation to reflect the increase in the number of authorized shares of common stock. During 2014, the Company issued 7,972,132 shares of common stock consisting of: 7,500,000 shares in connection with the January 29, 2014 equity offering; 351,651 shares upon the exercise of stock purchase warrants and options for which the Company received $2,270,714; 119,084 shares in connection with the vesting of 148,050 restricted share units, net of the shares withheld for payment of withholding taxes; and 1,397 shares in connection with preferred stock conversion ratio adjustments.

On May 29, 2013, the Company amended its Certificate of Incorporation to reflect an increase in the number of authorized shares of common stock from 25,000,000 to 35,000,000.

During 2013, the Company issued 822,348 shares of common stock consisting of 556,855 shares upon the exercise of stock purchase warrants and options for which the Company received $2,817,001 (net of $45,368 in expenses), 140,086 shares in connection with the preferred stock ratio adjustments, 120,957 shares in connection with the vesting of 145,650 restricted share units, net of the shares withheld for payment of withholding taxes, and 4,450 shares to a retired director of the Company for consulting services.

In 2012, the Company received net cash proceeds of $51,461,053 (net of $4,605,439 in commission and other offering expenses) from the sale of 5,646,300 shares of common stock. On April 5, 2012, 2,125,000 common stock shares were sold at $9.25 per share and on December 5, 2012, 3,521,300 common stock shares were sold at $10.34 per share. The Company used the net proceeds from the offerings for the development of its pharmaceutical product DSC127 and for general corporate purposes.

During 2012, the Company issued 255,210 shares of common stock upon the exercise of stock purchase warrants and options and received $1,225,620 (net of $10,560 in issuance costs), 43,081 net shares of common stock in connection with the vesting of 51,500 restricted share units, net of the shares withheld for payment of withholding taxes, and 2,500 shares of common stock to a retiring director of the Company for past services.

Stock Purchase Warrants

At December 31, 2014, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

N	100,000	$6.25	February 22, 2015
O	98,234	$5.50	February 22, 2015
P	2,187	$6.25	February 16, 2015
Q	133,333	$5.50	February 22, 2015
R	1,705,330	$9.90	June 22, 2016
S	50,000	$11.81	January 14, 2019

Total	2,089,084

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

During 2014, a total of 266,188 warrants were exercised on a for cash and cashless basis consisting of 132,666 Series O, 127,272 Series R, and 6,250 Series L warrants. A total of 264,611 shares of common stock were issued in connection with the 2014 warrant exercises. Additionally, in 2014, a total of 50,000 Series S warrants were forfeited. In 2013, a total of 624,882 warrants were exercised on a for cash and cashless basis consisting of 367,814 Series K, 200,893 Series J, 53,667 Series O, and 2,508 Series P warrants. A total of 421,465 shares of common stock were issued in connection with the 2013 warrant exercises. In 2012, a total of 135,548 warrants were exercised on a cash basis consisting of 47,333 Series O, 66,965 Series J and 21,250 Series K warrants. A total of 135,548 shares of common stock were issued in connection with the 2012 warrant exercises.

Equity Based Compensation

Under the Derma Sciences, Inc. 2012 Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue shares of common stock. On May 20, 2014, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock the Company can issue from 4,500,000 to 6,000,000. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At December 31, 2014, options to purchase 2,166,959 shares and 651,883 restricted share units were issued and outstanding under the EIP Plan and 2,366,472 shares were available for grant.

Stock Options

The EIP Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

For the years ended December 31, 2014, 2013 and 2012, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012

Risk-free interest rate	1.79%	1.22%	1.11%
Volatility factor	63.2%	69.9%	73.6%
Dividend yield	0%	0%	0%
Expected option life (years)	5.79	6.14	6.25

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A summary of the Company’s stock option activity and related information for the years ended December 31, 2014, 2013 and 2012 follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2012	1,582,683	$5.82

Granted	268,160	$8.93
Forfeited	(61,825)	$7.53
Exercised	(149,033)	$4.37
Outstanding – December 31, 2012	1,639,985	$6.38

Granted	421,480	$12.14
Forfeited	(36,878)	$10.99
Exercised	(184,824)	$5.50
Expired	(25,530)	$13.16
Outstanding – December 31, 2013	1,814,233	$7.67

Granted	637,383	$12.98
Forfeited	(116,765)	$12.48
Exercised	(145,053)	$6.42
Expired	(22,839)	$10.70
Outstanding – December 31, 2014	2,166,959	$9.03

Exercisable at December 31, 2014	1,618,949	$7.84
Expected to vest at December 31, 2014	2,145,289	$9.03

During 2014, the Company granted 452,057 service based options and 185,326 performance based options to Company employees, directors and consultants. During 2013, the Company granted 300,880 service based options and 120,600 performance based options to Company employees, directors and consultants. During 2012, the Company granted 199,460 service based options and 68,700 performance based options to Company employees, directors and consultants. The weighted average fair value per share of options granted during the years ended December 31, 2014, 2013 and 2012 was $7.63, $8.30 and $5.93, respectively.

During 2014, 145,053 stock options were exercised on a for cash and cashless basis. A total of 87,040 shares of common stock were issued in connection with the 2014 stock option exercises. During 2013, 184,824 stock options were exercised on a for cash and cashless basis. A total of 135,390 shares of common stock were issued in connection with the 2013 stock option exercises. During 2012, 149,033 stock options were exercised on a for cash and cashless basis. A total of 119,662 common stock shares were issued in connection with the 2012 stock option exercises.

The aggregate intrinsic value of outstanding and exercisable stock options was $3,750,551 and $3,725,913, respectively, at December 31, 2014. The intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the year of $9.31 and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all exercised their options on December 31, 2014. The intrinsic value of options exercised in 2014, 2013 and 2012 was $684,060, $1,286,818 and $792,315, respectively.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$2.88 - $4.00	227,586	2.38	$3.43	227,586	$3.43
$4.01 - $6.00	389,537	4.67	$5.06	389,537	$5.06
$6.01 - $10.00	591,675	6.02	$8.04	543,864	$7.97
$10.01 - $13.99	958,161	8.59	$12.58	457,962	$12.26

	2,166,959	6.53	$9.03	1,618,949	$7.84

During the years ended December 31, 2014, 2013, and 2012 stock option compensation expense was recorded as follows:

	2014	2013	2012

Cost of sales	$178,899	$95,726	$39,789
Selling, general and administrative expenses	2,625,129	2,087,827	1,470,269
Research and development	194,427	165,581	103,289

Total stock option compensation expense	$2,998,455	$2,349,134	$1,613,347

As of December 31, 2014, there was $2,666,813 of unrecognized compensation cost related to non-vested service based awards granted under the plan. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.80 years. There was no unrecognized compensation cost related to non-vested performance based awards at December 31, 2014.

Restricted Share Units

The Company has issued service, performance and market based restricted share units to employees and directors of the Company. Expense for restricted share awards is amortized on a straight-line basis over the awards’ vesting period.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value
Unvested – January 1, 2012	51,500	$7.07

Granted	786,900	$8.78
Vested	(51,500)	$7.07
Unvested – December 31, 2012	786,900	$8.78

Granted	79,300	$13.65
Vested	(145,650)	$10.18
Unvested – December 31, 2013	720,550	$9.03

Granted	101,100	$10.05
Vested	(148,050)	$11.86
Cancelled	(21,717)	$12.78
Unvested – December 31, 2014	651,883	$8.47

In connection with the vesting of restricted share unit awards during the year ended December 31, 2014, 28,966 common stock shares with a fair value of $300,070 were withheld in satisfaction of employee tax withholding obligations. In connection with the vesting of restricted share unit awards during the year ended December 31, 2013, 24,693 common stock shares with a fair value of $228,149 were withheld in satisfaction of employee tax withholding obligations. In connection with the vesting of restricted share unit awards during the year ended December 31, 2012, 8,419 common stock shares with a fair value of $80,550 were withheld in satisfaction of employee minimum tax withholding obligations.

During 2014, 2013 and 2012, restricted share unit compensation expense was $2,593,239, $2,634,340 and $490,870, respectively, and included in selling, general and administrative expense.

As of December 31, 2014, the intrinsic value of the non-vested awards was $6,069,031 and there was $2,793,562 of unrecognized compensation cost related to unvested restricted share unit awards. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 0.96 years.

In consideration of prior service, the Company accelerated the vesting of any unvested stock options and the restricted share units scheduled to vest in 2014 of a retiring director and extended the date to exercise vested stock options to 24 months (versus 90 days) from the date of retirement. An additional $48,536 of stock based compensation expense was recognized during 2014 and included in selling, general and administrative expense in connection with the retirement. During 2013, in consideration of prior service to the Company, a retiring director received 5,000 restricted share units, accelerated vesting of any unvested stock options and restricted share units and extended the date to exercise vested stock options to the earlier of 36 months or the awards original expiration date (versus 90 days) from the date of the retirement. Also, during 2013, the Company granted 4,450 shares of common stock to a former director for consulting services. An additional $337,422 of stock based compensation expense was recognized during 2013 and included in selling, general and administrative expense in connection with these activities. During 2012, in consideration of prior service to the Company, a retiring director received 2,500 shares of common stock, acceleration of vesting of any unvested restricted share units and extension of the date to exercise vested stock options to 36 months (versus 90 days) as of that date. For 2012 a charge of $137,393 was included in stock based compensation in connection with these benefits.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Shares Reserved for Future Issuance

At December 31, 2014, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (Series A – B)	73,332
Additional stock issuable related to conversion of preferred stock	49,782
Common stock options outstanding	2,166,959
Common stock warrants outstanding	2,089,084
Restricted share units outstanding	651,883
Common stock equivalents available for grant	2,366,472
Total common stock shares reserved	7,397,512

11.	Operating Segments

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Operating segment sales, gross profit, segment contribution and other related information for 2014, 2013 and 2012 are as follows:

	Year Ended December 31, 2014
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$38,110,851	$45,634,829	$-	$-	$83,745,680
Gross profit	18,170,944	11,938,991	-	-	30,109,935
Direct expense	(30,919,972)	(5,193,516)	(18,926,940)	-	(55,040,428)
Segment contribution	$(12,749,028)	$6,745,475	$(18,926,940)	-	(24,930,493)
Indirect expenses				$(14,841,062)	(14,841,062)
Net loss					$(39,771,555)
Depreciation	$464,686	$226,830	$438	$176,098	$868,052
Amortization	$2,789,763	$285,481	$-	$-	$3,075,244
Capital Expenditures	$918,673	$198,374	$12,426	$603,050	$1,732,523

	As of December 31, 2014
Equipment and improvements, net	$2,274,254	$598,781	$15,785	$725,619	$3,614,439
Identifiable intangible assets, net	$12,079,197	$736,307	$-	$-	$12,815,504
Goodwill	$6,337,967	$7,119,726	$-	$-	$13,457,693
Total Assets	$35,033,245	$20,475,555	$1,030,060	$82,759,052	$139,297,912

	Year Ended December 31, 2013
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$33,928,535	$45,782,445	$-	$-	$79,710,980
Gross profit	16,837,797	12,552,677	-	-	29,390,474
Direct expense	(21,404,045)	(5,059,141)	(11,434,557)	-	(37,897,743)
Segment contribution	$(4,566,248)	$7,493,536	$(11,434,557)	-	(8,507,269)
Indirect expenses				$(15,456,784)	(15,456,784)
Net loss					$(23,964,053)
Depreciation	$477,118	$264,841	$-	$136,192	$878,151
Amortization	$2,557,805	$285,080	$-	$-	$2,842,885
Capital Expenditures	$437,169	$24,193	$-	$234,414	$695,776

	As of December 31, 2013
Equipment and improvements, net	$2,188,389	$562,480	$-	$202,600	$2,953,469
Identifiable intangible assets, net	$13,614,210	$1,021,788	$-	$-	$14,635,998
Goodwill	$6,337,967	$7,119,726	$-	$-	$13,457,693
Total Assets	$34,683,918	$23,136,515	$2,107,261	$28,648,659	$88,576,353

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

	Year Ended December 31, 2012
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$24,832,722	$47,815,476	$-	$-	$72,648,198
Gross profit	12,458,920	12,681,929	-	-	25,140,849
Direct expense	(17,658,759)	(4,246,714)	(7,177,823)	-	(29,083,296)
Segment contribution	$(5,199,839)	$8,435,215	$(7,177,823)	-	(3,942,447)
Indirect expenses				$(8,127,984)	(8,127,984)
Net loss					$(12,070,431)
Depreciation	$629,466	$246,780	$-	$145,156	$1,021,402
Amortization	$1,950,161	$324,000	$-	$-	$2,274,161

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A geographical breakdown of the Company’s sales, gross profit and equipment and improvements, net are as follows:

	United States	Canada	Other	Total
2014

Net sales	$63,324,527	$11,859,900	$8,561,253	$83,745,680
Gross profit	$25,415,410	$1,134,949	$3,559,576	$30,109,935
Equipment and improvements, net	$1,204,152	$2,203,015	$207,272	$3,614,439
Identifiable intangible assets, net	$12,815,504	-	-	$12,815,504
Goodwill	$13,457,693	-	-	$13,457,693

2013

Net sales	$61,234,755	$11,084,430	$7,391,795	$79,710,980
Gross profit	$23,956,554	$2,371,054	$3,062,866	$29,390,474
Equipment and improvements, net	$459,859	$2,258,544	$235,066	$2,953,469
Identifiable intangible assets, net	$14,635,998	-	-	$14,635,998
Goodwill	$13,457,693	-	-	$13,457,693

2012

Net sales	$51,325,289	$14,758,829	$6,564,080	$72,648,198
Gross profit	$18,609,115	$3,747,557	$2,784,177	$25,140,849

12.	Income Taxes

Loss before income taxes for the year ended December 31, 2014, 2013 and 2012 consist of the following components:

	2014	2013	2012

Domestic	(37,854,272)	$(23,145,554)	$(14,590,416)
Foreign	(2,068,331)	(658,388)	149,503
Loss before income taxes	$(39,922,603)	$(23,803,942)	$(14,440,913)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The components of income tax (benefit) provision for the year ended December 31 are as follows:

	2014	2013	2012
Current:
Federal	$-	$-	$-
State	-	5,365	-
Foreign	(165,953)	22,590	136,873

Total current	(165,953)	27,955	136,873

Deferred:
Federal	124,316	149,108	(2,291,057)
State	(105,575)	(34,143)	(219,463)
Foreign	(3,836)	17,191	3,165

Total deferred	14,905	132,156	(2,507,355)

Total income tax (benefit) provision	$(151,048)	$160,111	$(2,370,482)

In 2014, the Company recognized a $151,048 income tax benefit consisting of a $169,789 foreign income tax benefit and a $18,741 U.S. deferred income tax provision. The foreign income tax benefit relates primarily to the tax benefit recognized as a result of the net loss incurred by the Canadian operations, partially offset by taxes paid on the dividend from the Comvita investment. The U.S. deferred tax expense is due to differences in financial reporting and tax treatment of goodwill of $166,376 net of amortization for financial reporting but not tax purposes of acquired MedEfficiency identified intangible assets of $118,803 and a tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income of $28,832.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense along with percentage of loss before income taxes for the year ended December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
Tax benefit at federal statutory rate	$(13,573,685)	34.0%	$(8,093,340)	34.0%	$(4,909,912)	34.0%
State tax, net of federal benefit	(1,212,877)	3.0	(750,351)	3.2	(578,855)	4.0
Foreign tax	199,505	(0.5)	74,612	(0.3)	-	-
Nondeductible expenses	1,215,047	(3.0)	637,797	(2.7)	781,791	(5.4)
Other	(1,914,781)	4.8	(50,860)	0.2	(220,266)	1.5
Change in valuation allowance	15,135,743	(37.9)	8,342,253	(35.1)	2,556,760	(17.7)

Income taxes	$(151,048)	0.4%	$160,111	(0.7)%	$(2,370,482)	16.4%

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013

Deferred tax assets:
Net operating loss carryforwards	$29,384,036	$17,327,134
Equity based compensation	2,103,130	1,281,192
Allowance for sales deductions	198,625	165,142
Amortization of identified intangibles	2,047,495	1,698,913
Inventory adjustments	420,004	619,189
Other	2,506,569	776,549

Deferred tax assets	36,659,859	21,868,119

Deferred tax liabilities:
Prepaid expenses	(185,803)	(152,489)
Goodwill	(1,347,378)	(1,181,379)
Depreciation	(348,135)	(299,541)
Indentified Intangibles	(2,216,271)	(2,780,224)
Other	-	(654)

Deferred tax liabilities	(4,097,587)	(4,414,287)

Valuation allowance	(34,255,466)	(19,119,723)

Net deferred tax liabilities	$(1,693,194)	$(1,665,891)

The net deferred tax liability of $1,693,194 consists of a net noncurrent deferred tax liability of $1,700,640 and a net current deferred tax asset of $7,446 as of December 31, 2014. The net deferred tax liability includes a U.S. deferred tax liability of $1,347,754 related to differences in the basis for financial reporting and tax purposes for goodwill, a deferred liability of $106,368 related to intangible assets acquired from MedEfficiency and a $239,072 net deferred tax liability related to the Company’s Canadian operations. The deferred tax asset is included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

At December 31, 2014, the Company has U.S. federal net operating loss carry forwards of approximately $78,500,000 that begin to expire in 2018. For U.S. state income tax purposes, the Company has net operating loss carry forwards in a number of jurisdictions in varying amounts and with varying expiration dates. Federal and state net operating loss carryforwards include excess stock-based compensation benefit deductions of which, if recognized in the future, will be recorded as additional paid in capital in the Consolidated Balance Sheet. The Company also has $1,581,000 in research and development tax credit carry forwards and $205,000 in foreign tax credit carry forwards which begin to expire in 2031and 2019, respectively.

The Company has determined that the amount by which the U.S. federal net operating loss carryforwards can be utilized in any year is limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards, foreign tax credit and realize the other net deferred tax assets based on historical operating results and ownership change limitations a full valuation allowance has been provided as of December 31, 2014 and 2013 for the deferred tax assets for the U.S. and U.K.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

13.	Retirement Benefits

The Company maintains a profit sharing 401(k) plan for eligible full-time U.S. employees. Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution up to a maximum amount of each participant’s annual base salary earnings contributed to the plan. During 2014, 2013 and 2012, the Company matched 100% on the first 4% of each participant’s contributed annual base salary. Company contributions to the plan for the years ended December 31, 2014, 2013 and 2012 were $517,872, $303,913 and $208,654, respectively.

The Company’s Canadian subsidiary maintains a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees. The Canadian subsidiary makes a matching contribution to the plan based on a percentage of each participant’s contributed annual gross earnings. Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency. During 2014, 2013 and 2012, the Company matched 100% on the first 4% of each participant’s contributed annual gross earnings. The Company’s Canadian subsidiary’s contributions to the plan for the years ended December 31, 2014, 2013 and 2012 were $152,551, $133,319 and $109,442, respectively.

14.	Commitments and Contingencies

Operating Leases

The Company has non-cancelable operating lease agreements for its facilities and equipment expiring in various years through 2021. Total lease expense under these lease agreements was $1,565,307, $1,227,718 and $1,544,575 in 2014, 2013 and 2012, respectively. Total minimum lease payments under each lease are recorded on a straight-line basis to lease expense over the lease term. Differences between the recognition of lease expense on a straight-line basis and payments owed and/or free rent are recorded as deferred rent. Tenant improvement allowances are recorded as deferred lease expense as received, and amortized to lease expense over the lesser of the corresponding asset life or the lease term. At December 31, 2014 and 2013, the Company had deferred rent of $521,358 and $242,325, respectively, recorded in long-term liabilities on the Consolidated Balance Sheet.

The leases generally provide for scheduled increases in future minimum annual lease payments over the life of the lease and for renewal options consistent with the terms of the existing lease. It is expected that these leases will be renewed or replaced by leases on other property and equipment, as needed.

Minimum future lease payments under existing operating leases as of December 31, 2014 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2015	1,607,369
2016	1,636,913
2017	1,408,208
2018	938,011
2019	470,355
Thereafter	329,939

Net minimum future rental payments	$6,390,795

Comvita Licensing Agreement

In February 2010, the Company entered into a new agreement with Comvita under which the Company received perpetual and exclusive worldwide licensing rights for Manuka Honey based MEDIHONEY wound and skin care products for all markets outside of the consumer market (the “Comvita Agreement”). The Comvita Agreement supersedes the prior agreement, which was terminated as of the effective date. The Comvita Agreement also provides that Comvita will serve as the Company’s supplier for Manuka Honey and will not provide Manuka Honey to any other entities for use in the professional medical-surgical marketplace. The Comvita Agreement calls for graduated royalty payments based on sales and milestone payments of up to $20,000,000 based on achievement of specified net sales objectives of which $2,000,000 was incurred and paid in 2012, which payments were recorded as additions to the MEDIHONEY license intangible asset and are being amortized to cost of sales. The license rights may be terminated or rendered non-exclusive by Comvita if the Company fails to meet certain minimum royalty requirements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Comvita is a stockholder of the Company and its Chief Executive Officer serves on the Company’s Board of Directors. The Company purchased $2,203,992, $2,266,964 and $1,653,075 of medical grade honey from Comvita in 2014, 2013 and 2012, respectively. In addition, the Company incurred MEDIHONEY royalties of $1,357,040, $1,240,818 and $901,826 in 2014, 2013 and 2012, respectively. Amounts due to Comvita for raw material purchases and royalties totaled $625,947 and $421,578 at December 31, 2014 and 2013, respectively. The Company made equity investments in Comvita common stock totaling $8,483,693 (note 4) during 2014 and 2013. Also, the Company received $125,000 from Comvita in 2014 as reimbursement for a portion of a licensing fee paid by the Company in 2013.

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

In 2012, the Company paid QMT an upfront license fee of $1,300,000. This upfront fee has been capitalized as an identifiable intangible asset and is being amortized over its estimated useful life of seven years. In addition to the upfront license fee, royalties are payable to QMT based upon a sliding scale of the Company’s net sales of products incorporating the Technology and declining as net sales increase. The QMT Agreement also requires the Company to make certain milestone payments of up to $3,500,000 to QMT based upon the achievement of certain net sales levels for four consecutive calendar quarters. In 2014, 2013 and 2012, the Company incurred QMT royalties of $178,476, $202,377 and $279,537, respectively.

In the event that QMT desires to sell the Technology, patent rights and improvements or QMT receives a bona fide offer from an unaffiliated third party to purchase the same during the term of the QMT Agreement, the Company has the right of first negotiation or right of first refusal, respectively, relating to any such sale.

BiodDLogics, LLC License Agreement

On January 14, 2014, the Company entered into a license, market development and commercialization agreement (the “Agreement”) with BioDLogics, LLC (“BioD”) relating to BioD’s human placental based products (the “Licensed Products”) and intellectual property related thereto.

Under the Agreement, BioD granted to the Company an exclusive, perpetual, royalty-bearing license to use, offer for sale and sell, the Licensed Products in North America (the “Territory”), including the rights to sublicense solely as provided in the Agreement, for a broad range of dermal applications (the “Field”). During the term of the Agreement, the Company will be responsible for the sale and marketing of the Licensed Products in the Field throughout the Territory. As part of its commercialization efforts, the Company is required to fund clinical studies up to $2,000,000 in support of the Field pursuant to the Agreement. In 2014, the Company funded $440,246 as part of these commercialization efforts.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Company paid BioD an initial license fee of $1,250,000 and granted BioD a warrant to purchase 100,000 shares of the Company’s common stock. One quarter (25%) of the warrant was exercisable immediately at a price of $11.81 per share, while the remaining 75% of the warrant becomes exercisable, if at all, upon the achievement of certain milestones. The warrant expires in January 2019 (note 10). The warrant has been valued at $129,750 using the Black-Scholes option pricing model. Total consideration paid to BioD of $1,379,750 has been recorded as an intangible asset and is being amortized to cost of sales over an estimated useful life of seven years. In addition to the initial license fee and warrant, royalties are payable to BioD based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid-single digits. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

The Agreement may be terminated as follows: (i) upon mutual agreement of the parties; (ii) by BioD if the Company challenges certain BioD patents or trade secrets; (iii) by BioD if the Company fails to meet the annual minimum net sales requirement under the Agreement, unless the Company pays the difference between the amount of royalties that would have been due had the minimum annual net sales for such year been achieved and royalty payments made by the Company with respect to net sales during such year plus any milestone payments payable; or (iv) by either party in the event of a material breach or certain events of bankruptcy. The minimum annual net sales requirement commences in 2015, and is $2,000,000 for the year.

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

The first product, DSC 127, utilizing this compound for the treatment of diabetic foot ulcers has successfully undergone pre-clinical, Phase 1 and Phase 2 clinical studies for use in the treatment of diabetic foot ulcers. The first of two Phase 3 clinical trials commenced in the first quarter of 2013, with the second commencing during the second quarter of 2013.

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

New Cast Industry Co., Ltd. Supply Agreements

On April 17, 2012, the Company entered into a supply agreement (the “North America Agreement”) with New Cast Industry Co. Ltd. (“NCIC”) relating to NCIC’s proprietary technology for the casting element within the TCC-EZ total contact casting system (the “Technology”). Under the North America Agreement, NCIC agreed to exclusively supply the Company with its product utilizing the Technology and granted the Company the exclusive right to sell products incorporating the Technology in North America. During the term of the North America Agreement, the Company is obligated to purchase an escalating minimum number of units of product each year. Product costs are negotiable in accordance with the agreement terms. Unless otherwise terminated pursuant to the terms of the North America Agreement, the term is for five years with automatic five year renewals.

On March 27, 2013, the Company entered into a supply agreement (the “International Agreement”) with NCIC. Under the International Agreement, NCIC agreed to exclusively supply the Company with its product utilizing the Technology and granted the Company the exclusive right to sell products incorporating the Technology outside North America. If the Company does not achieve the first commercial sale of a product incorporating the Technology in Latin America, Europe, Middle East, Australia, Asia and India (the “Territory”) by certain dates, NCIC has the right, as its sole remedy, to convert the exclusive license in the Territory to a non-exclusive license. Unless otherwise terminated pursuant to the terms of the International Agreement, the term is for five years with automatic five year renewals.

In consideration for the exclusive international rights set forth above, the Company paid NCIC $100,000. The cost of $100,000 has been capitalized as an identifiable intangible asset and is being amortized over the initial five year term of the agreement. Further, the International Agreement includes milestone payments of up to $1,000,000 to NCIC based upon achievement of international net sales levels during a calendar year.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Executive Employment Agreements

The five executive officers of the Company are appointed by and serve at the discretion of the Board of Directors pursuant to one year employment agreements that are subject to renewal annually as of April 1st. The agreements were renewed in March 2015. The agreements provide for annual salary and provision for bonus and equity based compensation assuming financial and personal objectives are met. The agreements also outline certain obligations that may be triggered by a change in control and severance for failure to renew an agreement other than for cause.

Contingencies

On occasion, the Company is involved in claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

15. Quarterly Consolidated Financial Data (Unaudited)

	Quarter
($’s 000’s)	First	Second	Third	Fourth	Year

2014:
Net sales	$19,787	$20,916	$20,169	$22,874	$83,746
Gross profit	$6,912	$7,845	$6,359	$8,994	$30,110
Net loss	$(10,270)	$(8,687)	$(11,248)	$(9,567)	$(39,772)
Basic and diluted loss per common share	$(0.46)	$(0.34)	$(0.45)	$(0.37)	$(1.62)
2013:
Net sales	$18,790	$18,148	$22,080	$20,693	$79,711
Gross profit	$6,704	$6,674	$8,034	$7,978	$29,390
Net loss	$(6,245)	$(7,345)	$(4,949)	$(5,425)	$(23,964)
Basic and diluted loss per common share	$(0.38)	$(0.43)	$(0.29)	$(0.30)	$(1.40)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed so that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B. Other Information.

On March 9, 2015, the Company entered into amended employment agreements with each of Edward J. Quilty, John E. Yetter, Robert C. Cole, Frederic Eigner and Barry J. Wolfenson to (1) extend the term of each employment agreement for a period of two years, expiring on March 31, 2017, and (2) incorporate the Company’s claw-back policy with respect to incentive compensation paid by the Company to each executive officer. The amendments to the employment agreements for Mr. Quilty, Mr. Yetter, Mr. Cole, Mr. Eigner and Mr. Wolfenson are filed as exhibits hereto and incorporated herein by reference. For further information about the compensation arrangements of each of the Company’s named executive officers, see the Company’s definitive proxy statement relating to our 2015 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2014.

On March 9, 2015, the Company entered into an employment agreement with John Caminis, M.D., as Chief Medical Officer, effective as of March 9, 2015 and expiring on March 9, 2017, providing for an annual base salary of $325,000, a signing bonus of $50,000 and a target bonus for 2015 of 30% of base salary. The agreement also provides for incentive compensation at the discretion of the Board of Directors. The agreement further provides that, upon the Company’s failure to renew the agreement or termination of employment, each without cause, Mr. Caminis is entitled to (i) payment of severance compensation in the amount of one-year’s base salary, to be paid in twelve equal monthly installments, (ii) at the Company’s expense, the same health care benefits provided to the Company’s active employees for twelve months following such Severance Event and (iii) an extension of the period to exercise any options to purchase securities of the Company to the earlier to occur of (a) the expiration thereof, as set forth in the option instrument, or (b) the tenth anniversary of the original grant date of the option instrument (the “Option Exercise Extension”). Mr. Caminis’ receipt of severance benefits and an Option Exercise Extension under his employment agreement is further conditioned upon his release of any claims against our Company. Mr. Caminis’ employment agreement also contains a claw-back provision. Mr. Caminis’ employment agreement is filed as an exhibit hereto and incorporated herein by reference.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements and related documents are listed in the Index under Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated March 27, 2012, by and among the Company, ME Merger Sub Inc., MedEfficiency, Inc. and MedE SR LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on March 30, 2012 and incorporated herein by reference).
2.02	Agreement and Plan of Merger, dated September 5, 2012 by and between Derma Sciences, Inc., a Pennsylvania corporation and Derma Sciences, Inc., a Delaware corporation (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on September 20, 2012 and incorporated herein by reference).
3.01	Certificate of Incorporation of Derma Sciences, Inc., as amended on May 29, 2013± (previously filed as Exhibit 3.01 to the Company’s Form 10-K filed on March 3, 2014 and incorporated herein by reference).
3.02	Certificate of Incorporation of Derma Sciences, Inc., as amended on June 6, 2014 (previously filed as Exhibit 3.01 to the Company’s Form 10-Q filed on June 6, 2014 and incorporated herein by reference).
3.03	By-Laws of Derma Sciences, Inc. (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed on September 20, 2012 and incorporated herein by reference).
4.01	Form of Warrant to Purchase Common Stock relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 4.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.01*	Employment Agreement, dated March 7, 2012, between the Company and Edward J. Quilty (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.02*	Employment Agreement, dated March 7, 2012, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.03*	Employment Agreement, dated March 7, 2012, between the Company and Robert C. Cole (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.04*	Employment Agreement, dated March 12, 2012, between the Company and Frederic Eigner (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.05*	Employment Agreement, dated March 8, 2012, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.06*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Edward J. Quilty (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.07*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.4 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.08*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Barry Wolfenson (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.09*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Robert C. Cole (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.10*	Amendment to Employment Agreement, dated December 20, 2012, between the Company, Derma Canada and Frederic Eigner (previously filed as Exhibit 10.7 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.11*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Edward J. Quilty (previously filed as Exhibit 10.11 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.12*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.13*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Barry Wolfenson (previously filed as Exhibit 10.13 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.14*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Robert C. Cole (previously filed as Exhibit 10.14 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.15*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company, Derma Canada Inc. and Frederic Eigner (previously filed as Exhibit 10.15 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.16*	The Derma Sciences, Inc. Amended and Restated Stock Option Plan, dated February 9, 2011 (previously filed as Exhibit 10.06 to the Company’s Form 10-K filed on March 29, 2011 and incorporated herein by reference).
10.17*	The Derma Sciences, Inc. Restricted Stock Plan, dated March 31, 2006 (previously filed as Appendix D to the Company’s Proxy Statement filed on April 5, 2006 and incorporated herein by reference).
10.18*	Form of Restricted Share Unit Agreement (Executive Officer) (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).

10.19*	Form of Performance-Based Restricted Share Unit Agreement (Executive Officer) (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.20*	2013 Director Compensation Program (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2013 and incorporated herein by reference).
10.21*	Amended and Restated Derma Sciences, Inc. 2012 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2013 and incorporated herein by reference).
10.22*	Amended and Restated Derma Sciences, Inc. 2012 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 23, 2014 and incorporated herein by reference).
10.23	License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).
10.24	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).
10.25	Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).
10.26	Form of Purchase Agreement relative to the private placement of common stock and series K warrants effected on April 2, 2008 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 7, 2008 and incorporated herein by reference).
10.27	License Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.28	Restraint Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.29	Collaborative Research and Development Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.30	Medical Honey Supply Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.31	Manufacturing Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.32	Nominating Agreement, dated February 18, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on February 24, 2010 and incorporated herein by reference).
10.33	Form of Securities Purchase Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.34	Form of Registration Rights Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.35**	Patent and Technology License Agreement, dated July 12, 2012, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2012 and incorporated herein by reference).
10.36	Subscription Agreement, dated September 3, 2013, between Derma Sciences, Inc. and Comvita Limited (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 12, 2013 and incorporated herein by reference).
10.37**

License, Market Development and Commercialization Agreement, dated January 14, 2014, by and among the Company and BioDLogics, LLC (previously filed as Exhibit 10.38 to the Company’s Form 10-K filed on March 3, 2014 and incorporated herein by reference).

10.38*	2014 Director Compensation Program (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 23, 2014 and incorporated herein by reference).
10.39*±	Third Amendment to Employment Agreement, dated March 9, 2015, between the Company and Edward J. Quilty.
10.40*±	Third Amendment to Employment Agreement, dated March 9, 2015, between the Company and John E. Yetter, CPA.
10.41*±	Third Amendment to Employment Agreement, dated March 9, 2015, between the Company and Barry Wolfenson.
10.42*±	Third Amendment to Employment Agreement, dated March 9, 2015, between the Company and Robert C. Cole.
10.43*±	Third Amendment to Employment Agreement, dated March 9, 2015, between the Company, Derma Canada Inc. and Frederic Eigner.

10.44*±	Employment Agreement, dated March 9, 2015, between the Company and John Caminis, M.D.
21.1±	Information relative to subsidiaries.
23.1±	Consent of KPMG LLP.
31.1±	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2±	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1±	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document
101.SCH±	XBRL Taxonomy Extension Schema Document
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document

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

DERMA SCIENCES, INC.

March 11, 2015	By:	/s/ Edward J. Quilty
Edward J. Quilty
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2015.

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

