Form 10-Q
period 2015-03-31
DERMA SCIENCES, INC.
filed 2015-05-08
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: May 7, 2015	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 25,727,865

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

ASSETS	March 31, 2015	December 31, 2014
Current Assets
Cash and cash equivalents	$16,497,725	$19,396,845
Short-term investments	50,000,000	55,996,000
Accounts receivable, net of allowances of $595,827 and $531,205, respectively	8,209,842	8,758,034
Inventories	15,841,189	13,280,940
Prepaid expenses and other current assets	3,105,842	3,411,934
Total current assets	93,654,598	100,843,753
Long-term investments	8,437,096	8,422,790
Equipment and improvements, net of accumulated depreciation and amortization of $7,481,760 and $7,681,863, respectively	3,590,405	3,614,439
Identifiable intangible assets, net of accumulated amortization of $11,377,437 and $10,631,372, respectively	12,069,439	12,815,504
Goodwill	13,457,693	13,457,693
Other assets	140,243	143,733
Total assets	$131,349,474	$139,297,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,214,252	$5,058,892
Accrued expenses and other current liabilities	4,769,770	6,452,358
Total current liabilities	10,984,022	11,511,250
Long-term liabilities	488,983	521,358
Deferred tax liability	1,693,853	1,700,640
Total liabilities	13,166,858	13,733,248

Contingencies (note 10)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at March 31, 2015 and December 31, 2014 (liquidation preference of $3,222,368 at March 31, 2015)	733	733
Common stock, $.01 par value; shares authorized 50,000,000; issued and outstanding 25,710,990 at March 31, 2015 and 25,319,203 at December 31, 2014	257,110	253,192
Additional paid-in capital	231,712,159	228,341,542
Accumulated other comprehensive income	764,557	911,563
Accumulated deficit	(114,551,943)	(103,942,366)
Total stockholders’ equity	118,182,616	125,564,664
Total liabilities and stockholders’ equity	$131,349,474	$139,297,912

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Sales	$19,498,652	$19,787,034
Cost of sales	11,963,526	12,874,709
Gross Profit	7,535,126	6,912,325
Operating Expenses
Selling, general and administrative	13,296,635	13,049,555
Research and development	4,472,229	4,183,599
Total operating expenses	17,768,864	17,233,154
Operating loss	(10,233,738)	(10,320,829)
Other expense (income), net	367,788	(39,251)
Loss before income taxes	(10,601,526)	(10,281,578)
Income tax provision (benefit)	8,051	(11,563)
Net Loss	(10,609,577)	(10,270,015)
Other Comprehensive Loss
Foreign currency translation adjustment	(155,811)	(202,612)
Unrealized gain (loss) on equity securities, net of taxes	8,805	(376,675)
Total other comprehensive loss	(147,006)	(579,287)
Comprehensive Loss	$(10,756,583)	$(10,849,302)
Net loss per common share – basic and diluted	$(0.42)	$(0.46)
Shares used in computing net loss per common share – basic and diluted	25,552,762	22,564,611

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(10,609,577)	$(10,270,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and improvements	267,003	224,692
Amortization of identifiable intangible assets	746,065	724,896
Provision for bad debts	37,585	3,851
Allowance for sales adjustments	27,406	(17,921)
Provision for inventory obsolescence	(74,219)	63,324
Deferred rent	(24,396)	(7,677)
Stock-based compensation	1,556,311	2,042,236
Deferred income taxes	3,306	(4,418)
Changes in operating assets and liabilities:
Accounts receivable	448,814	(360,910)
Inventories	(2,971,412)	(2,018,005)
Prepaid expenses and other current assets	137,711	(356,750)
Other assets	-	30,129
Accounts payable	1,304,445	1,069,511
Accrued expenses and other current liabilities	(1,576,478)	(2,782,663)
Net cash used in operating activities	(10,727,436)	(11,659,720)
Investing Activities
Purchase of investments	(20,000,000)	(25,000,000)
Proceeds from sale of investments	25,996,000	6,234,000
Purchase of equipment and improvements	(433,135)	(350,538)
Purchase of intangible assets	-	(1,250,000)
Net cash provided by (used in) investing activities	5,562,865	(20,366,538)
Financing Activities
Proceeds from the sale of common stock, net of costs	-	80,616,032
Proceeds from exercise of stock options and warrants, net of costs	1,885,630	2,086,078
Payment of withholding taxes related to employee stock-based compensation	(67,409)	(121,618)
Net cash provided by financing activities	1,818,221	82,580,492
Effect of exchange rate changes on cash and cash equivalents	447,230	91,745
Net (decrease) increase in cash and cash equivalents	(2,899,120)	50,645,979
Cash and cash equivalents
Beginning of period	19,396,845	6,501,586
End of period	$16,497,725	$57,147,565
Supplemental disclosures of cash flow information:

Issuance of a warrant in connection with a licensing agreement	$-	$129,750

Cash paid during the period for:
Interest	$-	$5,442

See accompanying notes to consolidated financial statements.

1.	Organization and Summary of Significant Accounting Policies

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a tissue regeneration company focused on three segments of the wound care marketplace: advanced wound care, traditional wound care and pharmaceutical wound care products. The Company has one drug candidate that initiated its Phase 3 study during the first quarter of 2013. The Company markets its products principally through direct sales representatives in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), and through independent distributors within other select international markets. The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Houston, Texas. The Company utilizes third party distributors for distribution in Canada, Europe, Latin America, Asia and the Pacific. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Information included in the consolidated balance sheet as of December 31, 2014 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units, in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2015 and 2014 as the effect would be anti-dilutive.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Three Months Ended March 31,
	2015	2014

Excluded dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	49,782	49,782
Restricted share units	672,000	715,050
Warrants	1,755,330	2,143,584
Stock options	2,595,426	2,324,090

Total dilutive shares	5,145,870	5,305,838

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is currently effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Investment in Equity Securities

In 2013 and 2014, the Company purchased an aggregate 2,802,277 shares of Comvita Limited (“Comvita”) common stock for $8,483,693. In conjunction with this investment, the Company’s chairman and chief executive officer was named to Comvita’s board of directors. At March 31, 2015, the 2,802,277 shares of Comvita common stock owned by the Company represented 7.1% of Comvita’s outstanding shares.

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other income. The investment is classified as a long term asset. As of March 31, 2015, the fair value of the Comvita common stock was $8,437,096 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative decrease in fair value from cost of $46,597 has been recorded in accumulated other comprehensive income, net of taxes.

Cash and cash equivalents and investments at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014

Cash	$12,506,936	$7,665,958
Money market mutual funds	3,990,789	11,730,887

Cash and cash equivalents	16,497,725	19,396,845

Investments in debt securities	50,000,000	55,996,000
Investment in equity securities	8,437,096	8,422,790

Total investments	58,437,096	64,418,790

Total cash and cash equivalents and investments	$74,934,821	$83,815,635

The following table provides fair value information as of March 31, 2015:

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$16,497,725	$16,497,725	$-	$-
Investments in debt securities	50,000,000	50,000,000	-	-
Investment in equity securities	8,437,096	8,437,096	-	-

Total investments	58,437,096	58,437,096	-	-

Total	$74,934,821	$74,934,821	$-	$-

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

3.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	March 31, 2015	December 31, 2014
Finished goods	$10,845,866	$8,386,356
Work in process	594,874	838,679
Packaging materials	1,379,312	1,343,927
Raw materials	3,021,137	2,711,978

Total inventory	$15,841,189	$13,280,940

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	March 31, 2015	December 31, 2014
Accrued compensation and related taxes	$1,187,002	$2,930,525
Accrued Canadian sales rebate, net	28,523	633,162
Accrued royalties	452,597	463,823
Accrued sales incentives and other fees	316,655	557,918
Accrued research and development	1,835,241	844,230
Other	949,752	1,022,700

Total accrued expenses and other current liabilities	$4,769,770	$6,452,358

5.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that impact the preferred stock conversion ratios. As of March 31, 2015, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

The 49,782 incremental shares associated with the conversion ratio adjustment will be recorded to common stock upon conversion at par with the offset to additional paid in capital as all of the convertible preferred stock was issued prior to the November 16, 2000 effective date of certain provisions of Accounting Standards Codification 470 (formerly, Emerging Issues Task Force Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments).

Common Stock

During the three months ended March 31, 2015, the Company issued 391,787 shares of common stock consisting of: 377,628 shares upon the exercise of stock purchase warrants and options for which the Company received $1,885,630; and 14,159 shares in connection with the vesting of 21,350 restricted share units.

Stock Purchase Warrants

At March 31, 2015, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date
R	1,705,330	$9.90	June 22, 2016
S	50,000	$11.81	January 14, 2019
Total	1,755,330

During the three months ended March 31, 2015, a total of 326,933 warrants were exercised on a for cash basis consisting of 133,333 Series Q, 100,000 Series N, and 93,600 Series O warrants. A total of 326,933 shares of common stock were issued in connection with the warrant exercises. During the three months ended March 31, 2015, a total of 6,821 warrants were forfeited consisting of 4,634 Series O warrants and 2,187 Series P warrants.

Equity Based Compensation

Under the Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue 6,000,000 shares of common stock. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At March 31, 2015, options to purchase 2,595,426 shares and 672,000 restricted share units were issued and outstanding under the EIP Plan and 1,805,895 shares were available for grant.

Stock Options

The EIP Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

For the three months ended March 31, 2015 and 2014, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended March 31,
	2015	2014

Risk-free interest rate	1.63%	1.78%
Volatility factor	46.0%	63.2%
Dividend yield	0%	0%
Expected option life (years)	5.77	5.89

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

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2015 is as follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2015	2,166,959	$9.03
Granted	553,390	$8.76
Forfeited	(30,280)	$12.25
Exercised	(94,143)	$3.97
Expired	(500)	$12.68

Outstanding – March 31, 2015	2,595,426	$9.12

Expected to vest – March 31, 2015	2,569,472	$9.12

Exercisable at March 31, 2015	1,796,759	$8.55

During the three months ended March 31, 2015, the Company granted 395,390 service based options and 158,000 performance based options to Company employees. The weighted average fair value per share of options granted during the three months ended March 31, 2015 was $3.81.

During the three months ended March 31, 2015, 94,143 stock options were exercised on a for cash and cashless basis. A total of 50,695 shares of common stock were issued in connection with the stock option exercises. The intrinsic value of options exercised in 2015 was $409,402.

During the three months ended March 31, 2015 and 2014, stock option compensation expense was recorded as follows:

	Three Months Ended March 31,
	2015	2014

Cost of sales	$72,703	$85,177
Selling, general and administrative expenses	784,078	1,212,821
Research and development	46,789	20,786

Total stock option compensation expense	$903,570	$1,318,784

As of March 31, 2015, there was $2,311,012 of unrecognized compensation cost related to nonvested service based awards and $459,810 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 2.30 years and 0.76 years for the service and performance based awards, respectively.

Restricted Share Units

The Company has issued service, performance and market-based restricted share units to employees, consultants and directors of the Company. Expense for restricted share awards is amortized on a straight-line basis over the awards’ vesting period. The fair value of service and performance awards are determined using the quoted market price of the Company’s common stock on the date of grant, while market-based performance awards are valued using a binomial/lattice pricing model.

The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value
Unvested–January 1, 2015	651,883	$8.47

Granted	47,500	8.69
Vested	(21,350)	12.85
Forfeited	(6,033)	10.75
Unvested–March 31, 2015	672,000	$8.33

In connection with the vesting of restricted share unit awards during the three months ended March 31, 2015, 7,191 common stock shares with a fair value of $67,409 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended March 31, 2015 and 2014, restricted share unit compensation expense was $652,741 and $674,916, respectively, and included in selling, general and administrative expense.

As of March 31, 2015, there was $2,516,096 of unrecognized compensation cost related to unvested restricted share units. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 0.75 years.

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

Shares Reserved for Future Issuance

At March 31, 2015, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred stock (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock (series A – B)	49,782
Common stock options outstanding	2,595,426
Common stock warrants outstanding	1,755,330
Restricted share units outstanding	672,000
Common stock equivalents available for grant	1,805,895

Total common stock shares reserved	6,951,765

6.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of March 31, 2015 was as follows:

	Foreign Currency Translation Adjustments	Unrealized Loss on Equity Securities	Total
Balance at January 1, 2015	$1,001,298	$(89,735)	$911,563

Current period - other comprehensive (loss) income	(155,811)	8,805	(147,006)

Balance at March 31, 2015	$845,487	$(80,930)	$764,557

7.	Operating Segments

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

Operating segment sales, gross profit, segment contribution and other related information for 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$9,771,024	$9,727,628	$-	$-	$19,498,652
Gross profit	4,901,124	2,634,002	-	-	7,535,126
Direct expense	(8,435,080)	(1,313,451)	(4,158,276)	-	(13,906,807)
Segment contribution	$(3,533,956)	$1,320,551	$(4,158,276)	-	(6,371,681)
Indirect expenses				$(4,237,896)	(4,237,896)

Net loss					$(10,609,577)

	Three Months Ended March 31, 2014

Net sales	$8,352,062	$11,434,972	$-	$-	$19,787,034
Gross profit	3,926,975	2,985,350	-	-	6,912,325
Direct expense	(7,645,934)	(1,308,169)	(4,179,167)	-	(13,133,270)
Segment contribution	$(3,718,959)	$1,677,181	$(4,179,167)	-	(6,220,945)
Indirect expenses				$(4,049,070)	(4,049,070)

Net loss					$(10,270,015)

The following table presents net sales by geographic region:

	Three Months Ended March 31,
	2015	2014

United States	84%	74%
Canada	10%	16%
Other	6%	10%

For the three months ended March 31, 2015 and 2014, the Company had a major Canadian customer comprising 10% and 16%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at March 31, 2015.

8.	Income Taxes

The following table summarizes the income tax expense (benefit) and effective tax rate for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Current tax expense (benefit)	$4,745	$(7,145)
Deferred tax expense (benefit)	3,306	(4,418)

Income tax expense (benefit)	$8,051	$(11,563)
Effective tax rate	(0.1%)	0.1%

For the three months ended March 31, 2015, the Company recognized an $8,051 income tax expense consisting of a U.S. and foreign income tax expense of $6,999 and $1,052, respectively. The U.S. income tax expense consists of a deferred tax expense due to differences in financial reporting and tax treatment of goodwill net of amortization for financial reporting but not tax purposes of acquired MedEfficiency identified intangible assets.

9.	Comvita and BioDLogics License Agreements

Comvita Licensing Agreement

In February 2010, the Company entered into a new agreement with Comvita under which the Company received perpetual and exclusive worldwide licensing rights for Manuka Honey based MEDIHONEY wound and skin care products for all markets outside of the consumer market (the “Comvita Agreement”). The Comvita Agreement also provides that Comvita will serve as the Company’s supplier for Manuka Honey and will not provide Manuka Honey to any other entities for use in the professional medical-surgical marketplace. The Comvita Agreement calls for graduated royalty payments based on sales and milestone payments. The license rights may be terminated or rendered non-exclusive by Comvita if the Company fails to meet certain minimum royalty requirements.

Comvita is a stockholder of the Company and its Chief Executive Officer serves on the Company’s Board of Directors. The Company purchased $946,770 and $818,160 of medical grade honey from Comvita in the three months ended March 31, 2015 and 2014, respectively. In addition, the Company incurred MEDIHONEY royalties of $349,061 and $285,442 in the three months ended March 31, 2015 and 2014, respectively. Amounts due to Comvita for raw material purchases and royalties totaled $1,110,262 and $625,947 at March 31, 2015 and December 31, 2014, respectively.

BiodDLogics, LLC License Agreement

On January 14, 2014, the Company entered into a license, market development and commercialization agreement (the “Agreement”) with BioDLogics, LLC (“BioD”) relating to BioD’s human placental based products (the “Licensed Products”) and intellectual property related thereto.

Under the Agreement, BioD granted to the Company an exclusive, perpetual, royalty-bearing license to use, offer for sale and sell, the Licensed Products in North America (the “Territory”), including the rights to sublicense solely as provided in the Agreement, for a broad range of dermal applications (the “Field”). During the term of the Agreement, the Company will be responsible for the sale and marketing of the Licensed Products in the Field throughout the Territory. As part of its commercialization efforts, the Company is required to fund clinical studies up to $2,000,000 in support of the Field pursuant to the Agreement. Through March 31, 2015, the Company has funded $792,430 as part of these commercialization efforts.

The Company paid BioD an initial license fee of $1,250,000 and granted BioD a warrant to purchase 100,000 shares of the Company’s common stock. One quarter (25%) of the warrant was exercisable immediately at a price of $11.81 per share, while the remaining 75% of the warrant becomes exercisable, if at all, upon the achievement of certain milestones. The warrant expires in January 2019 (note 5). The warrant has been valued at $129,750 using the Black-Scholes option pricing model. Total consideration paid to BioD of $1,379,750 was recorded as an intangible asset during the three months ended March 31, 2014 and is being amortized to cost of sales over an estimated useful life of seven years. In addition to the initial license fee and warrant, royalties are payable to BioD based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid-single digits. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

The Agreement may be terminated as follows: (i) upon mutual agreement of the parties; (ii) by BioD if the Company challenges certain BioD patents or trade secrets; (iii) by BioD if the Company fails to meet the annual minimum net sales requirement under the Agreement, unless the Company pays the difference between the amount of royalties that would have been due had the minimum annual net sales for such year been achieved and royalty payments made by the Company with respect to net sales during such year plus any milestone payments payable; or (iv) by either party in the event of a material breach or certain events of bankruptcy. The minimum annual net sales requirement commenced in 2015, and is $2,000,000 for the contract year of April 1, 2015 through March 31, 2016.

10.	Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of Derma Sciences, Inc., a Delaware corporation, and its subsidiaries (“we” or “us” or the “Company”), and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates, current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this Report entitled “Risk Factors,” as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 11, 2015 (the “2014 Form 10-K”) and other filings with the Commission. Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Overview

Operating Results of Three Months Ended March 31, 2015 and 2014

The following table highlights the operating results of the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Variance
	2015	2014
Gross sales	$21,897,074	$22,229,565	$(332,491)	(1.5%)
Sales adjustments	(2,398,422)	(2,442,531)	44,109	(1.8%)
Net sales	19,498,652	19,787,034	(288,382)	(1.5%)
Cost of sales	11,963,526	12,874,709	(911,183)	(7.1%)
Gross profit	7,535,126	6,912,325	622,801	9.0%

Selling, general and administrative expense	13,296,635	13,049,555	247,080	1.9%
Research and development expense	4,472,229	4,183,599	288,630	6.9%
Other expense (income), net	367,788	(39,251)	407,039	*
Total expenses	18,136,652	17,193,903	942,749	5.5%

Loss before income taxes	(10,601,526)	(10,281,578)	(319,948)	3.1%
Income tax provision (benefit)	8,051	(11,563)	19,614	*
Net loss	$(10,609,577)	$(10,270,015)	$(339,562)	3.3%

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended March 31,
	2015	2014
Gross sales	$21,897,074	$22,229,565
Trade rebates	(1,583,576)	(1,720,584)
Distributor fees	(181,772)	(287,987)
Sales incentives	(302,406)	(174,445)
Returns and allowances	(160,334)	(106,275)
Cash discounts	(170,334)	(153,240)
Total adjustments	(2,398,422)	(2,442,531)
Net sales	$19,498,652	$19,787,034

Trade rebates decreased in 2015 versus 2014 principally due to lower sales in Canada partially offset by an increase in the rebate percentage related to a change in product mix towards higher rebated products as well as higher rebatable sales in the U.S. The decrease in distributor fees was commensurate with the decrease in Canadian sales upon which the fees were based. The increase in sales incentives reflected higher sales subject to incentives.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate reserves for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance – January 1	$1,880,525	$1,746,993
Rebates paid	(1,842,163)	(1,650,756)
Rebates accrued	1,583,576	1,720,584
Ending balance – March 31	$1,621,938	$1,816,821

The $258,587 decrease in the trade rebate reserve balance at March 31, 2015 from January 1, 2015 principally reflected a decrease in sales subject to rebate in Canada and the timing of rebate payments, partially offset by an increase in the rebate percentage related to a change in product mix towards higher rebated products as well as higher rebatable sales in the U.S. There was no other significant change in the nature of our business during the three months ended March 31, 2015 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended March 31, 2015 versus 2014:

	Three Months Ended March 31,		Variance
	2015	2014
Net Sales	$19,498,652	$19,787,034	$(288,382)	(1.5%)
Cost of Sales	11,963,526	12,874,709	(911,183)	(7.1%)
Gross Profit	$7,535,126	$6,912,325	$622,801	9.0%
Gross Profit %	38.6%	34.9%

Net sales decreased $288,382, or 1.5% (increase of 0.7% adjusted for exchange) in 2015 versus 2014. Advanced wound care sales increased $1,418,962, or 17.0%, to $9,771,024 in 2015 from $8,352,062 in 2014. Traditional wound care sales decreased $1,707,344, or 14.9%, to $9,727,628 in 2015 from $11,434,972 in 2014.

Net sales in the U.S. increased $630,379, or 4.0%, to $16,320,238 in 2015 from $15,689,859 in 2014. The increase was driven by higher advanced wound care sales of $1,317,820, or 18.2%, partially offset by lower traditional wound care sales of $687,441, or 8.1%. The U.S. advanced wound care sales increase was led by our Total Contact Casting (“TCC”), Medihoney and Amnio products. The traditional wound care sales decrease was driven principally by lower private label sales. The 2015 private label sales were unfavorably impacted by the loss of two distributor relationships due to industry consolidation. Net sales in Canada decreased $1,059,128, or 34.2% (23.2% adjusted for exchange), to $2,040,978 in 2015 from $3,100,106 in 2014. This decrease was driven by a decrease in sales to our exclusive distributor of $718,172 along with an unfavorable foreign exchange impact of $340,956. The lower sales to our exclusive distributor were unfavorably impacted by the distributor’s inventory rebalancing efforts in the three months ended March 31, 2015. Net sales to the rest of the world (“International”) increased $140,367, or 14.1% (22.5% adjusted for exchange), to $1,137,436 in 2015 from $997,069 in 2014. The increase was primarily driven by higher demand partially offset by an unfavorable foreign exchange impact of $83,946.

Gross profit increased $622,801, or 9.0%, in 2015 versus 2014. Advanced wound care gross profit increased $974,149, or 24.8%, to $4,901,124 in 2015 from $3,926,975 in 2014. Traditional wound care gross profit decreased $351,348, or 11.8%, to $2,634,002 in 2015 from $2,985,350 in 2014. The overall gross profit margin percentage increased to 38.6% in 2015 from 34.9% in 2014. The increase in gross margin percentage and gross profit dollars principally reflected lower manufacturing costs and a favorable mix of higher margined advanced wound care products partially offset by unfavorable foreign exchange impacts.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2015 versus 2014:

	Three Months Ended March 31,		Variance
	2015	2014
Distribution	$669,024	$633,429	$35,595	5.6%
Marketing	2,320,447	1,975,210	345,237	17.5%
Sales	6,251,356	6,147,283	104,073	1.7%
General and administrative	4,055,808	4,293,633	(237,825)	(5.5%)
Total	$13,296,635	$13,049,555	$247,080	1.9%

Selling, general and administrative expenses increased $247,080, or 1.9%, in 2015 versus 2014.

Distribution expense increased $35,595, or 5.6%, (7.8% adjusted for exchange), in 2015 versus 2014. The increase reflected higher growth related operating costs.

Marketing expense increased $345,237, or 17.5%, (17.8% adjusted for exchange), in 2015 versus 2014. The increase was attributable to higher compensation expense associated with the addition of three marketing, two clinical and one product development positions added in the first quarter of 2014, coupled with higher associated travel expenses, as well as consulting and product development costs principally in support of our advanced wound care growth initiatives, partially offset by lower recruiting costs.

Sales expense increased $104,073, or 1.7%, (2.7% adjusted for exchange), in 2015 versus 2014. The increase was principally attributable to incremental costs consisting of compensation and benefits, travel, promotions and samples to support the expansion of the advanced wound care sales force in the U.S and higher administrative fees associated with the expansion of our group purchasing program enrollment, partially offset by lower commissions, equity based compensation, recruiting, and meeting costs.

General and administrative expenses decreased $237,825, or 5.5% (3.5% adjusted for exchange), in 2015 versus 2014. The decrease was primarily related to lower litigation fees, investor relations expenses, and board of directors’ retirement costs, partially offset by higher professional fees.

Research and Development Expense

Research and development expense increased $288,630 to $4,472,229 in 2015 from $4,183,599 in 2014. The increase principally reflected the ongoing DSC127 Phase 3 related expenses, together with incremental pre-clinical DSC127 scar prevention and Amnio post marketing clinical studies.

Other Expense (Income), net

Other expense (income), net increased $407,039 to an expense of $367,788 in 2015 from income of $39,251 in 2014 due principally to higher foreign exchange expense.

Income Tax Provision (Benefit)

Income tax provision (benefit) increased $19,614 to a provision of $8,051 in 2015 from a benefit of $11,563 in 2014 due principally to higher taxable income from our Canadian operation.

Net Loss

We generated a net loss of $10,609,577, or $0.42 per share (basic and diluted) in 2015, compared to a net loss of $10,270,015, or $0.46 per share (basic and diluted), in 2014.

Liquidity and Capital Resources

Cash Flow and Working Capital

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $16,497,725 and $19,396,845, respectively. The $2,899,120 decrease in cash and cash equivalents reflected net cash used in operating activities of $10,727,436, partially offset by cash provided by investing activities of $5,562,865, cash provided by financing activities of $1,818,221, and the exchange rate effect on cash and cash equivalents which increased cash and cash equivalents by $447,230.

Net cash used in operating activities of $10,727,436 resulted from $8,070,516 cash used in operations (net loss plus non-cash items) together with $2,656,920 cash used in the change in operating assets and liabilities. Lower advanced and traditional wound care segment contribution and ongoing research and development expense were the main contributors of the cash used in operations. Higher inventory and lower accrued expenses, partially offset by higher accounts payable, lower accounts receivable and lower prepaid expenses were the main drivers behind the net cash used in the change in operating assets and liabilities.

Net cash provided by investing activities of $5,562,865 included cash provided by the net sale of investments of $5,996,000, partially offset by capital expenditures of $433,135. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Net cash provided by financing activities of $1,818,221 included net proceeds of $1,885,630 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock-based compensation of $67,409 in connection with net share settlements.

Working capital decreased $6,661,927 at March 31, 2015 to $82,670,576 from $89,332,503 at December 31, 2014. This decrease principally reflected the net cash outflows from research and development and operating activities. Management believes that it has sufficient working capital on-hand to support our existing operations for at least the next twelve months.

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

The launch of a number of advanced wound product line extensions in recent years, the growth of the TCC line of products and the licensing of the Amnio human placental products in January 2014 bodes well for the future of our higher-margined advanced wound care products both domestically and abroad.

Our strategy for growth is:

●	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. We have an established presence in Europe, the Middle East, and Africa (“EMEA”) through a direct sales organization in the U.K. and through distributors in a number of other countries. We are in the process of building our presence in Asia, the Pacific, and Latin America (“APLA”) employing the distribution model. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

●	While the potential commercial launch of DSC127 is estimated to be approximately three years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. FDA), we believe the market potential of this product for diabetic foot ulcers and other indications that we have the rights to are significant. In March 2015, the Company hired a Chief Medical Officer to oversee medical, clinical and non-clinical development as well as late stage regulatory affairs. Our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials during the first quarter of 2013 we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the clinical research organization managing the trials and others to ensure the trials are progressing. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $62.5 to $67.5 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of diabetic foot ulcers, we have initiated pre-clinical activities for scar prevention, and anticipate having initial data in 2015 to help determine whether or not to progress towards an Investigational New Drug application.

●	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the cash on hand, cash equivalents and short-term investments as of March 31, 2015, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of DSC127 will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of March 31, 2015, except for operating leases entered into in the normal course of business, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the 2014 Form 10-K.

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

Foreign Currency Exchange Risk

During the three months ended March 31, 2015, we generated approximately 84 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has their own functional currencies. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Fluctuations in exchange rates affect the reporting of our financial position, results of operations, and cash flows. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the results of operations as unrealized (based on period-end exchange rates) or realized upon settlement of the transactions. We currently do not hedge our exposure to fluctuations in exchange rates.

Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the results of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholder's equity and the current period impact is recorded in other comprehensive loss. Cash flows from operations in foreign countries are translated at the average rate for the period.

Commodity Price Risk

A significant portion of our business is exposed to the price of cotton and directly and indirectly to the price of oil. Fluctuations in the price of these commodities affect our results of operations, financial position and cash flows. We monitor our commodity price risk on an ongoing basis. Steps have been, and will continue to be, taken to manage the impact of price changes on our business relative to the market. We currently do not hedge commodity price risk.

At present, we do not believe our operations are subject to significant market risks for interest rates, equity investment, foreign currency exchange, commodity prices or other relevant market price risks of a material nature.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms, and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended March 31, 2015, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2014 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $10,609,577 in the three months ended March 31, 2015 (unaudited), $39,771,555 for the year ended December 31, 2014, and additional losses in previous years. At March 31, 2015, we had an accumulated deficit of $114,551,943 (unaudited). We expect to incur losses for the next several years as we continue to develop DSC127, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of March 31, 2015, up to 5,145,870 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 25,710,990 shares of common stock outstanding as of March 31, 2015.

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

In the course of our preclinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical contract research organizations (“CROs”), and manufacturers, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, (“GCPs”), for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our GCPs, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2010 through 2014 and the first three months of 2015 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014	$7.88	$15.51
2015*	$7.27	$9.89

(*) January 1 through March 31.

Events that may affect our common stock price include:

•	Results from further development of DSC127;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DERMA SCIENCES, INC.

Dated: May 8, 2015	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

