Form 10-Q
period 2015-06-30
DERMA SCIENCES, INC.
filed 2015-08-07
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: August 6, 2015	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 25,806,549

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$13,005,695	$19,396,845
Short-term investments	45,000,230	55,996,000
Accounts receivable, net of allowances of $713,962 and $531,205, respectively	9,143,916	8,758,034
Inventories	17,545,944	13,280,940
Prepaid expenses and other current assets	1,572,907	3,411,934
Total current assets	86,268,692	100,843,753
Long-term investments	8,430,034	8,422,790
Equipment and improvements, net of accumulated depreciation and amortization of $7,813,950 and $7,681,863, respectively	3,883,087	3,614,439
Identifiable intangible assets, net of accumulated amortization of $12,123,501 and $10,631,372, respectively	11,323,375	12,815,504
Goodwill	13,457,693	13,457,693
Other assets	141,053	143,733
Total assets	$123,503,934	$139,297,912

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$6,282,664	$5,058,892
Accrued expenses and other current liabilities	4,752,998	6,452,358
Total current liabilities	11,035,662	11,511,250
Long-term liabilities	471,060	521,358
Deferred tax liability	1,789,313	1,700,640
Total liabilities	13,296,035	13,733,248

Commitments and contingencies (notes 9 and 10)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at June 30, 2015 and December 31, 2014 (liquidation preference of $3,222,368 at June 30, 2015)	733	733
Common stock, $.01 par value; shares authorized 50,000,000; issued and outstanding 25,806,549 at June 30, 2015 and 25,319,203 at December 31, 2014	258,065	253,192
Additional paid-in capital	233,129,197	228,341,542
Accumulated other comprehensive income	657,558	911,563
Accumulated deficit	(123,837,654)	(103,942,366)
Total stockholders’ equity	110,207,899	125,564,664
Total liabilities and stockholders’ equity	$123,503,934	$139,297,912

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,
	2015	2014
Net Sales	$22,556,364	$20,916,225
Cost of sales	14,185,116	13,071,408
Gross Profit	8,371,248	7,844,817
Operating Expenses
Selling, general and administrative	13,701,728	12,631,590
Research and development	4,490,888	4,365,267
Total operating expenses	18,192,616	16,996,857
Operating loss	(9,821,368)	(9,152,040)
Other income, net	(880,514)	(233,050)
Loss before income taxes	(8,940,854)	(8,918,990)
Income tax provision (benefit)	344,857	(232,188)
Net Loss	(9,285,711)	(8,686,802)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(102,652)	117,750
Unrealized (loss) gain on equity securities, net of taxes	(4,347)	862,685
Total other comprehensive (loss) income	(106,999)	980,435
Comprehensive Loss	$(9,392,710)	$(7,706,367)
Net loss per common share – basic and diluted	$(0.36)	$(0.34)
Shares used in computing net loss per common share – basic and diluted	25,759,843	25,199,805

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Six Months Ended June 30,
	2015	2014
Net Sales	$42,055,016	$40,703,258
Cost of sales	26,148,642	25,946,117
Gross Profit	15,906,374	14,757,141
Operating Expenses
Selling, general and administrative	26,998,363	25,681,143
Research and development	8,963,117	8,548,868
Total operating expenses	35,961,480	34,230,011
Operating loss	(20,055,106)	(19,472,870)
Other income, net	(512,726)	(272,300)
Loss before income taxes	(19,542,380)	(19,200,570)
Income tax provision (benefit)	352,908	(243,753)
Net Loss	(19,895,288)	(18,956,817)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(258,463)	(84,862)
Unrealized gain on equity securities, net of taxes	4,458	486,010
Total other comprehensive (loss) income	(254,005)	401,148
Comprehensive Loss	$(20,149,293)	$(18,555,669)
Net loss per common share – basic and diluted	$(0.78)	$(0.79)
Shares used in computing net loss per common share – basic and diluted	25,656,875	23,889,487

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(19,895,288)	$(18,956,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and improvements	527,987	450,734
Amortization of identifiable intangible assets	1,492,129	1,480,998
Provision for bad debts	18,235	9,942
Allowance for sales adjustments	168,184	(5,642)
Provision for inventory obsolescence	(47,474)	65,069
Deferred rent	(43,506)	(10,142)
Stock-based compensation	2,868,808	3,495,944
Deferred income taxes	270,255	(219,514)
Changes in operating assets and liabilities:
Accounts receivable	(560,785)	(521,797)
Inventories	(4,555,063)	(1,333,931)
Prepaid expenses and other current assets	1,685,126	785,061
Other assets	(10)	25,541
Accounts payable	1,333,982	89,676
Accrued expenses and other current liabilities	(1,782,281)	(424,585)
Net cash used in operating activities	(18,519,701)	(15,069,463)
Investing Activities
Purchase of investments	(35,000,230)	(35,000,000)
Proceeds from sale of investments	45,996,000	19,981,000
Purchase of equipment and improvements	(964,061)	(733,436)
Purchase of intangible assets	-	(1,250,000)
Net cash provided by (used in) investing activities	10,031,709	(17,002,436)
Financing Activities
Proceeds from the sale of common stock, net of costs	-	80,616,032
Proceeds from exercise of stock options and warrants	1,991,130	2,245,782
Payment of withholding taxes related to employee stock-based compensation	(67,409)	(121,618)
Net cash provided by financing activities	1,923,721	82,740,196
Effect of exchange rate changes on cash and cash equivalents	173,121	(79,997)
Net (decrease) increase in cash and cash equivalents	(6,391,150)	50,588,300
Cash and cash equivalents
Beginning of period	19,396,845	6,501,586
End of period	$13,005,695	$57,089,886
Supplemental disclosures of cash flow information:
Issuance of a warrant in connection with a licensing agreement	$-	$129,750

Cash paid during the period for:
Interest	$119	$5,442

See accompanying notes to consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Information included in the consolidated balance sheet as of December 31, 2014 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units, in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2015 and 2014 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive securities excluded as a result of the effects of being anti-dilutive are as follows:

	Three and Six Months Ended June 30,
	2015	2014

Excluded dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	49,782	49,782
Restricted share units	677,500	744,850
Warrants	1,755,330	2,143,584
Stock options	2,540,607	2,324,554

Total dilutive shares	5,096,551	5,336,102

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software. The standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015 for public business entities. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-05 may have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity that uses the first in first out method for inventory to report inventory cost at the lower of cost or net realizable value versus the current measurement principle of lower of cost or market. The ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-11 may have on its consolidated financial statements and related disclosures.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Investment in Equity Securities

In 2013 and 2014, the Company purchased an aggregate 2,802,277 shares of Comvita Limited (“Comvita”) common stock for $8,483,693. In conjunction with this investment, the Company’s chairman and chief executive officer was named to Comvita’s board of directors. At June 30, 2015, the 2,802,277 shares of Comvita common stock owned by the Company represented 7.1% of Comvita’s outstanding shares.

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other income. The investment is classified as a long term asset. As of June 30, 2015, the fair value of the Comvita common stock was $8,430,034 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative decrease in fair value from cost of $53,659 has been recorded in accumulated other comprehensive income, net of taxes.

Cash and cash equivalents and investments at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014

Cash	$12,152,935	$7,665,958
Money market mutual funds	852,760	11,730,887

Cash and cash equivalents	13,005,695	19,396,845

Investments in debt securities	45,000,230	55,996,000
Investment in equity securities	8,430,034	8,422,790

Total investments	53,430,264	64,418,790

Total cash and cash equivalents and investments	$66,435,959	$83,815,635

The following table provides fair value information as of June 30, 2015:

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$13,005,695	$13,005,695	$-	$-
Investments in debt securities	45,000,230	45,000,230	-	-
Investment in equity securities	8,430,034	8,430,034	-	-

Total investments	53,430,264	53,430,264	-	-

Total	$66,435,959	$66,435,959	$-	$-

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

3.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	June 30, 2015	December 31, 2014

Finished goods	$14,119,038	$8,386,356
Work in process	77,115	838,679
Packaging materials	1,950,225	1,343,927
Raw materials	1,399,566	2,711,978

Total inventory	$17,545,944	$13,280,940

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	June 30, 2015	December 31, 2014

Accrued compensation and related taxes	$1,729,056	$2,930,525
Accrued Canadian sales rebate, net	121,945	633,162
Accrued royalties	571,212	463,823
Accrued sales incentives and other fees	487,995	557,918
Accrued research and development	610,315	844,230
Other	1,232,475	1,022,700

Total accrued expenses and other current liabilities	$4,752,998	$6,452,358

5.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that impact the preferred stock conversion ratios. As of June 30, 2015, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

The 49,782 incremental shares associated with the conversion ratio adjustments will be recorded to common stock upon conversion at par with the offset to additional paid in capital as all of the convertible preferred stock was issued prior to the November 16, 2000 effective date of certain provisions of Accounting Standards Codification 470 (formerly Emerging Issues Task Force Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments).

Common Stock

During the six months ended June 30, 2015, the Company issued 487,346 shares of common stock consisting of: 403,687 shares upon the exercise of stock purchase warrants and options for which the Company received $1,991,130; and 83,659 shares in connection with the vesting of 90,850 restricted share units.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants

At June 30, 2015, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

R	1,705,330	$9.90	June 22, 2016
S	50,000	$11.81	January 14, 2019

Total	1,755,330

During the six months ended June 30, 2015, a total of 326,933 warrants were exercised on a for cash basis consisting of 133,333 Series Q, 100,000 Series N, and 93,600 Series O warrants. A total of 326,933 shares of common stock were issued in connection with the warrant exercises. During the six months ended June 30, 2015, a total of 6,821 warrants were forfeited consisting of 4,634 Series O warrants and 2,187 Series P warrants.

Equity Based Compensation

Under the Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue 6,000,000 shares of common stock. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At June 30, 2015, options to purchase 2,540,607 shares and 677,500 restricted share units were issued and outstanding under the EIP Plan and 1,751,339 shares were available for grant.

Stock Options

The EIP Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

For the three and six months ended June 30, 2015 and 2014, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Risk-free interest rate	1.12%	1.97%	1.61%	1.79%
Volatility factor	36.8%	61.9%	45.7%	63.2%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	3.59	6.25	5.69	5.89

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2015 is as follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2015	2,166,959	$9.03
Granted	586,690	$8.68
Forfeited	(59,524)	$11.49
Exercised	(128,518)	$4.19
Expired	(25,000)	$9.58

Outstanding – June 30, 2015	2,540,607	$9.13

Expected to vest – June 30, 2015	2,515,201	$9.13

Exercisable at June 30, 2015	1,768,034	$8.61

During the six months ended June 30, 2015, the Company granted 428,690 service based options and 158,000 performance based options to Company employees and consultants. The weighted average fair value per share of options granted during the six months ended June 30, 2015 was $3.86.

During the six months ended June 30, 2015, 128,518 stock options were exercised on a for-cash and cashless basis. A total of 76,754 shares of common stock were issued in connection with the stock option exercises. The intrinsic value of options exercised in 2015 was $518,884.

During the three and six months ended June 30, 2015 and 2014, stock option compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of sales	$36,898	$32,870	$109,601	$118,046
Selling, general and administrative expenses	540,568	623,336	1,324,646	1,836,158
Research and development	(2,605)	82,385	44,184	103,171

Total stock option compensation expense	$574,861	$738,591	$1,478,431	$2,057,375

As of June 30, 2015, there was $2,993,118 of unrecognized compensation cost related to nonvested service based awards and $306,540 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 2.04 years and 0.51 years for the service and performance based awards, respectively.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value
Unvested–January 1, 2015	651,883	$8.47

Granted	122,500	7.09
Vested	(90,850)	10.22
Forfeited	(6,033)	10.75

Unvested–June 30, 2015	677,500	$7.97

In connection with the vesting of restricted share unit awards during the six months ended June 30, 2015, 7,191 common stock shares with a fair value of $67,409 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended June 30, 2015 and 2014, restricted share unit compensation expense was $666,966 and $715,117, respectively, and for the six months ended June 30, 2015 and 2014, restricted share unit compensation expense was $1,319,707 and $1,390,033, respectively, and included in selling, general and administrative expense.

As of June 30, 2015, there was $2,309,461 of unrecognized compensation cost related to unvested restricted share units. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 0.60 years.

In May of 2015, in consideration of prior service to the Company, the Company granted a retiring director 15,000 stock options, accelerated the vesting of his unvested stock options and restricted share units, and extended the expiration date of his vested stock options from 90 days from his retirement date to the earlier of (i) 36 months from his retirement date or (ii) the awards’ original expiration date. An additional $70,670 of stock based compensation was recognized during the three months ended June 30, 2015 and included in selling, general and administrative expense in connection with the retirement.

During 2014, in consideration of a retiring director’s prior service to the Company, the Company accelerated the vesting of his unvested stock options and restricted share units scheduled to vest in 2014, and extended the expiration date of his vested stock options from 90 days from his retirement date to 24 months from his retirement date. An additional $48,536 of stock based compensation expense was recognized during the six months ended June 30, 2014 and included in selling, general and administrative expense in connection with the retirement.

Shares Reserved for Future Issuance

At June 30, 2015, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred stock (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock (series A – B)	49,782
Common stock options outstanding	2,540,607
Common stock warrants outstanding	1,755,330
Restricted share units outstanding	677,500
Common stock equivalents available for grant	1,751,339

Total common stock shares reserved	6,847,890

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

6.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of June 30, 2015 was as follows:

	Foreign Currency Translation Adjustments	Unrealized Loss on Equity Securities	Total
Balance at January 1, 2015	$1,001,298	$(89,735)	$911,563

Current period - other comprehensive (loss) income	(258,463)	4,458	(254,005)

Balance at June 30, 2015	$742,835	$(85,277)	$657,558

7.	Operating Segments

The Company operates in three segments: advanced wound care, traditional wound care and pharmaceutical wound care products. They are managed separately as each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated dressings, devices and skin substitutes designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity related dressings, ointments, gauze bandages, adhesive bandages, wound closure strips, catheter fasteners and skin care products. The pharmaceutical wound care segment is focused solely on Aclerastide (formerly referred to as DSC127), a novel, first in class angiotensin peptide currently involved in a Phase III clinical trial for the treatment of diabetic foot ulcers.

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

The pharmaceutical wound care segment is presently limited to the development of Aclerastide for diabetic foot ulcers and pre-clinical work on scar prevention.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Operating segment sales, gross profit, segment contribution and other related information for 2015 and 2014 were as follows:

Three Months Ended June 30, 2015

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$10,292,016	$12,264,348	$-	$-	$22,556,364
Gross profit	4,862,036	3,509,212	-	-	8,371,248
Direct expense	(8,694,042)	(1,433,222)	(4,259,947)	-	(14,387,211)
Segment contribution	$(3,832,006)	$2,075,990	$(4,259,947)	-	(6,015,963)
Indirect expenses				$(3,269,748)	(3,269,748)

Net loss					$(9,285,711)

Three Months Ended June 30, 2014

Net sales	$8,812,685	$12,103,540	$-	$-	$20,916,225
Gross profit	4,446,075	3,398,742	-	-	7,844,817
Direct expense	(7,663,928)	(1,362,889)	(4,361,559)	-	(13,388,376)
Segment contribution	$(3,217,853)	$2,035,853	$(4,361,559)	-	(5,543,559)
Indirect expenses				$(3,143,243)	(3,143,243)

Net loss					$(8,686,802)

Six Months Ended June 30, 2015

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company
Net sales	$20,063,040	$21,991,976	$-	$-	$42,055,016
Gross profit	9,763,160	6,143,214	-	-	15,906,374
Direct expense	(17,129,122)	(2,746,673)	(8,418,223)	-	(28,294,018)
Segment contribution	$(7,365,962)	$3,396,541	$(8,418,223)	-	(12,387,644)
Indirect expenses				$(7,507,644)	(7,507,644)

Net loss					$(19,895,288)

Six Months Ended June 30, 2014

Net sales	$17,164,748	$23,538,510	$-	$-	$40,703,258
Gross profit	8,373,050	6,384,091	-	-	14,757,141
Direct expense	(15,309,862)	(2,671,058)	(8,540,726)	-	(26,521,646)
Segment contribution	$(6,936,812)	$3,713,033	$(8,540,726)	-	(11,764,505)
Indirect expenses				$(7,192,312)	(7,192,312)

Net loss					$(18,956,817)

The following table presents net sales by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

United States	83%	75%	83%	74%
Canada	12%	16%	11%	16%
Other	5%	9%	6%	10%

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2015 and 2014, the Company had a major Canadian customer comprising 12% and 16%, respectively, of consolidated net sales. For the six months ended June 30, 2015 and 2014, the Company had a major Canadian customer comprising 11% and 16%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at June 30, 2015.

8.	Income Taxes

The following table summarizes the income tax expense (benefit) and effective tax rate for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Current tax expense (benefit)	$77,908	$(17,093)	$82,653	$(24,239)
Deferred tax expense (benefit)	266,949	(215,095)	270,255	(219,514)
Income tax expense (benefit)	$344,857	$(232,188)	$352,908	$(243,753)
Effective tax rate	(3.9)%	2.6%	(1.8)%	1.3%

For the three and six months ended June 30, 2015, the Company recognized income tax expense consisting of foreign and U.S. income tax expenses. The foreign income tax expense relates to income taxes recognized as a result of the net income incurred by the Canadian operations and taxes paid on a dividend from the Comvita investment. The U.S. income tax expense consists of a deferred tax expense due to differences in financial reporting and tax treatment of goodwill net of amortization for financial reporting but not tax purposes of acquired identified intangible assets.

The income tax benefit for the three and six months ended June 30, 2014 consisted of a U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income and a tax benefit from foreign operations. In addition, the U.S. income tax benefit for the three and six months ended June 30, 2014 was reduced by the tax effect of differences in financial reporting and tax treatment of goodwill, net of amortization for financial reporting but not for tax purposes of acquired identified intangible assets.

9.	Comvita and BioDLogics License Agreements

Comvita Licensing Agreement

In February 2010, the Company entered into a new agreement with Comvita (the “Comvita Agreement”) under which the Company received perpetual and exclusive worldwide licensing rights for Manuka Honey based MEDIHONEY wound and skin care products for all markets outside of the consumer market (the “Comvita Agreement”). The Comvita Agreement also provides that Comvita will serve as the Company’s supplier for Manuka Honey and will not provide Manuka Honey to any other entities for use in the professional medical-surgical marketplace. The Comvita Agreement calls for graduated royalty payments based on sales and milestone payments. The license rights may be terminated or rendered non-exclusive by Comvita if the Company fails to meet certain minimum royalty requirements.

Comvita is a stockholder of the Company and its Chief Executive Officer serves on the Company’s Board of Directors. The Company purchased $1,436,100 and $946,400 of medical grade honey from Comvita in the six months ended June 30, 2015 and 2014, respectively. In addition, the Company incurred MEDIHONEY royalties of $635,898 and $613,714 in the six months ended June 30, 2015 and 2014, respectively. Amounts due to Comvita for raw material purchases and royalties totaled $608,230 and $625,947 at June 30, 2015 and December 31, 2014, respectively.

BioDLogics, LLC License Agreement

On January 14, 2014, the Company entered into a license, market development and commercialization agreement (the “Agreement”) with BioDLogics, LLC (“BioD”) relating to BioD’s human placental based products (the “Licensed Products”) and intellectual property related thereto.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Under the Agreement, BioD granted to the Company an exclusive, perpetual, royalty-bearing license to use, offer for sale and sell, the Licensed Products in North America (the “Territory”), including the rights to sublicense solely as provided in the Agreement, for a broad range of dermal applications (the “Field”). During the term of the Agreement, the Company will be responsible for the sale and marketing of the Licensed Products in the Field throughout the Territory. As part of its commercialization efforts, the Company is required to fund clinical studies up to $2,000,000 in support of the Field pursuant to the Agreement. Through June 30, 2015, the Company has funded $1,375,554 as part of these commercialization efforts.

The Company paid BioD an initial license fee of $1,250,000 and granted BioD a warrant to purchase 100,000 shares of the Company’s common stock. One quarter (25%) of the warrant was exercisable immediately at a price of $11.81 per share, while the remaining 75% of the warrant becomes exercisable, if at all, upon the achievement of certain milestones. The warrant expires in January 2019 (note 5). The warrant has been valued at $129,750 using the Black-Scholes option pricing model. Total consideration paid to BioD of $1,379,750 was recorded as an intangible asset in 2014 and is being amortized to cost of sales over an estimated useful life of seven years. In addition to the initial license fee and warrant, royalties are payable to BioD based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid-single digits. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

The Agreement may be terminated as follows: (i) upon mutual agreement of the parties; (ii) by BioD if the Company challenges certain BioD patents or trade secrets; (iii) by BioD if the Company fails to meet the annual minimum net sales requirement under the Agreement, unless the Company pays the difference between the amount of royalties that would have been due had the minimum annual net sales for such year been achieved and royalty payments made by the Company with respect to net sales during such year plus any milestone payments payable; or (iv) by either party in the event of a material breach or certain events of bankruptcy. The annual minimum net sales requirement commenced in 2015, and is $2,000,000 for the contract year of April 1, 2015 through March 31, 2016.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Overview

Operating Results of Three Months Ended June 30, 2015 and 2014

The following table highlights the operating results of the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Variance
	2015	2014
Gross sales	$25,636,623	$23,579,807	$2,056,816	8.7%
Sales adjustments	(3,080,259)	(2,663,582)	(416,677)	15.6%
Net sales	22,556,364	20,916,225	1,640,139	7.8%
Cost of sales	14,185,116	13,071,408	1,113,708	8.5%
Gross profit	8,371,248	7,844,817	526,431	6.7%

Selling, general and administrative expense	13,701,728	12,631,590	1,070,138	8.5%
Research and development expense	4,490,888	4,365,267	125,621	2.9%
Other income, net	(880,514)	(233,050)	(647,464)	*
Total expenses	17,312,102	16,763,807	548,295	3.3%

Loss before income taxes	(8,940,854)	(8,918,990)	(21,864)	0.2%
Income tax provision (benefit)	344,857	(232,188)	577,045	*
Net loss	$(9,285,711)	$(8,686,802)	$(598,909)	6.9%

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended June 30,
	2015	2014
Gross sales	$25,636,623	$23,579,807
Trade rebates	(2,171,389)	(1,875,437)
Distributor fees	(246,204)	(306,148)
Sales incentives	(357,463)	(215,927)
Returns and allowances	(107,423)	(104,494)
Cash discounts	(197,780)	(161,576)
Total adjustments	(3,080,259)	(2,663,582)
Net sales	$22,556,364	$20,916,225

Trade rebates increased in 2015 versus 2014 principally due to increases in sales subject to rebate in the U.S. and the rebate percentage as a result of changes in product mix towards higher rebated products in the U.S. and Canada, partially offset by lower sales in Canada subject to rebate. The decrease in distributor fees was commensurate with the decrease in Canadian sales upon which the fees were based. The increase in sales incentives reflected higher sales subject to incentives.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate reserves for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
Beginning balance – April 1	$1,621,938	$1,816,821
Rebates paid	(1,902,620)	(1,602,983)
Rebates accrued	2,171,389	1,875,437
Ending balance – June 30	$1,890,707	$2,089,275

The $268,769 increase in the trade rebate reserve balance at June 30, 2015 from April 1, 2015 principally reflected an increase in sales subject to rebate, the timing of rebate payments, and an increase in the rebate percentage. There was no other significant change in the nature of our business during the three months ended June 30, 2015 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended June 30, 2015 versus 2014:

	Three Months Ended June 30,		Variance
	2015	2014

Net Sales	$22,556,364	$20,916,225	$1,640,139	7.8%
Cost of Sales	14,185,116	13,071,408	1,113,708	8.5%
Gross Profit	$8,371,248	$7,844,817	$526,431	6.7%
Gross Profit %	37.1%	37.5%

Net sales increased $1,640,139, or 7.8% (increase of 10.1% adjusted for exchange) in 2015 versus 2014. Advanced wound care sales increased $1,479,331, or 16.8%, to $10,292,016 in 2015 from $8,812,685 in 2014. Traditional wound care sales increased $160,808, or 1.3%, to $12,264,348 in 2015 from $12,103,540 in 2014.

Net sales in the U.S. increased $2,230,964, or 13.5%, to $18,757,232 in 2015 from $16,526,268 in 2014. The increase was driven by higher advanced wound care sales of $1,574,697, or 20.8%, and higher traditional wound care sales of $656,267, or 7.3%. The U.S. advanced wound care sales increase was led by our Total Contact Casting (“TCC”) and Amnio products. Sales of Medihoney in the U.S. were down 12.4% due to the adverse impact of U.S. Medicare reimbursement code changes. The traditional wound care sales increase was driven principally by higher first aid division (“FAD”) sales, partially offset by lower private label sales. The first aid product sales included an initial stocking order for a large U.S. retail pharmacy chain of approximately $1,600,000. The 2015 private label sales were unfavorably impacted by the loss of two distributor relationships due to industry consolidation. Net sales in Canada decreased $544,513, or 16.5% (5.2% adjusted for exchange), to $2,756,279 in 2015 from $3,300,792 in 2014. This decrease was driven by a decrease in sales to our exclusive distributor of $171,101 along with an unfavorable foreign exchange impact of $373,412. The lower sales to our exclusive distributor were unfavorably impacted by the distributor’s inventory rebalancing efforts in the three months ended June 30, 2015. Net sales to the rest of the world decreased $46,312, or 4.3% (4.8% increase adjusted for exchange), to $1,042,853 in 2015 from $1,089,165 in 2014. The decrease was primarily driven by an unfavorable foreign exchange impact of $98,785 partially offset by favorable demand.

Gross profit increased $526,431, or 6.7%, in 2015 versus 2014. Advanced wound care gross profit increased $415,961, or 9.4%, to $4,862,036 in 2015 from $4,446,075 in 2014. Traditional wound care gross profit increased $110,470, or 3.3%, to $3,509,212 in 2015 from $3,398,742 in 2014. The overall gross profit margin percentage decreased to 37.1% in 2015 from 37.5% in 2014. The increase in gross profit dollars principally reflected an increase in U.S. sales. The decrease in gross margin percentage principally reflected higher sales adjustments on advanced wound care products in the U.S.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2015 versus 2014:

	Three Months Ended June 30,		Variance
	2015	2014
Distribution	$680,575	$592,010	$88,565	15.0%
Marketing	2,543,431	2,327,359	216,072	9.3%
Sales	6,478,566	5,909,990	568,576	9.6%
General and administrative	3,999,156	3,802,231	196,925	5.2%
Total	$13,701,728	$12,631,590	$1,070,138	8.5%

Selling, general and administrative expenses increased $1,070,138, or 8.5%, in 2015 versus 2014.

Distribution expense increased $88,565, or 15.0% (17.1% adjusted for exchange), in 2015 versus 2014. The increase reflected higher growth related operating costs.

Marketing expense increased $216,072, or 9.3% (9.6% adjusted for exchange), in 2015 versus 2014. The increase was attributable to higher trade show expenses, product development costs, and customer outreach costs principally in support of our advanced wound care growth initiatives.

Sales expense increased $568,576, or 9.6% (10.7% adjusted for exchange), in 2015 versus 2014. The increase was principally attributable to incremental costs consisting of compensation and benefits, commissions, trade shows, samples, promotions, recruiting, and meetings to support the expansion of the advanced wound care sales force in the U.S. and higher administrative fees associated with the expansion of our group purchasing program enrollment, partially offset by lower equity based compensation, and travel costs.

General and administrative expenses increased $196,925, or 5.2% (7.5% adjusted for exchange), in 2015 versus 2014. The increase was primarily related to higher compensation costs related to new positions added during 2014, board of directors costs associated with a retiring director, and increased legal fees associated with the Medihoney Medicare reimbursement, accounting, and investor relation costs, partially offset by lower consulting fees.

Research and Development Expense

Research and development expense increased $125,621 to $4,490,888 in 2015 from $4,365,267 in 2014. The increase principally reflected the ongoing Aclerastide Phase 3 related expenses, together with incremental pre-clinical Aclerastide scar prevention and Amnio post marketing clinical studies.

Other Income, net

Other income, net increased $647,464 to $880,514 in 2015 from $233,050 in 2014 due principally to foreign exchange.

Income Tax Provision (Benefit)

Income tax provision (benefit) increased $577,045 to a provision of $344,857 in 2015 from a benefit of $232,188 in 2014 due principally to higher taxable income from our Canadian operations.

Net Loss

For the three months ended June 30, 2015, we generated a net loss of $9,285,711, or $0.36 per share (basic and diluted) in 2015, compared to a net loss of $8,686,802, or $0.34 per share (basic and diluted), in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Overview

Operating Results of Six Months Ended June 30, 2015 and 2014

The following table highlights the operating results of the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Variance
	2015	2014
Gross sales	$47,533,696	$45,809,371	$1,724,325	3.8%
Sales adjustments	(5,478,680)	(5,106,113)	(372,567)	7.3%
Net sales	42,055,016	40,703,258	1,351,758	3.3%
Cost of sales	26,148,642	25,946,117	202,525	0.8%
Gross profit	15,906,374	14,757,141	1,149,233	7.8%

Selling, general and administrative expense	26,998,363	25,681,143	1,317,220	5.1%
Research and development expense	8,963,117	8,548,868	414,249	4.8%
Other income, net	(512,726)	(272,300)	(240,426)	*
Total expenses	35,448,754	33,957,711	1,491,043	4.4%

Loss before income taxes	(19,542,380)	(19,200,570)	(341,810)	1.8%
Income tax provision (benefit)	352,908	(243,753)	596,661	*
Net loss	$(19,895,288)	$(18,956,817)	$(938,471)	5.0%

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2015	2014
Gross sales	$47,533,696	$45,809,371
Trade rebates	(3,754,965)	(3,596,021)
Distributor fees	(427,976)	(594,135)
Sales incentives	(659,869)	(390,372)
Returns and allowances	(267,757)	(210,769)
Cash discounts	(368,113)	(314,816)
Total adjustments	(5,478,680)	(5,106,113)
Net sales	$42,055,016	$40,703,258

Trade rebates increased in 2015 versus 2014 principally due to increases in sales subject to rebate in the U.S. and the rebate percentage as a result of changes in product mix towards higher rebated products in the U.S. and Canada, partially offset by lower sales in Canada subject to rebate. The decrease in distributor fees was commensurate with the decrease in Canadian sales upon which the fees were based. The increase in sales incentives reflected higher sales subject to incentives.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate reserves for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Beginning balance – January 1	$1,880,525	$1,746,993
Rebates paid	(3,744,783)	(3,253,739)
Rebates accrued	3,754,965	3,596,021
Ending balance – June 30	$1,890,707	$2,089,275

The $10,182 increase in the trade rebate reserve balance at June 30, 2015 from January 1, 2015 principally reflected increases in sales subject to rebate and the rebate percentage in the U.S., almost fully offset by the timing of rebate payments. There was no other significant change in the nature of our business during the six months ended June 30, 2015 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the six months ended June 30, 2015 versus 2014:

	Six Months Ended June 30,		Variance
	2015	2014
Net Sales	$42,055,016	$40,703,258	$1,351,758	3.3%
Cost of Sales	$26,148,642	25,946,117	202,525	0.8%
Gross Profit	$15,906,374	$14,757,141	$1,149,233	7.8%
Gross Profit %	37.8%	36.3%

Net sales increased $1,351,758, or 3.3% (increase of 5.5% adjusted for exchange) in 2015 versus 2014. Advanced wound care sales increased $2,898,292, or 16.9%, to $20,063,040 in 2015 from $17,164,748 in 2014. Traditional wound care sales decreased $1,546,534, or 6.6%, to $21,991,976 in 2015 from $23,538,510 in 2014.

Net sales in the U.S. increased $2,861,343, or 8.9%, to $35,077,470 in 2015 from $32,216,127 in 2014. The increase was driven by higher advanced wound care sales of $2,892,515, or 19.6%, partially offset by lower traditional wound care sales of $31,172, or 0.2%. The U.S. advanced wound care sales increase was led by our TCC and Amnio products. Sales of Medihoney in the U.S. were down 1.8% due to the adverse impact of U.S. Medicare reimbursement code changes. The traditional wound care sales decrease was driven principally by lower private label sales, partially offset by higher first aid division sales. The 2015 private label sales were unfavorably impacted by the loss of two distributor relationships due to industry consolidation. The first aid product sales included an initial stocking order for a large U.S. retail pharmacy chain of approximately $1,600,000. Net sales in Canada decreased $1,603,638, or 25.1% (13.9% adjusted for exchange), to $4,797,258 in 2015 from $6,400,896 in 2014. This decrease was driven by a decrease in sales to our exclusive distributor of $889,269 along with an unfavorable foreign exchange impact of $714,369. The lower sales to our exclusive distributor were unfavorably impacted by the distributor’s inventory rebalancing efforts in the six months ended June 30, 2015. Net sales to the rest of the world increased $94,053, or 4.5% (13.3% adjusted for exchange), to $2,180,288 in 2015 from $2,086,235 in 2014. The increase was primarily driven by higher demand of $276,784 partially offset by an unfavorable foreign exchange impact of $182,731.

Gross profit increased $1,149,233, or 7.8%, in 2015 versus 2014. Advanced wound care gross profit increased $1,390,110, or 16.6%, to $9,763,160 in 2015 from $8,373,050 in 2014. Traditional wound care gross profit decreased $240,877, or 3.8%, to $6,143,214 in 2015 from $6,384,091 in 2014. The overall gross profit margin percentage increased to 37.8% in 2015 from 36.3% in 2014. The increase in gross margin percentage and gross profit dollars principally reflected lower manufacturing costs and a favorable mix of higher margined advanced wound care products.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2015 versus 2014:

	Six Months Ended June 30,		Variance
	2015	2014
Distribution	$1,349,599	$1,225,439	$124,160	10.1%
Marketing	4,863,878	4,302,569	561,309	13.0%
Sales	12,729,922	12,057,274	672,648	5.6%
General and administrative	8,054,964	8,095,861	(40,897)	(0.5)%
Total	$26,998,363	$25,681,143	$1,317,220	5.1%

Selling, general and administrative expenses increased $1,317,220, or 5.1%, in 2015 versus 2014.

Distribution expense increased $124,160, or 10.1% (12.3% adjusted for exchange), in 2015 versus 2014. The increase reflected higher growth related operating costs.

Marketing expense increased $561,309, or 13.0% (13.4% adjusted for exchange), in 2015 versus 2014. The increase was attributable to higher compensation expense associated with the addition of three marketing, two clinical and one product development positions added in the first quarter of 2014, coupled with higher associated travel expenses, as well as consulting, product development, trade show and promotional costs principally in support of our advanced wound care growth initiatives, partially offset by lower recruiting and samples costs.

Sales expense increased $672,648, or 5.6% (6.6% adjusted for exchange), in 2015 versus 2014. The increase was principally attributable to incremental costs consisting of compensation and benefits, travel, trade show, promotional and samples expenses to support the expansion of the advanced wound care sales force in the U.S. and higher administrative fees associated with the expansion of our group purchasing program enrollment, partially offset by lower equity based compensation, and recruiting costs.

General and administrative expenses decreased $40,897, or 0.5% (1.7% increase adjusted for exchange), in 2015 versus 2014. The decrease was primarily related to equity based compensation, investor relations and consulting expenses, partially offset by higher legal fees associated with the Medihoney Medicare reimbursement, accounting and information technology expenses.

Research and Development Expense

Research and development expense increased $414,249 to $8,963,117 in 2015 from $8,548,868 in 2014. The increase principally reflected the ongoing Aclerastide Phase 3 related expenses, together with incremental pre-clinical Aclerastide scar prevention and Amnio post marketing clinical studies.

Other Income, net

Other income, net increased $240,426 to $512,726 in 2015 from $272,300 in 2014 due principally to foreign exchange.

Income Tax Provision (Benefit)

Income tax provision (benefit) increased $596,661 to a provision of $352,908 in 2015 from a benefit of $243,753 in 2014 due principally to higher taxable income from our Canadian operation.

Net Loss

For the six months ended June 30, 2015, we generated a net loss of $19,895,288, or $0.78 per share (basic and diluted) in 2015, compared to a net loss of $18,956,817, or $0.79 per share (basic and diluted), in 2014.

Liquidity and Capital Resources

Cash Flow and Working Capital

At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $13,005,695 and $19,396,845, respectively. The $6,391,150 decrease in cash and cash equivalents reflected net cash used in operating activities of $18,519,701, partially offset by cash provided by investing activities of $10,031,709, cash provided by financing activities of $1,923,721, and the exchange rate effect on cash and cash equivalents which increased cash and cash equivalents by $173,121.

Net cash used in operating activities of $18,519,701 resulted from $14,640,670 cash used in operations (net loss plus non-cash items) together with $3,879,031 cash used in the change in operating assets and liabilities. Higher inventory, accounts receivable and lower accrued expenses, partially offset by higher accounts payable and lower prepaid expenses, were the main drivers behind the net cash used in the change in operating assets and liabilities.

Net cash provided by investing activities of $10,031,709 included cash provided by the net sale of investments of $10,995,770, partially offset by capital expenditures of $964,061. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Net cash provided by financing activities of $1,923,721 included net proceeds of $1,991,130 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock-based compensation of $67,409 in connection with net share settlements.

Working capital decreased $14,099,473 at June 30, 2015 to $75,233,030 from $89,332,503 at December 31, 2014. This decrease principally reflected the net cash outflows from research and development and operating activities. Management believes that it has sufficient working capital on-hand to support our existing operations for at least the next twelve months.

Prospective Assessment

Our strategic objective is to build the Company by both continuing to progress Aclerastide, with an initial indication for the treatment of diabetic foot ulcers, as well as in-licensing, acquiring, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth, and additional development programs on new indications for Aclerastide. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, issuance of debt, the sale of licensing rights of Aclerastide, jointly developing products with third parties and/or selling a portion of our existing business.

The launch of a number of advanced wound product line extensions in recent years, the growth of the TCC line of products and the licensing of the Amnio human placental products in January 2014 bodes well for the future of our higher-margined advanced wound care products both domestically and abroad.

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. We have an established presence in Europe, the Middle East, and Africa (“EMEA”) through a direct sales organization in the U.K. and through distributors in a number of other countries. We are in the process of building our presence in Asia, the Pacific, and Latin America (“APLA”) employing the distribution model. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of Aclerastide is estimated to be three years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. FDA), we believe the market potential of this product for diabetic foot ulcers and the Aclerastide compound for other indications that we have the rights to are significant. For Aclerastide, our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials during the first quarter of 2013 we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the clinical research organization managing the trials and others to ensure the trials are progressing. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $62.5 to $67.5 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of diabetic foot ulcers, we have initiated pre-clinical activities for scar prevention, and anticipate having initial data in 2015 to help determine whether or not to progress towards an Investigational New Drug application.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the cash on hand, cash equivalents and short-term investments as of June 30, 2015, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of Aclerastide will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of June 30, 2015, except for operating leases entered into in the normal course of business, we had no off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

During the six months ended June 30, 2015, we generated approximately 83 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has its own functional currency. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Fluctuations in exchange rates affect the reporting of our financial position, results of operations, and cash flows. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the results of operations as unrealized (based on period-end exchange rates) or realized upon settlement of the transactions. We currently do not hedge our exposure to fluctuations in exchange rates.

Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the results of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and the current period impact is recorded in other comprehensive loss. Cash flows from operations in foreign countries are translated at the average rate for the period.

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

Item 4.      Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms, and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended June 30, 2015, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2014 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $19,895,288 in the six months ended June 30, 2015 (unaudited), $39,771,555 for the year ended December 31, 2014, and additional losses in previous years. At June 30, 2015, we had an accumulated deficit of $123,837,654 (unaudited). We expect to incur losses for the next several years as we continue to develop Aclerastide, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of June 30, 2015, up to 5,096,551 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 25,806,549 shares of common stock outstanding as of June 30, 2015.

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

In the course of our preclinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical contract research organizations (“CROs”), and manufacturers, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. CROs are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices (“GCPs”), for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our GCPs, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2010 through 2014 and the first six months of 2015 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High

2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014	$7.88	$15.51
2015*	$6.39	$9.89

(*) January 1 through June 30.

Events that may affect our common stock price include:

•	Results from further development of Aclerastide;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

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

DERMA SCIENCES, INC.

Dated: August 7, 2015	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

