Form 10-Q
period 2015-09-30
DERMA SCIENCES, INC.
filed 2015-11-06
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐		Accelerated filer	☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: November 5, 2015	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 25,806,549

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

ASSETS	September 30, 2015	December 31, 2014

Current Assets
Cash and cash equivalents	$14,431,513	$19,396,845
Short-term investments	35,003,990	55,996,000
Accounts receivable, net of allowances of $2,292,354 and $531,205, respectively	8,726,344	8,758,034
Inventories	18,292,670	13,280,940
Prepaid expenses and other current assets	1,597,733	3,411,934
Total current assets	78,052,250	100,843,753
Long-term investments	11,977,212	8,422,790
Equipment and improvements, net of accumulated depreciation and amortization of $7,702,994 and $7,681,863, respectively	3,657,835	3,614,439
Identifiable intangible assets, net of accumulated amortization of $12,869,566 and $10,631,372, respectively	10,577,310	12,815,504
Goodwill	13,457,693	13,457,693
Other assets	149,537	143,733
Total assets	$117,871,837	$139,297,912

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,530,493	$5,058,892
Accrued expenses and other current liabilities	6,216,346	6,452,358
Total current liabilities	10,746,839	11,511,250
Long-term liabilities	447,857	521,358
Deferred tax liability	2,157,993	1,700,640
Total liabilities	13,352,689	13,733,248

Commitments and contingencies (notes 9 and 10)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at September 30, 2015 and December 31, 2014 (liquidation preference of $3,222,368 at September 30, 2015)	733	733
Common stock, $.01 par value; shares authorized 50,000,000; issued and outstanding 25,806,549 at September 30, 2015 and 25,319,203 at December 31, 2014	258,065	253,192
Additional paid-in capital	234,346,631	228,341,542
Accumulated other comprehensive income	2,714,175	911,563
Accumulated deficit	(132,800,456)	(103,942,366)
Total stockholders’ equity	104,519,148	125,564,664
Total liabilities and stockholders’ equity	$117,871,837	$139,297,912

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,
	2015	2014
Net Sales	$22,168,659	$20,169,129
Cost of sales	13,732,417	13,809,872
Gross Profit	8,436,242	6,359,257
Operating Expenses
Selling, general and administrative	12,778,336	13,012,520
Research and development	4,972,278	4,444,368
Total operating expenses	17,750,614	17,456,888
Operating loss	(9,314,372)	(11,097,631)
Other expense, net	672,259	164,690
Loss before income taxes	(9,986,631)	(11,262,321)
Income tax benefit	(1,023,829)	(14,573)
Net Loss	(8,962,802)	(11,247,748)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(97,663)	(100,998)
Unrealized gain (loss) on equity securities, net of taxes	2,154,280	(591,561)
Total other comprehensive income (loss)	2,056,617	(692,559)
Comprehensive Loss	$(6,906,185)	$(11,940,307)
Net loss per common share – basic and diluted	$(0.35)	$(0.45)
Shares used in computing net loss per common share – basic and diluted	25,806,549	25,247,565

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Net Sales	$64,223,675	$60,872,388
Cost of sales	39,881,059	39,755,989
Gross Profit	24,342,616	21,116,399
Operating Expenses
Selling, general and administrative	39,776,699	38,693,665
Research and development	13,935,395	12,993,234
Total operating expenses	53,712,094	51,686,899
Operating loss	(29,369,478)	(30,570,500)
Other expense (income), net	159,533	(107,611)
Loss before income taxes	(29,529,011)	(30,462,889)
Income tax benefit	(670,921)	(258,324)
Net Loss	(28,858,090)	(30,204,565)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(356,126)	(185,860)
Unrealized gain (loss) on equity securities, net of taxes	2,158,738	(105,551)
Total other comprehensive income (loss)	1,802,612	(291,411)
Comprehensive Loss	$(27,055,478)	$(30,495,976)
Net loss per common share – basic and diluted	$(1.12)	$(1.24)
Shares used in computing net loss per common share – basic and diluted	25,707,314	24,347,155

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(28,858,090)	$(30,204,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and improvements	768,242	656,887
Amortization of identifiable intangible assets	2,238,194	2,237,074
Provision for bad debts	10,718	16,480
Allowance for sales adjustments	156,911	13,035
Provision for inventory obsolescence	(110,072)	152,373
Deferred rent	(62,240)	(20,947)
Stock-based compensation	4,086,428	4,887,438
Deferred income taxes	(923,656)	(78,347)
Changes in operating assets and liabilities:
Accounts receivable	(158,845)	(214,614)
Inventories	(5,730,986)	1,029,782
Prepaid expenses and other current assets	1,634,998	592,980
Other assets	(11,588)	(8,232)
Accounts payable	(310,407)	1,426,546
Accrued expenses and other current liabilities	(39,010)	589,228
Net cash used in operating activities	(27,309,403)	(18,924,882)
Investing Activities
Purchase of investments	(45,004,220)	(60,000,000)
Proceeds from sale of investments	65,996,230	35,229,000
Purchase of equipment and improvements	(1,138,895)	(1,108,859)
Purchase of intangible assets	-	(1,250,000)
Net cash provided by (used in) investing activities	19,853,115	(27,129,859)
Financing Activities
Proceeds from the sale of common stock, net of costs	-	80,616,032
Proceeds from exercise of stock options and warrants	1,991,130	2,245,966
Payment of withholding taxes related to employee stock-based compensation	(67,409)	(121,618)
Net cash provided by financing activities	1,923,721	82,740,380
Effect of exchange rate changes on cash and cash equivalents	567,235	77,173
Net (decrease) increase in cash and cash equivalents	(4,965,332)	36,762,812
Cash and cash equivalents
Beginning of period	19,396,845	6,501,586
End of period	$14,431,513	$43,264,398
Supplemental disclosures of cash flow information:
Issuance of a warrant in connection with a licensing agreement	$-	$129,750

Cash paid during the period for:
Interest	$119	$7,785

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Information included in the consolidated balance sheet as of December 31, 2014 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units, in the weighted average number of common shares outstanding for a period, if dilutive. The effects of the assumed exercise of warrants and stock options are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2015 and 2014 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive securities excluded as a result of the effects of being anti-dilutive are as follows:

	Three and Nine Months Ended September 30,
	2015	2014

Excluded dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	49,782	49,782
Restricted share units	674,500	744,850
Warrants	1,755,330	2,143,584
Stock options	2,472,491	2,268,730

Total dilutive shares	5,025,435	5,280,278

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 which defers the effective date of ASU No. 2014-09 until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Investment in Equity Securities

In 2013 and 2014, the Company purchased an aggregate 2,802,277 shares of Comvita Limited (“Comvita”) common stock for $8,483,693. In conjunction with this investment, the Company’s chairman and chief executive officer was named to Comvita’s board of directors. At September 30, 2015, the 2,802,277 shares of Comvita common stock owned by the Company represented 7.1% of Comvita’s outstanding shares.

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other income. The investment is classified as a long term asset. As of September 30, 2015, the fair value of the Comvita common stock was $11,977,212 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative increase in fair value from cost of $3,493,519 has been recorded in accumulated other comprehensive income, net of taxes.

Cash and cash equivalents and investments at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014

Cash	$14,401,827	$7,665,958
Money market mutual funds	29,686	11,730,887

Cash and cash equivalents	14,431,513	19,396,845

Investments in debt securities	35,003,990	55,996,000
Investment in equity securities	11,977,212	8,422,790

Total investments	46,981,202	64,418,790

Total cash and cash equivalents and investments	$61,412,715	$83,815,635

The following table provides fair value information as of September 30, 2015:

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$14,431,513	$14,431,513	$-	$-
Investments in debt securities	35,003,990	35,003,990	-	-
Investment in equity securities	11,977,212	11,977,212	-	-

Total investments	46,981,202	46,981,202	-	-

Total	$61,412,715	$61,412,715	$-	$-

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

3.	Inventories

Inventories are valued at the lower of cost or market determined based on the first in first out method and include the following:

	September 30, 2015	December 31, 2014

Finished goods	$13,549,321	$8,386,356
Work in process	334,463	838,679
Packaging materials	1,334,882	1,343,927
Raw materials	3,074,004	2,711,978

Total inventory	$18,292,670	$13,280,940

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	September 30, 2015	December 31, 2014

Accrued compensation and related taxes	$2,208,264	$2,930,525
Accrued Canadian sales rebate, net	-	633,162
Accrued royalties	556,823	463,823
Accrued sales incentives and other fees	556,244	557,918
Accrued research and development	1,624,810	844,230
Other	1,270,205	1,022,700

Total accrued expenses and other current liabilities	$6,216,346	$6,452,358

5.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that impact the preferred stock conversion ratios. As of September 30, 2015, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

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

Common Stock

During the nine months ended September 30, 2015, the Company issued 487,346 shares of common stock consisting of: 403,687 shares upon the exercise of stock purchase warrants and options for which the Company received $1,991,130; and 83,659 shares in connection with the vesting of 90,850 restricted share units.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants

At September 30, 2015, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

R	1,705,330	$9.90	June 22, 2016
S	50,000	$11.81	January 14, 2019

Total	1,755,330

During the nine months ended September 30, 2015, a total of 326,933 warrants were exercised on a for cash basis consisting of 133,333 Series Q, 100,000 Series N, and 93,600 Series O warrants. A total of 326,933 shares of common stock were issued in connection with the warrant exercises. During the nine months ended September 30, 2015, a total of 6,821 warrants were forfeited consisting of 4,634 Series O warrants and 2,187 Series P warrants.

Equity Based Compensation

Under the Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue 6,000,000 shares of common stock. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At September 30, 2015, options to purchase 2,472,491 shares and 674,500 restricted share units were issued and outstanding under the EIP Plan and 1,822,455 shares were available for grant.

Stock Options

The EIP Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

For the three and nine months ended September 30, 2015 and 2014, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Risk-free interest rate	1.85%	2.01%	1.61%	1.79%
Volatility factor	45.4%	61.0%	45.7%	63.2%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	6.25	6.25	5.70	5.79

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2015 is as follows:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2015	2,166,959	$9.03
Granted	591,240	$8.67
Forfeited	(126,144)	$10.32
Exercised	(128,518)	$4.19
Expired	(31,046)	$9.88

Outstanding – September 30, 2015	2,472,491	$9.12

Expected to vest – September 30, 2015	2,447,766	$9.12

Exercisable at September 30, 2015	1,774,954	$8.60

During the nine months ended September 30, 2015, the Company granted 433,240 service based options and 158,000 performance based options to Company employees and consultants. The weighted average fair value per share of options granted during the nine months ended September 30, 2015 was $3.85.

During the nine months ended September 30, 2015, 128,518 stock options were exercised on a for-cash and cashless basis. A total of 76,754 shares of common stock were issued in connection with the stock option exercises. The intrinsic value of options exercised in 2015 was $518,884.

During the three and nine months ended September 30, 2015 and 2014, stock option compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of sales	$32,499	$28,453	$142,100	$137,757
Selling, general and administrative expenses	523,403	620,560	1,848,049	2,456,718
Research and development	9,432	20,518	53,616	132,431

Total stock option compensation expense	$565,334	$669,531	$2,043,765	$2,726,906

As of September 30, 2015, there was $2,529,937 of unrecognized compensation cost related to nonvested service based awards and $153,270 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.77 years and 0.25 years for the service and performance based awards, respectively.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value
Unvested – January 1, 2015	651,883	$8.47

Granted	124,500	7.39
Vested	(90,850)	10.22
Forfeited	(11,033)	9.28

Unvested – September 30, 2015	674,500	$8.03

In connection with the vesting of restricted share unit awards during the nine months ended September 30, 2015, 7,191 common stock shares with a fair value of $67,409 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended September 30, 2015 and 2014, restricted share unit compensation expense was $652,286 and $721,963, respectively, and for the nine months ended September 30, 2015 and 2014, restricted share unit compensation expense was $1,971,993 and $2,111,996, respectively, and included in selling, general and administrative expense.

As of September 30, 2015, there was $1,657,174 of unrecognized compensation cost related to unvested restricted share units. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 0.35 years.

In May of 2015, in consideration of prior service to the Company, the Company granted a retiring director 15,000 stock options, accelerated the vesting of his unvested stock options and restricted share units, and extended the expiration date of his vested stock options from 90 days from his retirement date to the earlier of (i) 36 months from his retirement date or (ii) the awards’ original expiration date. An additional $70,670 of stock based compensation was recognized during the nine months ended September 30, 2015 and included in selling, general and administrative expense in connection with the retirement.

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

Shares Reserved for Future Issuance

At September 30, 2015, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred stock (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock (series A – B)	49,782
Common stock options outstanding	2,472,491
Common stock warrants outstanding	1,755,330
Restricted share units outstanding	674,500
Common stock equivalents available for grant	1,822,455

Total common stock shares reserved	6,847,890

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

6.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of September 30, 2015 was as follows:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Equity Securities	Total

Balance at January 1, 2015	$1,001,298	$(89,735)	$911,563

Current period - other comprehensive (loss) income	(356,126)	2,158,738	1,802,612

Balance at September 30, 2015	$645,172	$2,069,003	$2,714,175

7.	Operating Segments

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Operating segment sales, gross profit, segment contribution and other related information for 2015 and 2014 were as follows:

Three Months Ended September 30, 2015

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$11,348,591	$10,820,068	$-	$-	$22,168,659
Gross profit	5,496,935	2,939,307	-	-	8,436,242
Direct expense	(7,957,642)	(1,315,603)	(4,851,893)	-	(14,125,138)
Segment contribution	$(2,460,707)	$1,623,704	$(4,851,893)	-	(5,688,896)
Indirect expenses				$(3,273,906)	(3,273,906)

Net loss					$(8,962,802)

Three Months Ended September 30, 2014

Net sales	$9,473,023	$10,696,106	$-	$-	$20,169,129
Gross profit	3,830,878	2,528,379	-	-	6,359,257
Direct expense	(7,594,811)	(1,321,202)	(4,361,081)	-	(13,277,094)
Segment contribution	$(3,763,933)	$1,207,177	$(4,361,081)	-	(6,917,837)
Indirect expenses				$(4,329,911)	(4,329,911)

Net loss					$(11,247,748)

Nine Months Ended September 30, 2015

	Advanced Wound Care	Traditional Wound Care	Pharmaceutical Wound Care	Other	Total Company

Net sales	$31,411,631	$32,812,044	$-	$-	$64,223,675
Gross profit	15,260,095	9,082,521	-	-	24,342,616
Direct expense	(25,086,764)	(4,062,276)	(13,270,116)	-	(42,419,156)
Segment contribution	$(9,826,669)	$5,020,245	$(13,270,116)	-	(18,076,540)
Indirect expenses				$(10,781,550)	(10,781,550)

Net loss					$(28,858,090)

Nine Months Ended September 30, 2014

Net sales	$26,637,772	$34,234,616	$-	$-	$60,872,388
Gross profit	12,203,928	8,912,471	-	-	21,116,399
Direct expense	(22,904,674)	(3,992,260)	(12,901,805)	-	(39,798,739)
Segment contribution	$(10,700,746)	$4,920,211	$(12,901,805)	-	(18,682,340)
Indirect expenses				$(11,522,225)	(11,522,225)

Net loss					$(30,204,565)

The following table presents net sales by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

United States	84%	82%	84%	80%
Canada	11%	13%	11%	15%
Other	5%	5%	5%	5%

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2015 and 2014, the Company had a major Canadian customer comprising 11% and 13%, respectively, of consolidated net sales. For the nine months ended September 30, 2015 and 2014, the same customer comprised 11% and 15%, respectively, of consolidated net sales. At September 30, 2015 and December 31, 2014 the Company was in a net asset position and a net liability position, respectively, to this customer due to the timing of receivables and related rebate obligations.

8.	Income Taxes

The following table summarizes the income tax benefit and effective tax rate for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Current tax expense (benefit)	$170,082	$(155,738)	$252,735	$(179,977)
Deferred tax (benefit) expense	(1,193,911)	141,165	(923,656)	(78,347)
Income tax benefit	$(1,023,829)	$(14,573)	$(670,921)	$(258,324)

Effective tax rate	(10.3)%	(0.1)%	(2.3)%	(0.8)%

For the three and nine months ended September 30, 2015, the Company recognized an income tax benefit consisting of a U.S. income tax benefit and a foreign income tax expense. The U.S. income tax benefit relates to a reduction in the Company’s U.S. valuation allowance due to the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income. The foreign income tax expense relates to income taxes recognized as a result of income recognized by the Canadian operations and taxes paid on a dividend from the Comvita investment.

For the three and nine months ended September 30, 2014, the Company recognized an income tax benefit consisting of a foreign income tax benefit and a U.S. income tax expense. The foreign income tax benefit relates to an income tax benefit recognized as a result of the net loss incurred by the Canadian operations, partially offset by taxes paid on a dividend from the Comvita investment. The U.S. income tax expense relates to an increase in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized loss on equity securities in accumulated other comprehensive income.

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

Comvita is a stockholder of the Company and its Chief Executive Officer serves on the Company’s Board of Directors. The Company purchased $2,626,705 and $1,332,800 of medical grade honey from Comvita in the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company incurred MEDIHONEY royalties of $1,086,392 and $990,421 in the nine months ended September 30, 2015 and 2014, respectively. Amounts due to Comvita for raw material purchases and royalties totaled $660,585 and $625,947 at September 30, 2015 and December 31, 2014, respectively.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Under the Agreement, BioD granted to the Company an exclusive, perpetual, royalty-bearing license to use, offer for sale and sell, the Licensed Products in North America (the “Territory”), including the rights to sublicense solely as provided in the Agreement, for a broad range of dermal applications (the “Field”). During the term of the Agreement, the Company will be responsible for the sale and marketing of the Licensed Products in the Field throughout the Territory. As part of its commercialization efforts, the Company is required to fund clinical studies up to $2,000,000 in support of the Field pursuant to the Agreement. Through September 30, 2015, the Company has funded $1,143,755 as part of these commercialization efforts.

The Company paid BioD an initial license fee of $1,250,000 and granted BioD a warrant to purchase 100,000 shares of the Company’s common stock. One quarter (25%) of the warrant was exercisable immediately at a price of $11.81 per share, while the remaining 75% of the warrant becomes exercisable, if at all, upon the achievement of certain milestones. The warrant expires in January 2019 (note 5). The warrant was valued at $129,750 using the Black-Scholes option pricing model. Total consideration paid to BioD of $1,379,750 was recorded as an intangible asset in 2014 and is being amortized to cost of sales over an estimated useful life of seven years. In addition to the initial license fee and warrant, royalties are payable to BioD based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid-single digits. The Company incurred BioD royalties of $227,662 and $26,444 in the nine months ended September 30, 2015 and 2014, respectively. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Overview

Operating Results of Three Months Ended September 30, 2015 and 2014

The following table highlights the operating results for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Variance
	2015	2014
Gross sales	$24,966,719	$22,722,495	$2,244,224	9.9%
Sales adjustments	(2,798,060)	(2,553,366)	(244,694)	9.6%
Net sales	22,168,659	20,169,129	1,999,530	9.9%
Cost of sales	13,732,417	13,809,872	(77,455)	(0.6)%
Gross profit	8,436,242	6,359,257	2,076,985	32.7%

Selling, general and administrative expense	12,778,336	13,012,520	(234,184)	(1.8)%
Research and development expense	4,972,278	4,444,368	527,910	11.9%
Other expense, net	672,259	164,690	507,569	*
Total expenses	18,422,873	17,621,578	801,295	4.5%

Loss before income taxes	(9,986,631)	(11,262,321)	1,275,690	(11.3)%
Income tax benefit	(1,023,829)	(14,573)	(1,009,256)	*
Net loss	$(8,962,802)	$(11,247,748)	$2,284,946	(20.3)%

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended September 30,
	2015	2014
Gross sales	$24,966,719	$22,722,495
Trade rebates	(1,924,414)	(1,673,448)
Distributor fees	(234,817)	(249,354)
Sales incentives	(345,298)	(317,043)
Returns and allowances	(75,041)	(139,502)
Cash discounts	(218,490)	(174,019)
Total adjustments	(2,798,060)	(2,553,366)
Net sales	$22,168,659	$20,169,129

Trade rebates increased in 2015 versus 2014 principally due to increases in sales subject to rebate in the U.S. and the rebate percentage as a result of changes in product mix towards higher rebated products in the U.S. and Canada, partially offset by lower sales in Canada subject to rebate. The decrease in distributor fees was commensurate with the decrease in Canadian sales upon which the fees were based. The increase in sales incentives reflected higher sales subject to incentives. The increase in cash discounts reflects an increase in sales of which receipt of payment resulted in a discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate reserves for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
Beginning balance – July 1	$1,890,707	$2,089,275
Rebates paid	(2,077,353)	(1,861,316)
Rebates accrued	1,924,414	1,673,448
Ending balance – September 30	$1,737,768	$1,901,407

The $152,939 decrease in the trade rebate reserve balance at September 30, 2015 from July 1, 2015 principally reflected the timing of rebate payments, partially offset by increases in sales subject to rebate and the rebate percentage. There was no other significant change in the nature of our business during the three months ended September 30, 2015 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the three months ended September 30, 2015 versus 2014:

	Three Months Ended September 30,		Variance
	2015	2014
Net Sales	$22,168,659	$20,169,129	$1,999,530	9.9%
Cost of Sales	13,732,417	13,809,872	(77,455)	(0.6)%
Gross Profit	$8,436,242	$6,359,257	$2,076,985	32.7%
Gross Profit %	38.1%	31.5%

Net sales increased $1,999,530, or 9.9% (increase of 12.6% adjusted for exchange) in 2015 versus 2014. Advanced wound care sales increased $1,875,568, or 19.8%, to $11,348,591 in 2015 from $9,473,023 in 2014. Traditional wound care sales increased $123,962, or 1.2%, to $10,820,068 in 2015 from $10,696,106 in 2014.

Net sales in the U.S. increased $2,126,682, or 12.9%, to $18,582,768 in 2015 from $16,456,086 in 2014. The increase was driven by higher advanced wound care sales of $1,756,787, or 21.4%, and higher traditional wound care sales of $369,905, or 7.4%. The U.S. advanced wound care sales increase was led by our Total Contact Casting (“TCC”), Amnio products, Medihoney, Bioguard, Xtrasorb and Dermagran, partially offset by lower sales of Algicel Ag. Medihoney sales exhibited modest growth despite the adverse impact of a change in its Medicare Part B reimbursement codes. The traditional wound care sales increase was driven principally by higher first aid division (“FAD”) sales, partially offset by lower private label sales. The 2015 first aid product sales were favorably impacted by sales to a new large U.S. retail pharmacy chain customer of approximately $550,000. The 2015 private label sales were unfavorably impacted by the loss of two distributor relationships due to industry consolidation. Net sales in Canada decreased $296,418, or 11.1% (growth of 5.9% adjusted for exchange), to $2,370,336 in 2015 from $2,666,754 in 2014. This decrease was driven principally by unfavorable foreign exchange of $454,248, partially offset by increased demand of $157,830. Net sales to the rest of the world increased $169,267, or 16.2% (23.7% increase adjusted for exchange), to $1,215,555 in 2015 from $1,046,288 in 2014. The increase was primarily driven by favorable demand, partially offset by unfavorable exchange.

Gross profit increased $2,076,985, or 32.7%, in 2015 versus 2014. Advanced wound care gross profit increased $1,666,057, or 43.5%, to $5,496,935 in 2015 from $3,830,878 in 2014. Traditional wound care gross profit increased $410,928, or 16.3%, to $2,939,307 in 2015 from $2,528,379 in 2014. The overall gross profit margin percentage increased to 38.1% in 2015 from 31.5% in 2014. The increase in gross profit dollars principally reflected an increase in U.S. sales and higher gross margin percentage. The increase in gross margin percentage principally reflected lower manufacturing costs due to improved manufacturing operational performance in 2015 and quality related inventory write-offs in the third quarter of 2014. The gross margin percentage was also impacted by favorable product mix and unfavorable foreign exchange.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2015 versus 2014:

	Three Months Ended September 30,		Variance
	2015	2014
Distribution	$675,752	$641,607	$34,145	5.3%
Marketing	1,973,046	2,057,907	(84,861)	(4.1)%
Sales	6,310,311	5,939,320	370,991	6.2%
General and administrative	3,819,227	4,373,686	(554,459)	(12.7)%
Total	$12,778,336	$13,012,520	$(234,184)	(1.8)%

Selling, general and administrative expenses decreased $234,184, or 1.8%, in 2015 versus 2014.

Distribution expense increased $34,145, or 5.3% (8.7% adjusted for exchange), in 2015 versus 2014. The increase reflected higher operating costs related to higher unit volume and product mix.

Marketing expense decreased $84,861, or 4.1%, in 2015 versus 2014. The decrease was attributable to lower consulting and product development costs, partially offset by customer outreach costs principally in support of our advanced wound care products that were not incurred in 2014.

Sales expense increased $370,991, or 6.2% (6.9% adjusted for exchange), in 2015 versus 2014. The increase was principally attributable to incremental costs consisting of compensation and benefits, commissions, samples, product development costs and administrative fees associated with the expansion of our group purchasing program enrollment, partially offset by lower equity based compensation, and travel costs.

General and administrative expenses decreased $554,549, or 12.7% (11.3% adjusted for exchange), in 2015 versus 2014. The decrease was primarily related to due diligence fees incurred in 2014 that were not incurred in 2015, lower consulting costs and equity based compensation, partially offset by higher legal fees associated with issues surrounding Medicare reimbursement for Medihoney.

Research and Development Expense

Research and development expense increased $527,910 to $4,972,278 in 2015 from $4,444,368 in 2014. The increase principally reflected the ongoing Aclerastide Phase 3 related expenses, together with incremental pre-clinical DSC 127 scar prevention and Amnio post-marketing clinical studies.

Other Expense, net

Other expense, net increased $507,569 to $672,259 in 2015 from $164,690 in 2014 due principally to foreign exchange.

Income Tax Benefit

Income tax benefit increased $1,009,256 to $1,023,829 in 2015 from $14,573 in 2014 due principally to a U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance due to the tax impact of the unrealized gain on the Company’s investment in Comvita included in accumulated other comprehensive income, partially offset by tax expense incurred by the Company’s Canadian operations.

Net Loss

For the three months ended September 30, 2015, we generated a net loss of $8,962,802, or $0.35 per share (basic and diluted) in 2015, compared to a net loss of $11,247,748, or $0.45 per share (basic and diluted), in 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Overview

Operating Results of Nine Months Ended September 30, 2015 and 2014

The following table highlights the operating results for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Variance
	2015	2014
Gross sales	$72,500,415	$68,531,867	$3,968,548	5.8%
Sales adjustments	(8,276,740)	(7,659,479)	(617,261)	8.1%
Net sales	64,223,675	60,872,388	3,351,287	5.5%
Cost of sales	39,881,059	39,755,989	125,070	0.3%
Gross profit	24,342,616	21,116,399	3,226,217	15.3%

Selling, general and administrative expense	39,776,699	38,693,665	1,083,034	2.8%
Research and development expense	13,935,395	12,993,234	942,161	7.3%
Other expense (income), net	159,533	(107,611)	267,144	*
Total expenses	53,871,627	51,579,288	2,292,339	4.4%

Loss before income taxes	(29,529,011)	(30,462,889)	933,878	(3.1)%

Income tax benefit	(670,921)	(258,324)	(412,597)	*
Net loss	$(28,858,090)	$(30,204,565)	$1,346,475	(4.5)%

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2015	2014
Gross sales	$72,500,415	$68,531,867
Trade rebates	(5,679,379)	(5,269,469)
Distributor fees	(662,794)	(843,489)
Sales incentives	(1,005,167)	(707,415)
Returns and allowances	(342,797)	(350,270)
Cash discounts	(586,603)	(488,836)
Total adjustments	(8,276,740)	(7,659,479)
Net sales	$64,223,675	$60,872,388

Trade rebates increased in 2015 versus 2014 principally due to increases in sales subject to rebate in the U.S. and the rebate percentage as a result of changes in product mix towards higher rebated products in the U.S. and Canada, partially offset by lower sales in Canada subject to rebate. The decrease in distributor fees was commensurate with the decrease in Canadian sales upon which the fees were based. The increase in sales incentives reflected higher U.S. sales subject to incentives. The increase in cash discounts reflects an increase in sales of which receipt of payment resulted in a discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate reserves for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
Beginning balance – January 1	$1,880,525	$1,746,993
Rebates paid	(5,822,136)	(5,115,055)
Rebates accrued	5,679,379	5,269,469
Ending balance – September 30	$1,737,768	$1,901,407

The $142,757 decrease in the trade rebate reserve balance at September 30, 2015 from January 1, 2015 principally reflected the timing of rebate payments, partially offset by increases in U.S. sales subject to rebate and the rebate percentage in the U.S. There was no other significant change in the nature of our business during the nine months ended September 30, 2015 as it relates to the accrual and subsequent payment of rebates.

Net Sales and Gross Margin

The following table highlights the net sales and gross margin for the nine months ended September 30, 2015 versus 2014:

	Nine Months Ended September 30,		Variance
	2015	2014
Net Sales	$64,223,675	$60,872,388	$3,351,287	5.5%
Cost of Sales	$39,881,059	$39,755,989	$125,070	0.3%
Gross Profit	$24,342,616	$21,116,399	$3,226,217	15.3%
Gross Profit %	37.9%	34.7%

Net sales increased $3,351,287, or 5.5% (increase of 7.9% adjusted for exchange) in 2015 versus 2014. Advanced wound care sales increased $4,773,859, or 17.9%, to $31,411,631 in 2015 from $26,637,772 in 2014. Traditional wound care sales decreased $1,422,572, or 4.2%, to $32,812,044 in 2015 from $34,234,616 in 2014.

Net sales in the U.S. increased $4,988,035, or 10.2%, to $53,660,248 in 2015 from $48,672,213 in 2014. The increase was driven by higher advanced wound care sales of $4,649,301, or 19.6%, and higher traditional wound care sales of $338,734, or 0.2%. The U.S. advanced wound care sales increase was led by higher TCC, Amnio products, Medihoney, Xtrasorb and Bioguard sales, partially offset by lower Algicel Ag sales. Medihoney sales exhibited modest growth despite the adverse impact of a change in its Medicare Part B reimbursement codes. The traditional wound care sales increase was driven principally by higher FAD sales partially offset by lower private label sales. The first aid product sales were favorably impacted by sales to a new large U.S. retail pharmacy chain customer of approximately $2,150,000, including an initial stocking order of approximately $1,600,000. The 2015 private label sales were unfavorably impacted by the loss of two distributor relationships due to industry consolidation. Net sales in Canada decreased $1,900,058, or 21.0% (7.8% adjusted for exchange), to $7,167,593 in 2015 from $9,067,651 in 2014. This decrease was driven by a decrease in sales to our exclusive distributor of $705,732 along with unfavorable foreign exchange of $1,194,326. The lower sales to our exclusive distributor were unfavorably impacted by the distributor’s inventory rebalancing efforts. Net sales to the rest of the world increased $263,320, or 8.4% (16.8% adjusted for exchange), to $3,395,843 in 2015 from $3,132,523 in 2014. The increase was primarily driven by higher demand partially offset by unfavorable foreign exchange.

Gross profit increased $3,226,217, or 15.3%, in 2015 versus 2014. Advanced wound care gross profit increased $3,056,148, or 25.0%, to $15,260,076 in 2015 from $12,203,928 in 2014. Traditional wound care gross profit increased $170,069, or 1.9%, to $9,082,540 in 2015 from $8,912,471 in 2014. The overall gross profit margin percentage increased to 37.9% in 2015 from 34.7% in 2014. The increase in gross profit dollars principally reflected increased U.S. sales and higher gross profit percentage. The increase in gross profit percentage principally reflected lower manufacturing costs due to improved manufacturing operational performance and quality related inventory write-offs in 2014. The gross margin percentage was also impacted by favorable product mix and unfavorable foreign exchange.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2015 versus 2014:

	Nine Months Ended September 30,		Variance
	2015	2014
Distribution	$2,025,351	$1,867,048	$158,303	8.5%
Marketing	6,836,924	6,360,476	476,448	7.5%
Sales	19,040,233	17,996,594	1,043,639	5.8%
General and administrative	11,874,191	12,469,547	(595,356)	(4.8)%
Total	$39,776,699	$38,693,665	$1,083,034	2.8%

Selling, general and administrative expenses increased $1,083,034, or 2.8%, in 2015 versus 2014.

Distribution expense increased $158,303, or 8.5% (11.1% adjusted for exchange), in 2015 versus 2014. The increase reflected higher operating costs related to higher unit volume and product mix.

Marketing expense increased $476,448, or 7.5% (7.8% adjusted for exchange), in 2015 versus 2014. The increase was attributable to higher compensation expense associated with the addition of three marketing, two clinical and one product development positions added in the first quarter of 2014, coupled with higher associated travel expenses, trade show, promotional and customer outreach costs principally in support of our advanced wound care products, partially offset by lower recruiting, meeting costs, and equity based compensation.

Sales expense increased $1,043,639, or 5.8% (6.9% adjusted for exchange), in 2015 versus 2014. The increase was principally attributable to incremental costs consisting of compensation and benefits, commissions, trade show, promotional and samples expenses to support the expansion of the advanced wound care sales force in the U.S., administrative fees associated with the expansion of our group purchasing program enrollment and product development costs, partially offset by lower equity based compensation and recruiting costs.

General and administrative expenses decreased $595,356, or 4.8% (2.3% adjusted for exchange), in 2015 versus 2014. The decrease was primarily related to favorable equity based compensation, investor relations and consulting expenses, partially offset by higher legal fees associated with issues surrounding Medicare reimbursement of Medihoney, and accounting fees.

Research and Development Expense

Research and development expense increased $942,161 to $13,935,395 in 2015 from $12,993,234 in 2014. The increase principally reflected the ongoing Aclerastide Phase 3 related expenses, together with incremental pre-clinical DSC 127 scar prevention and Amnio post-marketing clinical studies.

Other Expense (Income), net

Other expense (income), net increased $267,144 to an expense of $159,533 in 2015 from income of $107,611 in 2014 due principally to foreign exchange.

Income Tax Benefit

Income tax benefit increased $412,597 to $670,921 in 2015 from $258,324 in 2014 due principally to a U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance due to the tax impact of the unrealized gain on the Company’s investment in Comvita included in accumulated other comprehensive income, partially offset by tax expense incurred by the Canadian operations.

Net Loss

For the nine months ended September 30, 2015, we generated a net loss of $28,858,090, or $1.12 per share (basic and diluted) in 2015, compared to a net loss of $30,204,565, or $1.24 per share (basic and diluted), in 2014.

Liquidity and Capital Resources

Cash Flow and Working Capital

At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $14,431,513 and $19,396,845, respectively. The $4,965,332 decrease in cash and cash equivalents reflected net cash used in operating activities of $27,309,403, partially offset by cash provided by investing activities of $19,853,115, cash provided by financing activities of $1,923,721, and the exchange rate effect on cash and cash equivalents which increased cash and cash equivalents by $567,235.

Net cash used in operating activities of $27,309,403 resulted from $22,693,565 cash used in operations (net loss plus non-cash items) together with $4,615,838 cash used in the change in operating assets and liabilities. Higher inventory and accounts receivable, and lower accrued expenses and accounts payable, partially offset by lower prepaid expenses, were the main drivers behind the net cash used in the change in operating assets and liabilities. The increase in inventory reflected new U.S. retail pharmacy business in 2015, build-up of FAD inventory, higher TCC stock levels to support anticipated growth, and higher Medihoney inventory due to sales shortfalls related to Medicare reimbursement changes.

Net cash provided by investing activities of $19,853,115 included cash provided by the net sale of investments of $20,992,010, partially offset by capital expenditures of $1,138,895. The majority of the capital expenditures are being made to upgrade and expand our manufacturing capabilities and purchase computer equipment in connection with the upgrade of the U.S. and Canadian computer systems.

Net cash provided by financing activities of $1,923,721 included net proceeds of $1,991,130 from the exercise of warrants and stock options partially offset by the payment of payroll withholding taxes related to stock-based compensation of $67,409 in connection with net share settlements.

Working capital decreased $22,027,092 at September 30, 2015 to $67,305,411 from $89,332,503 at December 31, 2014. This decrease principally reflected the net cash outflows from research and development and operating activities.

Prospective Assessment

Our strategic objective is to build the Company by both continuing to progress Aclerastide, with an initial indication for the treatment of diabetic foot ulcers, as well as in-licensing, acquiring, developing and launching novel higher margin advanced wound care products while utilizing our cash on-hand and cash flow provided by our traditional wound care business (to the extent possible) to fund this objective. In addition, we will continue to evaluate external opportunities to leverage our core capabilities for growth, and additional development programs on new indications for DSC 127. To the extent we determine that we cannot finance our growth initiatives internally, additional sources of funding may be available to us through the sale of equity, issuance of debt, the sale of licensing rights of Aclerastide and/or other DSC 127 indications, jointly developing products with third parties and/or selling a portion of our existing business.

The launch of a number of advanced wound product line extensions in recent years, the growth of the TCC line of products and the licensing of the Amnio human placental products in January 2014 bodes well for the future of our higher-margined advanced wound care products both domestically and abroad.

Our strategy for growth is:

•	Assuming the existing resources in place are generating the expected return, we will continue to expand our worldwide investment in sales and marketing resources in support of our higher-margined advanced wound care products. Additional sales and marketing resources will continue to be prudently added as needed to support the continued growth of this segment of our business. We have an established presence in Europe, the Middle East, and Africa (“EMEA”) through a direct sales organization in the U.K. and through distributors in a number of other countries. We are building our presence in Asia, the Pacific, and Latin America (“APLA”) employing the distribution model. We plan to expand our sales and marketing in this and other areas of the world employing a direct sales force or distributor model as the basis for conducting business, as circumstances dictate.

•	While the potential commercial launch of Aclerastide is estimated to be three years away (pending the acceptance of a New Drug Application (“NDA”) by the U.S. FDA), we believe the market potential of this product for diabetic foot ulcers and DSC127 for other indications that we have the rights to are significant. For Aclerastide, our toxicology and chemistry, manufacturing and control programs are proceeding as planned. All aspects of the clinical program are in place. Since the start-up of the clinical trials during the first quarter of 2013, we continue to make progress initiating and activating sites and enrolling patients. We are working closely with the clinical research organization managing the trials and others to ensure the trials are progressing. The cost of the preparation and execution of the Phase 3 program up to the point of NDA submission is presently estimated to be approximately $62.5 to $67.5 million. This includes the costs for the clinical, manufacturing and the toxicology (nonclinical) programs. Beyond the initial indication of the treatment of diabetic foot ulcers, we have initiated pre-clinical activities for scar prevention, and anticipate having initial data in the near future to help determine whether or not to progress towards an Investigational New Drug application.

•	We will continue to nurture our traditional wound care business in an effort to sustain it and grow it where possible, utilizing the appropriate amount of human and financial resources to achieve our objectives. While this area of our business presently represents a significant (albeit diminishing) percentage of our sales and realizes lower gross profit margins, it generates positive cash flow as it does not require extensive sales and marketing resources to sustain it. Maintenance and growth of this business is important to us as we utilize this cash flow to help support our advanced wound care and pharmaceutical wound care growth initiatives.

With the cash on hand, cash equivalents and short-term investments as of September 30, 2015, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months. Further, if needed, we believe the continued success of our advanced wound care business and the development of Aclerastide will serve to improve our ability to raise equity or generate capital from the sale of licensing rights going forward to fund prospective growth initiatives.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of September 30, 2015, except for operating leases entered into in the normal course of business, we had no off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

During the nine months ended September 30, 2015, we generated approximately 84 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has its own functional currency. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Fluctuations in exchange rates affect the reporting of our financial position, results of operations, and cash flows. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the results of operations as unrealized (based on period-end exchange rates) or realized upon settlement of the transactions. We currently do not hedge our exposure to fluctuations in exchange rates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms, and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended September 30, 2015, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2014 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $28,858,090 in the nine months ended September 30, 2015 (unaudited), $39,771,555 for the year ended December 31, 2014, and additional losses in previous years. At September 30, 2015, we had an accumulated deficit of $132,800,456 (unaudited). We expect to incur losses for the next several years as we continue to develop Aclerastide, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of September 30, 2015, up to 5,025,435 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 25,806,549 shares of common stock outstanding as of September 30, 2015.

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

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2010 through 2014 and the first nine months of 2015 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2010	$4.40	$9.00
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014	$7.88	$15.51
2015*	$4.57	$9.89

(*) January 1 through September 30.

Events that may affect our common stock price include:

•	Results from further development of Aclerastide;
•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors; and
•	The loss of a major customer.

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

DERMA SCIENCES, INC.

Dated: November 6, 2015	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer

