Form 10-K
period 2015-12-31
DERMA SCIENCES, INC.
filed 2016-03-15
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number: 1-31070

DERMA SCIENCES, INC.

(Name of Issuer in Its Charter)

Delaware	23-2328753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

214 Carnegie Center, Suite 300, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (609) 514-4744

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

Yes ☐            No  ☒

The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of June 30, 2015, was approximately $174,229,000.

The number of shares outstanding of the issuer's common equity as of March 14, 2016 was 25,884,797.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference in Part III of this report.

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

Part I

Item 1. Business

Overview

Derma Sciences, Inc. (“Derma Sciences”) and its subsidiaries Sunshine Products, Inc., Derma Sciences Canada Inc., Derma First Aid Products, Inc., MedEfficiency, Inc., Derma Sciences Europe, Ltd., and Derma Sciences Nantong Incorporation are referred to collectively as “we,” “our,” “us” and the “Company.” Our executive offices are located at 214 Carnegie Center, Suite 300, Princeton, New Jersey 08540. Derma Sciences was incorporated under the laws of Colorado on September 10, 1984. On June 3, 1996, we changed our state of domicile to Pennsylvania and on September 14, 2012, we changed our state of domicile to Delaware.

Derma Sciences, Inc. is a global medical device company focused on two segments of the wound care marketplace: advanced wound care (“AWC”) and traditional wound care (“TWC”). Each segment is managed separately as each involves different technology, along with different marketing and sales strategies and resources. AWC products principally consist of both novel and otherwise differentiated dressings, bandages and skin substitutes designed to promote wound covering and protection, wound closure and wound healing and/or prevent infection. TWC products principally consist of branded and private label commodity related dressings, ointments, gauze bandages, adhesive bandages, specialty fixation and skin care products. We market our products globally to acute care, extended care, home health care, wound and burn care clinics and physician offices, principally through direct sales representatives in the United States (“US”), Canada and the United Kingdom (“UK”) and through independent distributors within other select international markets. A smaller portion of the Company’s sales are sold directly to care givers and through retail. In addition to the US, sales offices are maintained in Canada and in the UK for the Europe, Middle East and Africa (“EMEA”) markets. Our Asia, Pacific and Latin America (“APLA”) markets are managed out of the US. We source our products both internally through manufacturing facilities in Canada and China and through a global network of third party suppliers in accordance with regulatory guidelines governing their manufacture. Our products are distributed in the US principally through our own distribution network and through third party distribution throughout the rest of the world.

Effective November 2015, management of the Company approved a plan to terminate the Company’s Phase 3 (DSC127) clinical program for diabetic foot ulcer healing. The decision to end the program followed the recommendation by the independent Data Monitoring Committee to stop the program based on its interim assessment. Based on this recommendation, we initiated an orderly termination of all our existing pharmaceutical development programs comprised of the diabetic foot healing program and two other programs utilizing the DSC127 compound for other therapeutic indications. As a result of these actions, the Company’s pharmaceutical development activities have been reported as discontinued operations in the Company’s Consolidated Financial Statements. Amounts previously reported in the Pharmaceutical Wound Care segment have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations.

Products

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

TCC-EZ is a patented market leading off-loading system for patients with diabetic foot ulcers. Total contact casting (“TCC”) has been shown in multiple randomized controlled studies to achieve 89% healing rates. However, traditional TCC is utilized in a small percentage of cases (< 5%) due to various factors, such as long application times, frequency of application error and patient dissatisfaction as a result of the heavy nature of the cast. TCC-EZ virtually eliminates these issues as it can be applied in less than one-third the time of a traditional TCC. TCC-EZ allows for a much more simplified process, so application errors are less common, and the cast itself is significantly lighter than a traditional TCC cast, due to its open weave pattern.

AMNIOEXCEL and AMNIOMATRIX represent our entry into the $300 million skin substitute market. AMNIOEXCEL is an amniotic extracellular membrane product that is a sterile, room-temperature stable, re-absorbable tissue allograft derived from human amnion, providing a natural scaffold for tissue repair, reconstruction and replacement. AMNIOMATRIX is a cryopreserved liquid allograft derived from human placenta tissue used as a wound covering in the treatment of localized tissue defects. The addressable skin substitute market includes traumatic injuries, burns, surgical wounds, complex chronic and acute wounds and other soft-tissue defects.

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

Private-label wound care products utilizing our manufacturing capabilities for a number of U.S. and international health care companies;

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

A breakdown of net sales between Advanced Wound Care and Traditional Wound Care are outlined below ($’s 000’s):

	2015	% of Total	2014	% of Total	2013	% of Total

Advanced Wound Care	$41,782	49.5%	$38,111	45.5%	$33,929	42.6%
Traditional Wound Care	42,692	50.5%	45,635	54.5%	45,782	57.4%

Total	$84,474		$83,746		$79,711

Net sales by location of entity are outlined below ($’s 000’s):

	2015	2014	2013

United States	$70,345	$67,458	$65,348
Canada	9,408	11,616	10,812
Rest of World	4,721	4,672	3,551

Total	$84,474	$83,746	$79,711

Rest of World is broken down and separately managed between EMEA and APLA.

For detailed financial information regarding each segment, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 13 to the Consolidated Financial Statements.

Sales and Marketing

Our sales and marketing infrastructure is divided into two groups, Advanced Wound Care and Traditional Wound Care. The Advanced Wound Care group is comprised of the Group President and the sales and marketing infrastructure that supports the global sale of our advanced wound care products. This infrastructure includes the Company’s global advanced wound care marketing, clinical, product development and sales organizations. The Advanced Wound Care group’s principal objective is to create care giver demand for our products. The Traditional Wound Care group is comprised of the Group President and the global marketing and sales infrastructure that support the global sale of our traditional wound care products. The Group President is directly responsible for managing our U.S. distribution and global private label traditional wound care relationships. This infrastructure includes the global commodity wound care, first aid products and contract manufacturing marketing and sales organizations, together with the corporate accounts team that supports both groups. The Traditional Wound Care group’s principal objective is to create distributor and private label demand for our products.

Marketing

Our Advanced Wound Care global marketing team is comprised of a senior vice president, three product managers, two graphic artists, and three administrative support personnel at corporate headquarters. While the majority of this teams’ time is spent supporting the U.S. market, they are also responsible for supporting our rest of world marketing efforts by working closely with local management.

Our Traditional Wound Care marketing efforts consist principally of direct expenses in support of the business. These efforts are for the most part managed by sales personnel. As needed, the advanced wound care team will assist with creative marketing requirements.

Clinical

Our Advanced Wound Care global clinical team is located in the U.S. and is comprised of a director, three clinicians and a clinical project manager. The director and project manager are located at corporate headquarters, while the clinicians are field based. All team members contribute to the development of clinical evidence in support of our advanced would care products, the process of which is managed by the project manager. While the majority of this teams’ time is spent supporting the U.S. market, they are also responsible for supporting clinical efforts throughout the rest of the world by working closely with local management.

Product Development

A product development manager is responsible for oversight and coordination of our product development efforts, working closely with our operations team, manufacturers, external consultants and product/technology licensors.

Sales

Our advanced wound care global sales team is comprised of a senior vice president and two sales administrators at corporate headquarters. In the U.S., our field sales force consists of four regions, consisting of four regional managers and 38 territory managers. Our EMEA sales team is comprised of a general manager and a sales administrator headquartered in the U.K. The general manager is responsible for managing a direct sales force of six in the U.K. consisting of a sales manager and five territory managers, together with distributor relationships throughout the rest of EMEA. Our APLA sales team is led by a vice president at corporate headquarters who is responsible for managing distributor relationships throughout APLA. In 2014, we added regional in-market sales support in South America and the Far East to further develop these markets.

Our traditional wound care sales team is comprised of a vice president of first aid products and a vice president of corporate accounts located at corporate headquarters. The vice president of first aid products, working with a number of independent brokers, is responsible for managing our branded and private label first aid business. The vice president of corporate accounts, working with one field director, a sales operations manager and three sales operations specialists, is responsible for managing our relationship with group purchasing organizations in the U.S., as well as providing sales analytics for sales management, commission and third party fee payment, and administrative support. Our Canada sales team reports directly to the Group President and is responsible for supporting both our advanced and traditional lines of products. The team is comprised of a sales manager and a sales administrator located in our Toronto sales office, together with four territory managers covering the major population centers.

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

Product Sourcing

Our Operations team headquartered in Toronto, Canada manages our global supply chain function which consists of internal product manufacturing, third party supply of product, regulatory, distribution and inventory management. Our main manufacturing facility is located in Toronto and manufactures a broad range of advanced and traditional wound care products. We have a small facility in Nantong, China which we use principally for low volume and labor intensive traditional wound care gauze products. We have a contract manufacturing relationship with a supplier in China for adhesive bandages and related first aid products and one in Mexico for paste bandages. All of these facilities are FDA registered and ISO certified.

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

We obtain the bulk honey used in our MEDIHONEY products exclusively from the product licensor, although we have the right to source our requirements elsewhere. Although both parties endeavor to effectively manage demand versus capacity on a continuous basis and maintain adequate safety stock levels to guard against any interruption in supply, the availability of medicinal honey meeting our exacting specifications for purity and quality is not guaranteed, as it is a natural product that must be harvested on an annual basis. While we have not yet qualified any other sources of bulk honey, other sources of bulk honey do exist.

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

Derma Sciences is registered with the FDA and Health Canada. We hold the following ISO certifications: ISO 13485:2003, ISO9001:2008 and Directive 93/42/EEC. Derma Toronto and Nantong China have been recently inspected by the FDA and no violations were noted. The Company has also been inspected by various international regulatory agencies and customer audits and has consistently achieved very high compliance ratings.

Patents, Trademarks, Proprietary and Non-Proprietary Technology

We own or license a number of trademarks covering the Company and its products. In addition, we own or license over 50 U.S. patents, corresponding foreign patents and patent applications. The patents relating to the MEDIHONEY, BIOGUARD, AMNIOEXCEL and AMNIOMATRIX technologies are held under license agreements of indefinite duration. We also have a number of non-patented formulations and process technologies that, together with the aforementioned patents, provide competitive advantages in the marketplace.

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

Employees

Derma Sciences had 260 full-time and 3 part-time employees at December 31, 2015. Of these employees, 118 are located in the U.S., 103 in Canada, 29 in China, twelve in Europe and one in South Korea. The Company considers employee relations to be satisfactory.

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

You may also obtain copies of our annual reports on our website at www.dermasciences.com under the heading “Investor Relations.” The information disclosed on our website is not incorporated by this reference and is not a part of this Annual Report on Form 10-K. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. The following corporate governance related documents are also available free on our website: Code of Ethics, Board Independency Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.

Item 1A. Risk Factors

We have a history of losses and can offer no assurance of future profitability.

We incurred net losses from continuing operations of $20,366,663, $20,844,615 and $12,529,496 in 2015, 2014 and 2013, respectively, and additional losses in previous years. At December 31, 2015, we had an accumulated deficit of $142,049,846. We cannot offer any assurance that we will be able to generate sustained or future earnings.

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

Our financial condition would be adversely impacted if our goodwill becomes impaired.

As a result of acquisition accounting for our various acquisitions, we have accumulated $13,457,693 of goodwill as of December 31, 2015 of which $6,337,967 related to our Advanced Wound Care segment and $7,119,726 related to our Traditional Wound Care segment. Our goodwill is not amortized, but is tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively the Company taken as a whole, might exceed its fair value. The impairment test requires us to compare the fair value of each segment to their carrying value, including goodwill. In addition, we evaluate the fair value of our outstanding common stock to determine whether it exceeds our overall carrying value. The fair value of each segment is determined using the “income approach,” where we use a discounted cash flow model to evaluate our goodwill impairment assessment or in combination with other generally acceptable valuation methodologies such as “market approaches”, which utilize comparable company multiples and merger and acquisitions. We predominantly use the income approach because we believe the income approach most appropriately measures our income producing assets. If our goodwill were to become impaired, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations and potentially, our common stock price.

The results of the annual impairment test performed as of December 31, 2015 indicated the fair value of each segment exceeded its carrying value and the fair value of our outstanding common stock exceeded the carrying value of the Company taken as a whole.

The market price of the Company’s common stock has been subject to volatility over the past several months due to overall market conditions and Company events that have taken place. In November 2015, the Company terminated its pharmaceutical development operations (see Note 3 to the Company’s consolidated financial statements) and in December 2015, it announced the implementation of a restructuring plan and the departure of its Chief Executive Officer (see Note 4 to the Company’s consolidated financial statements). As of December 31, 2015, the Company’s carrying value was $98.4 million, or $3.80 per share of outstanding common stock and the Company’s market value was $118.3 million, or $4.57 per share of outstanding common stock based on the closing trading price on such date. Since January 7, 2016 through March 14, 2016, the market price of the Company’s common stock has declined and has traded in a range of $2.85 to $3.91, and has generally been below our carrying value of $3.80 as of December 31, 2015, and as such, is indicative of a possible impairment. Consequently, if our stock price remains at such levels or decreases further our goodwill may be determined to be impaired and the Company would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations, and potentially the Company’s stock price.

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

There have been federal and state legislation changes which have subjected the pricing of healthcare goods and services to government control and made other changes to the U.S. healthcare system. While we cannot predict the outcome of current or future legislation, we anticipate, particularly given the recent enactment of healthcare reform legislation that governmental authorities will continue to introduce initiatives directed at lowering the total cost of healthcare. In addition, in certain foreign markets the pricing of drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain if future legislation, whether domestic or abroad, will be adopted that might affect our products. It is also uncertain what actions government including federal and/or state, or private payors for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Any such healthcare reforms could have a material and adverse effect on the marketability of any products for which we ultimately receive FDA or other regulatory agency clearance/approval or for which we receive government sponsored reimbursements.

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

Government regulation by the U.S. FDA and similar agencies in other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our acquisition or licensing of new products. Complying with government regulations is often times consuming and expensive and may involve delays or actions adversely impacting the marketing and sale of our current or future products.

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

The various technologies utilized in many of our advanced wound care products are licensed from third parties and one or more could become unavailable.

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

Competitors could invent products superior to ours and cause our products and technologies to become obsolete.

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

Tissue Product Regulations

Our AMNIOEXCEL® and AMNIOMATRIX® products are derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products (“HCT/Ps”). An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”) are not subject to any premarket clearance or approval requirements and are subject to less stringent post-market regulatory requirements. There can be no assurance that the FDA will not, at some future point, take the position that our current or any future tissue products do not qualify for regulation as 361 HCT/Ps. Any regulatory reclassification could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. Moreover, increased regulatory scrutiny could lead to increased regulation of HCT/Ps, including 361 HCT/Ps.  We also cannot guarantee that the FDA will not impose more stringent definitions with respect to products that qualify as 361 HCT/Ps or interpret existing regulations in a manner that will require submission of a Biologics License Application for some or all of our HCT/P products. For example, two of the regulatory criteria that must be met in order for a product to be regulated solely as an HCT/P are that the HCT/P be “minimally manipulated” and that it be “intended for homologous use only”. The FDA has recently issued two separate draft guidance documents interpreting these requirements, each of which are scheduled to be the subject of a public hearing to be held by the FDA at an as yet to be announced date later in 2016.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

Up to 4,332,954 shares of our common stock were potentially issuable at December 31, 2015 upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units. The shares of common stock potentially issuable upon conversion, exercise or vesting of these securities are substantial compared to the 25,876,870 shares of common stock outstanding at December 31, 2015.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low bid prices for the years 2011 through 2015 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014	$7.88	$15.51
2015	$3.85	$9.89

Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;

•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;

•	The introduction of new products either by us or by our competitors;
•	The loss of a major customer; and
•	Our termination of pharmaceutical development activities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Princeton, New Jersey. In addition to the lease relative to our headquarters, we have entered into leases for office, manufacturing, and distribution facilities. Our facilities, locations, size, monthly rent and lease expirations are set forth in the table below:

Location	Use	Segment	Square Footage	Base Monthly Rent	Lease Expiration
Princeton, New Jersey	Corporate Headquarters	Other	15,065	$41,532	November 2018
Fenton, Missouri	Distribution	Advanced and Traditional Wound Care	42,400	$15,911	March 2021
Houston, Texas	Distribution	Traditional Wound Care	52,300	$19,872	March 2020
Toronto, Canada	Manufacturing, Distribution & Offices	Advanced and Traditional Wound Care and Other	91,060	$43,181	August 2017
Maidenhead, U.K.	Offices	Advanced and Traditional Wound Care	450	$1,370	July 2019
Nantong, China	Manufacturing & Offices	Traditional Wound Care	11,388	$2,065	December 2018

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” The following table sets forth the high and low bid prices for our common stock during each of the indicated calendar quarters:

Quarter Ended	High	Low
March 31, 2015	$9.89	$7.27
June 30, 2015	$8.81	$6.39
September 30, 2015	$7.37	$4.57
December 31, 2015	$5.99	$3.85

March 31, 2014	$15.51	$10.71
June 30, 2014	$13.02	$8.45
September 30, 2014	$12.02	$7.88
December 31, 2014	$9.45	$8.10

The stock prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public market for our preferred stock.

Holders of common stock. As of the close of business on March 14, 2016 there were approximately 696 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater. On March 14, 2016, the closing sales price of our common stock as reported on the NASDAQ Capital Market was $3.13.

Dividends and dividend policy. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Securities authorized for issuance under equity compensation plans. The information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2015.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$84,474,284	$83,745,680	$79,710,980	$72,648,198	$62,630,247
Cost of sales	51,740,109	53,635,745	50,320,506	47,507,349	44,218,300
Gross profit	32,734,175	30,109,935	29,390,474	25,140,849	18,411,947
Selling, general and administrative	51,430,091	50,846,895	41,945,599	32,485,368	21,173,884
Research and development	807,128	440,246	-	-	-
Restructuring and other charges	2,458,555	-	-	-	-
Other expense (income), net	649,779	(181,543)	(185,740)	(26,729)	451,842
Income tax (benefit) provision	(2,244,715)	(151,048)	160,111	(2,370,482)	69,538
Net loss from continuing operations	(20,366,663)	(20,844,615)	(12,529,496)	(4,947,308)	(3,283,317)
Loss from discontinued operations, net of taxes	(17,740,817)	(18,926,940)	(11,434,557)	(7,123,123)	(1,057,094)
Net loss	$(38,107,480)	$(39,771,555)	$(23,964,053)	$(12,070,431)	$(4,340,411)
Basic and diluted loss per share of common stock
Continuing operations	$(0.79)	$(0.85)	$(0.73)	$(0.40)	$(0.37)
Discontinued operations	(0.69)	(0.77)	(0.67)	(0.57)	(0.12)
Total basic and diluted loss per share of common stock	$(1.48)	$(1.62)	$(1.40)	$(0.97)	$(0.49)
Shares used in computing basic and diluted
loss per share of common stock	25,734,474	24,584,071	17,056,632	12,488,263	8,780,981

	At December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and short term investments	$40,818,195	$75,392,845	$21,979,586	$45,346,657	$22,335,350
Working capital	$57,568,491	$89,332,503	$40,040,002	$61,185,368	$34,855,480
Total assets	$114,780,155	$139,290,466	$88,576,353	$103,842,630	$58,623,892
Stockholders’ equity	$98,425,855	$125,564,664	$77,148,148	$93,711,193	$50,847,534

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an analysis of the results for each or our segments, an overview of our liquidity and capital resources and other items related to our business for the years ended December 31, 2015, 2014 and 2013. It contains forward-looking statements about our future revenue, operating results and expectations. See “Cautionary Statement Regarding Forward-Looking Statements” and the section in this annual report entitled “Risk Factors” for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with Part I of this annual report as well as our consolidated financial statements and notes thereto included in this annual report.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overview

The following table highlights the year ended December 31, 2015 versus 2014 operating results:

	Year Ended December 31,		Variance
	2015	2014
Gross sales	$95,407,219	$94,008,003	$1,399,216	1.5%
Sales adjustments	(10,932,935)	(10,262,323)	(670,612)	6.5
Net sales	84,474,284	83,745,680	728,604	0.9
Cost of sales	51,740,109	53,635,745	(1,895,636)	(3.5)
Gross profit	32,734,175	30,109,935	2,624,240	8.7

Selling, general and administrative expense	51,430,091	50,846,895	583,196	1.1
Research and development expense	807,128	440,246	366,882	83.3
Restructuring and other charges	2,458,555	-	2,458,555	*
Other expense (income), net	649,779	(181,543)	831,322	*
Total expenses	55,345,553	51,105,598	4,239,955	8.3
Loss from continuing operations before income taxes	(22,611,378)	(20,995,663)	(1,615,715)	7.7
Income tax benefit	(2,244,715)	(151,048)	(2,093,667)	*
Net loss from continuing operations	(20,366,663)	(20,844,615)	477,952	(2.3)
Loss from discontinued operations, net of taxes	(17,740,817)	(18,926,940)	1,186,123	(6.3)
Net Loss	$(38,107,480)	$(39,771,555)	$1,664,075	(4.2%)

* not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments are comprised of the following:

	Year Ended December 31,
	2015	2014
Gross sales	$95,407,219	$94,008,003
Trade rebates	(7,565,281)	(7,050,638)
Distributor fees	(876,117)	(1,083,584)
Sales incentives	(1,248,464)	(929,196)
Returns and allowances	(476,534)	(534,523)
Cash discounts	(766,539)	(664,382)
Total adjustments	(10,932,935)	(10,262,323)
Net sales	$84,474,284	$83,745,680

Trade rebates increased in 2015 versus 2014 principally due to an increase in sales subject to rebate and the rebate percentage as a result of product mix towards higher rebated products. The decrease in distributor fees is commensurate with the decrease in sales upon which the fees are based. The increase in sales incentives reflects higher sales subject to incentives. Sales returns and allowances decreased in 2015 due to quality control issues affecting 2014 sales that did not reoccur in 2015. The increase in cash discounts principally relates to an increase in sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Beginning balance – January 1	$1,880,525	$1,746,993
Rebates paid	(7,809,367)	(6,917,106)
Rebates accrued	7,565,281	7,050,638
Ending balance – December 31	$1,636,439	$1,880,525

The $244,086 decrease in the trade rebate reserve balance at December 31, 2015 from December 31, 2014 principally reflects the timing of rebate payments partially offset by increases in sales subject to rebate and rebate percentage. There was no other significant change in the nature of our business in 2015 as it relates to our rebate program.

	2015			2014
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Entity

US	$75,915,980	$(5,570,898)	$70,345,082	$71,445,103	$(3,986,572)	$67,458,531
Canada	14,764,408	(5,356,083)	9,408,325	17,890,528	(6,274,984)	11,615,544
International	4,726,831	(5,954)	4,720,877	4,672,372	(767)	4,671,605

Total	$95,407,219	$(10,932,935)	$84,474,284	$94,008,003	$(10,262,323)	$83,745,680

U.S. sales adjustments increased due to higher trade rebates, sales incentives and cash discounts partially offset by lower sales returns and allowances. U.S. rebates, sales incentives and cash discounts increased due to increased sales upon which the fees are based. The U.S. rebate percentage also increased as a result of increased sales of higher rebated products. Sales returns and allowances in the U.S. decreased in 2015 due to quality control issues affecting 2014 sales that did not reoccur in 2015. Sales adjustments in Canada were less in 2015 than 2014 due to lower trade rebates and distribution fees. The decrease in Canadian sales rebates and distributor fees is commensurate with the decrease in Canadian sales upon which the fees are based. The Canadian rebate percentage increased due to increased sales of higher rebated products.

18

	2015			2014
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Segment

Advanced wound care	$45,298,535	$(3,516,391)	$41,782,144	$40,421,740	$(2,310,889)	$38,110,851
Traditional wound care	50,108,684	(7,416,544)	42,692,140	53,586,263	(7,951,434)	45,634,829

Total	$95,407,219	$(10,932,935)	$84,474,284	$94,008,003	$(10,262,323)	$83,745,680

Advanced wound care sales adjustments increased due to higher trade rebates, sales incentives and cash discounts partially offset by lower sales returns and allowances. Advanced wound care rebates, sales incentives and cash discounts increased due to increased sales upon which the fees are based. The advanced wound care rebate percentage also increased as a result of increased sales of higher rebated products. Advanced wound care sales returns and allowances decreased in 2015 due to the 2014 quality control issues. Traditional wound care sales adjustments decreased in 2015 versus 2014 principally due to lower sales.

Net Sales

			$ Variance			% Variance
	2015	2014	Non FX	FX	Total	Non FX	FX	Total
By Entity

US	$70,345,082	$67,458,531	$2,886,551	$-	$2,886,551	4.3%	-	4.3%
Canada	9,408,325	11,615,544	(724,872)	(1,482,347)	(2,207,219)	(6.2)	(12.8)	(19.0)
International	4,720,877	4,671,605	409,948	(360,676)	49,272	8.8	(7.7)	1.1

Total	$84,474,284	$83,745,680	$2,571,627	$(1,843,023)	$728,604	3.1%	(2.2%)	0.9%

The increase in net sales in the U.S. was driven by higher advanced wound care sales of $3,672,276, partially offset by lower traditional wound care sales of $785,725. The decrease in Canadian sales was driven by lower traditional wound care sales of $2,284,861, partially offset by higher advanced wound care sales of $77,642. The decrease in Canadian sales was due to a decrease in sales to our exclusive distributor as well as unfavorable foreign exchange. Sales from our Canadian distributor to end users increased two percent in 2015 versus 2014. The increase in international sales was driven by higher advanced wound care sales of $249,730 and traditional wound care sales of $160,218, partially offset by unfavorable foreign exchange. Unfavorable foreign exchange impact reflected a 13.6% and 7.2% weakening of the Canadian dollar and British pound versus the U.S. dollar, respectively in 2015 versus 2014.

			$ Variance			% Variance
	2015	2014	Non FX	FX	Total	Non FX	FX	Total

By Segment

Advanced wound care	$41,782,144	$38,110,851	$4,140,702	$(469,409)	$3,671,293	10.9%	(1.2%)	9.6%
Traditional wound care	42,692,140	45,634,829	(1,569,075)	(1,373,614)	(2,942,689)	(3.4)	(3.0)	(6.4)

Total	$84,474,284	$83,745,680	$2,571,627	$(1,843,023)	$728,604	3.1%	(2.2%)	0.9%

The increase advanced wound care sales was due to higher sales of TCC and AMNIO products, partially offset by lower sales of ALGICEL and MEDIHONEY. The decrease in traditional wound care sales was driven by lower private label sales due to the loss of a customer and lower Canadian sales due to unfavorable exchange and lower demand, partially offset by incremental first aid division retail sales.

Gross Profit

			$ Variance			% Variance
	2015	2014	Non FX	FX	Total	Non FX	FX	Total
By Segment

Gross Profit $
Advanced wound care	$21,040,514	$18,170,944	$3,465,272	$(595,702)	$2,869,570	19.1%	(3.3%)	15.8%
Traditional wound care	11,693,661	11,938,991	352,797	(598,127)	(245,330)	3.0	(5.0)	(2.0)

Total	$32,734,175	$30,109,935	$3,818,069	$(1,193,829)	$2,624,240	12.7%	(4.0%)	8.7%

Gross Profit %
Advanced wound care	50.4%	47.7%
Traditional wound care	27.4%	26.2%

Total	38.8%	36.0%

The increase in gross profit dollars reflected higher sales and higher gross margin percentage. The higher gross margin percentage principally reflected favorable sales mix towards higher margin advanced wound care products, lower manufacturing costs due to improved operational performance due to increased volume partially offset by higher sales adjustments and product costs, along with unfavorable foreign exchange. 2014 manufacturing costs were also severely impacted by TCC product defects resulting in $370,000 in product write-offs and unfavorable operational performance through product rework and a greater number of quality control inspections.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by function for the years ended December 31, 2015 versus 2014:

			$ Variance			% Variance
	2015	2014	Non FX	FX	Total	Non FX	FX	Total

Distribution	$2,683,393	$2,484,458	$262,543	$(63,608)	$198,935	10.6%	(2.6%)	8.0%
Marketing	8,642,162	8,524,629	148,922	(31,389)	117,533	1.7	(0.3)	1.4
Sales	24,933,058	23,889,012	1,332,042	(287,996)	1,044,046	5.6	(1.2)	4.4
G&A	15,171,478	15,948,796	(372,727)	(404,591)	(777,318)	(2.4)	(2.5)	(4.9)

Total	$51,430,091	$50,846,895	$1,370,780	$(787,584)	$583,196	2.7%	(1.5%)	1.2%

The increase in distribution expense reflected higher operating costs, principally compensation due to a growth-driven increase in warehouse personnel.

The increase in marketing expense was attributable to higher compensation expense associated with the annualization of growth-driven increases in positions added during the first quarter of 2014, along with higher promotional and customer outreach costs principally in support of our advanced wound care product growth initiatives, partially offset by lower performance-based compensation, product development costs, recruiting, meeting and consulting expenses.

The increase in sales expense was principally attributable to incremental costs consisting of compensation and benefits, commissions, samples and tradeshow expenses to support the expansion of the advanced wound care sales force during the first half of 2014, higher administrative fees associated with the expansion of our group purchasing program enrollment, partially offset by lower performance-based compensation, travel expense and recruiting fees.

The decrease in general and administrative expense primarily reflected lower performance-based compensation, non-recurrence of acquisition transaction due diligence costs incurred in 2014, reduction in discretionary investor relation and consulting expenses, partially offset by higher legal fees associated with changes in Medihoney Medicare reimbursement.

			$ Variance			% Variance
	2015	2014	Non FX	FX	Total	Non FX	FX	Total
By Entity
US	$45,298,279	$44,535,006	$763,273	$-	$763,273	1.7%	-	1.7%
Canada	4,124,889	4,502,167	254,728	(632,006)	(377,278)	5.7	(14.0)	(8.3)
International	2,006,923	1,809,722	352,779	(155,578)	197,201	19.5	(8.6)	10.9

Total	$51,430,091	$50,846,895	$1,370,780	$(787,584)	$583,196	2.7%	(1.5%)	1.2%

The increase in selling, general and administrative expense in the U.S. was due to the annualization of U.S. growth initiatives implemented during 2014, and higher legal fees associated with the Medihoney Medicare reimbursement changes, partially offset by lower performance-based compensation, due diligence costs and discretionary spending. Canadian selling, general and administrative costs were favorably impacted by foreign exchange and the reduction of performance-based compensation partially offset by the increased sales compensation, benefit and travel costs associated with a 2015 addition of a sales position. International selling, general and administrative costs were increased due to sales compensation, benefit and travel costs in the U.K. associated with the filling of an open sales position during the second half of 2014 and the addition of a new sales position in 2015 partially offset by favorable foreign exchange. Favorable foreign exchange impact reflected the continued strengthening of the U.S. dollar in 2015 versus the Canadian dollar and British pound.

			$ Variance			% Variance
	2015	2014	Non FX	FX	Total	Non FX	FX	Total
By Segment
Advanced wound care	$31,877,413	$30,479,725	$1,695,491	$(297,803)	$1,397,688	5.6%	(1.0%)	4.6%
Traditional wound care	5,156,199	5,193,516	47,873	(85,190)	(37,317)	0.9	(1.6)	(0.7)
Other	14,396,479	15,173,654	(372,584)	(404,591)	(777,175)	(2.5)	(2.6)	(5.1)

Total	$51,430,091	$50,846,895	$1,370,780	$(787,584)	$583,196	2.7%	(1.5%)	1.2%

The increase in general and administrative expense for the advanced wound care segment was principally due to increased compensation, benefit, and travel costs associated with the 2014 and 2015 growth-driven increases in sales and marketing, as well as higher commissions and promotional expenses in support of the advanced wound care growth. Other expense was favorably impacted by principally lower performance-based compensation costs, non-recurrence of due diligence costs in 2015, reduction in discretionary spending and favorable foreign exchange.

Research and Development Expense

The increase in research and development expense reflected the ongoing AMNIO post marketing clinical studies.

Restructuring and other charges

During the fourth quarter of 2015, we implemented a plan to reduce our cost structure in consideration of prospective market expectations for the business, coupled with the decision to move the business towards positive cash flow and profitability as soon as feasibly possible. The restructuring is primarily focused on our selling, general and administrative expenses and was designed to minimize any adverse impact on the existing business. Targeted expense savings (reductions) were implemented in December 2015 beginning with employee terminations resulting in the elimination of 39 positions. In addition to the human resource reductions, non-employee-related discretionary expense savings were identified and built into our restructuring plan. Prospective savings of approximately $10.0 million on an annualized basis are planned. As a result of the December 2015 employee terminations, we recorded a severance charge of $952,534 which was included in restructuring and other charges in the Company’s Consolidated Statement of Operations.

Effective December 21, 2015, the Company’s former Chairman of the Board, President and Chief Executive Officer (the “CEO”) departed from the Company. On February 26, 2016, the former CEO also resigned from the Company’s board of directors. The departure was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. A one-time charge of $1,506,021 was recorded in restructuring and other charges in the Company’s Consolidated Statement of Operations as a result of the former CEO’s departure. No savings will be realized as a result of the former CEO’s departure as this position will be refilled. While a national recruiting search for a permanent CEO is in process, the former lead director of the Company has assumed the role of Executive Chairman and Interim CEO.

Other Expense (Income), net

Other expense (income), net increased to an expense of $649,779 in 2015 from income of $181,543 in 2014 due principally to unfavorable foreign exchange, partially offset by higher dividend income.

Income Tax Benefit

In 2015, the Company recognized a $2,244,715 income tax benefit from continuing operations consisting of a $576,337 foreign income tax expense and a $2,821,052 U.S. deferred income tax benefit. The foreign income tax expense related primarily to the tax expense recognized as a result of net income generated by the Canadian operations, as well as taxes paid on the dividend from the Comvita Limited (“Comvita”) investment. The U.S. deferred income tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income of $2,880,683 and a net deferred income tax expense due to tax timing differences of goodwill and identified intangible assets of $59,631.

Due to uncertainties surrounding our ability to use our U.S. and U.K. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. and U.K. net deferred tax assets has been provided.

Net Loss from Continuing Operations

We incurred a net loss from continuing operations of $20,366,663, or $0.79 per share (basic and diluted), in 2015 compared to a net loss from continuing operations of $20,844,615, or $0.85 per share (basic and diluted), in 2014.

Net Loss from Discontinued Operations

Effective November 2015, management approved a plan to terminate the Company’s Phase 3 (DSC127) clinical program for diabetic foot ulcer healing. The decision to end the program followed the recommendation by the independent Data Monitoring Committee to stop the program based on its interim assessment. Based on this recommendation, we initiated an orderly termination of all our existing pharmaceutical development programs comprised of the diabetic foot healing program and two other programs utilizing the DSC127 compound for other therapeutic indications.

In connection with this decision, our entire pharmaceutical development staff, comprised of six positions, was terminated and the process of closing down the programs commenced. The close down activities were substantially completed by year end.

At the time the decision was made to terminate the DSC127 program, we were using approximately $4.4 million of cash per quarter to support our pharmaceutical development programs. Going forward, these funds will be used to support our AWC and TWC businesses.

We incurred a net loss from discontinued operations of $17,740,817, or $0.69 per share (basic and diluted), in 2015 compared to a net loss from discontinued operations of $18,926,940, or $0.77 per share (basic and diluted), in 2014.

Total Net Loss

We incurred a net loss of $38,107,480, or $1.48 per share (basic and diluted), in 2015 compared to a net loss of $39,771,555, or $1.62 per share (basic and diluted), in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overview

The following table highlights the year ended December 31, 2014 versus 2013 operating results:

	Year Ended December 31,		Variance
	2014	2013
Gross sales	$94,008,003	$88,841,450	$5,166,553	5.8%
Sales adjustments	(10,262,323)	(9,130,470)	(1,131,853)	12.4
Net sales	83,745,680	79,710,980	4,034,700	5.1
Cost of sales	53,635,745	50,320,506	3,315,239	6.6
Gross profit	30,109,935	29,390,474	719,461	2.4

Selling, general and administrative expense	50,846,895	41,945,599	8,901,296	21.2
Research and development expense	440,246	-	440,246	*
Other expense (income), net	(181,543)	(185,740)	4,197	*
Total expenses	51,105,598	41,759,859	9,345,739	22.4
Loss from continuing operations before income taxes	(20,995,663)	(12,369,385)	(8,626,278)	69.7
Income tax (benefit) provision	(151,048)	160,111	(311,159)	*
Net loss from continuing operations	(20,844,615)	(12,529,496)	(8,315,119)	66.4
Loss from discontinued operations, net of taxes	(18,926,940)	(11,434,557)	(7,492,383)	65.5
Net Loss	$(39,771,555)	$(23,964,053)	$(15,807,502)	66.0%

* not meaningful

Gross to Net Sales Adjustments

Gross to net sales adjustments are comprised of the following:

	Year Ended December 31,
	2014	2013
Gross sales	$94,008,003	$88,841,450
Trade rebates	(7,050,638)	(6,083,940)
Distributor fees	(1,083,584)	(984,947)
Sales incentives	(929,196)	(978,770)
Returns and allowances	(534,523)	(394,656)
Cash discounts	(664,382)	(688,157)
Total adjustments	(10,262,323)	(9,130,470)
Net sales	$83,745,680	$79,710,980

Trade rebates increased in 2014 versus 2013 principally due to higher sales and an increase in the rebate percentage due to a change in product mix towards higher rebated advanced wound care products. The increase in distributor fees is commensurate with the increase in sales upon which the fees are based. The decrease in sales incentives reflected lower sales subject to incentives. Sales returns and allowances were impacted by higher returns of defective TCC products in 2014 versus 2013. The decrease in cash discounts principally related to a decrease in sales subject to cash discount.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Beginning balance – January 1	$1,746,993	$2,466,091
Rebates paid	(6,917,106)	(6,803,038)
Rebates accrued	7,050,638	6,083,940
Ending balance – December 31	$1,880,525	$1,746,993

The $133,532 increase in the trade rebate reserve balance at December 31, 2014 from December 31, 2013 principally reflected an increase in sales subject to rebate in Canada and the U.S. There was no other significant change in the nature of our business in 2014 as it related to the accrual and subsequent payment of rebates.

	2014			2013
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Entity

US	$71,445,103	$(3,986,572)	$67,458,531	$69,023,296	$(3,675,026)	$65,348,270
Canada	17,890,528	(6,274,984)	11,615,544	16,265,122	(5,453,764)	10,811,358
International	4,672,372	(767)	4,671,605	3,553,032	(1,680)	3,551,352

Total	$94,008,003	$(10,262,323)	$83,745,680	$88,841,450	$(9,130,470)	$79,710,980

U.S. sales adjustments increased in 2014 versus 2013 due to higher trade rebates and sales returns and allowance partially offset by lower sales incentives and cash discounts. U.S. rebates increased due to an increase in sales subject to rebate and an increase in the rebate percentage due to a change in product mix towards higher rebated advance wound care products. The increase in U.S. sales returns and allowances reflects higher returns of defective TCC products. U.S. sales incentives and cash discounts decreased in 2014 due to decreased sales upon which the fees are based. Canadian sales adjustments increased due to higher rebates and distributor fees. Canadian rebates increased in 2014 versus 2013 principally due to higher sales and an increase in the rebate percentage due to a change in product mix towards higher rebated sales. The increase in Canadian distributor fees is commensurate with the increase in Canadian sales upon which the fees are based.

24

	2014			2013
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Segment

Advanced wound care	$40,421,740	$(2,310,889)	$38,110,851	$35,636,673	$(1,708,138)	$33,928,535
Traditional wound care	53,586,263	(7,951,434)	45,634,829	53,204,777	(7,422,332)	45,782,445

Total	$94,008,003	$(10,262,323)	$83,745,680	$88,841,450	$(9,130,470)	$79,710,980

Advanced wound care sales adjustments increased in 2014 versus 2013 due to higher trade rebates and sales returns and allowance partially offset by lower sales incentives and cash discounts. Advance wound care rebates increased due to an increase in sales subject to rebate and an increase in the rebate percentage due to a change in product mix towards higher rebated products. The increase in sales returns and allowances reflects higher returns of defective TCC products. Advance wound care sales incentives and cash discounts decreased in 2014 due to decreased sales upon which the fees are based. Traditional wound care sales adjustments increased due to higher rebates and distributor fees. Traditional wound care rebates increased in 2014 versus 2013 principally due to higher sales and an increase in the rebate percentage due to a change in product mix towards higher rebated products. The increase in traditional wound care distributor fees is commensurate with the increase in sales upon which the fees are based.

Net Sales

			$ Variance			% Variance
	2014	2013	Non FX	FX	Total	Non FX	FX	Total
By Entity

US	$67,458,532	$65,348,270	$2,110,262	$-	$2,110,262	3.2%	-	3.2%
Canada	11,615,544	10,811,358	1,641,452	(837,266)	804,186	15.2	(7.7)	7.5
International	4,671,604	3,551,352	914,595	205,657	1,120,252	25.8	5.8	31.6

Total	$83,745,680	$79,710,980	$4,666,309	$(631,609)	$4,034,700	5.9%	(0.8%)	5.1%

U.S. sales increased driven by higher advanced wound care sales of $3,084,330, partially offset by lower traditional wound care sales of $974,068, The Canadian sales increase was driven by an increase in sales to our exclusive distributor to support an increase in its inventory partially offset by unfavorable foreign exchange. Sales from our Canadian distributor to end users increased one percent in 2014 versus the comparable period in the prior year. Canadian unfavorable foreign exchange impact reflected an 8.6% weakening of the Canadian dollar in 2014 versus 2013. International sales increased driven by higher advanced wound care sales along with favorable foreign exchange.

			$ Variance			% Variance
	2014	2013	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$38,110,851	$33,928,535	$4,045,740	$136,576	$4,182,316	11.9%	0.4%	12.3%
Traditional wound care	45,634,829	45,782,445	620,569	(768,185)	(147,616)	1.4	(1.7)	(0.3)

Total	$83,745,680	$79,710,980	$4,666,309	$(631,609)	$4,034,700	5.9%	(0.8%)	5.1%

The increase in advanced wound care sales was led by MEDIHONEY, TCC and AMNIO products. The traditional wound care sales decrease was driven by lower private label sales. The 2014 private label sales were unfavorably impacted from the loss of a customer due to industry consolidation.

Gross Profit

			$ Variance			% Variance
	2014	2013	Non FX	FX	Total	Non FX	FX	Total
By Segment

Gross Profit $
Advanced wound care	$18,170,944	$16,837,797	$1,297,229	$35,918	$1,333,147	7.7%	0.2%	7.9%
Traditional wound care	11,938,991	12,552,677	(556,256)	(57,430)	(613,686)	(4.4)	(0.5)	(4.9)

TOTAL	$30,109,935	$29,390,474	$740,973	$(21,512)	$719,461	2.5%	(0.1%)	2.4%

Gross Profit %
Advanced wound care	47.7%	49.6%
Traditional wound care	26.2%	27.4%
Total	36.0%	36.9%

The increase in gross profit dollars reflected higher sales partially offset by lower gross margin percentage. The lower gross margin percentage principally reflected higher manufacturing costs and sales adjustments. Manufacturing overhead costs increased reflecting additions of quality assurance personnel. Additionally, the manufacturing costs of the advanced wound care segment were also adversely impacted by TCC product defects resulting in $370,000 in product write-offs and unfavorable operational performance through product rework and a greater number of quality control inspections.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by function for the years ended December 31, 2014 versus 2013:

			$ Variance			% Variance
	2014	2013	Non FX	FX	Total	Non FX	FX	Total

Distribution	$2,484,458	$2,345,041	$171,403	$(31,986)	$139,417	7.3%	(1.4%)	5.9%
Marketing	8,524,629	5,381,390	3,151,205	(7,966)	3,143,239	58.6	(0.1)	58.4
Sales	23,889,012	17,903,341	5,979,184	6,487	5,985,671	33.4	-	33.4
G&A	15,948,796	16,315,827	(159,834)	(207,197)	(367,031)	(1.0)	(1.3)	(2.3)

Total	$50,846,895	$41,945,599	$9,141,958	$(240,662)	$8,901,296	21.8%	(0.6%)	21.2%

The increase in distribution expense reflected higher operating costs, principally compensation due to a growth-driven increase in warehouse personnel, as well as repairs and maintenance on warehouse buildings and equipment.

The increase in marketing expense was attributable to higher compensation expense associated with the addition of five marketing, two clinical and one product development positions added in the second half of 2013 and early 2014, along with travel and recruiting fees associated with the addition of the new positions, and higher product development and consulting costs.

The increase in sales expense was principally attributable to incremental costs consisting of compensation and benefits, travel, recruiting, samples and tradeshow expenses to support the expansion of the advanced wound care sales force in the U.S and higher administrative fees associated with the expansion of our group purchasing program enrollment. Incremental growth related to international sales expansion also contributed to the increase.

The decrease in general and administrative expense primarily reflected lower legal fees resulting from the absence of litigation expense incurred in 2013 and lower board of directors’ retirement associated costs, partially offset by due diligence costs incurred in 2014 for an acquisition transaction, higher compensation and benefits due to the addition of new positions, higher public and investor relations expenses, and other professional fees.

			$ Variance			% Variance
	2014	2013	Non FX	FX	Total	Non FX	FX	Total
By Entity
US	$44,535,006	$36,067,388	$8,467,618	$-	$8,467,618	23.5%	-	23.5%
Canada	4,502,167	4,387,537	441,909	(327,279)	114,630	10.1	(7.5)	2.6
International	1,809,722	1,490,674	232,431	86,617	319,048	15.6	0.2	15.8
Total	$50,846,895	$41,945,599	$9,141,958	$(240,662)	$8,901,296	21.8%	(0.6%)	21.2%

The increase in selling, general and administrative expense in the U.S. was principally due to higher compensation associated with the addition of sales, marketing, clinical, and product development positions, to increase the promotion of our advanced wound care sales product lines. The increase in Canadian and International selling, general and administrative expenses was due principally to higher IT costs related to systems implementation and higher travel costs.

			$ Variance			% Variance
	2014	2013	Non FX	FX	Total	Non FX	FX	Total
By Segment
Advanced wound care	$30,479,725	$21,404,035	$9,073,870	$1,820	$9,075,690	42.4%	-	42.4%
Traditional wound care	5,193,518	5,059,150	169,651	(35,283)	134,368	3.4	(0.7)	2.7
Other	15,173,652	15,482,414	(101,563)	(207,199)	(308,762)	(0.7)	(1.3)	(2.0)

Total	$50,846,895	$41,945,599	$9,141,958	$(240,662)	$8,901,296	21.8%	(0.6%)	21.2%

The increase in selling, general and administrative expenses for advanced wound care was due principally to an increase in marketing, clinical and product development personnel, as well as expansion of the advanced wound care sales force.

Research and Development Expense

The Company incurred research and development expense in 2014 as a result of the AMNIO post marketing clinical studies.

Other Expense (Income), net

Other expense (income), net decreased $4,197 to $181,543 in 2014 from $185,740 in 2013 due principally to unfavorable foreign exchange, partially offset by higher dividend income.

Income Tax Benefit

We recognized a $151,048 income tax benefit in 2014 consisting of a $169,789 foreign income tax benefit and a $18,741 U.S. income tax provision which relates solely to deferred taxes. The foreign income tax benefit relates primarily to the tax benefit recognized as a result of the net loss incurred by the Canadian operations, partially offset by taxes paid on the dividend from the Comvita investment. The net deferred tax expense was due to tax timing differences of goodwill and identified intangible assets of $47,573 and a tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income of $28,832.

Due to uncertainties surrounding our ability to use our U.S. and U.K. net operating loss carry forwards and net deferred tax assets, a full valuation allowance for the U.S. and U.K. net deferred tax assets has been provided.

Net Loss from Continuing Operations

We incurred a net loss from continuing operations of $20,844,615, or $0.85 per share (basic and diluted), in 2014 compared to a net loss from continuing operations of $12,529,496, or $0.73 per share (basic and diluted), in 2013.

Net Loss from Discontinued Operations

We incurred a net loss from discontinued operations of $18,926,940, or $0.77 per share (basic and diluted), in 2014 compared to a net loss from discontinued operations of $11,434,557, or $0.67 per share (basic and diluted), in 2013.

Total Net Loss

We incurred a net loss of $39,771,555, or $1.62 per share (basic and diluted), in 2014 compared to a net loss of $23,964,053, or $1.40 per share (basic and diluted), in 2013.

Liquidity and Capital Resources

Cash Flow and Working Capital

At December 31, 2015 and 2014, we had cash and cash equivalents of $15,814,205 and $19,396,845, respectively. The $3,582,640 decrease in cash and cash equivalents reflected net cash used in operating activities of $35,422,582, partially offset by cash provided by investing activities of $29,180,685, cash provided by financing activities of $1,823,517 and an exchange rate effect on cash which increased cash by $835,740.

Net cash used in operating activities of $35,422,582 resulted from $31,464,096 cash used in operations (net loss plus non-cash items) together with $3,958,486 cash used by the net change in operating assets and liabilities. Higher inventory and lower accounts payable, partially offset by lower accounts receivable, prepaid expenses and other assets and higher accrued expenses and other liabilities, were the main drivers behind the net cash used by the net change in operating assets and liabilities. The increase in inventory reflected new U.S. retail pharmacy business in 2015, replenishing FAD safety stock, the addition of Amnio inventory in 2015 upon receipt of our license to warehouse and distribute human tissue products, higher TCC stock levels to support anticipated growth and higher Medihoney inventory due to sales shortfalls related to Medicare reimbursement changes. Higher accrued expenses and other liabilities was principally driven by liabilities related to termination of our pharmaceutical development program and restructuring activities.

Net cash provided by investing activities of $29,180,685 included cash provided by the net sale of investments of $30,992,010, partially offset by cash used for capital expenditures of $1,811,325. The majority of the capital expenditures were made to upgrade and expand Canadian manufacturing capabilities, upgrading our St. Louis distribution facility to handle human tissue products and the purchase of computer equipment in connection with the upgrade of our U.S. and Canadian computer systems.

Net cash provided by financing activities of $1,823,517 included net proceeds of $1,992,463 from the exercise of warrants and stock options, partially offset by the payment of payroll withholding taxes related to stock compensation of $168,946 in connection with net share settlements.

Working capital decreased $31,756,566 at December 31, 2015 to $57,568,491 from $89,325,057 at December 31, 2014. This decrease principally reflected the net cash used in operating activities and capital expenditures, partially offset by the exercise of warrants and stock options, and the exchange rate effect on cash, which increased cash. We believe this level of working capital is sufficient to support our existing operations and product development needs for at least the next twelve months.

Contractual Obligations

Our cash requirements for minimum lease commitments under existing operating leases as of December 31, 2015 were as follows:

	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter

Operating leases	$4,780,531	$1,627,939	$2,352,603	$746,951	$53,038

Prospective Assessment

Our strategy for building the business is to continue to grow our higher margined AWC business segment while moving it to product contribution profitability. Our objective for the TWC business segment is to hold sales and product contribution profitability steady. We continue to work on our product pipeline to identify new products and product line extensions that are capable of contributing to future sales growth. The objective of our Operations’ team is to find ways to maintain or reduce the cost of our products while optimizing the efficiency and reliability of our global supply chain. Our goal is to hold selling, general and administrative expenses at or below inflation levels, in the absence of a significant change in our business. We will continue to evaluate accretive external opportunities to leverage our core capabilities for growth. Overall, our objective is to become cash flow positive from operating activities on a quarterly run rate basis by the end of 2016.

Our AWC product business segment has historically been the benefactor of most of our sales and marketing growth investment. In 2015, due to an assessment of existing and prospective operating performance, it was decided that the current AWC business model was not sustainable in its present form. While our AWC sales continue to grow at above average market rates, our underlying operating cost base was too high. In the fourth quarter of 2015, we restructured the AWC business with the objective of reducing the cost base in a manner designed to minimize its prospective impact on the business. Going forward, we feel as a result of this restructuring we have achieved a better balance between projected sales growth and the cost base required to support it, thus putting us in a better position to leverage prospective sales growth.

We will continue to nurture our TWC business segment utilizing the appropriate amount of human and financial resources to sustain it. Maintenance of this mostly commodity product oriented business segment represents a challenge for us as we compete in a very competitive marketplace. While this segment of our business represents a significant (albeit diminishing) percentage of our overall sales and realizes lower gross profit margins, it generates positive segment product contribution margin and cash flow. Our goal is to hold on to the sales and positive segment product contribution. Our strategy for the TWC business during the last two years has been to seek and nurture opportunities for the sale of private label wound care products to large U.S. retail pharmacy chains to replace lost business we have been experiencing due to industry consolidation.

We believe we have sufficient cash on hand to meet our objectives going forward. Principally through continued AWC segment growth and a stable TWC segment base, we expect the Company to be cash flow positive commencing in the fourth quarter of 2016, with continued improving financial performance thereafter. Our operating results during the period 2013 through 2015 included approximately $9.0 million of annual non-cash charges between equity-based compensation, intangible asset amortization and depreciation. Expectations are that this trend will continue, albeit at a slightly lower level. At December 31, 2015 we had $40.8 million of cash, cash equivalents and short-term investments on our balance sheet. Our working capital is in excellent shape and we do not anticipate any appreciable change other than in response to normal changes in the business. In addition, we have a long-term equity investment worth $16.1 million at December 31, 2015 with one of our major suppliers. While there is no plan to use this investment to fund our operations at this time, it does represent an additional source of capital, if needed. No significant capital expenditures are required over the foreseeable future. Significant discretionary capital spending, if any, will be evaluated based on its return on investment and the availability of funds. Should we achieve our prospective sales growth objectives, product license related milestone payments of up to $3.0 million in total are anticipated in the next two to four years. We have no debt and we anticipate only modest inflation related increases in our annual lease obligations going forward. Should the need for capital arise, sources of capital may be available to us through asset based lending using our receivables and inventory as collateral, the sale of equity and the sale of a portion of our business.

Our prospective objective is to build a profitable business by continuing to progress the growth of our higher margined AWC business and holding our TWC business steady. As needed, we will invest in our infrastructure to ensure we can continue to provide cost effective, quality products on time where needed. In addition, we will continue to evaluate accretive external opportunities to leverage our core competencies and capabilities for growth. Our plan is to use cash on hand and cash flow provided from operations to fund this objective.

With the cash, cash equivalents and short term investments on hand as of December 31, 2015, we anticipate having sufficient liquidity to meet our existing operating and product development needs for the next twelve months.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of December 31, 2015, except for operating leases entered into in the normal course of business, we had no off-balance sheet arrangements.

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

We provide our customers certain limited return rights and we have a formal returned goods policy that guides the disposition of returns with our customers. We accrue for sales returns and allowances and cash discounts monthly based on current sales and historical activity. We do not offer our customers price protection rights or concessions. Returns were less than 1% of gross sales in 2015, 2014 and 2013.

We continually monitor the factors that influence rebates and fees, returns and allowances, and other discounts and sales incentives and make adjustments as necessary.

Goodwill

At December 31, 2015, we had $13,457,693 of goodwill of which $6,337,967 related to the MedEfficiency acquisition in April 2012, $4,679,684 related to the First Aid Products acquisition in November 2007, and $2,440,042 related to the Western Medical acquisition in April 2006. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The assessment is performed using the two-step process required by accounting guidance relating to goodwill. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. For 2015 and 2014, the first step of our goodwill impairment test reflected a fair value in excess of the carrying value of our reporting units. Accordingly, we did not perform the second step of this test during these periods.

The cash generating unit level or reporting unit at which we test goodwill for impairment is the operating segment level. Products are allocated to each segment based on the nature and intended use of the product. The MedEfficiency goodwill is allocated to our advanced wound care segment and the First Aid Products and Western Medical goodwill to our traditional wound care segment.

For 2015 and 2014 and consistent with prior periods, we estimated the fair value of our segments predominantly using the “income approach,” where we use a discounted cash flow model (“DCF”) in preparing our goodwill impairment assessment. For 2015, we also considered the fair value of our segments based on “market approaches” which utilize comparable company multiples and merger and acquisitions. The income approach calculates fair value by estimating the after-tax cash flows attributable to a segment and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We utilize this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets.

Significant estimates used in the income approach fair value calculation include: (i) estimates of future revenue and expense growth; (ii) future estimated effective tax rates; (iii) future estimated capital expenditures; (iv) future required investments in working capital; (v) average cost of capital; and (vi) the terminal value of the reporting unit.

The amount and timing of future cash flows within our DCF analysis is based on our five year forecast. Beyond our five year forecast we assumed a terminal value to calculate the value of cash flows beyond the last projected period in our DCF analysis. Annual revenue growth rates in our DCF model reflect expected growth in our advanced and traditional wound care products. The weighted average cost of capital used to discount cash flows for the annual 2015 goodwill impairment test ranged from 15% to 23% dependent on respective business segment.

There have been no substantial changes to the methodology employed, significant assumptions or calculations applied in the first step of the goodwill impairment test over the past several years.

The market price of the Company’s common stock has been subject to volatility over the past several months due to overall market conditions and Company events that have taken place. In November 2015, the Company terminated its pharmaceutical development operations (see Note 3 to the Company’s consolidated financial statements) and in December 2015, it announced the implementation of a restructuring plan and the departure of its Chief Executive Officer (see Note 4 to the Company’s consolidated financial statements). As of December 31, 2015, the Company’s carrying value was $98.4 million, or $3.80 per share of outstanding common stock and the Company’s market value was $118.3 million, or $4.57 per share of outstanding common stock based on the closing trading price on such date. Since January 7, 2016 through March 14, 2016, the market price of the Company’s common stock has declined and has traded in a range of $2.85 to $3.91, and has generally been below our carrying value of $3.80 as of December 31, 2015, and as such, is indicative of a possible impairment. Consequently, if our stock price remains at such levels or decreases further our goodwill may be determined to be impaired and the Company would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations, and potentially the Company’s stock price.

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

Stock-Based Compensation

We record compensation expense associated with stock options and other equity-based compensation based on the fair value at the grant date, amortized over the requisite service and performance periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model for service and performance based awards. We use the quoted market price for service and performance-based restricted share units and binomial/lattice option pricing model for market based awards. Significant judgment and the use of estimates to value the equity-based compensation, particularly surrounding Black-Scholes or binomial/lattice pricing model assumptions such as stock price volatility and expected option lives are made.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We have investments in certificates of deposit with maturities of up to one year. It is our intention to hold these investments to maturity and therefore we have no exposure to fluctuations in interest rates. Interest earned on these investments is immaterial. Based on the absence of any term loan borrowings as of December 31, 2015, a 50 basis point fluctuation in short-term interest rates would have no impact on our expected pre-tax income on an annual basis.

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

Foreign Exchange Risk

In 2015, we generated approximately 78% of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has their own functional currencies. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Exchange gains and losses are recognized as incurred in our Consolidated Statement of Comprehensive Loss, which historically have not been material. Fluctuations in exchange rates affect our results of operations, financial position and cash flows. We currently do not hedge our exposure to fluctuations in exchange rates.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Derma Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Derma Sciences, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Derma Sciences, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Derma Sciences Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia,Pennsylvania
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Derma Sciences, Inc.:

We have audited Derma Sciences, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Derma Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Derma Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Derma Sciences, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2016

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
ASSETS	2015	2014*
Current Assets
Cash and cash equivalents	$15,814,205	$19,396,845
Short-term investments	25,003,990	55,996,000
Accounts receivable, net	8,145,589	8,758,034
Inventories	20,690,706	13,280,940
Prepaid expenses and other current assets	1,449,407	2,590,211
Assets of discontinued operations	-	814,277
Total current assets	71,103,897	100,836,307
Long-term equity investment	16,110,178	8,422,790
Equipment and improvements, net	4,129,208	3,614,439
Identifiable intangible assets, net	9,831,245	12,815,504
Goodwill	13,457,693	13,457,693
Other assets	147,934	143,733
Total Assets	$114,780,155	$139,290,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,473,056	$3,675,940
Accrued expenses and other current liabilities	6,691,340	5,522,853
Liabilities of discontinued operations	4,371,010	2,312,457
Total current liabilities	13,535,406	11,511,250
Long-term liabilities	1,014,378	521,358
Deferred tax liability	1,804,516	1,693,194
Total Liabilities	16,354,300	13,725,802

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; 1,468,750 shares authorized; issued and outstanding 73,332 at December 31, 2015 and December 31, 2014 (liquidation preference of $3,222,368 at December 31, 2015)	733	733
Common stock, $.01 par value; 50,000,000 shares authorized; issued and outstanding 25,876,870 at December 31, 2015 and 25,319,203 at December 31, 2014	258,769	253,192
Additional paid-in capital	234,943,291	228,341,542
Accumulated other comprehensive income	5,272,908	911,563
Accumulated deficit	(142,049,846)	(103,942,366)
Total Stockholders’ Equity	98,425,855	125,564,664
Total Liabilities and Stockholders’ Equity	$114,780,155	$139,290,466

* Reclassified for discontinued operations. See Note 3.

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,
	2015	2014*	2013*
Net Sales	$84,474,284	$83,745,680	$79,710,980
Cost of sales	51,740,109	53,635,745	50,320,506
Gross Profit	32,734,175	30,109,935	29,390,474
Operating expenses
Selling, general and administrative	51,430,091	50,846,895	41,945,599
Research and development	807,128	440,246	-
Restructuring and other charges	2,458,555	-	-
Total operating expenses	54,695,774	51,287,141	41,945,599
Operating loss	(21,961,599)	(21,177,206)	(12,555,125)
Other expense (income), net	649,779	(181,543)	(185,740)
Loss from continuing operations before income taxes	(22,611,378)	(20,995,663)	(12,369,385)
Income tax (benefit) provision	(2,244,715)	(151,048)	160,111
Net Loss from Continuing Operations	(20,366,663)	(20,844,615)	(12,529,496)
Discontinued Operations
Loss from discontinued operations, net of taxes	(17,740,817)	(18,926,940)	(11,434,557)
Net Loss	$(38,107,480)	$(39,771,555)	$(23,964,053)
Net loss per common share – basic and diluted
Continuing operations	$(0.79)	$(0.85)	$(0.73)
Discontinued operations	(0.69)	(0.77)	(0.67)
Total net loss per common share – basic and diluted	$(1.48)	$(1.62)	$(1.40)
Shares used in computing net loss per common share – basic and diluted	25,734,474	24,584,071	17,056,632

* Reclassified for discontinued operations. See Note 3.

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2015	2014	2013
Net Loss	$(38,107,480)	$(39,771,555)	$(23,964,053)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(445,360)	(216,710)	(370,880)
Unrealized gain (loss) on equity securities, net of taxes of $2,880,683, $28,832 and $0	4,806,705	48,125	(137,860)
Total other comprehensive income (loss)	4,361,345	(168,585)	(508,740)
Comprehensive Loss	$(33,746,135)	$(39,940,140)	$(24,472,793)

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2013	73,332	$733	16,524,723	$165,247	$132,163,083	$1,588,888	$(40,206,758)	$93,711,193
Net loss	-	-	-	-	-	-	(23,964,053)	(23,964,053)
Foreign currency translation adjustment	-	-	-	-	-	(370,880)	-	(370,880)
Unrealized loss on investment	-	-	-	-	-	(137,860)	-	(137,860)
Shares withheld for minimum payroll taxes	-	-	-	-	(228,149)	-	-	(228,149)
Exercise of warrants and options, net of issuance costs of $45,368	-	-	556,855	5,568	2,811,433	-	-	2,817,001
Vesting of restricted stock units	-	-	120,957	1,210	(1,210)	-	-	-
Issuance of common stock	-	-	4,450	45	(45))	-	-	-
Stock-based compensation	-	-	-	-	5,320,896	-	-	5,320,896
Preferred stock reset (Note 11)	-	-	140,086	1,401	(1,401)	-	-	-
Balance, December 31, 2013	73,332	733	17,347,071	173,471	140,064,607	1,080,148	(64,170,811)	77,148,148
Net loss	-	-	-	-	-	-	(39,771,555)	(39,771,555)
Foreign currency translation adjustment	-	-	-	-	-	(216,710)	-	(216,710)
Unrealized gain on investment, net of taxes of $28,832	-	-	-	-	-	48,125	-	48,125
Shares withheld for minimum payroll taxes	-	-	-	-	(300,070)	-	-	(300,070)
Exercise of warrants and options, net of issuance costs of $7,500	-	-	351,651	3,516	2,267,198	-	-	2,270,714
Vesting of restricted stock units	-	-	119,084	1,191	(1,191)	-	-	-
Issuance of common stock, net of issuance costs of $5,633,968	-	-	7,500,000	75,000	80,541,032	-	-	80,616,032
Stock-based compensation	-	-	-	-	5,640,230	-	-	5,640,230
Issuance of a warrant	-	-	-	-	129,750	-	-	129,750
Preferred stock reset (Note 11)	-	-	1,397	14	(14)	-	-	-
Balance, December 31, 2014	73,332	733	25,319,203	253,192	228,341,542	911,563	(103,942,366)	125,564,664
Net loss	-	-	-	-	-	-	(38,107,480)	(38,107,480)
Foreign currency translation adjustment	-	-	-	-	-	(445,360)	-	(445,360)
Unrealized gain on investment, net of taxes of $2,880,683	-	-	-	-	-	4,806,705	-	4,806,705
Shares withheld for minimum payroll taxes	-	-	-	-	(168,946)	-	-	(168,946)
Exercise of warrants and options, net of issuance costs of $188	-	-	404,187	4,042	1,988,421	-	-	1,992,463
Vesting of restricted stock units	-	-	153,480	1,535	(1,535)	-	-	-
Stock-based compensation	-	-	-	-	4,783,809	-	-	4,783,809
Balance, December 31, 2015	73,332	$733	25,876,870	$258,769	$234,943,291	$5,272,908	$(142,049,846)	$98,425,855

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
Operating Activities
Net loss	$(38,107,480)	$(39,771,555)	$(23,964,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment and improvements	926,225	868,052	878,151
Amortization of identifiable intangible assets	2,984,259	3,075,244	2,842,885
Provision for bad debts	30,111	67,702	43,930
Provision for sales adjustments	221,244	34,508	38,257
Provision for inventory obsolescence	461,668	83,848	7,317
Loss on disposal of equipment	42,797	7,549	11,917
Deferred rent	(80,733)	288,812	(13,215)
Stock-based compensation	4,783,809	5,640,230	5,320,896
Deferred income taxes	(2,725,996)	14,905	132,156
Changes in operating assets and liabilities:
Accounts receivable	324,230	(1,437,555)	(266,828)
Inventories	(9,080,112)	2,613,940	(3,042,090)
Prepaid expenses and other assets	1,836,829	224,941	(666,865)
Accounts payable	(1,642,479)	679,922	574,347
Accrued expenses and other liabilities	4,603,046	1,602,319	901,038
Net cash used in operating activities	(35,422,582)	(26,007,138)	(17,202,157)
Investing Activities
Purchase of investments	(55,004,220)	(91,483,693)	(33,723,000)
Proceeds from sale of investments	85,996,230	50,478,000	14,477,000
Purchase of equipment and improvements	(1,811,325)	(1,732,523)	(695,776)
Purchase of intangible assets	-	(1,125,000)	(350,000)
Net cash provided by (used in) investing activities	29,180,685	(43,863,216)	(20,291,776)
Financing Activities
Proceeds from the sale of common stock, net of costs	-	80,616,032	-
Proceeds from exercise of stock options and warrants, net of costs	1,992,463	2,270,714	2,817,001
Payment of withholding taxes related to employee stock compensation	(168,946)	(300,070)	(228,149)
Net cash provided by financing activities	1,823,517	82,586,676	2,588,852
Effect of exchange rate changes on cash	835,740	178,937	(209,990)
Net (decrease) increase in cash and cash equivalents	(3,582,640)	12,895,259	(35,115,071)
Cash and cash equivalents
Beginning of year	19,396,845	6,501,586	41,616,657
End of year	$15,814,205	$19,396,845	$6,501,586
Supplemental disclosures of cash flow information:

Issuance of a warrant in connection with licensing agreement	$-	$129,750	$-
Acquisition of equipment and improvements by increasing
accounts payable	$114,289	$-	$-

Cash paid during the year for:
Interest	$189	$7,785	$893
Taxes	$17,553	$80,940	$-

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1.	Description of Business

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a medical device company focused on two segments of the wound care marketplace: advanced wound care and traditional wound care products. The Company markets its products principally through direct sales representatives in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), and through independent distributors within other select international markets. The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Houston, Texas. The Company utilizes third party distributors for distribution in Canada, Europe, Latin America, Asia and the Pacific. The Company has manufacturing facilities in Toronto, Canada and Nantong, China.

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

Foreign Currency Translation – Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates during the period. Translation adjustments are reported as a component of stockholders’ equity in accumulated other comprehensive income. For the Company’s foreign subsidiaries, exchange rate fluctuations on foreign currency denominated assets and liabilities other than the functional currency resulted in expense (income) for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in the Consolidated Statement of Operations as follows:

	2015	2014	2013
Cost of sales	$(697,105)	$421,525	$57,894
Other expense (income), net	977,419	(13,537)	(198,615)

Total	$280,314	$407,988	$(140,721)

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Customer and Vendor Concentrations – In 2015, 2014 and 2013 the Company had a major Canadian customer comprising 11%, 14% and 14%, respectively, of consolidated net sales. Due to outstanding rebate obligations, the Company was in a net liability position to this customer at December 31, 2015. The Company purchases critical components of its products from sole-supply vendors, and if these vendors are unable or unwilling to supply the required components there could be a material adverse effect on the Company’s business, as well as its financial condition and results of operations. Sales of these products represented 38%, 32% and 29% of total sales for the years ended December 31, 2015, 2014 and 2013, respectively.

Discontinued Operations – The Company follows the standards outlined in Financial Accounting Standards Board Accounting Standards Codification Topic 205-20, Presentation of Financial Statements -Discontinued Operations in reporting discontinued operations. The standards require that an entity report as a discontinued operation a component of an entity that has been abandoned and represents a strategic shift in operations that has a major effect on its operations and the financial results. See Note 3 for information on the Company’s discontinued operations.

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

Fair Value of Financial Instruments – The carrying value of cash equivalents, accounts receivable, investments, and accounts payable reported in the consolidated balance sheets equal or approximate fair value due to their short term nature or in the case of investments in equity securities, they are carried at fair value.

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

Goodwill – The Company tests goodwill for impairment using a two-step process. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis or other generally accepted valuation methodologies to complete the first step in this process. If the first step indicates an impairment, i.e. when the carrying value exceeds the fair value, then the second step is required to determine the implied fair value of goodwill. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination. The allocation is to be performed as if the reporting unit had just been acquired and the fair value of the unit was the purchase price. The goodwill impairment equals the carrying value of goodwill less the implied fair value of goodwill. The Company performs its goodwill impairment test as of December 31st of each year, or more frequently if impairment indicators are present.

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. In 2015, 2014 and 2013, the Company had no unrecognized tax benefits or liabilities, and no adjustment to its financial position, results of operations or cash flows were required. The Company records interest and penalties related to tax matters within other expense (income), net on the accompanying Consolidated Statements of Operations. These amounts are not material to the consolidated financial statements for the periods presented. The Company’s U.S. tax returns are subject to examination by federal and state taxing authorities. Tax years prior to 2012 are no longer subject to federal examination. However, the Company's federal net operating losses for tax years 2001 through 2011 will remain subject to examination until the losses are utilized or expire. State tax years 2011 to 2015 remain open to examination by the various state jurisdictions in which the Company is subject to tax. Tax years prior to 2006, as well as the 2007 tax year, are no longer subject to examination in Canada. The U.K. tax returns prior to 2013 are no longer subject to examination.

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

Advertising and Promotion Costs – Advertising and promotion costs from continuing operations are charged to expense as incurred and were $3,990,571, $3,531,561 and $3,082,221 in 2015, 2014 and 2013, respectively.

Royalties – The Company recognizes royalty expenses associated with the products sold at the time the related sale occurs and records them as a component of cost of sales. Royalty expense from continuing operations for the years ended December 31, 2015, 2014 and 2013 was $2,185,161, $1,853,187 and $1,741,742, respectively.

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted share units in the weighted average number of common shares outstanding for a period, if dilutive. The effects of convertible preferred stock are determined using the if converted method. The effects of the assumed exercise of warrants and stock options, and restricted share units, are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the years ended December 31, 2015, 2014 and 2013 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Potentially dilutive shares excluded as a result of the effects being anti-dilutive are as follows:

	Year Ended December 31,
	2015	2014	2013
Excluded dilutive shares:
Convertible preferred stock	73,332	73,332	73,332
Additional stock issuable related
to conversion of preferred stock	49,782	49,782	49,154
Restricted share units	152,750	651,883	720,550
Stock options	2,301,760	2,166,959	1,814,233
Warrants	1,755,330	2,089,084	2,305,272

Total dilutive shares	4,332,954	5,031,040	4,962,541

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 which defers the effective date of ASU No. 2014-09 until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software. The standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015 for public business entities. Early adoption is permitted. The ASU will have an immaterial effect on the Company’s financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity that uses the first in first out method for inventory to report inventory cost at the lower of cost or net realizable value versus the current measurement principle of lower of cost or market. The ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-11 may have on its consolidated financial statements and related disclosures. The ASU will have an immaterial effect on the Company’s financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as non-current in a classified statement of financial position. The ASU requires prospective adoption for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company retroactively implemented this ASU in 2015 effective January 1, 2014. The effect on the Company’s financial position at December 31, 2014 was to reclassify a net deferred tax asset of $7,446 from prepaid expenses and other current assets to deferred tax liability in the Consolidated Balance Sheet.

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Equity Investments and Financial Liabilities, which changes the income statement impact of equity investments held by an entity, as well as the recognition of changes in fair value of financial liabilities when the fair value option is elected. The standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities. Early adoption is not permitted for the provision related to equity investments. After the Company adopts this ASU for the year beginning January 1, 2018, any change in the fair value of the Company’s equity investments will be included in other expense (income), net in the Consolidated Statement of Operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

3.	Discontinued Operations

Effective November 12, 2015, the Company approved a plan to terminate its Phase 3 Aclerastide (DSC127) clinical program for diabetic foot ulcer healing. This action was based on futility determinations emanating out of the planned, pre-specified interim analyses of trial data conducted by the program’s independent Data Monitoring Committee (“DMC”). The decision to end the studies followed the recommendation by the DMC to stop the trials. Based on this recommendation, the Company initiated an orderly termination of all its existing pharmaceutical development activities, comprised of the diabetic foot ulcer healing program and two other programs utilizing the DSC127 compound for other therapeutic indications. As a result of these actions, the Company’s pharmaceutical development activities have been reported as discontinued operations in the Company’s Consolidated Financial Statements. Amounts previously reported in the Pharmaceutical Wound Care segment have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations. Included in the loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2015 are non-cash depreciation charges of $628. There were no non-cash charges in prior years.

At December 31, 2015, the Company had $4,371,010 of unpaid severance, cancellation and closure costs included in liabilities of discontinued operations on the Consolidated Balance Sheet.

4.	Restructuring and Other Charges

During the fourth quarter of 2015, the Company implemented a plan to reduce its cost structure in consideration of prospective market expectations for the business, coupled with the decision to move the business towards positive cash flow and profitability as soon as feasibly possible. The restructuring plan included the elimination of 39 positions and certain other non-employee discretionary costs. The Company incurred severance charges from continuing operations of $952,534 associated with the elimination of the positions.

Effective December 21, 2015, the Company’s Chairman of the Board, President and Chief Executive Officer (the “CEO”) departed from the Company. On February 26, 2016, the former CEO also resigned from the Company’s Board of Directors. While a national recruiting search for a permanent CEO is in process, the former lead director of the Company has assumed the role of Executive Chairman and Interim CEO.

The Company incurred compensation and other benefit severance charges of $1,506,021, including $114,573 of stock-based compensation (see Note 11), associated with the CEO’s departure. The payments are payable over a two year period.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Liabilities related to restructuring and other charges during 2015 are as follows:

	CEO	Other Employees	Total

Balance, January 1, 2015	$-	$-	$-

Charges during period	1,391,448	952,534	2,343,982
Payments during period	(139,343)	(125,602)	(264,945)

Balance, December 31, 2015	$1,252,105	$826,932	$2,079,037

Less current portion	(665,182)	(826,932)	(1,492,114)

Long term portion	$586,923	$-	$586,923

5.	Cash and Cash Equivalents and Investments

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

Investment in equity securities

In 2013 and 2014, the Company purchased an aggregate 2,802,277 shares of Comvita Limited (“Comvita”) common stock for $8,483,693. In conjunction with this investment, the Company’s former chairman and chief executive officer was named to Comvita’s board of directors. At December 31, 2015, the 2,802,277 shares of Comvita common stock owned by the Company represented approximately 7.0% of Comvita’s outstanding shares.

The investment in Comvita common stock is classified as an available-for-sale equity investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other expense (income), net in the Consolidated Statement of Operations. The investment is classified as a long term asset because the Company intends to hold the investment longer than 12 months from the balance sheet date. As of December 31, 2015, the fair value of the Comvita common stock was $16,110,178 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative increase in fair value from cost of $7,626,485 has been recorded in accumulated other comprehensive income, net of taxes. For the years ended December 31, 2015, 2014, and 2013 the Company received a dividend of $288,769, $226,318, and $75,421 respectively, net of taxes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Cash and cash equivalents and investments at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014

Cash	$10,784,522	$7,665,958
Cash equivalents	5,029,683	11,730,887
Cash and cash equivalents	15,814,205	19,396,845

Investments in debt securities	25,003,990	55,996,000
Investment in equity securities	16,110,178	8,422,790
Total investments	41,114,168	64,418,790

Total cash and cash equivalents and investments	$56,928,373	$83,815,635

The following table provides fair value information as of December 31, 2015:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$15,814,205	$15,814,205	$-	$-

Investments in debt securities	25,003,990	25,003,990	-	-
Investment in equity securities	16,110,178	16,110,178	-	-

Total investments	41,114,168	41,114,168	-	-

Total	$56,928,373	$56,928,373	$-	$-

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

6.	Accounts Receivable, net

Accounts receivable, net includes the following:

		December 31,
		2015	2014
Accounts receivable		$8,850,116	$9,289,239
Less:	Allowance for doubtful accounts	(140,093)	(136,995)
	Allowance for trade rebates	(403,373)	(257,815)
	Allowance for cash discounts and returns	(161,061)	(136,395)

Accounts receivable, net		$8,145,589	$8,758,034

7.	Inventories

Inventories include the following:

	December 31,
	2015	2014
Finished goods	$15,347,592	$8,386,356
Work in process	346,233	838,679
Packaging materials	1,152,993	1,343,927
Raw materials	3,843,888	2,711,978

Total inventory	$20,690,706	$13,280,940

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

8.	Equipment and Improvements, net

Equipment and improvements, net include the following:

	December 31,
	2015	2014
Machinery and equipment	$7,872,773	$7,306,132
Furniture and fixtures	1,343,009	1,220,799
Leasehold improvements	2,547,967	2,769,371

Total equipment and improvements, gross	11,763,749	11,296,302
Less: accumulated depreciation	(7,634,541)	(7,681,863)

Total equipment and improvements, net	$4,129,208	$3,614,439

9.	Identifiable Intangible Assets, net

Costs of identifiable intangible assets associated with previous acquisitions, as well as payments in connection with obtaining product license rights, are included as identifiable intangible assets. See Note 16 for product license rights agreements.

Identifiable intangible assets, net include the following:

	December 31,		Amortization Period
	2015	2014

Product license rights	$9,346,876	$9,346,876	6-10 years
Developed technology and supply agreements	7,700,000	7,700,000	5-7 years
Other	6,400,000	6,400,000	5-13 years

Total identifiable intangible assets, gross	23,446,876	23,446,876
Less: accumulated amortization	(13,615,631)	(10,631,372)

Total identifiable intangible assets, net	$9,831,245	$12,815,504

During the years ended December 31, 2015, 2014 and 2013, amortization expense was recorded as follows:

	2015	2014	2013

Cost of sales	$2,209,259	$2,300,244	$2,009,472
Selling, general and administrative expenses	775,000	775,000	833,413

Total amortization expense	$2,984,259	$3,075,244	$2,842,885

Amortization expense for product license rights and developed technology and supply agreements is included as a component of cost of sales and amortization of other identifiable intangible assets is included in selling, general and administrative expense in the Consolidated Statement of Operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Amortization expense for 2015, 2014 and 2013 and estimated amounts thereafter by year are as follows:

	Product License Rights	Developed Technology and Supply Agreements	Other	Total
Amortization expense for the year ended December 31, 2015	$1,103,544	$1,105,715	$775,000	$2,984,259
Weighted Average Remaining Useful Life	4.2	3.3	2.0	3.3
Amortization expense for the year ended December 31, 2014	$1,194,529	$1,105,715	$775,000	$3,075,244
Amortization expense for the year ended December 31, 2013	$908,758	$1,100,714	$833,413	$2,842,885
Estimated amortization expense for years ending December 31,

2016	$1,104,213	$1,105,715	$626,250	$2,836,178
2017	1,104,213	1,105,715	281,667	2,491,595
2018	1,104,213	1,025,296	165,000	2,294,509
2019	1,017,534	382,084	165,000	1,564,618
2020	315,151	-	165,000	480,151
Thereafter	32,887	-	131,307	164,194

Total	$4,678,211	$3,618,810	$1,534,224	$9,831,245

10.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities include the following:

	December 31,
	2015	2014

Accrued compensation and related taxes	$2,390,855	$2,845,250
Liabilities related to restructuring (Note 4)	2,079,037	-
Accrued sales incentives and other fees	613,186	557,918
Accrued royalties	444,563	463,823
Accrued Canadian sales rebate, net (Note 16)	237,141	633,162
Other	1,940,936	1,544,058

Total accrued expenses and other liabilities	$7,705,718	$6,044,211

Less current portion	(6,691,340)	(5,522,853)

Long term liabilities	$1,014,378	$521,358

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

At December 31, 2015 and 2014, the amount of the Canadian accrued sales rebate and other reserves exceeded the amount of the underlying trade receivables outstanding. The net credit balance in trade receivables was reclassified for financial reporting purposes to accrued expense to recognize it as a net liability.

11.	Stockholders’ Equity

Preferred Stock

There are 18,598 shares of series A convertible preferred stock outstanding at December 31, 2015. The series A preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $32.00 per share, votes as a class on matters affecting the series A preferred stock and has voting rights identical to the common stock on all other matters.

There are 54,734 shares of series B convertible preferred stock outstanding at December 31, 2015. The series B preferred stock is convertible into common stock on a one-for-one basis, bears no dividend, has a liquidation preference of $48.00 per share, votes as a class on matters affecting the series B preferred stock and has voting rights identical to the common stock on all other matters.

The certificates of designations, voting powers, preferences and rights of the Company’s series A and B convertible preferred stock provide, among other items, that the 1:1 preferred stock to common stock conversion ratio will be adjusted as of the closing date of any offering of common stock issued at less than the prevailing market price. In the event the market price exceeds the offering price of the common stock, the conversion ratios of any series of preferred stock then outstanding are to be adjusted in accordance with a prescribed formula.

Subsequent to the issuances of the preferred stock, the Company has undertaken a number of common stock offerings that impact the above described adjustments to the preferred stock conversion ratios. As of December 31, 2015, current series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price. In 2014 and 2013, the Company issued 1,397 and 140,086 common shares to prior holders of the preferred stock based on the adjustment of the conversion ratios, respectively.

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

Common Stock

During 2015, the Company issued 557,667 shares of common stock consisting of: 404,187 shares upon the exercise of stock purchase warrants and options for which the Company received $1,992,463; and 153,480 shares in connection with the vesting of 185,038 restricted share units, net of shares withheld for payment of withholding taxes.

On June 6, 2014, the Company amended its Certificate of Incorporation to reflect an increase in the number of authorized shares of common stock. On May 20, 2014, stockholders of the Company approved the proposal to increase the number of authorized shares of common stock from 35,000,000 to 50,000,000.

On January 29, 2014, the Company raised $80,616,032 (net of $5,633,968 in commission and other offering expenses) from the sale of 7,500,000 shares of the Company’s common stock at $11.50 per share. The Company used the net proceeds from the offering for the development of its now terminated pharmaceutical product DSC127, for sales force expansion and for general corporate purposes.

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

Stock Purchase Warrants

At December 31, 2015, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date

R	1,705,330	$9.90	June 22, 2016
S	50,000	$11.81	January 14, 2019
Total	1,755,330

During 2015, a total of 326,933 warrants were exercised on a for cash basis consisting of 133,333 Series Q, 100,000 Series N and 93,600 Series O warrants. In 2014, a total of 266,188 warrants were exercised on a for cash and cashless basis consisting of 132,666 Series O, 127,272 Series R and 6,250 Series L warrants. A total of 264,611 shares of common stock were issued in connection with the 2014 warrant exercises. Additionally, in 2014, a total of 50,000 Series S warrants were forfeited. In 2013, a total of 624,882 warrants were exercised on a for cash and cashless basis consisting of 367,814 Series K, 200,893 Series J, 53,667 Series O and 2,508 Series P warrants. A total of 421,465 shares of common stock were issued in connection with the 2013 warrant exercises.

Equity Based Compensation

Under the Derma Sciences, Inc. 2012 Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue 6,000,000 shares of common stock. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At December 31, 2015, options to purchase 2,301,760 shares and 152,750 restricted share units were issued and outstanding under the EIP Plan and 2,420,248 shares were available for grant.

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

For the years ended December 31, 2015, 2014 and 2013, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013

Risk-free interest rate	1.63%	1.79%	1.22%
Volatility factor	46.1%	63.2%	69.9%
Dividend yield	0%	0%	0%
Expected option life (years)	5.81	5.79	6.14

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A summary of the Company’s stock option activity and related information for the years ended December 31, 2015, 2014 and 2013 follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding – January 1, 2013	1,639,985	$6.38

Granted	421,480	$12.14
Forfeited	(36,878)	$10.99
Exercised	(184,824)	$5.50
Expired	(25,530)	$13.16

Outstanding – December 31, 2013	1,814,233	$7.67	6.4 years

Granted	637,383	$12.98
Forfeited	(116,765)	$12.48
Exercised	(145,053)	$6.42
Expired	(22,839)	$10.70

Outstanding – December 31, 2014	2,166,959	$9.03	6.5 years

Granted	609,090	$8.54
Forfeited	(280,302)	$9.96
Exercised	(129,018)	$4.19
Expired	(64,969)	$9.87

Outstanding – December 31, 2015	2,301,760	$9.04	6.5 years

Exercisable at December 31, 2015	1,855,931	$8.65

Expected to vest at December 31, 2015	2,278,742	$9.07

During 2015, the Company granted 451,090 service-based options and 158,000 performance-based options to Company employees, directors and consultants. In 2014, the Company granted 452,057 service-based options and 185,326 performance-based options to Company employees, directors and consultants. In 2013, the Company granted 300,880 service-based options and 120,600 performance-based options to Company employees, directors and consultants. The weighted average fair value per share of options granted during the years ended December 31, 2015, 2014 and 2013 was $3.82, $7.63 and $8.30, respectively.

In 2015, 129,018 stock options were exercised on a for cash and cashless basis for which 77,254 shares of common stock were issued. In 2014, 145,053 stock options were exercised on a for cash and cashless basis for which a total of 87,040 shares of common stock were issued. In 2013, 184,824 stock options were exercised on a for cash and cashless basis for which a total of 135,390 shares of common stock were issued. The Company received cash proceeds of $119,520, $288,553 and $407,198 during 2015, 2014 and 2013, respectively, in connection with the stock option exercises. The intrinsic value of options exercised in 2015, 2014 and 2013 was $519,604, $684,060 and $1,286,818, respectively.

The aggregate intrinsic value of outstanding and exercisable stock options was $182,230 and $179,126, respectively, at December 31, 2015. The intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the year of $4.57 and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all exercised their options on December 31, 2015.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

During the years ended December 31, 2015, 2014, and 2013 stock option compensation expense was recorded as follows:

	2015	2014	2013

Cost of sales	$168,800	$178,899	$95,726
Selling, general and administrative expenses	2,004,268	2,625,129	2,087,827
Discontinued operations	37,397	194,427	165,581

Total stock option compensation expense	$2,210,465	$2,998,455	$2,349,134

As of December 31, 2015, there was $1,670,237 of unrecognized compensation cost related to non-vested service based awards granted under the plan. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 1.5 years. There was no unrecognized compensation cost related to non-vested performance based awards at December 31, 2015.

Restricted Share Units

The Company has issued service, performance and market based restricted share units to employees and directors of the Company. Expense for restricted share awards is amortized on a straight-line basis over the awards’ vesting period.

The following table summarizes the restricted share unit activity for the years ended December 31, 2015, 2014 and 2013:

	Number of Units	Weighted Average Fair Value
Unvested – January 1, 2013	786,900	$8.78

Granted	79,300	$13.65
Vested	(145,650)	$10.18

Unvested – December 31, 2013	720,550	$9.03

Granted	101,100	$10.05
Vested	(148,050)	$11.86
Cancelled	(21,717)	$12.78

Unvested – December 31, 2014	651,883	$8.47

Granted	124,500	$7.39
Vested	(185,038)	$10.43
Cancelled	(438,595)	$7.30

Unvested – December 31, 2015	152,750	$8.59

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In connection with the vesting of restricted share unit awards during the year ended December 31, 2015, 31,558 common stock shares with a fair value of $168,946 were withheld in satisfaction of employee tax withholding obligations. In connection with the vesting of restricted share unit awards during the year ended December 31, 2014, 28,966 common stock shares with a fair value of $300,070 were withheld in satisfaction of employee tax withholding obligations. In connection with the vesting of restricted share unit awards during the year ended December 31, 2013, 24,693 common stock shares with a fair value of $228,149 were withheld in satisfaction of employee tax withholding obligations.

During 2015, 2014 and 2013, restricted share unit compensation expense was $2,388,101, $2,593,239 and $2,634,340, respectively, and included in selling, general and administrative expense.

As of December 31, 2015, the intrinsic value of the non-vested awards was $698,068 and there was $811,850 of unrecognized compensation cost related to unvested restricted share unit awards. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 0.58 years.

In December 2015, in consideration of prior service to the Company, the Company accelerated the vesting of all unvested stock options and restricted share units of the departing CEO. An additional $114,573 of stock compensation expense was recognized during 2015 and included in restructuring and other charges in the Consolidated Statement of Operations.

In May of 2015, in consideration of prior service to the Company, the Company granted a retiring director 15,000 stock options, accelerated the vesting of his unvested stock options and restricted share units, and extended the expiration date of his vested stock options from 90 days from his retirement date to the earlier of (i) 36 months from his retirement date or (ii) the awards’ original expiration date. An additional $70,670 of stock-based compensation was recognized during 2015 and included in selling, general and administrative expense in connection with the retirement.

In 2014, in consideration of prior service to the Company, the Company accelerated the vesting of stock options and the restricted share units scheduled to vest in 2014 of a retiring director and extended the date to exercise vested stock options to 24 months (versus 90 days) from the date of retirement. An additional $48,536 of stock-based compensation expense was recognized during 2014 and included in selling, general and administrative expense in connection with the retirement.

In 2013, in consideration of prior service to the Company, a retiring director received 5,000 restricted share units, accelerated vesting of any unvested stock options and restricted share units and extended the date to exercise vested stock options to the earlier of 36 months or the awards original expiration date (versus 90 days) from the date of the retirement. Also, during 2013, the Company granted 4,450 shares of common stock to a former director for consulting services. An additional $337,422 of stock-based compensation expense was recognized during 2013 and included in selling, general and administrative expense in connection with these activities.

Shares Reserved for Future Issuance

At December 31, 2015, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred shares (Series A – B)	73,332
Additional stock issuable related to conversion of
preferred stock	49,782
Common stock options outstanding	2,301,760
Common stock warrants outstanding	1,755,330
Restricted share units outstanding	152,750
Common stock equivalents available for grant	2,420,248
Total common stock shares reserved	6,753,202

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

12.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of December 31, 2015, 2014 and 2013 was as follows:

	Foreign Currency Translation Adjustments	Unrealized (loss) gain on equity securities, net of taxes	Total
Balance at January 1, 2013	$1,588,888	$-	$1,588,888

Current period - other comprehensive loss	(370,880)	(137,860)	(508,740)

Balance at December 31, 2013	1,218,008	(137,860)	1,080,148

Current period - other comprehensive (loss) income	(216,710)	48,125	(168,585)

Balance at December 31, 2014	1,001,298	(89,735)	911,563

Current period - other comprehensive (loss) income	(445,360)	4,806,705	4,361,345

Balance at December 31, 2015	$555,938	$4,716,970	$5,272,908

13.	Operating Segments

The Company operates in two segments: advanced wound care and traditional wound care products. They are managed separately as each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated dressings, devices and skin substitutes designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity related dressings, ointments, gauze bandages, adhesive bandages, wound closure strips, catheter fasteners and skin care products.

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

Each operating segment is managed at the segment contribution level consisting of gross profit minus direct expense consisting of distribution, marketing, sales, research and development and intangible amortization expenses. Expenses are allocated directly by segment to the extent possible. Expenses common to both operating segments are allocated consistently using activity based assumptions. The aggregation or allocation of indirect expenses by segment is not practical.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Operating segment sales, gross profit, segment contribution and other related information for 2015, 2014 and 2013 from continuing operations are as follows:

	Year Ended December 31, 2015
	Advanced Wound Care	Traditional Wound Care	Other	Total Company
Net sales	$41,782,144	$42,692,140	$-	$84,474,284
Gross profit	21,040,514	11,693,661	-	32,734,175
Direct expense	(32,684,540)	(5,156,199)	-	(37,840,739)
Segment contribution	$(11,644,026)	$6,537,462	-	(5,106,564)
Indirect expenses			$(15,260,099)	(15,260,099)

Net loss from continuing operations				$(20,366,663)

Restructuring and
other charges	$722,810	$105,075	$1,630,670	$2,458,555
Depreciation	$512,862	$223,102	$189,633	$925,597
Amortization	$2,699,259	$285,000	$-	$2,984,259
Capital expenditures	$1,475,994	$75,441	$259,890	$1,811,325

As of December 31, 2015

Equipment and
improvements, net	$2,649,208	$701,548	$778,452	$4,129,208
Identifiable intangible
assets, net	$9,379,938	$451,307	$-	$9,831,245
Goodwill	$6,337,967	$7,119,726	$-	$13,457,693
Total assets	$34,794,250	$23,956,132	$56,029,773	$114,780,155

	Year Ended December 31, 2014
	Advanced Wound Care	Traditional Wound Care	Other	Total Company
Net sales	$38,110,851	$45,634,829	$-	$83,745,680
Gross profit	18,170,944	11,938,991	-	30,109,935
Direct expense	(30,919,972)	(5,193,516)	-	(36,113,488)
Segment contribution	$(12,749,028)	$6,745,475	-	(6,003,553)
Indirect expenses			$(14,841,062)	(14,841,062)

Net loss from continuing operations				$(20,844,615)

Depreciation	$464,686	$226,830	$176,098	$867,614
Amortization	$2,789,763	$285,481	$-	$3,075,244
Capital expenditures	$918,673	$198,374	$603,050	$1,720,097

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

As of December 31, 2014

Equipment and
improvements, net	$2,274,254	$598,781	$725,619	$3,598,654
Identifiable intangible
assets, net	$12,079,197	$736,307	$-	$12,815,504
Goodwill	$6,337,967	$7,119,726	$-	$13,457,693
Total assets	$35,033,245	$20,475,555	$83,781,666	$139,290,466

	Year Ended December 31, 2013
	Advanced Wound Care	Traditional Wound Care	Other	Total Company
Net sales	$33,928,535	$45,782,445	$-	$79,710,980
Gross profit	16,837,797	12,552,677	-	29,390,474
Direct expense	(21,404,045)	(5,059,141)	-	(26,463,186)
Segment contribution	$(4,566,248)	$7,493,536	-	2,927,288
Indirect expenses			$(15,456,784)	(15,456,784)

Net loss from continuing operations				$(12,529,496)

Depreciation	$477,118	$264,841	$136,192	$878,151
Amortization	$2,557,805	$285,080	$-	$2,842,885
Capital Expenditures	$437,169	$24,193	$234,414	$695,776

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A geographical breakdown of the Company’s sales (based on customer location), gross profit, equipment and improvements, net, and intangible assets, net are as follows:

	United States	Canada	Other	Total
2015

Net sales	$65,613,639	$9,701,712	$9,158,933	$84,474,284
Gross profit	$24,907,022	$4,263,083	$3,564,070	$32,734,175
Equipment and improvements, net	$1,142,655	$2,859,316	$127,237	$4,129,208
Identifiable intangible assets, net	$9,831,245	-	-	$9,831,245
Goodwill	$13,457,693	-	-	$13,457,693

2014

Net sales	$63,324,527	$11,859,900	$8,561,253	$83,745,680
Gross profit	$25,415,410	$1,134,949	$3,559,576	$30,109,935
Equipment and improvements, net	$1,204,152	$2,203,015	$207,272	$3,614,439
Identifiable intangible assets, net	$12,815,504	-	-	$12,815,504
Goodwill	$13,457,693	-	-	$13,457,693

2013

Net sales	$61,234,755	$11,084,430	$7,391,795	$79,710,980
Gross profit	$23,956,554	$2,371,054	$3,062,866	$29,390,474

14.	Income Taxes

Loss before income taxes from continuing operations for the year ended December 31, 2015, 2014 and 2013 consists of the following components:

	2015	2014	2013

Domestic	$(23,246,881)	$(18,927,332)	$(11,710,997)
Foreign	635,503	(2,068,331)	(658,388)
Loss before income taxes from continuing operations	$(22,611,378)	$(20,995,663)	$(12,369,385)

The components of income tax (benefit) provision for the year ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Current:
Federal	$-	$-	$-
State	-	-	5,365
Foreign	481,241	(165,953)	22,590

Total current	481,241	(165,953)	27,955

Deferred:
Federal	(2,327,987)	124,316	149,108
State	(493,065)	(105,575)	(34,143)
Foreign	95,096	(3,836)	17,191

Total deferred	(2,725,956)	14,905	132,156

Income tax (benefit) provision from
continuing operations	$(2,244,715)	$(151,048)	$160,111

In 2015, the Company recognized a $2,244,715 income tax benefit consisting of a $576,337 foreign income tax expense and a $2,821,052 U.S. deferred income tax benefit. The foreign income tax expense relates primarily to the tax expense recognized as a result of net income incurred by the Canadian operations, as well as taxes paid on the dividend from the Comvita investment. The U.S. deferred tax benefit related to a reduction in the Company’s U.S. valuation allowance to offset the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income of $2,880,683 and the deferred tax expense due to differences in financial reporting and tax treatment of goodwill of $166,000, partially offset by amortization for financial reporting but not tax purposes of acquired MedEfficiency identified intangible assets of $106,369.

There was no tax effect as a result of discontinued operations.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax (benefit) expense along with percentage of loss before income taxes from continuing operations for the year ended December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
Tax benefit at federal statutory rate	$(7,687,869)	34.0%	$(7,138,525)	34.0%	$(4,205,591)	34.0%
State tax, net of federal benefit	(674,428)	3.0	(557,058)	2.7	(354,144)	2.9
Foreign tax	30,389	(0.1)	199,505	(1.0)	74,612	(0.6)
Nondeductible expenses	1,118,747	(4.9)	1,215,047	(5.8)	637,797	(5.2)
Other	1,025,238	(4.5)	(1,914,781)	9.1	(50,860)	0.4
Change in valuation allowance	3,943,208	(17.4)	8,044,764	(38.3)	4,058,297	(32.8)

Income taxes	$(2,244,715)	9.9%	$(151,048)	0.7%	$160,111	(1.3%)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014

Deferred tax assets:
Net operating loss carryforwards	$41,857,037	$29,384,036
Equity based compensation	782,880	2,103,130
Allowance for sales deductions	261,558	198,625
Amortization of identified intangibles	2,092,885	2,047,495
Inventory adjustments	792,834	420,004
Tax credits	2,617,819	1,786,366
Other	1,217,224	720,203

Deferred tax assets	49,622,237	36,659,859

Deferred tax liabilities:
Prepaid expenses	(197,358)	(185,803)
Goodwill	(1,513,377)	(1,347,378)
Depreciation	(351,112)	(348,135)
Identified intangibles	(1,651,571)	(2,216,271)
Unrealized gain on equity security	(2,857,263)	-

Deferred tax liabilities	(6,570,681)	(4,097,587)

Valuation allowance	(44,856,072)	(34,255,466)

Net deferred tax liabilities	$(1,804,516)	$(1,693,194)

The net deferred tax liability includes a U.S. deferred tax liability of $1,513,753 related to differences in the basis for financial reporting and tax purposes for goodwill and a net deferred tax liability of $290,763 related to the Canadian operations.

At December 31, 2015, the Company has U.S. federal net operating loss carry forwards of approximately $112,461,000 that begin to expire in 2018. For U.S. state income tax purposes, the Company has net operating loss carry forwards in a number of jurisdictions in varying amounts that begin to expire in 2018. Federal and state net operating loss carryforwards include excess stock-based compensation benefit deductions of which, if recognized in the future, will be recorded as additional paid in capital in the Consolidated Balance Sheet. The Company also has $2,452,588 in research and development tax credit carry forwards and $165,231 in foreign tax credit carry forwards which begin to expire in 2031 and 2019, respectively.

The Company has determined that the amount by which the U.S. federal net operating loss carryforwards can be utilized in any year is limited under the Internal Revenue Code Section 382 regarding changes in ownership of corporations. Due to uncertainties surrounding the Company’s ability to use its net operating loss carryforwards, foreign tax credit and realize the other net deferred tax assets based on historical operating results and ownership change limitations, a full valuation allowance has been provided as of December 31, 2015 and 2014 for the deferred tax assets for the U.S. and U.K.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

15.	Retirement Benefits

The Company maintains a profit sharing 401(k) plan for eligible full-time U.S. employees. Participants may contribute a fixed percentage of their salary to the plan, subject to IRS limitations. The Company makes a matching contribution up to a maximum amount of each participant’s annual base salary earnings contributed to the plan. During 2015, 2014 and 2013, the Company matched 100% on the first 4% of each participant’s contributed annual base salary. Company contributions to the plan for employees of continuing operations for the years ended December 31, 2015, 2014 and 2013 were $599,447, $505,769 and $295,735, respectively.

The Company’s Canadian subsidiary maintains a group retirement savings plan (Registered Retirement Savings Plan) for eligible full time Canadian employees. The Canadian subsidiary makes a matching contribution to the plan based on a percentage of each participant’s contributed annual gross earnings. Employee contribution limits to the group retirement savings plan are set by the Canada Customs and Revenue Agency. During 2015, 2014 and 2013, the Company matched 100% on the first 4% of each participant’s contributed annual gross earnings. The Company’s Canadian subsidiary’s contributions to the plan for the years ended December 31, 2015, 2014 and 2013 were $146,102, $152,551 and $133,319, respectively.

16.	Commitments and Contingencies

Operating Leases

The Company has non-cancelable operating lease agreements for its facilities and equipment expiring in various years through 2021. Total lease expense under these lease agreements was $1,625,443, $1,565,307 and $1,227,718 in 2015, 2014 and 2013, respectively. Total minimum lease payments under each lease are recorded on a straight-line basis to lease expense over the lease term. Differences between the recognition of lease expense on a straight-line basis and payments owed and/or free rent are recorded as deferred lease expense. Tenant improvement allowances are recorded as deferred lease expense as received, and amortized to lease expense over the lesser of the corresponding asset life or the lease term. At December 31, 2015 and 2014, the Company had deferred lease expense of $427,455 and $521,358, respectively, recorded in long-term liabilities on the Consolidated Balance Sheet.

The leases generally provide for scheduled increases in future minimum annual lease payments over the life of the lease and for renewal options consistent with the terms of the existing lease.

Minimum future lease payments under existing operating leases as of December 31, 2015 are:

Minimum Future Rental Payments
Year Ending December 31,	Amount

2016	$1,627,939
2017	1,415,377
2018	937,226
2019	470,050
2020	276,901
Thereafter	53,038

Net minimum future rental payments	$4,780,531

Comvita Licensing Agreement

In February 2010, the Company entered into a new agreement with Comvita (the “Comvita Agreement”) under which the Company received perpetual and exclusive worldwide licensing rights for Manuka Honey based MEDIHONEY wound and skin care products for all markets outside of the consumer market. The Comvita Agreement supersedes the prior agreement, which was terminated as of the effective date. The Comvita Agreement also provides that Comvita will serve as the Company’s supplier for Manuka Honey and will not provide Manuka Honey to any other entities for use in the professional medical-surgical marketplace. The Comvita Agreement calls for graduated royalty payments based on sales and milestone payments of up to $20,000,000 based on achievement of specified net sales objectives of which $2,000,000 has been paid to date, which payments were recorded as additions to the MEDIHONEY license intangible asset and are being amortized to cost of sales. The license rights may be terminated or rendered non-exclusive by Comvita if the Company fails to meet certain minimum royalty requirements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Comvita is a stockholder of the Company and its former Chief Executive Officer serves on the Company’s Board of Directors. The Company purchased $4,014,969, $2,203,992 and $2,266,964 of medical grade honey from Comvita in 2015, 2014 and 2013, respectively. In addition, the Company incurred MEDIHONEY royalties of $1,336,559, $1,357,040 and $1,240,818 in 2015, 2014 and 2013, respectively, which are included in cost of sales in the Consolidated Statement of Operations. Amounts due to Comvita for raw material purchases and royalties totaled $506,795 and $625,947 at December 31, 2015 and 2014, respectively. The Company made equity investments in Comvita common stock totaling $8,483,693 (Note 5) during 2014 and 2013. Also, the Company received $125,000 from Comvita in 2014 as reimbursement for a portion of a licensing fee paid by the Company in 2013.

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

Under the QMT Agreement, QMT granted to the Company an exclusive, royalty-bearing right and license to make, use and sell medical market (prescription) products incorporating the Technology worldwide, except for India (the “Territory”). If the Company does not achieve the first commercial sale of a product incorporating the Technology in Europe and in Asia and Central and South America by certain dates, or in the event that, for a given calendar year, the Company fails to meet a minimum net sales requirement under the QMT Agreement, QMT has the right, as its sole remedy within each geographic area affected, to either terminate the QMT Agreement or convert the exclusive license in that geographic area to a non-exclusive license. Unless otherwise terminated pursuant to the QMT Agreement, the term of the QMT Agreement continues, with respect to each country in the Territory, until the expiration of the patent rights in that country.

In 2012, the Company paid QMT an upfront license fee of $1,300,000. This upfront fee has been capitalized as an identifiable intangible asset and is being amortized over its estimated useful life of seven years. In addition to the upfront license fee, royalties are payable to QMT based upon a sliding scale of the Company’s net sales of products incorporating the Technology and declining as net sales increase. The QMT Agreement also requires the Company to make certain milestone payments of up to $3,500,000 to QMT based upon the achievement of certain net sales levels for four consecutive calendar quarters. In 2015, 2014 and 2013, the Company incurred QMT royalties of $178,546, $178,476 and $202,377, respectively, which are included in cost of sales in the Consolidated Statement of Operations.

In the event that QMT desires to sell the Technology, patent rights and improvements or QMT receives a bona fide offer from an unaffiliated third party to purchase the same during the term of the QMT Agreement, the Company has the right of first negotiation or right of first refusal, respectively, relating to any such sale.

In 2015, the QMT Agreement with QMT was amended to grant to Derma exclusive rights within the Territory to make, use and sell traditional wound care products incorporating the Technology in the over-the-counter market. The Company is currently pursuing 510(k) approval from the FDA for over-the-counter use.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

BioDLogics, LLC License Agreement

On January 14, 2014, the Company entered into a license, market development and commercialization agreement (the “Agreement”) with BioDLogics, LLC (“BioD”) relating to BioD’s human placental based products (the “Licensed Products”) and intellectual property related thereto.

Under the Agreement, BioD granted to the Company an exclusive, perpetual, royalty-bearing license to use, offer for sale and sell, the Licensed Products in North America (the “BioD Territory”), including the rights to sublicense solely as provided in the Agreement, for a broad range of dermal applications (the “Field”). During the term of the Agreement, the Company will be responsible for the sale and marketing of the Licensed Products in the Field throughout the BioD Territory. As part of its commercialization efforts, the Company is required to fund clinical studies up to $2,000,000 in support of the Field pursuant to the Agreement.

The Company paid BioD an initial license fee of $1,250,000 and granted BioD a warrant to purchase 100,000 shares of the Company’s common stock. One quarter (25%) of the warrant was exercisable immediately at a price of $11.81 per share, while the remaining 75% of the warrant becomes exercisable, if at all, upon the achievement of certain milestones. The warrant expires in January 2019 (Note 11). The warrant has been valued at $129,750 using the Black-Scholes option pricing model. Total consideration paid to BioD of $1,379,750 has been recorded as an intangible asset and is being amortized to cost of sales over an estimated useful life of seven years. In addition to the initial license fee and warrant, royalties are payable to BioD based upon a sliding scale of the Company’s net sales of Licensed Products within the BioD Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid-single digits. The Company incurred BioD royalties of $314,545 and $66,202 in 2015 and 2014, respectively, which are included in cost of sales in the Consolidated Statement of Operations. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

The Agreement may be terminated as follows: (i) upon mutual agreement of the parties; (ii) by BioD if the Company challenges certain BioD patents or trade secrets; (iii) by BioD if the Company fails to meet the annual minimum net sales requirement under the Agreement, unless the Company pays the difference between the amount of royalties that would have been due had the minimum annual net sales for such year been achieved and royalty payments made by the Company with respect to net sales during such year plus any milestone payments payable; or (iv) by either party in the event of a material breach or certain events of bankruptcy. The annual minimum net sales requirement commenced in 2015, and is $2,000,000 for the contract year of April 1, 2015 through March 31, 2016. The Company expects to make the minimum net sales requirement through March 31, 2016. The minimum net sales requirements for future years are subject to good faith negotiation. The parties have discussed but have not yet agreed on a minimum sales requirement for any subsequent contract year.

USC License Agreement

In November 2007, the Company entered into a license agreement (the “License Agreement”) with the University of Southern California (“USC”) pursuant to which the Company acquired exclusive rights to a number of U.S. and foreign patents and non-exclusive rights to one patent, together with trade secrets and know-how, related to an angiotensin analog (the patents, trade secrets and know-how, collectively, the “Angiotensin Analog Technology”). The Angiotensin Analog Technology related to all dermal applications including applications for the treatment of chronic wounds such as diabetic ulcers, leg ulcers associated with venous insufficiency, pressure ulcers (bed sores), burns and surgical scars. Any license fees paid to or on behalf of USC were expensed as incurred.

The compound employing the Angiotensin Analog Technology was classified as a “drug,” the sale of which was conditioned upon FDA approval. The process of obtaining FDA approval for the compound consisted of subjecting the compound to a series of pre-clinical and clinical studies, these latter known as Phase 1, Phase 2 and Phase 3 studies.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In November of 2015, the Company terminated its Phase 3 clinical trials and determined not to conduct any further development work on the Angiotensin Analog Technology. In January 2016, the Company gave notice to USC terminating the license agreement.

Canadian Distribution Agreement

In May 2005, the Company entered into a distribution agreement with a Canadian company to serve as the exclusive distributor of its products in Canada. The agreement also appoints the distributor as the Company’s servicing agent to fulfill supply contracts held directly by the Company. The agreement was most recently amended in January 2011, extending it through April 2016. Both parties are presently negotiating renewal of the Agreement effective May 1, 2016.

The Company recognizes revenue under the agreement when title and risk of loss pass to the distributor and collectability is reasonably assured, which is at the time product is shipped to the distributor. Payment terms from the distributor are 30 days. Either party has the right to terminate the agreement when an event of default (as defined) has occurred with respect to the other party. The distributor is entitled to continue to sell or otherwise dispose of all inventory owned by it from and after the date of contract expiration or termination. If termination of the agreement is not occasioned by breach by the distributor, the distributor will be entitled on notice to the Company to return saleable inventory (as defined) to the Company. At December 31, 2015, the distributor’s inventory of Company products was approximately $2,600,000. Estimated returns are reserved at the time of sale. Since the inception of the agreement, sales returns have been minimal.

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

New Cast Industry Co., Ltd. Supply Agreements

On April 17, 2012, the Company entered into a supply agreement (the “North America Agreement”) with New Cast Industry Co. Ltd. (“NCIC”) relating to NCIC’s proprietary technology for the casting element within the TCC-EZ total contact casting system (the “NC Technology”). Under the North America Agreement, NCIC agreed to exclusively supply the Company with its product utilizing the NC Technology and granted the Company the exclusive right to sell products incorporating the NC Technology in North America. During the term of the North America Agreement, the Company is obligated to purchase an escalating minimum number of units of product each year. Product costs are negotiable in accordance with the agreement terms. Unless otherwise terminated pursuant to the terms of the North America Agreement, the term is for five years with automatic five year renewals.

On March 27, 2013, the Company entered into a supply agreement (the “International Agreement”) with NCIC. Under the International Agreement, NCIC agreed to exclusively supply the Company with its product utilizing the NC Technology and granted the Company the exclusive right to sell products incorporating the NC Technology outside North America. If the Company does not achieve the first commercial sale of a product incorporating the NC Technology in Latin America, Europe, Middle East, Australia, Asia and India (the “NC Territory”) by certain dates, NCIC has the right, as its sole remedy, to convert the exclusive license in the NC Territory to a non-exclusive license. Unless otherwise terminated pursuant to the terms of the International Agreement, the term is for five years with automatic five year renewals.

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

Executive Employment Agreements

The four executive officers of the Company are appointed by and serve at the discretion of the Board of Directors pursuant to two year employment agreements that are subject to renewal bi-annually as of April 1st. The agreements were renewed in March 2015. The agreements provide for annual salary and provision for bonus and equity-based compensation assuming financial and personal objectives are met. The agreements also outline certain severance obligations that may be triggered by a termination or failure to renew an agreement other than for cause.

Contingencies

On occasion, the Company is involved in claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

17.	Quarterly Consolidated Financial Data (Unaudited)

($’s 000’s)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*	Year**
2015:
Net sales	$19,499	$22,556	$22,169	$20,250	$84,474
Gross profit	7,535	8,371	8,436	8,392	32,734
Loss from continuing operations,
net of taxes	(6,490)	(5,026)	(4,111)	(4,739)	(20,366)
Loss from discontinued operations,
net of taxes	(4,119)	(4,260)	(4,852)	(4,510)	(17,741)
Net loss	$(10,609)	$(9,286)	$(8,963)	$(9,249)	$(38,107)
Net loss per common share – basic
and diluted
Continuing operations	$(0.26)	$(0.19)	$(0.16)	$(0.18)	$(0.79)
Discontinued operations	(0.16)	(0.17)	(0.19)	(0.18)	(0.69)
Total net loss per common share –
basic and diluted	$(0.42)	$(0.36)	$(0.35)	$(0.36)	$(1.48)
2014:
Net sales	$19,787	$20,916	$20,169	$22,874	$83,746
Gross profit	6,912	7,845	6,359	8,994	30,110
Loss from continuing operations,
net of taxes	(6,120)	(4,359)	(6,914)	(3,452)	(20,845)
Loss from discontinued
operations, net of taxes	(4,150)	(4,328)	(4,334)	(6,115)	(18,927)
Net loss	$(10,270)	$(8,687)	$(11,248)	$(9,567)	$(39,772)
Net loss per common share – basic
and diluted
Continuing operations	$(0.28)	$(0.17)	$(0.28)	$(0.14)	$(0.85)
Discontinued operations	(0.18)	(0.17)	(0.17)	(0.24)	(0.77)
Total net loss per common share –
basic and diluted	$(0.46)	$(0.34)	$(0.45)	$(0.38)	$(1.62)

* In the 4th quarter of 2015, the Company implemented a restructuring plan and incurred other charges. See Note 4.

** Quarterly amounts may not add total due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company's Interim Executive Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed so that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, including the Interim Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based upon this evaluation, the Interim Executive Chairman and Chief Financial Officer have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our consolidated financial statements as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015 included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements and related documents are listed in the Index under Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
2.01	Agreement and Plan of Merger, dated March 27, 2012, by and among the Company, ME Merger Sub Inc., MedEfficiency, Inc. and MedE SR LLC (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on March 30, 2012 and incorporated herein by reference).
2.02	Agreement and Plan of Merger, dated September 5, 2012, by and between Derma Sciences, Inc., a Pennsylvania corporation and Derma Sciences, Inc., a Delaware corporation (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on September 20, 2012 and incorporated herein by reference).
3.01	Certificate of Incorporation of Derma Sciences, Inc., as amended on May 29, 2013 (previously filed as Exhibit 3.01 to the Company’s Form 10-K filed on March 13, 2014 and incorporated herein by reference).
3.02	Certificate of Incorporation of Derma Sciences, Inc., as amended on June 6, 2014 (previously filed as Exhibit 3.01 to the Company’s Form 10-Q filed on August 6, 2014 and incorporated herein by reference).
3.03	By-Laws of Derma Sciences, Inc. (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed on September 20, 2012 and incorporated herein by reference).
4.01	Form of Warrant to Purchase Common Stock relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 4.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.01*	Employment Agreement, dated March 7, 2012, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.02*	Employment Agreement, dated March 7, 2012, between the Company and Robert C. Cole (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.03*	Employment Agreement, dated March 12, 2012, between the Company and Frederic Eigner (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.04*	Employment Agreement, dated March 8, 2012, between the Company and Barry J. Wolfenson (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 13, 2012 and incorporated herein by reference).
10.05*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Edward J. Quilty (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.06*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.4 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.07*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Barry Wolfenson (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.08*	Amendment to Employment Agreement, dated December 20, 2012, between the Company and Robert C. Cole (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.09*	Amendment to Employment Agreement, dated December 20, 2012, between the Company, Derma Canada and Frederic Eigner (previously filed as Exhibit 10.7 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.10*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.11*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Barry Wolfenson (previously filed as Exhibit 10.13 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.12*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company and Robert C. Cole (previously filed as Exhibit 10.14 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.13*	Second Amendment to Employment Agreement, dated March 27, 2013, between the Company, Derma Canada Inc. and Frederic Eigner (previously filed as Exhibit 10.15 to the Company’s Form 10-K filed on March 28, 2013 and incorporated herein by reference).
10.14*	The Derma Sciences, Inc. Amended and Restated Stock Option Plan, dated February 9, 2011 (previously filed as Exhibit 10.06 to the Company’s Form 10-K filed on March 29, 2011 and incorporated herein by reference).

10.15*	The Derma Sciences, Inc. Restricted Stock Plan, dated March 31, 2006 (previously filed as Appendix D to the Company’s Proxy Statement filed on April 5, 2006 and incorporated herein by reference).
10.16*	Form of Restricted Share Unit Agreement (Executive Officer) (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.17*	Form of Performance-Based Restricted Share Unit Agreement (Executive Officer) (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2012 and incorporated herein by reference).
10.18*	2013 Director Compensation Program (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2013 and incorporated herein by reference).
10.19*	Amended and Restated Derma Sciences, Inc. 2012 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2013 and incorporated herein by reference).
10.20*	Amended and Restated Derma Sciences, Inc. 2012 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 23, 2014 and incorporated herein by reference).
10.21	License Agreement, dated November 2, 2007, between the Company and the University of Southern California (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference).
10.22	Patent and Technology License Agreement, dated March 23, 2007, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 29, 2007 and incorporated herein by reference).
10.23	Clinical Services Agreement, dated January 22, 2008, between the Company and U.S. Biotest, Inc. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on January 28, 2008 and incorporated herein by reference).
10.24	Form of Purchase Agreement relative to the private placement of common stock and series K warrants effected on April 2, 2008 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on April 7, 2008 and incorporated herein by reference).
10.25	License Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.26	Restraint Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.27	Collaborative Research and Development Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.03 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.28	Medical Honey Supply Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.04 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.29	Manufacturing Agreement, dated February 23, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.05 to the Company’s Form 8-K filed on March 1, 2010 and incorporated herein by reference).
10.30	Nominating Agreement, dated February 18, 2010, between the Company and Comvita New Zealand Ltd. (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on February 24, 2010 and incorporated herein by reference).
10.31	Form of Securities Purchase Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.01 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.32	Form of Registration Rights Agreement relative to the private placement of common stock and series R warrants effected on June 23, 2011 (previously filed as Exhibit 10.02 to the Company’s Form 8-K filed on June 21, 2011 and incorporated herein by reference).
10.33**	Patent and Technology License Agreement, dated July 12, 2012, between the Company and Quick-Med Technologies, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2012 and incorporated herein by reference).
10.34	Subscription Agreement, dated September 3, 2013, between Derma Sciences, Inc. and Comvita Limited (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 12, 2013 and incorporated herein by reference).
10.35**

License, Market Development and Commercialization Agreement, dated January 14, 2014, by and among the Company and BioDLogics, LLC (previously filed as Exhibit 10.38 to the Company’s Form 10-K filed on March 13, 2014 and incorporated herein by reference).

10.36*	2014 Director Compensation Program (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 23, 2014 and incorporated herein by reference).

10.37*	Third Amendment to Employment Agreement, dated March 9, 2015, between the Company and John E. Yetter, CPA (previously filed as Exhibit 10.40 to the Company’s Form 10-K filed on March 11, 2015 and incorporated herein by reference).
10.38*	Third Amendment to Employment Agreement, dated March 9, 2015, between the Company and Barry Wolfenson (previously filed as Exhibit 10.41 to the Company’s Form 10-K filed on March 11, 2015 and incorporated herein by reference).
10.39*	Third Amendment to Employment Agreement, dated March 9, 2015, between the Company and Robert C. Cole (previously filed as Exhibit 10.42 to the Company’s Form 10-K filed on March 11, 2015 and incorporated herein by reference).
10.40*	Third Amendment to Employment Agreement, dated March 9, 2015, between the Company, Derma Canada Inc. and Frederic Eigner (previously filed as Exhibit 10.43 to the Company’s Form 10-K filed on March 11, 2015 and incorporated herein by reference).
10.41*	Separation Agreement, dated December 21, 2015, between Derma Sciences, Inc. and Edward J. Quilty.±
10.42	Amendment No. 1 to Patent and Technology License Agreement, dated July 12, 2015, between the Company and Quick-Med Technologies, Inc.±
21.1±	Information relative to subsidiaries.
23.1±	Consent of KPMG LLP.
31.1±	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2±	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1±	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document
101.SCH±	XBRL Taxonomy Extension Schema Document
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF±	XBRL Taxonomy Extension Definition Document
101.LAB±	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document

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

DERMA SCIENCES, INC.

March 15, 2016	By:	/s/ Stephen T. Wills
Stephen T. Wills, CPA, MST
Interim Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2016.

Signatures:	Title:

/s/ Stephen T. Wills	Interim Executive Chairman
Stephen T. Wills, CPA, MST	(Principal Executive Officer)

/s/ John E. Yetter	Executive Vice President, Finance and Chief Financial Officer
John E. Yetter, CPA	(Principal Financial and Accounting Officer)

/s/ Srini Conjeevaram	Director
Srini Conjeevaram

/s/ Samuel E. Navarro	Director
Samuel E. Navarro

/s/ Robert G. Moussa	Director
Robert G. Moussa

/s/ Bruce F. Wesson	Director
Bruce F. Wesson

/s/ Brett Hewlett	Director
Brett Hewlett

/s/ Amy S. Paul	Director
Amy S. Paul

