Form 10-Q
period 2016-03-31
DERMA SCIENCES, INC.
filed 2016-05-10
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐             No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: May 9, 2016	Class:	Common Stock, par value $.01 per share Shares Outstanding: 25,887,369

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$11,778,942	$15,814,205
Short-term investments	25,000,000	25,003,990
Accounts receivable, net of allowances of $598,993 and $704,527, respectively	8,215,995	8,145,589
Inventories	21,354,855	20,690,706
Prepaid expenses and other current assets	1,444,842	1,449,407
Total current assets	67,794,634	71,103,897
Long-term equity investment	19,261,451	16,110,178
Equipment and improvements, net of accumulated depreciation and amortization of $8,114,297 and $7,634,541, respectively	4,162,660	4,129,208
Identifiable intangible assets, net of accumulated amortization of $14,361,696 and $13,615,631, respectively	9,085,180	9,831,245
Goodwill	13,457,693	13,457,693
Other assets	150,510	147,934
Total assets	$113,912,128	$114,780,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,548,115	$2,473,056
Accrued expenses and other current liabilities	4,827,309	6,691,340
Liabilities of discontinued operations	3,207,951	4,371,010
Total current liabilities	10,583,375	13,535,406
Long-term liabilities	998,981	1,014,378
Deferred tax liability	2,642,586	1,804,516
Total liabilities	14,224,942	16,354,300

Commitments and contingencies (Note 11)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at March 31, 2016 and December 31, 2015 (liquidation preference of $3,222,368 at March 31, 2016)	733	733
Common stock, $.01 par value; shares authorized 50,000,000; issued and outstanding 25,885,494 at March 31, 2016 and 25,876,870 at December 31, 2015	258,855	258,769
Additional paid-in capital	235,671,075	234,943,291
Accumulated other comprehensive income	7,564,122	5,272,908
Accumulated deficit	(143,807,599)	(142,049,846)
Total stockholders’ equity	99,687,186	98,425,855
Total liabilities and stockholders’ equity	$113,912,128	$114,780,155

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015*
Net Sales	$20,242,557	$19,498,652
Cost of sales	12,535,034	11,963,526
Gross Profit	7,707,523	7,535,126
Operating Expenses
Selling, general and administrative	9,953,114	13,258,405
Research and development	-	352,183
Total operating expenses	9,953,114	13,610,588
Operating loss	(2,245,591)	(6,075,462)
Other (income) expense, net	(268,040)	367,788
Loss from continuing operations before income taxes	(1,977,551)	(6,443,250)
Income tax (benefit) provision	(219,798)	8,051
Net Loss from Continuing Operations	(1,757,753)	(6,451,301)
Discontinued Operations
Loss from discontinued operations, net of taxes	-	(4,158,276)
Net Loss	$(1,757,753)	$(10,609,577)
Net loss per common share – basic and diluted
Continuing operations	$(0.07)	$(0.25)
Discontinued operations	-	(0.16)
Total net loss per common share – basic and diluted	$(0.07)	$(0.41)
Shares used in computing net loss per common share – basic and diluted	25,879,618	25,552,762

* Reclassified for discontinued operations. See Note 2.

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Loss	$(1,757,753)	$(10,609,577)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	320,565	(155,811)
Unrealized gain on equity securities, net of taxes of $1,180,624 and $5,501	1,970,649	8,805
Total other comprehensive income (loss)	2,291,214	(147,006)
Comprehensive Income (Loss)	$533,461	$(10,756,583)

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(1,757,753)	$(10,609,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and improvements	243,121	267,003
Amortization of identifiable intangible assets	746,065	746,065
Provision for bad debts	827	37,585
Allowance for sales adjustments	(106,102)	27,406
Provision for inventory obsolescence	77,596	(74,219)
Loss on disposal of equipment	17,837	-
Deferred rent	(18,288)	(24,396)
Stock-based compensation	745,880	1,556,311
Deferred income taxes	(361,954)	3,306
Changes in operating assets and liabilities:
Accounts receivable	13,620	448,814
Inventories	(209,341)	(2,971,412)
Prepaid expenses and other assets	10,003	137,711
Accounts payable	(468,871)	1,304,445
Accrued expenses and other liabilities	(2,674,059)	(1,576,478)
Net cash used in operating activities	(3,741,419)	(10,727,436)
Investing Activities
Purchase of investments	(30,008,483)	(20,000,000)
Proceeds from sale of investments	30,012,473	25,996,000
Purchase of equipment and improvements	(107,750)	(433,135)
Net cash (used in) provided by investing activities	(103,760)	5,562,865
Financing Activities
Proceeds from exercise of stock options and warrants, net of costs	-	1,885,630
Payment of withholding taxes related to employee stock-based compensation	(18,010)	(67,409)
Net cash (used in) provided by financing activities	(18,010)	1,818,221
Effect of exchange rate changes on cash and cash equivalents	(172,074)	447,230
Net decrease in cash and cash equivalents	(4,035,263)	(2,899,120)
Cash and cash equivalents
Beginning of period	15,814,205	19,396,845
End of period	$11,778,942	$16,497,725
Supplemental disclosures of cash flow information:

Cash paid during the period for:
TaxesCash and cash equivalents and investments at March 31, 2016	$430,922	$-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Information included in the consolidated balance sheet as of December 31, 2015 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Net Loss per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units, in the weighted average number of common shares outstanding for a period, if dilutive. The effects of convertible preferred stock are determined using the if converted method. The effects of the assumed exercise of warrants and stock options, and restricted share units, are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three months ended March 31, 2016 and 2015 as the effect would be anti-dilutive.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Potentially dilutive securities excluded as a result of the effects of being anti-dilutive are as follows:

	Three Months Ended March 31,
	2016	2015

Excluded dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	49,782	49,782
Restricted share units	175,550	672,000
Warrants	1,755,330	1,755,330
Stock options	2,680,724	2,595,426

Total dilutive shares	4,734,718	5,145,870

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 which defers the effective date of ASU No. 2014-09 until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In March 2016, the FASB issued ASU No. 2016-08, which clarifies the implementation guidance provided in ASU 2014-09 on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance in ASU 2014-09 on licensing and identifying performance obligations. Both ASU 2016-08 and ASU 2016-10 must be adopted concurrently with ASU 2014-09. We are currently evaluating the transition methods and the impact the adoption of these standards will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 for public business entities. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

2.	Discontinued Operations

Effective November 12, 2015, the Company approved a plan to terminate its Phase 3 Aclerastide (DSC127) clinical program for diabetic foot ulcer healing. This action was based on futility determinations emanating out of the planned, pre-specified interim analyses of trial data conducted by the program’s independent Data Monitoring Committee (“DMC”). The decision to end the studies followed the recommendation by the DMC to stop the trials. Based on this recommendation, the Company initiated an orderly termination of all its existing pharmaceutical development activities, comprised of the diabetic foot ulcer healing program and two other programs utilizing the DSC127 compound for other therapeutic indications. As a result of these actions, the Company’s pharmaceutical development activities have been reported as discontinued operations in the Company’s Consolidated Financial Statements. Amounts previously reported in the Pharmaceutical Wound Care segment have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations. There were no noncash charges included in the loss from discontinued operations in the consolidated statement of operations for the three months ended March 31, 2015.

At March 31, 2016, the Company had $3,207,951 of unpaid severance, cancellation and closure costs included in liabilities of discontinued operations on the Consolidated Balance Sheet.

3.	Restructuring and Other Charges

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

Effective December 21, 2015, the Company’s Chairman of the Board, President and Chief Executive Officer (“CEO”) departed from the Company. On February 26, 2016, the former CEO resigned from the Company’s Board of Directors. While a national recruiting search for a permanent CEO is in process, the former lead director of the Company has assumed the role of Executive Chairman and Interim CEO.

The Company incurred compensation and other benefit severance charges of $1,506,021, including $114,573 of stock-based compensation, associated with the former CEO’s departure. The payments are payable over a two year period.

A summary of the Company’s restructuring activity for the three months ended March 31, 2016 is as follows:

	CEO	Other Employees	Total

Balance, January 1, 2016	$1,252,105	$826,932	$2,079,037

Charges during period	-	-	-
Payments during period	(199,356)	(641,536)	(840,892)

Balance, March 31, 2016	$1,052,749	$185,396	$1,238,145

Less current portion	(465,826)	(185,396)	(651,222)

Long term portion	$586,923	$-	$586,923

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Investment in Equity Securities

In 2013 and 2014, the Company purchased an aggregate 2,802,277 shares of Comvita Limited (“Comvita”) common stock for $8,483,693. At March 31, 2016, the 2,802,277 shares of Comvita common stock owned by the Company represented approximately 7.0% of Comvita’s outstanding shares.

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other (income) expense, net in the Consolidated Statement of Operations. The investment is classified as a long term asset. As of March 31, 2016, the fair value of the Comvita common stock was $19,261,451 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative increase in fair value from cost of $10,777,758 has been recorded in accumulated other comprehensive income, net of taxes.

Cash and cash equivalents and investments at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015

Cash	$11,778,942	$10,784,522
Cash equivalents	-	5,029,683

Cash and cash equivalents	11,778,942	15,814,205

Investments in debt securities	25,000,000	25,003,990
Investment in equity securities	19,261,451	16,110,178

Total investments	44,261,451	41,114,168

Total cash and cash equivalents and investments	$56,040,393	$56,928,373

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table provides fair value information as of March 31, 2016:

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$11,778,942	$11,778,942	$-	$-

Investments in debt securities	25,000,000	25,000,000	-	-
Investment in equity securities	19,261,451	19,261,451	-	-

Total investments	44,261,451	44,261,451	-	-

Total	$56,040,393	$56,040,393	$-	$-

The following table provides fair value information as of December 31, 2015:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$15,814,205	$15,814,205	$-	$-

Investments in debt securities	25,003,990	25,003,990	-	-
Investment in equity securities	16,110,178	16,110,178	-	-

Total investments	41,114,168	41,114,168	-	-

Total	$56,928,373	$56,928,373	$-	$-

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

5.	Inventories

Inventories include the following:

	March 31, 2016	December 31, 2015
Finished goods	$15,185,747	$15,347,592
Work in process	65,743	346,233
Packaging materials	1,304,631	1,152,993
Raw materials	4,798,734	3,843,888

Total inventory	$21,354,855	$20,690,706

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities include the following:

	March 31, 2016	December 31, 2015
Accrued compensation and related taxes	$1,029,055	$2,390,855
Liabilities related to restructuring (Note 3)	1,238,145	2,079,037
Accrued sales incentives and other fees	550,377	613,186
Accrued Canadian sales rebate, net	560,122	237,141
Other	2,448,591	2,385,499

Total accrued expenses and other liabilities	$5,826,290	$7,705,718

Less current portion	(4,827,309)	(6,691,340)

Long term liabilities	$998,981	$1,014,378

7.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of its preferred stock, the Company has undertaken a number of common stock offerings that impact the preferred stock conversion ratios. As of March 31, 2016, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

Upon conversion, the 49,782 incremental shares associated with the conversion ratio adjustments will be recorded to common stock at par with the offset to additional paid in capital as all of the convertible preferred stock was issued prior to the November 16, 2000 effective date of certain provisions of Accounting Standards Codification 470 (formerly Emerging Issues Task Force Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments).

Common Stock

During the three months ended March 31, 2016, the Company issued 8,624 shares of common stock in connection with the vesting of 14,200 restricted share units.

Stock Purchase Warrants

At March 31, 2016, the Company had warrants outstanding to purchase shares of the Company’s common stock consisting of the following:

Series	Number of Warrants	Exercise Price	Expiration Date
R	1,705,330	$9.90	June 22, 2016
S	50,000	$11.81	January 14, 2019
Total	1,755,330

There were no warrants exercised or forfeited during the three months ended March 31, 2016.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Equity Based Compensation

Under the Derma Sciences, Inc. 2012 Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue 6,000,000 shares of common stock. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At March 31, 2016, options to purchase 2,680,724 shares and 175,550 restricted share units were issued and outstanding under the EIP Plan and 2,004,284 shares were available for grant.

Stock Options

The EIP Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

For the three months ended March 31, 2016 and 2015, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended March 31,
	2016	2015

Risk-free interest rate	1.45%	1.63%
Volatility factor	44.2%	46.0%
Dividend yield	0%	0%
Expected option life (years)	5.68	5.77

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

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2016 is as follows:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2016	2,301,760	$9.04
Granted	582,790	$3.31
Forfeited	(17,446)	$9.64
Exercised	-	$-
Expired	(186,380)	$9.86

Outstanding – March 31, 2016	2,680,724	$7.73

Expected to vest – March 31, 2016	2,653,917	$7.73

Exercisable at March 31, 2016	1,963,573	$8.47

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2016, the Company granted 462,890 service based options and 119,900 performance based options to Company employees. The weighted average fair value per share of options granted during the three months ended March 31, 2016 was $1.41.

During the three months ended March 31, 2016 there were no stock options exercised.

During the three months ended March 31, 2016 and 2015, stock option compensation expense was recorded as follows:

	Three Months Ended March 31,
	2016	2015

Cost of sales	$43,719	$72,703
Selling, general and administrative expenses	418,692	784,078
Discontinued operations	-	46,789

Total stock option compensation expense	$462,411	$903,570

As of March 31, 2016, there was $1,872,430 of unrecognized compensation cost related to nonvested service based awards and $148,404 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 2.31 years and 0.75 years for the service and performance based awards, respectively.

Restricted Share Units

The Company has issued service, performance and market-based restricted share units to employees, consultants and directors of the Company. Expense for restricted share awards is amortized on a straight-line basis over the awards’ vesting period. The fair value of service and performance awards are determined using the quoted market price of the Company’s common stock on the date of grant, while market based performance awards are valued using a binomial/lattice pricing mode.

The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value
Unvested – January 1, 2016	152,750	$8.59

Granted	39,300	$3.30
Vested	(14,200)	$8.83
Cancelled	(2,300)	$8.83
Unvested – March 31, 2016	175,550	$7.38

In connection with the vesting of restricted share unit awards during the three months ended March 31, 2016, 5,576 common stock shares with a fair value of $18,010 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended March 31, 2016 and 2015, restricted share unit compensation expense was $283,469 and $652,741, respectively, and included in selling, general and administrative expense.

As of March 31, 2016, the intrinsic value of the non-vested awards was $544,205 and there was $658,072 of unrecognized compensation cost related to unvested restricted share unit awards. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 0.47 years.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Shares Reserved for Future Issuance

At March 31, 2016, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred stock (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock (series A – B)	49,782
Common stock options outstanding	2,680,724
Common stock warrants outstanding	1,755,330
Restricted share units outstanding	175,550
Common stock equivalents available for grant	2,004,284

Total common stock shares reserved	6,739,002

8.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of March 31, 2016 was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain on Equity Securities	Total

Balance at January 1, 2016	$555,938	$4,716,970	$5,272,908

Current period - other comprehensive income	320,565	1,970,649	2,291,214
Balance at March 31, 2016	$876,503	$6,687,619	$7,564,122

9.	Operating Segments

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Operating segment sales, gross profit, segment contribution and other related information for 2016 and 2015 from continuing operations were as follows:

	Three Months Ended March 31, 2016
	Advanced Wound Care	Traditional Wound Care	Other	Total Company
Net sales	$10,600,171	$9,642,386	$-	$20,242,557
Gross profit	5,385,146	2,322,377	-	7,707,523
Direct expense	(5,985,243)	(1,016,864)	-	(7,002,107)
Segment contribution	$(600,097)	$1,305,513	-	705,416
Indirect expenses			$(2,463,169)	(2,463,169)
Net loss from continuing operations				$(1,757,753)

	Three Months Ended March 31, 2015
Net sales	$9,771,024	$9,727,628	$-	$19,498,652
Gross profit	4,901,124	2,634,002	-	7,535,126
Direct expense	(8,435,080)	(1,313,451)	-	(9,748,531)
Segment contribution	$(3,533,956)	$1,320,551	-	(2,213,405)
Indirect expenses			$(4,237,896)	(4,237,896))
Net loss from continuing operations				$(6,451,301)

The following table presents net sales by location of entity:

	Three Months Ended March 31,
	2016	2015

United States	83%	84%
Canada	11%	10%
Rest of World	6%	6%

For the three months ended March 31, 2016 and 2015, the Company had a major Canadian customer comprising 11% and 10%, respectively, of consolidated net sales. At March 31, 2016 and December 31, 2015 the Company was in a net liability position to this customer due to the timing of receivables and related rebate obligations.

10.	Income Taxes

The following table summarizes the income tax (benefit) provision and effective tax rate for continuing operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Current tax (benefit) expense	$(45,146)	$4,745
Deferred tax (benefit) expense	(174,652)	3,306
Income tax (benefit) expense	$(219,798)	$8,051
Effective tax rate	(11.1%)	(0.1%)

For the three months ended March 31, 2016, the Company recognized a $219,798 income tax benefit consisting of a U.S. income tax benefit of $268,892 and a foreign income tax expense of $49,094. The U.S. income tax benefit relates to a reduction in the Company’s U.S. valuation allowance due to the tax impact of the unrealized gain on equity securities included in accumulated other comprehensive income. The foreign income tax expense relates to income taxes recognized as a result of income recognized by the Canadian operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2015, the Company recognized an $8,051 income tax expense consisting of a U.S. and foreign income tax expense of $6,999 and $1,052, respectively. The U.S. income tax expense consisted of a deferred tax expense due to differences in financial reporting and tax treatment of goodwill net of amortization for financial reporting but not for tax purposes of acquired MedEfficiency identified intangible assets.

11.	Commitments and Contingencies

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

Comvita is a stockholder of the Company. The Company purchased $790,956 and $946,770 of medical grade honey from Comvita in the three months ended March 31, 2016 and 2015, respectively. In addition, the Company incurred MEDIHONEY royalties of $334,585 and $349,061 in the three months ended March 31, 2016 and 2015, respectively. Amounts due to Comvita for raw material purchases and royalties totaled $629,623 and $506,795 at March 31, 2016 and December 31, 2015, respectively.

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

Royalties are payable to BioD under the agreement based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid-single digits. The Company incurred BioD royalties of $76,663 and $49,306 in the three months ended March 31, 2016 and 2015, respectively. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Agreement may be terminated as follows: (i) upon mutual agreement of the parties; (ii) by BioD if the Company challenges certain BioD patents or trade secrets; (iii) by BioD if the Company fails to meet the annual minimum net sales requirement under the Agreement, unless the Company pays the difference between the amount of royalties that would have been due had the minimum annual net sales for such year been achieved and royalty payments made by the Company with respect to net sales during such year plus any milestone payments payable; or (iv) by either party in the event of a material breach or certain events of bankruptcy. The annual minimum net sales requirement commenced in 2015. The Company achieved the minimum net sales requirement for the April 1, 2015 through March 31, 2016 contract year. The minimum net sales requirements for future years are subject to good faith negotiation. The parties have discussed but have not yet agreed on a minimum sales requirement for any subsequent contract year.

Canadian Distribution Agreement

In May 2005, the Company entered into a distribution agreement with a Canadian company to serve as the exclusive distributor of its products in Canada. The agreement also appoints the distributor as the Company’s Canadian servicing agent to fulfill supply contracts held directly by the Company. The agreement was most recently amended in May 2016, extending it through August 31, 2016, while negotiations for a new agreement proceed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about the confidence, strategies, plans, expectations, intentions, objectives, technologies, opportunities, market demand or acceptance of new or existing products of Derma Sciences, Inc., a Delaware corporation, and its subsidiaries (“we” or “us” or the “Company”), and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”) reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates, current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions, changes in political, economic, business, competitive, market and regulatory factors and other factors that are discussed under the section in this Report entitled “Risk Factors,” as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 15, 2016 (the “2015 Form 10-K”) and other filings with the Commission. Neither we nor any other person assume responsibility for the accuracy or completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Overview

Operating Results of Three Months Ended March 31, 2016 and 2015

The following table highlights the operating results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Variance
Gross sales	$22,766,903	$21,897,074	$869,829	4.0%
Sales adjustments	(2,524,346)	(2,398,422)	(125,924)	5.3%
Net sales	20,242,557	19,498,652	743,905	3.8%
Cost of sales	12,535,034	11,963,526	571,508	4.8%
Gross profit	7,707,523	7,535,126	172,397	2.3%
Selling, general and administrative expense	9,953,114	13,258,405	(3,305,291)	(24.9%)
Research and development expense	-	352,183	(352,183)	*
Other (income) expense, net	(268,040)	367,788	(635,828)	*
Total expenses	9,685,074	13,978,376	(4,293,302)	(30.7%)
Loss from continuing operations before income taxes	(1,977,551)	(6,443,250)	4,465,699	(69.3%)
Income tax (benefit) provision	(219,798)	8,051	(227,849)	*
Net loss from continuing operations	(1,757,753)	(6,451,301)	4,693,548	(72.8%)
Loss from discontinued operations, net of taxes	-	(4,158,276)	(4,158,276)	*
Net loss	$(1,757,753)	$(10,609,577)	$8,851,824	(83.4%)

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended March 31,
	2016	2015
Gross sales	$22,766,903	$21,897,074
Trade rebates	(1,789,703)	(1,583,576)
Distributor fees	(244,755)	(181,772)
Sales incentives	(230,603)	(302,406)
Returns and allowances	(86,052)	(160,334)
Cash discounts	(173,233)	(170,334)
Total adjustments	(2,524,346)	(2,398,422)
Net sales	$20,242,557	$19,498,652

Trade rebates increased in 2016 versus 2015 principally due to increases in sales subject to rebate in the U.S. and Canada, and the rebate percentage as a result of changes in product mix towards higher rebated products in Canada. The increase in distributor fees was commensurate with the increase in Canadian sales upon which the fees were based. The decrease in sales incentives reflected lower sales subject to incentives. Sales returns and allowances decreased in 2016 due to quality control issues affecting 2015 sales that did not reoccur in 2016.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Entity Location

US	$17,882,233	$(1,147,257)	$16,734,976	$17,585,495	$(1,265,257)	$16,320,238
Canada	3,707,251	(1,375,634)	2,331,617	3,174,126	(1,133,148)	2,040,978
International	1,177,419	(1,455)	1,175,964	1,137,453	(17)	1,137,436

Total	$22,766,903	$(2,524,346)	$20,242,557	$21,897,074	$(2,398,422)	$19,498,652

U.S. sales adjustments decreased due to lower returns and allowance and sales incentives partially offset by higher trade rebates. U.S. sales returns and allowances decreased in 2016 due to quality control issues affecting 2015 sales that did not reoccur in 2016. U.S. sales incentives decreased due to decreased sales upon which the fees are based. The U.S. rebate percentage increased as a result of increased sales of higher rebated products. Sales adjustments in Canada were higher in 2016 than 2015 due to higher trade rebates and distribution fees. The increase in Canadian sales rebates and distributor fees was commensurate with the increase in Canadian sales upon which the fees are based. The Canadian rebate percentage also increased due to increased sales of higher rebated products.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Segment

Advanced wound care	$11,266,419	$(666,248)	$10,600,171	$10,633,741	$(862,717)	$9,771,024
Traditional wound care	11,500,484	(1,858,098)	9,642,386	11,263,333	(1,535,705)	9,727,628

Total	$22,766,903	$(2,524,346)	$20,242,557	$21,897,074	$(2,398,422)	$19,498,652

Advanced wound care sales adjustments decreased due to lower returns and allowances, trade rebates and sales incentives. Advanced wound care sales returns and allowances decreased in 2016 due to the non-recurrence of the 2015 quality control issues. Advanced wound care rebates and sales incentives decreased due to decreased sales upon which the fees are based. The advanced wound care rebate percentage increased as a result of increased sales of higher rebated products. Traditional wound care sales adjustments increased in 2016 versus 2015 due to higher trade rebates and distribution fees. The increase in traditional wound care sales rebates and distributor fees was commensurate with the increase in sales upon which the fees are based. The traditional wound care rebate percentage also increased due to increased sales of higher rebated products.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Beginning balance – January 1	$1,636,439	$1,880,525
Rebates paid	(1,724,103)	(1,842,163)
Rebates accrued	1,789,703	1,583,576
Ending balance – March 31	$1,702,039	$1,621,938

The $65,600 increase in the trade rebate reserve balance at March 31, 2016 from January 1, 2016 principally reflected the timing of rebate payments and increases in sales subject to rebate and the rebate percentage. There was no other significant change in the nature of our business during the three months ended March 31, 2016 as it related to the accrual and subsequent payment of rebates.

Net Sales

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location

US	$16,734,976	$16,320,238	$414,738	$-	$414,738	2.5%	-%	2.5%
Canada	2,331,617	2,040,978	559,473	(268,834)	290,639	27.4	(13.2)	14.2
International	1,175,964	1,137,436	107,735	(69,207)	38,528	9.5	(6.1)	3.4

Total	$20,242,557	$19,498,652	$1,081,946	$(338,041)	$743,905	5.5%	(1.7%)	3.8%

The increase in net sales by the U.S. entity was driven by higher advanced wound care, first aid division (“FAD”), and specialty fixation devices sales, partially offset by lower private label sales. The lower private label sales were due to the loss of a significant customer in 2015 due to industry consolidation. The increase in net sales by the Canadian entity was driven by higher traditional wound care sales, partially offset by lower advanced wound care sales. Canadian entity net sales were favorably impacted by our exclusive distributor’s rebalancing efforts. Canadian year over year market demand increased 3%. The increase in International sales was driven by higher advanced wound care sales partially offset by lower traditional wound care sales.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$10,600,171	$9,771,024	$910,166	$(81,019)	$829,147	9.3%	(0.8%)	8.5%
Traditional wound care	9,642,386	9,727,628	171,780	(257,022)	(85,242)	1.8	(2.6)	(0.9)

Total	$20,242,557	$19,498,652	$1,081,946	$(338,041)	$743,905	5.5%	(1.7%)	3.8%

The advanced wound care sales increase was led by Total Contact Casting (“TCC”), AMNIO products, and MEDIHONEY, partially offset by lower ALGICEL and XTRASORB sales in the U.S. The decrease in traditional wound care sales was driven by lower private label sales in the U.S., partially offset by higher traditional wound care sales in Canada.

Gross Profit

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$5,385,146	$4,901,124	$569,949	$(85,927)	$484,022	11.6%	(1.8%)	9.9%
Traditional wound care	2,322,377	2,634,002	(268,598)	(43,027)	(311,625)	(10.2)	(1.6)	(11.8)

Total	$7,707,523	$7,535,126	$301,351	$(128,954)	$172,397	4.0%	(1.7%)	2.3%

Gross Profit %
Advanced wound care	50.8%	50.2%
Traditional wound care	24.1%	27.1%

Total	38.1%	38.6%

The increase in gross profit dollars for the advanced wound care segment was driven by higher sales and an increase in the gross profit percentage. The increase in gross profit percentage for the advanced wound care segment was driven by higher sales of higher margined products. The decrease in gross profit dollars for the traditional wound care segment was driven by lower sales and gross profit percentage. The decrease in gross profit percentage for the traditional wound care segment reflected higher sales of lower margined products, and higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by function for the three months ended March 31, 2016 versus 2015:

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total

Distribution	$632,089	$669,024	$(28,132)	$(8,803)	$(36,935)	(4.2%)	(1.3%)	(5.5%)
Marketing	1,346,771	2,282,217	(932,555)	(2,891)	(935,446)	(40.9)	(0.1)	(41.0)
Sales	4,829,498	6,251,356	(1,378,955)	(42,903)	(1,421,858)	(22.1)	(0.7)	(22.7)
G&A	3,144,756	4,055,808	(852,988)	(58,064)	(911,052)	(21.0)	(1.4)	(22.5)

Total	$9,953,114	$13,258,405	$(3,192,630)	$(112,661)	$(3,305,291)	(24.1%)	(0.8%)	(24.9%)

The decrease in distribution expense was due to the Company’s restructuring and overall expense reduction initiatives implemented in the fourth quarter of 2015.

The decrease in marketing expense reflected lower salaries, equity based compensation, and related travel expenses associated with the elimination of five positions, lower consulting costs, and promotional spend as a result of the Company’s restructuring and expense reduction initiatives in the fourth quarter of 2015.

The decrease in sales expense reflected lower salaries, commissions, equity based compensation and related travel expenses as a result of the Company’s reduction from 50 territory managers to 38 along with the elimination of four associated management and support staff in the U.S. and one International territory manager during the fourth quarter of 2015 as well as lower samples and trade show spend in connection with the restructuring and expense reduction initiatives.

The decrease in general and administrative expense reflected lower salaries, equity based compensation and related travel expenses in connection with the vacant position created by the CEO separation from the Company and four finance and information technology positions eliminated in the fourth quarter of 2015, lower consulting and public relations spend in connection with the restructuring and expense reduction initiatives implemented in the fourth quarter of 2015, partially offset by higher recruiting fees in connection with the search for a new CEO.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location
US	$8,672,355	$11,608,168	$(2,935,813)	$-	$(2,935,813)	(25.3%)	-%	(25.3%)
Canada	820,496	1,137,128	(230,788)	(85,844)	(316,632)	(20.3)	(7.5)	(27.8)
International	460,263	513,109	(26,029)	(26,817)	(52,846)	(5.1)	(5.2)	(10.3)

Total	$9,953,114	$13,258,405	$(3,192,630)	$(112,661)	$(3,305,291)	(24.1%)	(0.8%)	(24.9%)

The decrease in expenses in the U.S. in 2016 reflected lower marketing, sales, and executive salaries and related equity based compensation, travel expenses, consulting costs and promotional spend in connection with the fourth quarter 2015 restructuring and expense reduction initiatives. The decrease in expenses in Canada in 2016 reflected lower compensation associated with the elimination of two positions, travel, and consulting costs. The decrease in International expenses during the first quarter reflected lower compensation and travel costs associated with the elimination of one position.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By SegmentDERMA SCIENCES, INC.
Advanced wound care	$5,985,243	$8,044,666	$(2,016,850)	$(42,573)	$(2,059,423)	(25.1%)	(0.5%)	(25.6%)
Traditional wound care	1,016,864	1,313,450	(284,562)	(12,024)	(296,586)	(21.7)	(0.9)	(22.6)
Other	2,951,007	3,900,289	(891,218)	(58,064)	(949,282)	(22.9)	(1.5)	(24.3)

Total	$9,953,114	$13,258,405	$(3,192,630)	$(112,661)	$(3,305,291)	(24.1%)	(0.8%)	(24.9%)

The decrease in each segments’ selling, general and administrative expenses principally reflected changes made in connection with the fourth quarter 2015 restructuring and expense reduction initiatives. Specifically, advanced wound care expenses reflected lower marketing and sales compensation, travel expenses, consulting costs and promotional spend, the traditional wound care expense decrease reflected lower sales compensation costs and promotional spend while the other segment expense decrease reflected lower executive, finance and information technology compensation, travel expenses, consulting and public relations costs partially offset by higher recruiting fees.

Research and Development Expense

The decrease in research and development expense reflected the completion of AMNIO post marketing clinical studies in the advanced wound care segment in 2015. No additional research and development projects have been initiated to date in 2016.

Other (Income) Expense, net

Other (income) expense, net increased $635,828 to income of $268,040 in 2016 from an expense of $367,788 in 2015 due principally to foreign exchange.

Income Tax (Benefit) Provision

Income tax (benefit) provision increased $227,849 to a benefit of $219,798 in 2016 from a provision of $8,051 in 2015 due principally to a reduction in the Company’s U.S. valuation allowance due to the tax impact of the unrealized gain on the Company’s investment in Comvita included in accumulated other comprehensive income, partially offset by tax expense incurred by the Company’s Canadian operations.

Net Loss from Continuing Operations

For the three months ended March 31, 2016, we incurred a net loss from continuing operations of $1,757,753, or $0.07 per share (basic and diluted), compared to a net loss from continuing operations of $6,451,301, or $0.25 per share (basic and diluted), in 2015.

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

In connection with this decision, our entire pharmaceutical development staff, comprised of six positions, was terminated and the process of closing down the programs commenced. The close down activities were substantially completed by the end of 2015.

There was no loss from discontinued operations during the first quarter of 2016 as the Company ceased expenditures on the project. For the three months ended March 31, 2015, we incurred a net loss from discontinued operations of $4,158,276, or $0.16 per share (basic and diluted).

Total Net Loss

For the three months ended March 31, 2016, we incurred a net loss of $1,757,753, or $0.07 per share (basic and diluted), compared to a net loss of $10,609,577, or $0.41 per share (basic and diluted), in 2015.

Liquidity and Capital Resources

Cash Flow and Working Capital

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $11,778,942 and $15,814,205, respectively. The $4,035,263 decrease in cash and cash equivalents reflected net cash used in operating activities of $3,741,419, cash used in investing activities of $103,760, cash used in financing activities of $18,010, and the exchange rate effect on cash and cash equivalents which decreased cash and cash equivalents by $172,074.

Net cash used in operating activities of $3,741,419 during the three months ended March 31, 2016 resulted from $412,771 cash used in operations (net loss plus non-cash items) together with $3,328,648 cash used in the change in operating assets and liabilities. Lower accrued expenses and accounts payable, and higher inventory, were the main drivers behind the net cash used in the change in operating assets and liabilities. The lower accrued expenses and accounts payable principally reflects cash outflows in connection with the restructuring and wind down of the Phase 3 clinical program.

Net cash used in investing activities of $103,760 during the three months ended March 31, 2016 included capital expenditures of $107,750, partially offset by cash provided from the net sale of investments of $3,990.

Net cash used in financing activities of $18,010 during the three months ended March 31, 2016 reflected payment of payroll withholding taxes related to stock-based compensation in connection with net share settlements.

Working capital decreased $357,232 at March 31, 2016 to $57,211,259 from $57,568,491 at December 31, 2015. This decrease principally reflected the net cash used in operating activities.

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

We will continue to nurture our TWC business segment utilizing the appropriate amount of personnel and financial resources to sustain it. Maintenance of this mostly commodity product oriented business segment represents a challenge for us as we compete in a very competitive marketplace. While this segment of our business represents a significant, albeit decreasing percentage of our overall sales and realizes lower gross profit margins, it generates positive segment product contribution margin and cash flow. Our goal is to retain the sales and positive segment product contribution. Our strategy for the TWC business during the last two years has been to seek and nurture opportunities for the sale of private label wound care products to large U.S. retail pharmacy chains to replace lost business we have been experiencing due to industry consolidation.

We believe we have sufficient cash on hand to meet our objectives going forward. Principally through continued AWC segment growth and a stable TWC segment base, we expect the Company to be cash flow positive commencing in the fourth quarter of 2016, with continued improving financial performance thereafter. At March 31, 2016 we had $36.8 million of cash, cash equivalents and short-term investments on our balance sheet. We believe that our working capital is more than sufficient and we do not anticipate any appreciable change other than in response to normal changes in the business. In addition, we have a long-term equity investment worth $19.3 million at March 31, 2016 with one of our major suppliers, which represents an additional source of capital for the Company. No significant capital expenditures are required over the foreseeable future. Significant discretionary capital spending, if any, will be evaluated based on its return on investment and the availability of funds. Should we achieve our prospective sales growth objectives, product license related milestone payments of up to $3.0 million in total are anticipated in the next two to four years. We have no debt and we anticipate only modest inflation related increases in our annual lease obligations going forward. Should the need for capital arise, sources of capital may be available to us through asset based lending using our receivables and inventory as collateral, the sale of equity and the sale of a portion of our business.

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

With the cash on hand, cash equivalents and short-term investments as of March 31, 2016, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of March 31, 2016, except for operating leases entered into in the normal course of business, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in critical accounting policies from those disclosed in the 2015 Form 10-K.

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

Foreign Currency Exchange Risk

During the three months ended March 31, 2016, we generated approximately 83 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has its own functional currency. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Fluctuations in exchange rates affect the reporting of our financial position, results of operations, and cash flows. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the results of operations as unrealized (based on period-end exchange rates) or realized upon settlement of the transactions. We currently do not hedge our exposure to fluctuations in exchange rates.

Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the results of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and the current period impact is recorded in other comprehensive income (loss). Cash flows from operations in foreign countries are translated at the average rate for the period.

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

The Company’s management, with the participation of the Company’s Interim Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on this evaluation, the Company’s Interim Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms, and communicated to our management, including the Interim Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended March 31, 2016, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2015 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We incurred losses of $1,757,753 in the three months ended March 31, 2016 (unaudited), $38,107,480 for the year ended December 31, 2015, and additional losses in previous years. At March 31, 2016, we had an accumulated deficit of $143,807,599 (unaudited). We expect to incur losses for the next few years, and cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of March 31, 2016, up to 4,734,718 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 25,885,494 shares of common stock outstanding as of March 31, 2016.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our financial condition would be adversely impacted if our goodwill becomes impaired.

As a result of purchase accounting for our various acquisitions, we have accumulated $13,457,693 of goodwill as of March 31, 2016 of which $6,337,967 related to our Advanced Wound Care segment and $7,119,726 related to our Traditional Wound Care segment. Our goodwill is not amortized, but is tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively the Company taken as a whole, might exceed its fair value. The impairment test requires us to compare the fair value of each segment to their carrying value, including goodwill. In addition, we evaluate the fair value of our outstanding common stock to determine whether it exceeds our overall carrying value. The fair value of each segment is determined using the “income approach,” where we use a discounted cash flow model to evaluate our goodwill impairment assessment or in combination with other generally acceptable valuation methodologies such as “market approaches”, which utilize comparable company multiples and merger and acquisitions. We predominantly use the income approach because we believe the income approach most appropriately measures our income producing assets. If our goodwill were to become impaired, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations and potentially, our common stock price.

The results of the annual impairment test performed as of December 31, 2015 indicated the fair value of each segment exceeded its carrying value and the fair value of our outstanding common stock exceeded the carrying value of the Company taken as a whole.

The market price of the Company’s common stock has been subject to volatility over the past several months due to overall market conditions and Company events that have taken place. In November 2015, the Company terminated its pharmaceutical development operations, and in December 2015 it announced the implementation of a restructuring plan and the departure of its Chief Executive Officer. As of March 31, 2016, the Company’s carrying value was $99.7 million, or $3.85 per share of outstanding common stock and the Company’s market value was $80.2 million, or $3.10 per share of outstanding common stock based on the closing trading price on such date. In the period of April 1, 2016 through May 9, 2016, the market price of the Company’s common stock has traded in a range of $3.02 to $3.95. Consequently, if our stock price remains at such levels or decreases further in 2016 our goodwill may be determined to be impaired and the Company would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations, and potentially the Company’s stock price.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2011 through 2015 and the first three months of 2016 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014	$7.88	$15.51
2015	$3.85	$9.89
2016*	$2.85	$4.63

(*) January 1 through March 31.

Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;

•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors;
•	The loss of a major customer; and
•	Acquisitions or dispositions of businesses.

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

DERMA SCIENCES, INC.

Dated: May 10, 2016	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer