Form 10-Q
period 2016-06-30
DERMA SCIENCES, INC.
filed 2016-08-08
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: August 5, 2016	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 28,305,591

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$18,998,616	$15,814,205
Short-term investments	25,000,000	25,003,990
Accounts receivable, net of allowances of $606,218 and $704,527, respectively	9,332,223	8,145,589
Inventories	18,286,773	20,690,706
Prepaid expenses and other current assets	1,014,749	1,449,407
Total current assets	72,632,361	71,103,897
Long-term equity investment	15,776,448	16,110,178
Equipment and improvements, net of accumulated depreciation and amortization of $8,426,608 and $7,634,541, respectively	3,951,851	4,129,208
Identifiable intangible assets, net of accumulated amortization of $15,064,010 and $13,615,631, respectively	8,382,866	9,831,245
Goodwill	13,457,693	13,457,693
Other assets	150,348	147,934
Total assets	$114,351,567	$114,780,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,285,434	$2,473,056
Accrued expenses and other current liabilities	4,951,112	6,691,340
Liabilities of discontinued operations	1,477,511	4,371,010
Total current liabilities	8,714,057	13,535,406
Long-term liabilities	684,441	1,014,378
Deferred tax liability	2,819,509	1,804,516
Total liabilities	12,218,007	16,354,300

Commitments and contingencies (Note 11)

Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at June 30, 2016 and December 31, 2015 (liquidation preference of $3,222,368 at June 30, 2016)	733	733
Common stock, $.01 par value; shares authorized 50,000,000; issued and outstanding 25,963,801 at June 30, 2016 and 25,876,870 at December 31, 2015	259,638	258,769
Additional paid-in capital	236,303,495	234,943,291
Accumulated other comprehensive income	7,394,757	5,272,908
Accumulated deficit	(141,825,063)	(142,049,846)
Total stockholders’ equity	102,133,560	98,425,855
Total liabilities and stockholders’ equity	$114,351,567	$114,780,155

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2016	2015*
Net Sales	$22,208,061	$22,556,364
Cost of sales	13,948,215	14,185,116
Gross Profit	8,259,846	8,371,248
Operating Expenses
Selling, general and administrative	10,284,886	13,701,728
Research and development	-	230,942
Total operating expenses	10,284,886	13,932,670
Operating loss	(2,025,040)	(5,561,422)
Other income, net	(4,535,101)	(880,514)
Income (loss) from continuing operations before income taxes	2,510,061	(4,680,908)
Income tax provision	527,525	344,857
Net Income (Loss) from Continuing Operations	1,982,536	(5,025,765)
Discontinued Operations
Loss from discontinued operations, net of taxes	-	(4,259,946)
Net Income (Loss)	$1,982,536	$(9,285,711)
Net income (loss) per common share – basic
Continuing operations	$0.08	$(0.19)
Discontinued operations	-	(0.17)
Total net income (loss) per common share – basic	$0.08	$(0.36)
Net income (loss) per common share – diluted
Continuing operations	$0.08	$(0.19)
Discontinued operations	-	(0.17)
Total net income (loss) per common share – diluted	$0.08	$(0.36)
Shares used in computing net income (loss) per common share – basic	25,915,065	25,759,843
Shares used in computing net income (loss) per common share – diluted	26,058,893	25,759,843

* Reclassified for discontinued operations. See Note 2.

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2016	2015*
Net Sales	$42,450,618	$42,055,016
Cost of sales	26,483,249	26,148,642
Gross Profit	15,967,369	15,906,374
Operating Expenses
Selling, general and administrative	20,238,000	26,960,133
Research and development	-	583,124
Total operating expenses	20,238,000	27,543,257
Operating loss	(4,270,631)	(11,636,883)
Other income, net	(4,803,141)	(512,726)
Income (loss) from continuing operations before income taxes	532,510	(11,124,157)
Income tax provision	307,727	352,908
Net Income (Loss) from Continuing Operations	224,783	(11,477,065)
Discontinued Operations
Loss from discontinued operations, net of taxes	-	(8,418,223)
Net Income (Loss)	$224,783	$(19,895,288)
Net income (loss) per common share – basic
Continuing operations	$0.01	$(0.45)
Discontinued operations	-	(0.33)
Total net income (loss) per common share - basic	$0.01	$(0.78)
Net income (loss) per common share – diluted
Continuing operations	$0.01	$(0.45)
Discontinued operations	-	(0.33)
Total net income (loss) per common share – diluted	$0.01	$(0.78)
Shares used in computing net income (loss) per common share – basic	25,897,179	25,656,875
Shares used in computing net income (loss) per common share – diluted	26,036,047	25,656,875

* Reclassified for discontinued operations. See Note 2.

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
	2016	2015
Net Income (Loss)	$1,982,536	$(9,285,711)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	225,219	(102,652)
Unrealized gain on equity securities, net of taxes of $1,546,426 and ($2,715), respectively	2,581,229	(4,347)
Less: reclassification of realized gain on equity securities included in net income (loss), net of taxes of $1,782,823 and $0, respectively	(2,975,813)	-
Total other comprehensive loss	(169,365)	(106,999)
Comprehensive Income (Loss)	$1,813,171	$(9,392,710)

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Net Income (Loss)	$224,783	$(19,895,288)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	545,784	(258,463)
Unrealized gain on equity securities, net of taxes of $2,727,050 and $2,786, respectively	4,551,878	4,458
Less: reclassification of realized gain on equity securities included in net income (loss), net of taxes of $1,782,823 and $0, respectively	(2,975,813)	-
Total other comprehensive income (loss)	2,121,849	(254,005)
Comprehensive Income (Loss)	$2,346,632	$(20,149,293)

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income (loss)	$224,783	$(19,895,288)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of equipment and improvements	527,243	527,987
Amortization of identifiable intangible assets	1,448,379	1,492,129
Provision for bad debts	(109,982)	18,235
Allowance for sales adjustments	14,041	168,184
Provision for inventory obsolescence	401,121	(47,474)
Deferred rent	(39,623)	(43,506)
Stock-based compensation	1,373,381	2,868,808
Deferred income taxes	78,853	270,255
Gain on sale of investment	(4,740,136)	-
Loss on disposal of equipment	18,615	-
Changes in operating assets and liabilities:
Accounts receivable	(1,175,699)	(560,785)
Inventories	2,474,347	(4,555,063)
Prepaid expenses and other assets	507,121	1,685,116
Accounts payable	(912,947)	1,333,982
Accrued expenses and other liabilities	(4,478,244)	(1,782,281)
Net cash used in operating activities	(4,388,747)	(18,519,701)
Investing Activities
Purchase of investments	(35,008,483)	(35,000,230)
Proceeds from sale of investments	42,606,631	45,996,000
Purchase of equipment and improvements	(165,093)	(964,061)
Net cash provided by investing activities	7,433,055	10,031,709
Financing Activities
Proceeds from exercise of stock options and warrants, net of costs	5,700	1,991,130
Payment of withholding taxes related to employee stock-based compensation	(18,010)	(67,409)
Net cash (used in) provided by financing activities	(12,310)	1,923,721
Effect of exchange rate changes on cash and cash equivalents	152,413	173,121
Net increase (decrease) in cash and cash equivalents	3,184,411	(6,391,150)
Cash and cash equivalents
Beginning of period	15,814,205	19,396,845
End of period	$18,998,616	$13,005,695
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Taxes	$430,922	$-

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Derma Sciences, Inc. and its subsidiaries (the “Company”) is a medical device company focused on two segments of the wound care marketplace: advanced wound care and traditional wound care products. The Company markets its products principally through direct sales representatives in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), and through independent distributors within other select international markets. The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Houston, Texas. The Company utilizes third party distributors for distribution in Canada, Europe, Latin America, Asia and the Pacific. The Company has manufacturing facilities in Toronto, Canada and Nantong, China. See Note 12 for information on an announced sale and acquisition subsequent to June 30, 2016, which will impact the Company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Information included in the consolidated balance sheet as of December 31, 2015 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Net Income (Loss) per Share – Net income (loss) per common share – basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units, in the weighted average number of common shares outstanding for a period, if dilutive. The effects of convertible preferred stock are determined using the if converted method. The effects of the assumed exercise of warrants and stock options, and assumed lapse of restrictions on restricted stock awards, are determined using the treasury stock method.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Total dilutive shares that have been used to compute diluted income (loss) per common share for the three and six months ended June 30, 2016 and 2015 are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Weighted average common shares outstanding - basic	25,915,065	25,759,843	25,897,179	25,656,875
Dilutive shares attributable to:
Convertible preferred stock	73,332	-	73,332	-
Additional stock issuable related to conversion of preferred stock	49,782	-	49,782	-
Restricted share units	-	-	-	-
Warrants	-	-	-	-
Stock options	20,714	-	15,754	-
Sub-total dilutive shares	143,828	-	138,868	-

Weighted average common shares outstanding - diluted	26,058,893	25,759,843	26,036,047	25,656,875

Potentially dilutive securities excluded as a result of the effects of being anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Excluded dilutive shares:
Convertible preferred stock	-	73,332	-	73,332
Additional stock issuable related to conversion of preferred stock	-	49,782	-	49,782
Restricted share units	196,800	677,500	196,800	677,500
Warrants	50,000	1,755,330	50,000	1,755,330
Stock options	2,617,607	2,540,607	2,622,567	2,540,607

Total dilutive shares	2,864,407	5,096,551	2,869,367	5,096,551

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

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Equity Investments and Financial Liabilities, which changes the income statement impact of equity investments held by an entity, as well as the recognition of changes in fair value of financial liabilities when the fair value option is elected. The standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities. Early adoption is not permitted for the provision related to equity investments. After the Company adopts this ASU for the year beginning January 1, 2018, any change in the fair value of the Company’s equity investments will be included in other income, net in the Consolidated Statement of Operations.

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

Effective November 12, 2015, the Company approved a plan to terminate its Phase 3 Aclerastide (DSC127) clinical program for diabetic foot ulcer healing. This action was based on futility determinations emanating out of the planned, pre-specified interim analyses of trial data conducted by the program’s independent Data Monitoring Committee (“DMC”). The decision to end the studies followed the recommendation by the DMC to stop the trials. Based on this recommendation, the Company initiated an orderly termination of all its existing pharmaceutical development activities, comprised of the diabetic foot ulcer healing program and two other programs utilizing the DSC127 compound for other therapeutic indications. As a result of these actions, the Company’s pharmaceutical development activities have been reported as discontinued operations in the Company’s Consolidated Financial Statements. Amounts previously reported in the Pharmaceutical Wound Care segment have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations. There were no noncash charges included in the loss from discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2015.

At June 30, 2016, the Company had $1,477,511 of unpaid severance, cancellation and closure costs included in liabilities of discontinued operations on the Consolidated Balance Sheet.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s restructuring activity for the six months ended June 30, 2016 is as follows:

	CEO	Other Employees	Total

Balance, January 1, 2016	$1,252,105	$826,932	$2,079,037

Charges during period	-	-	-
Payments during period	(369,596)	(779,059)	(1,148,655)

Balance, June 30, 2016	$882,509	$47,873	$930,382

Less current portion	(589,048)	(47,873)	(636,921)

Long term portion	$293,461	$-	$293,461

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

Investment in Equity Securities

In 2013 and 2014, the Company purchased an aggregate 2,802,277 shares of Comvita Limited (“Comvita”) common stock for $8,483,693. In May of 2016, the Company received net proceeds of $7,594,158 from the sale of 925,000 shares of Comvita stock resulting in a gain of $4,740,136 which is included in other income in the consolidated statement of operations. The Company utilized the specific identification method to determine the cost basis of the shares of Comvita stock that were sold. At June 30, 2016, the remaining 1,877,277 shares of Comvita common stock owned by the Company represented approximately 5.0% of Comvita’s outstanding shares.

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income and any dividends received recorded in other income, net in the Consolidated Statement of Operations. The investment is classified as a long term asset. As of June 30, 2016, the fair value of the Comvita common stock was $15,776,448 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative increase in fair value of $10,146,777 has been recorded in accumulated other comprehensive income, net of taxes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Cash and cash equivalents and investments at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015

Cash	$18,998,616	$10,784,522
Cash equivalents	-	5,029,683

Cash and cash equivalents	18,998,616	15,814,205

Investments in debt securities	25,000,000	25,003,990
Investment in equity securities	15,776,448	16,110,178

Total investments	40,776,448	41,114,168

Total cash and cash equivalents and investments	$59,775,064	$56,928,373

The following table provides fair value information as of June 30, 2016:

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$18,998,616	$18,998,616	$-	$-

Investments in debt securities	25,000,000	25,000,000	-	-
Investment in equity securities	15,776,448	15,776,448	-	-

Total investments	40,776,448	40,776,448	-	-

Total	$59,775,064	$59,775,064	$-	$-

The following table provides fair value information as of December 31, 2015:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$15,814,205	$15,814,205	$-	$-

Investments in debt securities	25,003,990	25,003,990	-	-
Investment in equity securities	16,110,178	16,110,178	-	-

Total investments	41,114,168	41,114,168	-	-

Total	$56,928,373	$56,928,373	$-	$-

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

5.	Inventories

Inventories include the following:

	June 30, 2016	December 31, 2015

Finished goods	$12,887,368	$15,347,592
Work in process	397,813	346,233
Packaging materials	1,250,579	1,152,993
Raw materials	3,751,013	3,843,888

Total inventories	$18,286,773	$20,690,706

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities include the following:

	June 30, 2016	December 31, 2015
Accrued compensation and related taxes	$1,344,408	$2,390,855
Liabilities related to restructuring (Note 3)	930,382	2,079,037
Accrued sales incentives and other fees	627,633	613,186
Accrued royalties	461,591	444,563
Other	2,271,539	2,178,077

Total accrued expenses and other liabilities	$5,635,553	$7,705,718

Less current portion	(4,951,112)	(6,691,340)

Long term liabilities	$684,441	$1,014,378

7.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of its preferred stock, the Company has undertaken a number of common stock offerings that impact the preferred stock conversion ratios. As of June 30, 2016, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Common Stock

During the six months ended June 30, 2016, the Company issued 86,931 shares of common stock consisting of: 2,057 shares upon the exercise of stock options for which the Company received $5,700 and 84,874 shares of common stock in connection with the vesting of 90,450 restricted share units.

Stock Purchase Warrants

At June 30, 2016, the Company had 50,000 warrants outstanding expiring on January 14, 2019 with an exercise price of $11.81 to purchase shares of the Company’s common stock.

There were no warrants exercised during the six months ended June 30, 2016. There were 1,705,330 warrants forfeited during the six months ended June 30, 2016.

Equity Based Compensation

Under the Derma Sciences, Inc. 2012 Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue 6,000,000 shares of common stock. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At June 30, 2016, options to purchase 2,638,321 shares and 196,800 restricted share units were issued and outstanding under the EIP Plan and 1,945,512 shares were available for grant.

Stock Options

The EIP Plan permits the granting of both incentive and nonqualified stock options to employees and nonqualified stock options to non-employee directors and consultants of the Company. The option exercise price may not be less than the fair market value of the stock on the date of the grant of the option. The duration of each option may not exceed 10 years from the date of grant.

For the three and six months ended June 30, 2016 and 2015, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Risk-free interest rate	1.10%	1.12%	1.43%	1.61%
Volatility factor	40.0%	36.8%	43.9%	45.7%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	3.47	3.59	5.54	5.69

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2016 is as follows:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2016	2,301,760	$9.04
Granted	621,390	$3.35
Forfeited	(52,452)	$7.41
Exercised	(3,675)	$3.17
Expired	(228,702)	$9.33

Outstanding – June 30, 2016	2,638,321	$7.71

Expected to vest – June 30, 2016	2,611,938	$7.71

Exercisable at June 30, 2016	1,972,383	$8.44

During the six months ended June 30, 2016, the Company granted 501,490 service based options and 119,900 performance based options to Company employees. The weighted average fair value per share of options granted during the six months ended June 30, 2016 was $1.40.

During the six months ended June 30, 2016, 3,675 stock options were exercised on a for-cash and cashless basis. A total of 2,057 shares of common stock were issued in connection with the stock option exercises. The intrinsic value of options exercised in 2016 was $1,560.

During the three and six months ended June 30, 2016 and 2015, stock option compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cost of sales	$26,230	$36,898	$69,949	$109,601
Selling, general and administrative expenses	280,589	540,568	699,281	1,324,646
Discontinued operations	-	(2,605)	-	44,184

Total stock option compensation expense	$306,819	$574,861	$769,230	$1,478,431

As of June 30, 2016, there was $1,240,494 of unrecognized compensation cost related to nonvested service based awards and $100,543 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 2.11 years and 0.50 years for the service and performance based awards, respectively.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value
Unvested – January 1, 2016	152,750	$8.59

Granted	136,800	$3.91
Vested	(90,450)	$7.50
Cancelled	(2,300)	$8.83

Unvested – June 30, 2016	196,800	$5.83

In connection with the vesting of restricted share unit awards during the six months ended June 30, 2016, 5,576 common stock shares with a fair value of $18,010 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended June 30, 2016 and 2015, restricted share unit compensation expense was $271,949 and $666,966, respectively, and for the six months ended June 30, 2016 and 2015 restricted share unit compensation expense was $555,418 and $1,319,707, respectively, and included in selling, general and administrative expense.

As of June 30, 2016, the intrinsic value of the non-vested awards was $775,392 and there was $797,333 of unrecognized compensation cost related to unvested restricted share unit awards. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 0.78 years.

In May of 2016, in consideration of prior service to the Company, the Company granted two retiring directors 30,000 stock options, and accelerated the vesting of any of their unvested stock options and restricted share units, and extended the expiration date of their vested stock options from 90 days from the date of their separation from the Company to the earlier of (i) 36 months from the separation date or (ii) the awards’ original expiration date. An additional $48,733 of stock based compensation expense was recognized during the three months ended June 30, 2016 and included in selling, general and administrative expense in connection with the retirements.

In May of 2015, in consideration of prior service to the Company, the Company granted a retiring director 15,000 stock options, accelerated the vesting of his unvested stock options and restricted share units, and extended the expiration date of his vested stock options from 90 days from his retirement date to the earlier of (i) 36 months from his retirement date or (ii) the awards’ original expiration date. An additional $70,670 of stock based compensation expense was recognized during the three months ended June 30, 2015 and included in selling, general and administrative expense in connection with the retirement.

Shares Reserved for Future Issuance

At June 30, 2016, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred stock (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock (series A – B)	49,782
Common stock options outstanding	2,638,321
Common stock warrants outstanding	50,000
Restricted share units outstanding	196,800
Common stock equivalents available for grant	1,945,512

Total common stock shares reserved	4,953,747

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

8.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of June 30, 2016 was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain on Equity Securities, Net of Taxes	Total

Balance at January 1, 2016	$555,938	$4,716,970	$5,272,908

Other comprehensive income before reclassification	545,784	4,551,878	5,097,662
Amounts reclassified from accumulated other comprehensive income	-	(2,975,813)	(2,975,813)
Balance at June 30, 2016	$1,101,722	$6,293,035	$7,394,757

	Amount reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2016	Affected line item in the consolidated statements of operations

Unrealized gain on equity securities, net of taxes

Realized gain on equity securities	$(4,758,636)	Other income, net
Income tax provision	1,782,823	Income tax provision

Total reclassification	$(2,975,813)

9.	Operating Segments

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

Operating segment sales, gross profit, segment contribution and other related information for 2016 and 2015 from continuing operations were as follows:

Three Months Ended June 30, 2016
	Advanced Wound Care	Traditional Wound Care	Other	Total Company
Net sales	$10,974,270	$11,233,791	$-	$22,208,061
Gross profit	5,852,464	2,407,382	-	8,259,846
Direct expense	(6,227,238)	(1,101,690)	-	(7,328,928)
Segment contribution	$(374,774)	$1,305,692	-	930,918
Indirect income, net			$1,051,618	1,051,618
Net income from continuing operations				$1,982,536

Three Months Ended June 30, 2015
Net sales	$10,292,016	$12,264,348	$-	$22,556,364
Gross profit	4,862,036	3,509,212	-	8,371,248
Direct expense	(8,694,042)	(1,433,222)	-	(10,127,264)
Segment contribution	$(3,832,006)	$2,075,990	-	(1,756,016)
Indirect expenses, net			$(3,269,749)	(3,269,749)
Net loss from continuing operations				$(5,025,765)

Six Months Ended June 30, 2016
	Advanced Wound Care	Traditional Wound Care	Other	Total Company
Net sales	$21,574,441	$20,876,177	$-	$42,450,618
Gross profit	11,237,610	4,729,759	-	15,967,369
Direct expense	(12,212,481)	(2,118,554)	-	(14,331,035)
Segment contribution	$(974,871)	$2,611,205	-	1,636,334
Indirect expenses, net			$(1,411,551)	(1,411,551)
Net income from continuing operations				$224,783

Six Months Ended June 30, 2015
Net sales	$20,063,040	$21,991,976	$-	$42,055,016
Gross profit	9,763,160	6,143,214	-	15,906,374
Direct expense	(17,129,122)	(2,746,673)	-	(19,875,795)
Segment contribution	$(7,365,962)	$3,396,541	-	(3,969,421)
Indirect expenses, net			$(7,507,644)	(7,507,644)
Net loss from continuing operations				$(11,477,065)

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents net sales by location of entity:

Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015

United States	83%	83%	United States	83%	83%
Canada	11%	12%	Canada	11%	11%
Rest of World	6%	5%	Rest of World	6%	6%

For the three months ended June 30, 2016 and 2015, the Company had a major Canadian customer comprising 11% and 12%, respectively, of consolidated net sales. For the six months ended June 30, 2016 and 2015, this same customer comprised 11% and 11%, respectively, of consolidated net sales. At June 30, 2016 and December 31, 2015 the Company was in a net liability position to this customer due to the timing of receivables and related rebate obligations.

10.	Income Taxes

The following table summarizes the income provision and effective tax rate for continuing operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Current tax expense	$274,020	$77,908	$228,874	$82,653
Deferred tax expense	253,505	266,949	78,853	270,255
Income tax expense	$527,525	$344,857	$307,727	$352,908

Effective tax rate	21.0%	(3.9)%	57.8%	(1.8)%

For the three and six months ended June 30, 2016, the Company recognized income tax expense consisting of a U.S. and foreign income tax expense. The U.S. income tax expense relates to the tax impact of the unrealized gain on equity securities from accumulated other comprehensive income and tax treatment of goodwill net of amortization for financial reporting but not tax purposes of acquired identified intangible assets. The foreign income tax expense relates to income taxes recognized as a result of income recognized by the Canadian operations and taxes paid on a dividend from the Comvita investment.

For the three and six months ended June 30, 2015 the Company recognized income tax expense consisting of foreign and U.S. income tax expenses. The foreign income tax expense relates to income taxes recognized as a result of the net income incurred by the Canadian operations and taxes paid on a dividend from the Comvita investment. The U.S. income tax expense consists of a deferred tax expense due to differences in financial reporting and tax treatment of goodwill net of amortization for financial reporting but not tax purposes of acquired identified intangible assets.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Comvita is a stockholder of the Company. The Company purchased $1,334,892 and $1,436,100 of medical grade honey from Comvita in the six months ended June 30, 2016 and 2015, respectively. In addition, the Company incurred MEDIHONEY royalties of $685,695 and $635,898 in the six months ended June 30, 2016 and 2015, respectively. Amounts due to Comvita for raw material purchases and royalties totaled $615,365 and $506,795 at June 30, 2016 and December 31, 2015, respectively.

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

Royalties are payable to BioD under the agreement based upon a sliding scale of the Company’s net sales of Licensed Products within the Territory and declining as net sales increase. Royalty rates range from the low double digits and decline to the mid-single digits. The Company incurred BioD royalties of $166,074 and $127,040 in the six months ended June 30, 2016 and 2015, respectively. The Agreement also requires the Company to make milestone payments to BioD of up to $19,750,000 based upon the achievement of certain development events and annual net sales levels.

The Agreement may be terminated as follows: (i) upon mutual agreement of the parties; (ii) by BioD if the Company challenges certain BioD patents or trade secrets; (iii) by BioD if the Company fails to meet the annual minimum net sales requirement under the Agreement, unless the Company pays the difference between the amount of royalties that would have been due had the minimum annual net sales for such year been achieved and royalty payments made by the Company with respect to net sales during such year plus any milestone payments payable; or (iv) by either party in the event of a material breach or certain events of bankruptcy. The annual minimum net sales requirement commenced in 2015. The Company achieved the minimum net sales requirement for the April 1, 2015 through March 31, 2016 contract year. On July 27, 2016 the Company agreed to acquire BioD, LLC, the parent company of BioDLogics, LLC (Note 12).

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

The Company recognizes revenue under the agreement when title and risk of loss pass to the distributor and collectability is reasonably assured, which is at the time product is shipped to the distributor. Payment terms from the distributor are 30 days. Either party has the right to terminate the agreement when an event of default (as defined) has occurred with respect to the other party. The distributor is entitled to continue to sell or otherwise dispose of all inventory owned by it from and after the date of contract expiration or termination. If termination of the agreement is not occasioned by breach by the distributor, the distributor will be entitled on notice to the Company to return saleable inventory (as defined) to the Company. At June 30, 2016, the distributor’s inventory of Company products was approximately $2,284,000. Estimated returns are reserved at the time of sale. Since the inception of the agreement, sales returns have been minimal.

Contingencies

On occasion, the Company is involved in claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

12.	Subsequent Events

Sale of First Aid Division

On July 26, 2016, the Company agreed to sell its First Aid Division (“FAD”) to Dukal Corporation (“Dukal”) for approximately $12,200,000. The Company will receive $9,500,000 in cash and a $2,700,000 note payable from Dukal, subject to adjustment based on final inventory figures, with principal and interest payable over 36 months. FAD net sales for the fiscal year ended December 31, 2015 were approximately $16,700,000 and contribution to the traditional wound care segment contribution was approximately $1,700,000. Dukal will assume the FAD inventory, all third party supply agreements, the lease obligation at Derma Sciences’ Houston warehouse and related personnel expense. The sale is subject to certain closing conditions and is expected to close in mid-August 2016.

Acquisition of BioD, LLC

On August 5, 2016, the Company acquired BioD, LLC for $21,300,309 ($13,845,258 in cash and $7,455,051 in stock) subject to certain adjustments, as well as potential product regulatory milestone payments in the aggregate estimated to be up to $30,000,000 and earn outs in the first and second years based on incremental net sales growth of up to $26,500,000 payable in cash and Company stock. Any future payments in Company stock are at the Company’s discretion. BioD, LLC is a privately held company engaged in the development and commercialization of novel proprietary regenerative medical products derived from placental birth tissues for use in a broad range of clinical applications, including orthopedic, spine and ophthalmic channels. For its fiscal year ended December 31, 2015, BioD, LLC had sales of approximately $18,600,000, gross profit of approximately $16,300,000, and pre-tax income of approximately $2,900,000. The Company has distributed BioDLogics products since 2014 into the wound care channel under an exclusive agreement (Note 11). BioD, LLC will operate as a wholly owned subsidiary and retain its manufacturing, distribution and sales and marketing infrastructure located in Memphis, TN. The Company is presently conducting a valuation analysis to determine the allocation of the final purchase price to the underlying assets acquired and liabilities assumed in this transaction. Through June 30, 2016, the Company has incurred $162,160 of costs related to the purchase and has charged them to selling, general and administrative expense.

In addition, certain former BioD, LLC equity holders purchased approximately $2,300,000 in shares of Company common stock at a price of $4.1692 per share.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Overview

Operating Results of Three Months Ended June 30, 2016 and 2015

The following table highlights the operating results for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Variance
	2016	2015
Gross sales	$25,183,238	$25,636,623	$(453,385)	(1.8)%
Sales adjustments	(2,975,177)	(3,080,259)	105,082	(3.4)%
Net sales	22,208,061	22,556,364	(348,303)	(1.5)%
Cost of sales	13,948,215	14,185,116	(236,901)	(1.7)%
Gross profit	8,259,846	8,371,248	(111,402)	(1.3)%

Selling, general and administrative expense	10,284,886	13,701,728	(3,416,842)	(24.9)%
Research and development expense	-	230,942	(230,942)	*
Other income, net	(4,535,101)	(880,514)	(3,654,587)	*
Total	5,749,785	13,052,156	(7,302,371)	(55.9)%

Income (loss) from continuing operations before income taxes	2,510,061	(4,680,908)	7,190,969	153.6%

Income tax provision	527,525	344,857	182,668	*
Net income (loss) from continuing operations	1,982,536	(5,025,765)	7,008,301	139.4%
Loss from discontinued operations, net of taxes	-	(4,259,946)	(4,259,946)	*
Net income (loss)	$1,982,536	$(9,285,711)	$11,268,247	121.4%

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended June 30,
	2016	2015
Gross sales	$25,183,238	$25,636,623
Trade rebates	(2,033,830)	(2,171,389)
Distributor fees	(256,466)	(246,204)
Sales incentives	(336,723)	(357,463)
Returns and allowances	(159,913)	(107,423)
Cash discounts	(188,245)	(197,780)
Total adjustments	(2,975,177)	(3,080,259)
Net sales	$22,208,061	$22,556,364

Trade rebates decreased in 2016 versus 2015 principally due to a decrease in sales subject to rebate in the U.S. and Canada. The increase in distributor fees was commensurate with the increase in the Canadian distribution fee rate due to a change in the sales mix of products for which it is based. The decrease in sales incentives reflected lower sales subject to incentives in U.S. and Canada.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Entity Location

US	$19,875,571	$(1,523,699)	$18,351,872	$20,301,208	$(1,543,976)	$18,757,232
Canada	3,892,613	(1,449,431)	2,443,182	4,292,562	(1,536,283)	2,756,279
International	1,415,054	(2,047)	1,413,007	1,042,853	-	1,042,853

Total	$25,183,238	$(2,975,177)	$22,208,061	$25,636,623	$(3,080,259)	$22,556,364

U.S. sales adjustments decreased due to lower rebates, sales incentives, and cash discounts, partially offset by higher returns and allowance. Rebates in the U.S. decreased as a result of a decrease in sales subject to rebate. U.S. sales incentives decreased due to decreased sales upon which the fees are based. Sales adjustments in Canada were lower in 2016 than 2015 due to lower rebates. The decrease in Canadian sales rebates was commensurate with the decrease in Canadian sales upon which the fees are based partially offset by an increase in the rebate percentage due to increased sales of higher rebated products.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Segment

Advanced wound care	$11,788,430	$(814,160)	$10,974,270	$11,346,818	$(1,054,802)	$10,292,016
Traditional wound care	13,394,808	(2,161,017)	11,233,791	14,289,805	(2,025,457)	12,264,348

Total	$25,183,238	$(2,975,177)	$22,208,061	$25,636,623	$(3,080,259)	$22,556,364

Advanced wound care sales adjustments decreased due to lower trade rebates and sales incentives. Advanced wound care rebates and sales incentives decreased due to a decrease in sales upon which the fees are based, as well as a decrease in Medicare part B rebates. Traditional wound care sales adjustments increased in 2016 versus 2015 due to higher trade rebates and distribution fees. The increase in traditional wound care sales rebates was commensurate with the increase in sales upon which the fees are based. The traditional wound care rebate percentage also increased due to increased sales of higher rebated products. A higher distribution fee percentage also impacted the traditional wound care segment.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015
Beginning balance – April 1	$1,702,039	$1,621,938
Rebates paid	(2,045,310)	(1,902,620)
Rebates accrued	2,033,830	2,171,389
Ending balance – June 30	$1,690,559	$1,890,707

The $11,480 decrease in the trade rebate reserve balance at June 30, 2016 from April 1, 2016 principally reflected the timing of rebate payments and decrease in sales subject to rebate and the rebate percentage. There was no other significant change in the nature of our business during the three months ended June 30, 2016 as it related to the accrual and subsequent payment of rebates.

Net Sales

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location

US	$18,351,872	$18,757,232	$(405,360)	$-	$(405,360)	(2.2)%	-%	(2.2)%
Canada	2,443,182	2,756,279	(197,267)	(115,830)	(313,097)	(7.2)	(4.2)	(11.4)%
International	1,413,007	1,042,853	467,701	(97,547)	370,154	44.8	(9.4)	35.5%

Total	$22,208,061	$22,556,364	$(134,926)	$(213,377)	$(348,303)	(0.6)%	(0.9)%	(1.5)%

The decrease in net sales by the U.S. entity was driven by lower traditional wound care sales partially offset by higher advanced wound care sales. The decrease in traditional wound care sales was driven by a decrease in First Aid Division (“FAD”) sales. The 2015 FAD sales included an initial stocking order for a large U.S. retail pharmacy chain. The higher advanced wound care sales were related to higher MEDIHONEY, Total Contact Casting (“TCC”), and AMNIO sales. The decrease in net sales by the Canadian entity was driven by lower traditional wound care and advanced wound care sales. Canadian entity net sales were unfavorably impacted by our exclusive distributor’s rebalancing efforts. Canadian year over year market demand increased 3%. The increase in international sales was driven by higher advanced and traditional wound care sales.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$10,974,270	$10,292,016	$779,325	$(97,071)	$682,254	7.6%	(0.9)%	6.6%
Traditional wound care	11,233,791	12,264,348	(914,251)	(116,306)	(1,030,557)	(7.5)	(0.9)	(8.4)

Total	$22,208,061	$22,556,364	$(134,926)	$(213,377)	$(348,303)	(0.6)%	(0.9)%	(1.5)%

The advanced wound care sales increase was led by MEDIHONEY, TCC, and AMNIO products in the U.S and MEDIHONEY international product sales. The decrease in traditional wound care sales was driven by lower FAD sales in the U.S. and lower traditional wound care sales in Canada.

Gross Profit

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$5,852,464	$4,862,036	$1,059,939	$(69,511)	$990,428	21.8%	(1.4)%	20.4%
Traditional wound care	2,407,382	3,509,212	(1,070,637)	(31,193)	(1,101,830)	(30.5)	(0.9)	(31.4)

Total	$8,259,846	$8,371,248	$(10,698)	$(100,704)	$(111,402)	(0.1)%	(1.2)%	(1.3)%

Gross Profit %
Advanced wound care	53.3%	47.2%
Traditional wound care	21.4%	28.6%

Total	37.2%	37.1%

The increase in gross profit dollars for the advanced wound care segment was driven by higher sales and an increase in the gross profit percentage. The increase in gross profit percentage for the advanced wound care segment was driven by favorable sales mix and lower product costs. The decrease in gross profit dollars for the traditional wound care segment was driven by lower sales and gross profit percentage. The decrease in gross profit percentage for the traditional wound care segment reflected higher sales of lower margined products, higher product costs due to foreign exchange and higher manufacturing costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by function for the three months ended June 30, 2016 versus 2015:

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total

Distribution	$640,914	$680,575	$(35,249)	$(4,412)	$(39,661)	(5.2)%	(0.6)%	(5.8)%
Marketing	1,680,672	2,543,431	(856,537)	(6,222)	(862,759)	(33.7)	(0.2)	(33.9)
Sales	4,857,343	6,478,566	(1,582,638)	(38,585)	(1,621,223)	(24.4)	(0.6)	(25.0)
G&A	3,105,957	3,999,156	(864.391)	(28,808)	(893,199)	(21.6)	(0.7)	(22.3)

Total	$10,284,886	$13,701,728	$(3,338,815)	$(78,027)	$(3,416,842)	(24.3)%	(0.6)%	(24.9)%

The decrease in distribution expense was related to lower operating costs due to the Company’s restructuring and overall expense reduction initiatives.

The decrease in marketing expense reflected lower salaries, equity based compensation, and related travel expenses associated with the elimination of five positions, lower consulting costs, promotional spend, and product development expenses as a result of the Company’s restructuring and expense reduction initiatives.

The decrease in sales expense reflected lower salaries, commissions, equity based compensation, operating costs and related travel expenses as a result of the Company’s reduction from 50 territory managers to 38 along with the elimination of five specialty field representatives and four associated management and support staff in the U.S. and one International territory manager during the fourth quarter of 2015, as well as lower samples expense, trade show and meetings costs in connection with the restructuring and expense reduction initiatives, partially offset by higher volume driven group purchasing organization fees.

The decrease in general and administrative expense reflected lower salaries, equity based compensation and related travel expenses in connection with the vacant position created by the CEO separation from the Company in December 2015 together with three finance and one information technology positions eliminated in the fourth quarter of 2015, lower consulting, accounting, and legal costs, as well as lower public and investor relations spend in connection with the restructuring and expense reduction initiatives implemented in the fourth quarter of 2015, partially offset by due diligence fees incurred in 2016.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location
US	$8,879,794	$12,025,346	$(3,145,553)	$-	$(3,145,552)	(26.2)%	-%	(26.2)%
Canada	889,103	1,148,338	(216,528)	(42,707)	(259,235)	(18.9)	(3.7)	(22.6)
International	515,989	528,044	23,267	(35,322)	(12,055)	4.4	(6.7)	(2.3)

Total	$10,284,886	$13,701,728	$(3,338,814)	$(78,028)	$(3,416,842)	(24.3)%	(0.6)%	(24.9)%

The decrease in expenses in the U.S. in 2016 reflected lower marketing, sales, and executive salaries and related equity based compensation, travel expenses, consulting costs and promotional spend in connection with the fourth quarter 2015 restructuring and expense reduction initiatives, partially offset by due diligence fees incurred in 2016. The decrease in expenses in Canada in 2016 reflected lower compensation associated with the elimination of two positions, travel, and consulting costs. The decrease in International expenses in 2016 reflected lower compensation and travel costs associated with the elimination of one position.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment
Advanced wound care	$6,227,238	$8,463,100	$(2,193,546)	$(42,316)	$(2,235,862)	(25.9)%	(0.5)%	(26.4)%
Traditional wound care	1,101,690	1,433,222	(324,627)	(6,905)	(331,532)	(22.6)	(0.5)	(23.1)
Other	2,955,958	3,805,406	(820,641)	(28,807)	(849,448)	(21.5)	(0.8)	(22.3)

Total	$10,284,886	$13,701,728	$(3,338,814)	$(78,028)	$(3,416,842)	(24.3)%	(0.6)%	(24.9)%

Research and Development Expense

The decrease in research and development expense reflected the completion of AMNIO post marketing clinical studies in the advanced wound care segment in 2015. No additional research and development projects have been initiated to date in 2016.

Other Income, net

Other income, net increased $3,654,587 to $4,535,101 in 2016 from $880,514 in 2015 due principally to a $4,740,136 gain on the sale of the Comvita investment partially offset by the impact of foreign exchange losses. The foreign exchange losses were significantly impacted by Great Britain’s referendum vote in June, 2016 to withdraw from the European Union.

Income Tax Provision

Income tax provision increased $182,668 to $527,525 in 2016 from $344,857 in 2015 due principally to the U.S. income tax impact of the unrealized gain on equity securities from accumulated other comprehensive income and tax treatment of goodwill net of amortization for financial reporting but not tax purposes of acquired identified intangible assets, partially offset by lower income from the Canadian operations.

Net Loss from Continuing Operations

For the three months ended June 30, 2016, we generated net income from continuing operations of $1,982,536, or $0.08 per share (basic and diluted), compared to a net loss from continuing operations of $5,025,765, or $0.20 per share (basic and diluted), in 2015.

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

There was no loss from discontinued operations during the second quarter of 2016 as the Company ceased expenditures on the project. For the three months ended June 30, 2015, we incurred a net loss from discontinued operations of $4,259,946, or $0.17 per share (basic and diluted).

Total Net Loss

For the three months ended June 30, 2016, we generated net income of $1,982,536, or $0.08 per share (basic and diluted), compared to a net loss of $9,285,711, or $0.36 per share (basic and diluted), in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Overview

Operating Results of Six Months Ended June 30, 2016 and 2015

The following table highlights the operating results for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Variance
	2016	2015
Gross sales	$47,950,142	$47,533,696	$416,446	0.9%
Sales adjustments	(5,499,524)	(5,478,680)	(20,844)	0.4%
Net sales	42,450,618	42,055,016	395,602	0.9%
Cost of sales	26,483,249	26,148,642	334,607	1.3%
Gross profit	15,967,369	15,906,374	60,995	0.4%

Selling, general and administrative expense	20,238,000	26,960,133	(6,722,133)	(24.9)%
Research and development expense	-	583,124	(583,124)	*
Other income, net	(4,803,141)	(512,726)	(4,290,415)	*
Total	15,434,859	27,030,531	(11,595,672)	(42.9)%

Income (loss) from continuing operations before income taxes	532,510	(11,124,157)	11,656,667	*

Income tax provision	307,727	352,908	(45,181)	*
Net income (loss) from continuing operations	224,783	(11,477,065)	11,701,848	*
Loss from discontinued operations, net of taxes	-	(8,418,223)	(8,418,223)	*
Net income (loss)	$224,783	$(19,895,288)	$20,120,071	*

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Six Months Ended June 30,
	2016	2015
Gross sales	$47,950,142	$47,533,696
Trade rebates	(3,823,533)	(3,754,965)
Distributor fees	(501,222)	(427,976)
Sales incentives	(567,326)	(659,869)
Returns and allowances	(245,965)	(267,757)
Cash discounts	(361,478)	(368,113)
Total adjustments	(5,499,524)	(5,478,680)
Net sales	$42,450,618	$42,055,016

Trade rebates increased in 2016 versus 2015 principally due to increases in sales subject to rebate, and the rebate percentage as a result of changes in product mix towards higher rebated products in Canada. The increase in distributor fees was commensurate with the increase in Canadian sales upon which the fees were based and a higher percentage rate driven by the change in the sales mix of products for which it is based. The decrease in sales incentives reflected lower sales subject to incentives.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Entity Location

US	$37,757,803	$(2,670,955)	$35,086,848	$37,886,703	$(2,809,233)	$35,077,470
Canada	7,599,865	(2,825,066)	4,774,799	7,466,687	(2,669,429)	4,797,258
International	2,592,474	(3,503)	2,588,971	2,180,306	(18)	2,180,288

Total	$47,950,142	$(5,499,524)	$42,450,618	$47,533,696	$(5,478,680)	$42,055,016

U.S. sales adjustments decreased principally due to lower sales incentives reflecting decreased sales upon which the fees are based. Sales adjustments in Canada were higher in 2016 than 2015 due to higher trade rebates and distribution fees. The increase in Canadian sales rebates and distributor fees was commensurate with the increase in Canadian sales upon which the fees are based. The Canadian rebate percentage also increased due to increased sales of higher rebated products. The Canadian distribution fees was also negatively impacted by a higher percentage rate.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Segment

Advanced wound care	$23,054,849	$(1,480,408)	$21,574,441	$21,980,559	$(1,917,519)	$20,063,040
Traditional wound care	24,895,293	(4,019,116)	20,876,177	25,553,137	(3,561,161)	21,991,976

Total	$47,950,142	$(5,499,524)	$42,450,618	$47,533,696	$(5,478,680)	$42,055,016

Advanced wound care sales adjustments decreased due to lower trade rebates and sales incentives. Advanced wound care rebates and sales incentives decreased due to a decrease in sales upon which the fees are based, including a decrease in Medicare part B rebates, partially offset by a higher rebate percentage as a result of increased sales of higher rebated products. Traditional wound care sales adjustments increased in 2016 versus 2015 due to higher trade rebates and distribution fees due principally to an increase in sales upon which the fees are based in Canada. The traditional wound care rebate percentage also increased due to increased sales of higher rebated products. The higher distribution fee percentage also unfavorably impacted the traditional wound care segment.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
Beginning balance – January 1	$1,636,439	$1,880,525
Rebates paid	(3,769,413)	(3,744,783)
Rebates accrued	3,823,533	3,754,965
Ending balance – June 30	$1,690,559	$1,890,707

The $54,120 increase in the trade rebate reserve balance at June 30, 2016 from January 1, 2016 principally reflected the timing of rebate payments and increases in sales subject to rebate and the rebate percentage. There was no other significant change in the nature of our business during the six months ended June 30, 2016 as it related to the accrual and subsequent payment of rebates.

Net Sales

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location

US	$35,086,848	$35,077,470	$9,378	$-	$9,378	0.0%	-%	0.0%
Canada	4,774,799	4,797,258	362,206	(384,665)	(22,459)	7.5	(8.0)	(0.5)%
International	2,588,971	2,180,288	575,437	(166,754)	408,683	26.3	(7.6)	18.7

Total	$42,450,618	$42,055,016	$947,021	$(551,419)	$395,602	2.2%	(1.3)%	0.9%

The increase in net sales by the U.S. entity was driven by higher advanced wound care sales, partially offset by lower traditional wound care sales. The traditional wound care sales decrease was due to lower FAD and private label sales. The increase in advanced wound care sales was led by higher TCC, MEDIHONEY, and AMNIO sales, partially offset by lower ALGICEL, BIOGUARD, and XTRASORB sales. The 2015 FAD sales included an initial stocking order to a large U.S. retail pharmacy chain and private label sales were due to the loss of a significant customer in 2015 due to industry consolidation. The increase in net sales by the Canadian entity, excluding the effects of foreign currency exchange, was driven by higher traditional wound care sales partially offset by lower advanced wound care sales. Canadian entity net sales were favorably impacted by our exclusive distributor’s inventory rebalancing efforts. Canadian year over year market demand increased 4.6%. The increase in international sales was driven by higher advanced and traditional wound care sales.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$21,574,441	$20,063,040	$1,689,491	$(178,090)	$1,511,401	8.4%	(0.9)%	7.5%
Traditional wound care	20,876,177	21,991,976	(742,470)	(373,329)	(1,115,799)	(3.4)	(1.7)	(5.1)

Total	$42,450,618	$42,055,016	$947,021	$(551,419)	$395,602	2.3%	(1.3)%	0.9%

The advanced wound care sales increase was led by TCC, AMNIO products, and MEDIHONEY, partially offset by lower ALGICEL, BIOGUARD, and XTRASORB sales in the U.S. and MEDIHONEY international sales. The decrease in traditional wound care sales was driven by lower FAD and private label sales, partially offset by higher traditional wound care sales in Canada.

Gross Profit

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$11,237,610	$9,763,160	$1,629,909	$(155,459)	$1,474,450	16.7%	(1.6)%	15.1%
Traditional wound care	4,729,759	6,143,214	(1,339,256)	(74,199)	(1,413,455)	(21.8)	(1.2)	(23.0)

Total	$15,967,369	$15,906,374	$290,653	$(229,658)	$60,995	1.8%	(1.4)%	0.4%

Gross Profit %
Advanced wound care	52.1%	48.7%
Traditional wound care	22.7%	27.9%

Total	37.6%	37.8%

The increase in gross profit dollars for the advanced wound care segment was driven by higher sales and an increase in the gross profit percentage. The increase in gross profit percentage for the advanced wound care segment was driven by sales mix and lower product costs. The decrease in gross profit dollars for the traditional wound care segment was driven by lower sales and gross profit percentage. The decrease in gross profit percentage for the traditional wound care segment reflected unfavorable product mix, higher product costs due to foreign exchange , and higher manufacturing costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by function for the six months ended June 30, 2016 versus 2015:

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total

Distribution	$1,273,003	$1,349,599	$(63,381)	$(13,215)	$(76,596)	(4.7)%	(1.0)%	(5.7)%
Marketing	3,027,443	4,825,648	(1,789,092)	(9,113)	(1,798,205)	(37.1)	(0.2)	(37.3)
Sales	9,686,840	12,729,922	(2,961,593)	(81,489)	(3,043,082)	(23.3)	(0.6)	(23.9)
G&A	6,250,714	8,054,964	(1,717,379)	(86,871)	(1,804,250)	(21.3)	(1.1)	(22.4)

Total	$20,238,000	$26,960,133	$(6,531,445)	$(190,688)	$(6,722,133)	(24.2)%	(0.7)%	(24.9)%

The decrease in distribution expense was related to lower operating costs due to the Company’s restructuring and overall expense reduction initiatives implemented in the fourth quarter of 2015.

The decrease in marketing expense reflected lower salaries, equity based compensation, and related travel expenses associated with the elimination of five positions, lower consulting costs, promotional and product development spend, as well as lower meeting costs, as a result of the Company’s restructuring and expense reduction initiatives.

The decrease in sales expense reflected lower salaries, commissions, equity based compensation, operating costs and related travel expenses as a result of the Company’s reduction from 50 territory managers to 38 along with the elimination of five specialty field representatives and four associated management and support staff in the U.S. and one International territory manager during the fourth quarter of 2015, as well as lower samples and trade show spend, and lower meetings costs in connection with the restructuring and expense reduction initiatives, partially offset by higher volume driven group purchasing organization fees.

The decrease in general and administrative expense reflected lower salaries, equity based compensation, operating costs and related travel expenses in connection with the vacant position created by the CEO separation from the Company in December, 2015, together with and three finance and one information technology positions eliminated in the fourth quarter of 2015, lower accounting, legal, and consulting fees, as well as lower public and investor relations spend in connection with the restructuring and expense reduction initiatives implemented in the fourth quarter of 2015, partially offset by higher recruiting fees in connection with the search for a new CEO as well as due diligence fees incurred in 2016.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location
US	$17,552,149	$23,633,515	$(6,081,366)	$-	$(6,081,366)	(25.7)%	-%	(25.7)%
Canada	1,709,598	2,285,465	(447,318)	(128,549)	(575,867)	(19.6)	(5.6)	(25.2)
International	976,253	1,041,153	(2,761)	(62,139)	(64,900)	(0.3)	(6.0)	(6.2)

Total	$20,238,000	$26,960,133	$(6,531,445)	$(190,688)	$(6,722,133)	(24.2)%	(0.7)%	(24.9)%

The decrease in expenses in the U.S. in 2016 reflected lower marketing, sales, and executive salaries and related equity based compensation, travel expenses, consulting costs and promotional spend in connection with the fourth quarter 2015 restructuring and expense reduction initiatives, partially offset by higher recruiting and due diligence fees. The decrease in expenses in Canada in 2016 reflected lower compensation associated with the elimination of two positions, travel, and consulting costs.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment
Advanced wound care	$12,212,481	$17,090,892	$(4,793,522)	$(84,889)	$(4,878,411)	(28.0)%	(0.5)%	(28.5)%
Traditional wound care	2,118,554	2,746,653	(609,170)	(18,929)	(628,099)	(22.2)	(0.7)	(22.9)
Other	5,906,965	7,122,588	(1,128,753)	(86,870)	(1,215,623)	(15.8)	(1.2)	(17.0)

Total	$20,238,000	$26,960,133	$(6,531,445)	$(190,688)	$(6,722,133)	(24.2)%	(0.7)%	(24.9)%

Research and Development Expense

The decrease in research and development expense reflected the completion of AMNIO post marketing clinical studies in the advanced wound care segment in 2015. No additional research and development projects have been initiated to date in 2016.

Other Income, net

Other income, net increased $4,290,415 to $4,803,141 in 2016 from $512,726 in 2015 due principally to a $4,740,136 gain on the sale of the Comvita investment partially offset by the impact of foreign exchange losses. The foreign exchange losses were significantly impacted by Great Britain’s referendum vote in June, 2016 to withdraw from the European Union.

Income Tax Provision

Income tax provision decreased $45,181 to $307,727 in 2016 from a $352,908 in 2015 due principally to lower income from the Canadian operations.

Net Loss from Continuing Operations

For the six months ended June 30, 2016, we generated net income from continuing operations of $224,783, or $0.01 per share (basic and diluted), compared to a net loss from continuing operations of $11,477,065, or $0.45 per share (basic and diluted), in 2015.

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

There was no loss from discontinued operations during the first six months of 2016 as the Company ceased expenditures on the project. For the six months ended June 30, 2015, we incurred a net loss from discontinued operations of $8,418,223, or $0.33 per share (basic and diluted).

Total Net Loss

For the six months ended June 30, 2016, we generated net income of $224,783, or $0.01 per share (basic and diluted), compared to a net loss of $19,895,288, or $0.78 per share (basic and diluted), in 2015.

Liquidity and Capital Resources

Cash Flow and Working Capital

At June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $18,998,616 and $15,814,205, respectively. The $3,184,411 increase in cash and cash equivalents reflected net cash provided by investing activities of $7,433,055 and the exchange rate effect on cash and cash equivalents which increased cash and cash equivalents by $152,413, partially offset by cash used in operating activities of $4,388,747 and cash used in financing activities of $12,310.

Net cash provided by investing activities of $7,433,055 during the six months ended June 30, 2016 included net cash provided from the sale and purchase of investments of $7,598,148, partially offset by capital expenditures of $165,093.

Net cash used in operating activities of $4,388,747 during the six months ended June 30, 2016 resulted from $803,325 cash used in operations (net income plus non-cash items) together with $3,585,422 cash used in the change in operating assets and liabilities. Lower accrued expenses and accounts payable, along with higher accounts receivable, partially offset by lower inventories and prepaid expenses and other assets led to the net cash used in the change in operating assets and liabilities. The lower accrued expenses and accounts payable principally reflects cash outflows in connection with the restructuring and wind down of the Phase 3 clinical program. The higher accounts receivable reflects timing of customer payments. The lower inventories reflects an effort by the Company to improve its inventory investment.

Net cash used in financing activities of $12,310 during the six months ended June 30, 2016 reflected payment of payroll withholding taxes related to stock-based compensation in connection with net share settlements of $18,010, partially offset by cash received from the exercise of stock options of $5,700.

Working capital increased $6,349,813 at June 30, 2016 to $63,918,304 from $57,568,491 at December 31, 2015. This increase principally reflected the net cash provided by investing activities.

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

We believe we have sufficient cash on hand to meet our objectives going forward. Principally through continued AWC segment growth and a stable TWC segment base, we expect the Company to be cash flow positive commencing in the fourth quarter of 2016, with continued improving financial performance thereafter. At June 30, 2016 we had $43,998,616 of cash, cash equivalents and short-term investments on our balance sheet. We believe that our working capital is more than sufficient and we do not anticipate any appreciable change other than in response to normal changes in the business. In addition, we have a long-term equity investment worth $15,776,448 at June 30, 2016 with one of our major suppliers, which represents an additional source of capital for the Company. No significant capital expenditures are required over the foreseeable future. Significant discretionary capital spending, if any, will be evaluated based on its return on investment and the availability of funds. Should we achieve our prospective sales growth objectives, product license related milestone payments of up to $3,000,000 in total are anticipated in the next two to four years. We have no debt and we anticipate only modest inflation related increases in our annual lease obligations going forward. Should the need for capital arise, sources of capital may be available to us through asset based lending using our receivables and inventory as collateral, the sale of equity and the sale of a portion of our business.

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

We closed fiscal 2015 with $40,818,195 of cash, cash equivalents and short term investments on hand together with Comvita common stock valued at $16,110,178. The restructuring of our core operations together with the discontinuation of our pharmaceutical development program in the quarter ended December 31, 2015 has served to significantly reduce our cash burn going forward. On May 12, 2016, we sold 925,000 shares of Comvita Limited common stock for net proceeds of $7,594,158. At June 30, 2016, this resulted in our having $43,998,616 of cash, cash equivalents and short term investments on hand together with Comvita common stock valued at $15,776,448, further implementing our growth strategy.

On July 26, 2016 we entered into a definitive agreement to sell our First Aid Division for approximately $12,200,000 including inventory. Terms of the agreement call for the payment of $9,500,000 in cash at closing together with a $2,700,000 note payable with payment of principal and interest payable over 36 months. The FAD had revenue of approximately $16,700,000 in 2015. The sale removes a lower margin business and provides us with the capital to pursue our strategic objective of building our higher growth, higher margin advanced wound care business. The transaction is expected to close in mid-August 2016.

On August 5, 2016 we acquired BioD, LLC for a total transaction value of an estimated $77,800,000. The total estimated transaction value included a payment of cash and common stock of $21,300,309 at closing ($13,845,258 in cash and $7,455,051 in stock), as well as potential product regulatory milestone payments of cash and stock in an aggregate amount estimated to be up to $30,000,000 and earn outs in the first and second years based on incremental net sales growth of up to $26,500,000 in total. BioD, LLC is a privately held company engaged in the development and commercialization of novel proprietary regenerative products derived from placental/birth tissues for use in a broad range of clinical applications.

With the cash on hand, cash equivalents and short-term investments as of June 30, 2016, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of June 30, 2016, except for operating leases entered into in the normal course of business, we had no off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

During the six months ended June 30, 2016, we generated approximately 83 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has its own functional currency. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Fluctuations in exchange rates affect the reporting of our financial position, results of operations, and cash flows. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the results of operations as unrealized (based on period-end exchange rates) or realized upon settlement of the transactions. We currently do not hedge our exposure to fluctuations in exchange rates.

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

The Company’s management, with the participation of the Company’s Interim Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on this evaluation, the Company’s Interim Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms, and communicated to our management, including the Interim Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended June 30, 2016, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2015 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We generated income of $224,783 in the six months ended June 30, 2016 (unaudited) as a result of a $4,740,136 gain on the sale of a portion of the investment in Comvita, and a loss of $38,107,480 for the year ended December 31, 2015, and additional losses in previous years. At June 30, 2016, we had an accumulated deficit of $141,825,063 (unaudited). We cannot offer any assurance that we will be able to generate sustained or significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of June 30, 2016, up to 3,008,235 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, warrants, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are substantial compared to the 25,963,801 shares of common stock outstanding as of June 30, 2016.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our financial condition would be adversely impacted if our goodwill becomes impaired.

As a result of purchase accounting for our various acquisitions, we have accumulated $13,457,693 of goodwill as of June 30, 2016 of which $6,337,967 related to our Advanced Wound Care segment and $7,119,726 related to our Traditional Wound Care segment. Our goodwill is not amortized, but is tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively the Company taken as a whole, might exceed its fair value. The impairment test requires us to compare the fair value of each segment to their carrying value, including goodwill. In addition, we evaluate the fair value of our outstanding common stock to determine whether it exceeds our overall carrying value. The fair value of each segment is determined using the “income approach,” where we use a discounted cash flow model to evaluate our goodwill impairment assessment or in combination with other generally acceptable valuation methodologies such as “market approaches”, which utilize comparable company multiples and merger and acquisitions. We predominantly use the income approach because we believe the income approach most appropriately measures our income producing assets. If our goodwill were to become impaired, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations and potentially, our common stock price.

The results of the annual impairment test performed as of December 31, 2015 indicated the fair value of each segment exceeded its carrying value and the fair value of our outstanding common stock exceeded the carrying value of the Company taken as a whole.

The market price of the Company’s common stock has been subject to volatility over the past several months due to overall market conditions and Company events that have taken place. In November 2015, the Company terminated its pharmaceutical development operations, and in December 2015 it announced the implementation of a restructuring plan and the departure of its Chief Executive Officer. As of June 30, 2016, the Company’s carrying value was $102.1 million, or $3.93 per share of outstanding common stock and the Company’s market value was $102.3 million, or $3.94 per share of outstanding common stock based on the closing trading price on such date. In the period of July 1, 2016 through August 5, 2016, the market price of the Company’s common stock has traded in a range of $3.91 to $5.43. Consequently, if our stock price remains at such levels or deteriorates during the remainder of 2016 our goodwill may be determined to be impaired and the Company would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations, and potentially the Company’s stock price.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2011 through 2015 and the first six months of 2016 are set forth in the table below:

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

DERMA SCIENCES, INC.

Dated: August 8, 2016	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer