Form 10-Q
period 2016-09-30
DERMA SCIENCES, INC.
filed 2016-11-09
CIK 892160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date: November 8, 2016	Class:	Common Stock, par value $.01 per share
Shares Outstanding: 28,269,225

PART I – FINANCIAL INFORMATION

DERMA SCIENCES, INC.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

ASSETS	September 30, 2016	December 31, 2015*
Current Assets
Cash and cash equivalents	$25,974,166	$15,814,205
Short-term investments	15,000,000	25,003,990
Accounts receivable, net of allowances of $3,089,492 and $667,826, respectively	10,697,668	6,307,148
Inventories	14,393,173	16,351,013
Current portion of notes receivable	938,677	-
Prepaid expenses and other current assets	1,680,343	1,406,799
Current assets of discontinued operations	577,762	7,172,095
Total current assets	69,261,789	72,055,250
Long-term equity investment	15,426,148	16,110,178
Long-term portion of notes receivable	2,086,879	-
Equipment and improvements, net of accumulated depreciation and amortization of $7,838,929 and $7,158,155, respectively	4,474,165	4,025,811
Identifiable intangible assets, net of accumulated amortization of $14,915,522 and $12,805,688, respectively	24,951,604	9,441,188
Goodwill	64,590,456	8,778,009
Other assets	103,820	99,385
Long-term assets of discontinued operations	-	5,221,689
Total assets	$180,894,861	$115,731,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,194,480	$3,283,581
Accrued expenses and other current liabilities	8,193,998	6,297,691
Current portion of contingent consideration	42,078,758	-
Current liabilities of discontinued operations	120,192	4,905,489
Total current liabilities	53,587,428	14,486,761
Long-term portion of contingent consideration	12,372,775	-
Long-term liabilities	498,055	1,014,378
Deferred tax liability	2,023,906	920,879
Long-term liabilities of discontinued operations	-	883,637
Total liabilities	68,482,164	17,305,655
Commitments and contingencies (Notes 3 and 13)
Stockholders’ Equity
Convertible preferred stock, $.01 par value; shares authorized 1,468,750; issued and outstanding 73,332 at September 30, 2016 and December 31, 2015 (liquidation preference of $3,222,368 at September 30, 2016)	733	733
Common stock, $.01 par value; shares authorized 50,000,000; issued and outstanding 28,269,225 at September 30, 2016 and 25,876,870 at December 31, 2015	282,692	258,769
Additional paid-in capital	248,140,518	234,943,291
Accumulated other comprehensive income	7,205,384	5,272,908
Accumulated deficit	(143,216,630)	(142,049,846)
Total stockholders’ equity	112,412,697	98,425,855
Total liabilities and stockholders’ equity	$180,894,861	$115,731,510

* Reclassified for discontinued operations. See note 2.

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2016	2015*
Net Sales	$21,809,526	$17,787,527
Cost of sales	11,103,064	10,491,932
Gross Profit	10,706,462	7,295,595
Operating Expenses
Selling, general and administrative	13,694,540	12,228,883
Acquisition related	2,734,653	-
Research and development	76,274	120,386
Total operating expenses	16,505,467	12,349,269
Operating loss	(5,799,005)	(5,053,674)
Other expense, net	(230,571)	(672,259)
Loss from continuing operations before income taxes	(6,029,576)	(5,725,933)
Income tax benefit	1,456,277	1,051,892
Net Loss from Continuing Operations	(4,573,299)	(4,674,041)
Discontinued Operations
Loss from discontinued DSC 127 program	-	(4,851,892)
Income from discontinued FAD operations	261,658	591,202
Gain on sale of FAD business	3,755,205	-
Income tax provision	(835,135)	(28,071)
Income (Loss) from Discontinued Operations	3,181,728	(4,288,761)
Net Loss	$(1,391,571)	$(8,962,802)
Net income (loss) per common share – basic and diluted
Continuing operations	$(0.17)	$(0.18)
Discontinued operations	0.12	(0.17)
Total net loss per common share – basic and diluted	$(0.05)	$(0.35)
Shares used in computing net loss per common share – basic and diluted	27,241,706	25,806,549

* Reclassified for discontinued operations. See Note 2.

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2016	2015*
Net Sales	$55,525,732	$51,371,639
Cost of sales	30,754,229	30,310,463
Gross Profit	24,771,503	21,061,176
Operating Expenses
Selling, general and administrative	32,726,074	38,053,638
Acquisition related	2,892,713	-
Research and development	76,274	703,511
Total operating expenses	35,695,061	38,757,149
Operating loss	(10,923,558)	(17,695,973)
Other income (expense), net	4,572,570	(159,533)
Loss from continuing operations before income taxes	(6,350,988)	(17,855,506)
Income tax benefit	1,394,120	755,108
Net Loss from Continuing Operations	(4,956,868)	(17,100,398)
Discontinued Operations
Loss from discontinued DSC 127 program	-	(13,231,893)
Income from discontinued FAD operations	1,115,583	1,558,380
Gain on sale of FAD assets	3,755,205	-
Income tax provision	(1,080,704)	(84,179)
Income (Loss) from Discontinued Operations	3,790,084	(11,757,692)
Net Loss	$(1,166,784)	$(28,858,090)
Net income (loss) per common share – basic and diluted
Continuing operations	$(0.19)	$(0.66)
Discontinued operations	0.15	(0.46)
Total net loss per common share – basic and diluted	$(0.04)	$(1.12)
Shares used in computing net loss per common share – basic and diluted	26,343,962	25,707,314

* Reclassified for discontinued operations. See Note 2.

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,
	2016	2015
Net Loss	$(1,391,571)	$(8,962,802)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	29,687	(97,663)
Unrealized (loss) gain on equity securities, net of taxes of $(131,240) and $1,392,898, respectively	(219,060)	2,154,280
Total other comprehensive (loss) income	(189,373)	2,056,617
Comprehensive Loss	$(1,580,944)	$(6,906,185)

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net Loss	$(1,166,784)	$(28,858,090)
Other Comprehensive Income
Foreign currency translation adjustment	575,471	(356,126)
Unrealized gain on equity securities, net of taxes of $2,595,810 and $1,395,685, respectively	4,332,818	2,158,738
Less: reclassification of realized gain on equity securities included in net loss, net of taxes of $1,782,823	(2,975,813)	-
Total other comprehensive income	1,932,476	1,802,612
Comprehensive Income (Loss)	$765,692	$(27,055,478)

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(1,166,784)	$(28,858,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and improvements	871,968	768,242
Amortization of identifiable intangible assets	2,636,176	2,238,194
Provision for bad debts	(17,415)	10,718
Allowance for sales adjustments	1,404,091	156,911
Provision for inventory obsolescence	372,326	(110,072)
Deferred rent	(63,902)	(62,240)
Stock-based compensation	1,795,418	4,086,428
Deferred income taxes	(648,413)	(1,007,843)
Change in fair value of contingent consideration	370,000	-
Gain on sale of investment	(4,740,136)	-
Loss on disposal of equipment	20,476	-
Gain on sale of FAD business	(3,755,205)	-
Changes in operating assets and liabilities:
Accounts receivable	(335,077)	(158,845)
Notes receivable	23,778	-
Inventories	3,876,456	(5,730,986)
Prepaid expenses and other assets	(45,783)	1,623,410
Accounts payable	(876,070)	(310,407)
Accrued expenses and other liabilities	(4,307,285)	45,177
Net cash used in operating activities	(4,585,381)	(27,309,403)
Investing Activities
Acquisition of a business, net of cash acquired	(13,523,738)	-
Proceeds from sale of FAD business, net of transaction costs	9,521,415	-
Proceeds of note receivable	248,000	-
Purchase of investments	(35,008,483)	(45,004,220)
Proceeds from sale of investments	52,606,631	65,996,230
Purchase of equipment and improvements	(235,128)	(1,138,895)
Net cash provided by investing activities	13,608,697	19,853,115
Financing Activities
Line of credit payment	(1,420,254)	-
Proceeds fro m issuance of common stock, net of issuance costs	2,245,867	1,991,130
Payment of withholding taxes related to employee stock-based compensation	(18,010)	(67,409)
Net cash provided by financing activities	807,603	1,923,721
Effect of exchange rate changes on cash and cash equivalents	329,042	567,235
Net increase (decrease) in cash and cash equivalents	10,159,961	(4,965,332)
Cash and cash equivalents
Beginning of period	15,814,205	19,396,845
End of period	$25,974,166	$14,431,513
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Non cash portion of business acquisition
Issuance of common stock	$9,197,875	-
Incurrence of contingent liabilities	56,761,691	-
Total	$65,959,566	-
Receipt of note receivable as partial consideration in sale of FAD business	$2,700,000	-
Cash paid during the period for:
Taxes	$445,198	$-

See accompanying notes to consolidated financial statements.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Derma Sciences, Inc. and its subsidiaries (the “Company”) manufactures, markets, and distributes medical devices and placental tissue products. The Company’s operations are in two segments of the wound care marketplace: advanced wound care and traditional wound care. The Company markets its medical device products principally through direct sales representatives in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), and through independent distributors within other select international markets. The Company markets its placental tissue products principally through independent sales representatives. The Company’s U.S. distribution facilities are located in St. Louis, Missouri and Memphis, Tennessee. The Company utilizes third party distributors for distribution in Canada, Europe, Latin America, Asia and the Pacific. The Company has manufacturing facilities in Memphis, Tennessee, Toronto, Canada and Nantong, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Information included in the consolidated balance sheet as of December 31, 2015 has been derived from the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. For further information refer to the Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation – The consolidated financial statements include the accounts of Derma Sciences, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on knowledge of current events and actions which may be undertaken in the future, actual results may ultimately differ from these estimates. Estimates and assumptions are required in the determination of sales deductions for trade rebates, sales incentives, discounts and allowances. Significant estimates and assumptions are also required in determining the appropriateness of amortization periods for identifiable intangible assets, the potential impairment of goodwill and the valuation of inventory as well as determining the assets and liabilities resulting from the purchase of BioD, LLC (see note 3).

Revenue Recognition – The Company sells its products through a combination of direct and independent sales representatives and independent distributors. The Company recognizes revenue when title to the goods transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance and collectability is reasonably assured. In cases where the Company utilizes distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all other revenue recognition criteria have been met. A portion of the Company's revenue is generated from inventory maintained at hospitals and clinics. For these products, revenue is recognized at the time the product has been used. The Company records estimated sales returns, cash discounts, distribution fees (in Canada), trade rebates and returns and allowances as a reduction of net sales in the same period revenue is recorded. Freight costs billed to and reimbursed by customers are recorded as a component of net sales. Freight costs to ship product to customers are recorded as a component of cost of sales.

Acquisitions - Results of operations of acquired companies are included in the Company’s results of operations as of their acquisition date. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values as of the date of acquisition. Any purchase price in excess of net assets acquired is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Contingent payments related to acquisitions consist of regulatory milestones and an earnout based on sales.

Net Income (Loss) per Share – Net loss per common share – basic is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Net loss per common share – diluted reflects the potential dilution of earnings by including the effects of the assumed exercise, conversion or issuance of potentially issuable shares of common stock (“potentially dilutive securities”), including those attributable to stock options, warrants, convertible preferred stock and restricted stock units as well as contingently issuable escrowed shares, in the weighted average number of common shares outstanding for a period, if dilutive. The effects of convertible preferred stock are determined using the if converted method. The effects of the assumed exercise of warrants and stock options, and assumed lapse of restrictions on restricted stock awards, are determined using the treasury stock method. Potentially dilutive securities have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2016 and 2015 as the effect would be anti-dilutive.

Potentially dilutive securities excluded as a result of the effects of being anti-dilutive are as follows:

	Three and Nine Months Ended September 30,
	2016	2015
Excluded dilutive shares:
Convertible preferred stock	73,332	73,332
Additional stock issuable related to conversion of preferred stock	49,782	49,782
Restricted share units	343,050	674,500
Warrants	-	1,755,330
Stock options	2,708,002	2,472,491
Common stock held in escrow	229,919	-

Total dilutive shares	3,404,085	5,025,435

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 for public business entities. Early adoption is permitted. The ASU is expected to have an immaterial effect on the Company’s consolidated financial position, results of operations and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to debt repayment or extinguishment costs, settlement of zero-coupon debt instruments or debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees and beneficial interest in securitization transactions. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements and related disclosures.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

2.	Discontinued Operations

Termination of DSC 127 Program

Effective November 12, 2015, the Company approved a plan to terminate its Phase 3 Aclerastide (DSC127) clinical program for diabetic foot ulcer healing. This action was based on futility determinations emanating out of the planned, pre-specified interim analyses of trial data conducted by the program’s independent Data Monitoring Committee (“DMC”). The decision to end the studies followed the recommendation by the DMC to stop the trials. Based on this recommendation, the Company initiated an orderly termination of all its existing pharmaceutical development activities, comprised of the diabetic foot ulcer healing program and two other programs utilizing the DSC127 compound for other therapeutic indications. As a result of these actions, the Company’s pharmaceutical development activities have been reported as discontinued operations in the Company’s Consolidated Financial Statements. Amounts previously reported in the Pharmaceutical Wound Care segment have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations. There were no noncash charges included in the loss from discontinued operations in the consolidated statement of operations for the three and nine months ended September 30, 2015.

At September 30, 2016 and December 31, 2015, the Company had $65,126 and $4,371,010, respectively, of unpaid severance, cancellation and closure costs included in liabilities of discontinued operations in the Consolidated Balance Sheet in connection with the termination of the DSC 127 program.

Sale of First Aid Division (FAD)

To focus its resources on advanced wound care and tissue regenerative technology, future growth, and to add capital the Company sold its First Aid Division (“FAD”) to Dukal Corporation (“Dukal”) for $9,670,995 in cash plus a promissory note in the amount of $2,700,000 effective September 1, 2016. The sale was consummated pursuant to the terms of an Asset Purchase Agreement dated July 26, 2016. The operating results of FAD have been reported as discontinued operations in the Company’s Consolidated Financial Statements. Amounts relating to FAD that were previously reported in the traditional wound care segment have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2016, the Company recorded a gain before income taxes of $3,755,205 relating to the sale of FAD assets in the Consolidated Statement of Operations calculated as follows:

Consideration
Cash	$9,670,995
Note receivable	2,700,000
Total consideration received	12,370,995

Less:
Inventory	3,370,995
Fixed assets	90,309
Goodwill	4,679,684
Amortizable intangible assets	340,057
Deferred rent	(14,835)
Transaction costs	149,580
Net gain on sale before taxes	$3,755,205

Discontinued operations

Summarized operating results of FAD discontinued operations are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$2,966,753	$4,381,140	$11,701,166	$12,852,036
Cost of sales	2,265,229	3,240,485	9,097,311	9,570,595
Gross profit	701,524	1,140,655	2,603,855	3,281,441
Selling, general and administrative	439,866	549,453	1,488,272	1,723,061
Income from discontinued operations before income taxes	261,658	591,202	1,115,583	1,558,380

Non-cash depreciation expenses of $17,780 and $22,255 are included in cost of sales and amortization expenses of $50,000 and $56,250 are included in selling, general and administrative expense for the nine months ended September 30, 2016 and 2015, respectively.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Summarized assets and liabilities of FAD discontinued operations are presented in the following table:

	September 30, 2016	December 31, 2015
Accounts receivable, net	$556,614	$1,838,441
Inventory, net	-	4,339,692
Prepaid expenses	21,148	993,962
Total current assets	577,762	7,172,095
Equipment and improvements, net	-	103,396
Identifiable intangible assets, net	-	390,057
Goodwill	-	4,679,684
Other assets	-	48,552
Total non-current assets	-	5,221,689
Accounts payable	1,528	140,831
Accrued expenses	53,538	393,648
Total current liabilities	55,066	534,479
Deferred tax liability	-	883,637
Total long-term liabilities	$-	$883,637

Effective September 1, 2016 the Company began providing transition services to Dukal under a transition services agreement. Under the agreement, the Company shall perform corporate overhead and accounting transition services to assist in the transition of the business to Dukal through December 31, 2016. The Company shall receive monthly compensation of $25,000. Dukal may terminate the agreement at any time.

3.	Acquisition of BioD, LLC

On August 5, 2016, the Company through a wholly owned subsidiary, acquired all of the membership interests in BioD, LLC (“BioD”) pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated July 27, 2016. Initial consideration of $23,094,987 was funded by the Company with cash of $13,897,112 and the issuance of 1,751,183 net shares of common stock with a fair value of $9,197,875 based on the Company stock price on the date of the acquisition. Under the terms of the Merger Agreement, the Company may become obligated to pay additional consideration up to $56,761,691 based on the achievement of regulatory milestones (see below) and year over year increases in BioD’s net sales from July 1, 2016 through June 30, 2018. The Company expects to incur transaction and transition related costs totaling $3,107,535 related to the purchase. Through September 30, 2016, $2,892,713 of these costs have been incurred and charged to acquisition related expense.

BioD is a vertically integrated company engaged in the development and commercialization of products derived from human placental tissues sold to surgeons, facilities and distributors serving the surgical, spine, orthopaedic, ocular and urological sectors of the healthcare marketplace. The Company has distributed certain of BioD’s products for dermal application in North America since January 2014 under a license, market development and commercialization agreement. This acquisition complemented the Company’s growth strategy aimed at expanding its portfolio of advanced wound care solutions and tissue regenerative technologies and enables the Company to sell directly into additional sectors of the healthcare marketplace.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The transaction was accounted for as a purchase of the net assets of BioD. Accordingly, the results of operations of BioD have been included in the consolidated financial statements commencing August 5, 2016. A preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed is outlined below:

Assets acquired
Accounts receivable	$4,266,588
Inventory	979,713
Notes receivable	597,334
Prepaid expenses and other assets	158,198
Equipment and improvements	932,940
Acquired identifiable intangible assets	19,000,000
Goodwill	55,812,447
Total assets acquired	81,747,220
Current liabilities assumed
Line of credit	1,420,254
Accounts payable	702,887
Accrued liabilities	1,917,525
Total liabilities assumed	4,040,666
Net assets acquired	$77,706,554

Detail of total consideration

Initial cash consideration (1)	$13,897,112
Initial common stock consideration (1)	9,197,875
Settlement of pre-existing relationship (2)	903,408
Less BioD cash acquired	(373,374)
Net initial consideration	23,625,021
Contingent consideration (3)	54,081,533
Total consideration	$77,706,554

(1)	Initial consideration includes $2,000,000 held in escrow to secure BioD payment obligations for working capital adjustments and any indemnification claims and $1,178,846 held in escrow pending the collection of two separate classes of accounts receivable. Amounts equal to the collected receivables through August 5, 2017 will be released to the sellers from the accounts receivable escrows with the remainder returned to the Company by September 4, 2017. In September 2016, the Company received $440,054 for working capital adjustments from these reserves.

(2)	Reflects settlement of pre-existing relationship between the Company and BioD.

(3)	Includes the estimated fair value of potential product regulatory milestone payments in the aggregate estimated amount of up to $29,699,691 and net sales growth earnouts for the trailing twelve months ending June 30, 2017 and 2018 of up to $26,500,000 based on a multiple of incremental net sales, which is payable in cash or at the Company’s discretion, up to 35% in Company common stock (up to an additional 2,863,948 shares), and additional consideration of $562,000. Differences in the contingent consideration recognized (including changes in fair value estimated at each reporting date) and the final amounts paid will be recorded in future Company results of operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following represents preliminary details of the fair value of acquired identifiable intangible assets purchased as part of the acquisition:

Description	Estimated Useful Lives (in Years)
Customer relationships	5	$10,000,000
Developed technology	10	6,000,000
Trade names	10	2,000,000
Non-compete agreements	3	1,000,000
Total acquired identifiable intangible assets		$19,000,000

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Determination of this preliminary allocation of the purchase price required management of the Company to make estimates and assumptions. The Company has engaged an independent valuation specialist to conduct an analysis to assist management in determining the estimated fair value of the acquired tangible and intangible assets, liabilities assumed, pre-existing relationships and contingent consideration. The work performed by the independent valuation specialist, while not complete, has been considered in management’s estimate of the fair values reflected above. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on completion of the Company’s valuation study, which is expected to be completed in the fourth quarter 2016. Finalization of the valuation analysis may result in fair values that differ materially from the preliminary estimates.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. Goodwill recognized was primarily attributable to assets that do not qualify for separate recognition. The purchase price allocation is preliminary, pending the final determination of the fair value of certain assumed assets and liabilities, pre-existing relationships and contingent consideration. As these issues are identified, modified or resolved, resulting increases or decreases to the preliminary values are offset by a change to goodwill. Adjustments to these estimates will be included in the final allocation of the purchase price. All of the assets acquired, including goodwill, and liabilities assumed are included in the Advanced Wound Care Segment. Goodwill and identifiable intangible assets resulting from the acquisition are deductible for income tax purposes.

The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of August 5, 2016. The pro forma information is based on historical results adjusted for the effect of acquisition accounting and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net sales	$23,776,960	$22,131,402	$69,048,342	$63,074,631

Net loss from continuing operations	$(1,982,531)	$(4,653,899)	$(2,507,632)	$(17,044,443)

Net loss from continuing operations per common share: basic and diluted	$(0.07)	$(0.17)	$(0.09)	$(0.63)

Weighted average number of shares: basic and diluted	27,826,807	27,327,813	27,554,311	27,228,578

The nine months ended September 30, 2016 supplemental pro forma earnings were adjusted to exclude $2,892,713 of acquisition-related investment banking fees, legal, audit and other costs and include $1,866,667 of amortization costs related to recorded identifiable intangible assets. The nine months ended September 30, 2015 supplemental pro forma earnings were adjusted to include $2,400,000 of amortization costs related to recorded identifiable intangible assets. The number of shares outstanding used in calculating the income per share for 2016 and 2015 was adjusted to include 1,751,183 shares issued as part of the purchase price and assumed to have been issued on January 1, 2015 net of 229,919 shares held in the BioD working capital and indemnification escrows prior to assumed release.

The Company recorded net sales of $3,985,643 for BioD for the three and nine months ended September 30, 2016 and incurred an operating loss of $3,641,513 (including the acquisition related costs of $2,892,713 and change in fair value of contingent consideration of $370,000) which is included in the consolidated statements of operations.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Untitled Letter

On June 22, 2015, the U.S. Food and Drug Administration (“FDA”) issued an Untitled Letter alleging that BioD’s morselized amniotic membrane based products do not meet the criteria for regulation as human cellular tissue-based products (“HCT/Ps”) solely under Section 361 of the Public Health Service Act and that, as a result, BioD would need a biologics license to lawfully market those morselized products. Since the issuance of the Untitled Letter, BioD and more recently the Company have been in discussions with the FDA to communicate their disagreement with the FDA’s assertion that certain products are more than minimally manipulated. To date, the FDA has not changed its position that certain of the BioD acquired products are not eligible for marketing solely under Section 361 of the Public Health Service Act, but discussions are continuing. The Company continues to market these products but has also submitted a Request for Designation to determine if one of the morselized products should be regulated as a medical device or a biologic through the Biologics License Application (“BLA”) process. The Company also intends to pursue a BLA for another of the morselized products.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The FDA held a public hearing on September 12 and 13, 2016 to obtain input on the Homologous Use draft guidance and the Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps.

If the FDA does allow the Company to continue to market its morselized products without a 510(k) clearance or biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions on marketing, such as labeling restrictions and compliance with cGMP. Compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a morselized product without a 510(k) clearance or biologics license even prior to finalization of the draft guidance documents, and could even require the Company to recall its morselized products. Net sales of the Company’s morselized products for the nine months ended September 30, 2016 and 2015 were approximately 13% and 12% of the pro forma net sales, respectively.

In accordance with the Merger Agreement, BioD’s former members are entitled to receive additional consideration payable in cash and Company common stock of up to 35% of the additional consideration, at the Company’s discretion, to a maximum of $29,699,691 based on a multiple of morselized product sales for the previous twelve months if:

i)	specific FDA enforcement action is not received by the Company by May 5, 2017; or
ii)	specific FDA enforcement action is received by the Company prior to May 5, 2017 which does not require the Company to remove the morselized products from the market within 270 days of receipt of the FDA enforcement action; or
iii)	the Company is allowed to continue to market the morselized products while it fulfills FDA imposed requirements which were received prior to May 5, 2017 in lieu of the FDA exercising its enforcement discretion.

In January 2014, the Company entered into a license, market development and commercialization agreement with BioD which granted to the Company an exclusive, perpetual, royalty-bearing license to use and sell BioD’s human placental based products for dermal applications. Royalties were payable to BioD under the agreement based upon a low double digit percentage of net sales. During 2016 the Company incurred royalties of $211,429 through August 5, 2016 and $199,395 for the nine months ended September 30, 2015. Effective with the Company’s August 5, 2016 acquisition of BioD, the agreement was terminated. In connection with the acquisition, the Company recognized $903,408 as additional purchase consideration reflecting the settlement of the pre-existing relationship.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Effective December 21, 2015, the Company’s Chairman of the Board, President and Chief Executive Officer (“CEO”) departed from the Company. On February 26, 2016, the former CEO resigned from the Company’s Board of Directors. While a national recruiting search for a permanent CEO is in process, the former lead director of the Company has assumed the role of Executive Chairman and Interim CEO.

A summary of the Company’s restructuring activity for the nine months ended September 30, 2016 is as follows:

	CEO	Other Employees	Total

Balance, January 1, 2016	$1,252,105	$826,932	$2,079,037

Charges during period	-	-	-
Payments during period	(506,366)	(816,544)	(1,322,910)

Balance, September 30, 2016	$745,739	$10,388	$756,127

Less current portion	(599,008)	(10,388)	(609,396)

Long term portion	$146,731	$-	$146,731

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

Investment in Equity Securities

In 2013 and 2014, the Company purchased an aggregate 2,802,277 shares of Comvita Limited (“Comvita”) common stock for $8,483,693. In May of 2016, the Company received net proceeds of $7,594,158 from the sale of 925,000 shares of Comvita stock resulting in a gain of $4,740,136 which is included in other income in the consolidated statement of operations. The Company utilized the specific identification method to determine the cost basis of the shares of Comvita stock that were sold. At September 30, 2016, the remaining 1,877,277 shares of Comvita common stock owned by the Company represented approximately 5.0% of Comvita’s outstanding shares.

The investment in Comvita common stock is classified as an available-for-sale investment carried at fair value, with any unrealized gains and losses associated with the investment included in accumulated other comprehensive income (loss) and any dividends received recorded in other income, net in the Consolidated Statements of Operations. The investment is classified as a long term asset. As of September 30, 2016, the fair value of the Comvita common stock was $15,426,148 as determined by the quoted market price of the outstanding stock on the New Zealand stock exchange. The cumulative increase in fair value of $9,796,477 has been recorded in accumulated other comprehensive income, net of taxes.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Cash and cash equivalents and investments at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015

Cash	$20,974,166	$10,784,522
Cash equivalents	5.000.000	5,029,683

Cash and cash equivalents	25,974,166	15,814,205

Investments in debt securities	15,000,000	25,003,990
Investment in equity securities	15,426,148	16,110,178

Total investments	30,426,148	41,114,168

Total cash and cash equivalents and investments	$56,400,314	$56,928,373

The following table provides fair value information as of September 30, 2016:

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$25,974,166	$25,974,166	$-	$-

Investments in debt securities	15,000,000	15,000,000	-	-
Investment in equity securities	15,426,148	15,426,148	-	-

Total investments	30,426,148	30,426,148	-	-

Total	$56,400,314	$56,400,314	$-	$-

The following table provides fair value information as of December 31, 2015:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash and cash equivalents	$15,814,205	$15,814,205	$-	$-

Investments in debt securities	25,003,990	25,003,990	-	-
Investment in equity securities	16,110,178	16,110,178	-	-

Total investments	41,114,168	41,114,168	-	-

Total	$56,928,373	$56,928,373	$-	$-

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

6.	Inventories

Inventories include the following:

	September 30, 2016	December 31, 2015
Finished goods and available tissue for distribution	$8,302,804	$11,039,877
Goods and tissue in process	974,061	346,233
Packaging materials	1,489,483	1,152,993
Raw materials	3,626,825	3,811,910

Total inventories	$14,393,173	$16,351,013

7.	Notes Receivable

Notes receivable include the following:

	September 30, 2016	December 31, 2015
10% interest bearing note receivable in monthly installments of $87,121 through September 2019 received in connection with FAD divestiture	$2,700,000	$-

Non-interest bearing notes receivable in monthly installments of $10,556 through June 2019 assumed in connection with the BioD acquisition	325,556	-
	$3,025,556	-
Less current portion	(938,677)	-
	$2,086,879	$-

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities include the following:

	September 30, 2016	December 31, 2015
Accrued compensation and related taxes	$3,964,908	$2,298,080
Liabilities related to restructuring (Note 4)	756,127	2,079,037
Accrued sales incentives and other fees	574,620	385,573
Accrued royalties	482,025	510,901
Other	2,914,373	2,038,478

Total accrued expenses and other liabilities	$8,692,053	$7,312,069

Less current portion	(8,193,998)	(6,297,691)

Long term liabilities	$498,055	$1,014,378

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

9.	Stockholders’ Equity

Preferred Stock

Subsequent to the issuances of its preferred stock, the Company has undertaken a number of common stock offerings that impact the preferred stock conversion ratios. As of September 30, 2016, current Series A and B preferred stockholders holding 73,332 preferred shares are entitled to receive an aggregate of 123,114 shares (49,782 additional shares) of common stock upon conversion of their holdings, as a result of the conversion ratio adjustments. The number of shares issuable upon conversion is subject to further adjustment should the Company in the future undertake one or more offerings of its common stock at less than the prevailing market price.

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

Common Stock

During the nine months ended September 30, 2016, the Company issued 2,392,355 shares of common stock consisting of: 1,751,183 shares issued in conjunction with the acquisition of BioD, 551,665 in connection with a private placement, 84,874 shares of common stock in connection with the vesting of 90,450 restricted share units, and 4,633 shares upon the exercise of stock options for which the Company received $12,300.

On August 5, 2016, the Company received net cash proceeds of $2,233,567 (net of $66,433 for expenses) from the private placement of 551,665 shares of common stock to former members of BioD and one BioD employee. The Company will use the net proceeds for general corporate purposes.

Stock Purchase Warrants

At September 30, 2016, there were no warrants outstanding. During the nine months ended September 30, 2016 no warrants were exercised, 1,705,330 warrants were forfeited and 50,000 warrants granted to BioD in connection with the signing of a license agreement (see note 3) were cancelled in connection with the BioD acquisition.

Equity Based Compensation

Under the Derma Sciences, Inc. 2012 Equity Incentive Plan (the “EIP Plan”) the Company is authorized to issue 6,000,000 shares of common stock. The EIP Plan authorizes the Company to grant equity-based and cash-based incentive compensation in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards, for the purpose of providing the Company’s employees, non-employee directors and consultants with incentives and rewards for performance. At September 30, 2016, options to purchase 2,708,002 shares and 343,050 restricted share units were issued and outstanding under the EIP Plan and 1,725,781 shares were available for grant.

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2016 and 2015, the fair value of each option award was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Risk-free interest rate	1.34%	1.85%	1.41%	1.61%
Volatility factor	43.8%	45.4%	43.9%	45.7%
Dividend yield	0%	0%	0%	0%
Expected option life (years)	3.69	6.25	5.10	5.70

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

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2016 is as follows:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2016	2,301,760	$9.04
Granted	813,660	$3.86
Forfeited	(130,862)	$5.87
Exercised	(7,475)	$3.23
Expired	(269,081)	$9.26

Outstanding – September 30, 2016	2,708,002	$7.63

Expected to vest – September 30, 2016	2,680,922	$7.63

Exercisable at September 30, 2016	1,967,556	$8.42

During the nine months ended September 30, 2016, the Company granted 611,260 service based options and 202,400 performance based options to Company employees. The weighted average fair value per share of options granted during the nine months ended September 30, 2016 was $1.60.

During the nine months ended September 30, 2016, 7,475 stock options were exercised on a for-cash and cashless basis. A total of 4,633 shares of common stock were issued in connection with the stock option exercises. The intrinsic value of options exercised in 2016 was $5,755.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2016 and 2015, stock option compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cost of sales	$26,406	$23,740	$87,170	$109,047
Selling, general and administrative expenses	117,094	518,336	810,831	1,828,480
Discontinued operations	(28,333)	23,258	(7,940)	106,238

Total stock option compensation expense	$115,167	$565,334	$890,061	$2,043,765

As of September 30, 2016, there was $1,034,531 of unrecognized compensation cost related to nonvested service based awards and $158,868 related to nonvested performance based awards. These costs are expected to be recognized over the options’ remaining weighted average vesting period of 2.0 years and 1.6 years for the service and performance based awards, respectively.

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

The following table summarizes the restricted share unit activity for the period:

	Number of Units	Weighted Average Fair Value
Unvested – January 1, 2016	152,750	$8.59

Granted	301,800	$4.63
Vested	(90,450)	$7.50
Cancelled	(21,050)	$7.00
Unvested – September 30, 2016	343,050	$5.49

In connection with the vesting of restricted share unit awards during the nine months ended September 30, 2016, 5,576 common stock shares with a fair value of $18,010 were withheld in satisfaction of employee tax withholding obligations.

During the three months ended September 30, 2016 and 2015, restricted share unit compensation expense was $257,833 and $652,286, respectively, and for the nine months ended September 30, 2016 and 2015 restricted share unit compensation expense was $807,589 and $1,971,993, respectively, and included in selling, general and administrative expense.

As of September 30, 2016, the intrinsic value of the non-vested awards was $1,602,044 and there was $1,213,469 of unrecognized compensation cost related to unvested restricted share unit awards. These costs are expected to be recognized over the restricted shares units’ remaining weighted average vesting period of 1.7 years.

In July of 2016, in consideration of prior service to the Company, the Company accelerated the vesting of all unvested stock options of a departing executive. An additional $49,035 of stock based compensation expense was recognized during the three and nine months ended September 30, 2016 as a result of the departure.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In May of 2016, in consideration of prior service to the Company, the Company granted two retiring directors 30,000 stock options, and accelerated the vesting of any of their unvested stock options and restricted share units, and extended the expiration date of their vested stock options from 90 days from the date of their separation from the Company to the earlier of (i) 36 months from the separation date or (ii) the awards’ original expiration date. An additional $48,733 of stock based compensation expense was recognized during the nine months ended September 30, 2016 and included in selling, general and administrative expense in connection with the retirements.

In May of 2015, in consideration of prior service to the Company, the Company granted a retiring director 15,000 stock options, accelerated the vesting of his unvested stock options and restricted share units, and extended the expiration date of his vested stock options from 90 days from his retirement date to the earlier of (i) 36 months from his retirement date or (ii) the awards’ original expiration date. An additional $70,670 of stock based compensation expense was recognized during the nine months ended September 30, 2015 and included in selling, general and administrative expense in connection with the retirement.

Shares Reserved for Future Issuance

At September 30, 2016, the Company had reserved the following shares of common stock for future issuance:

Convertible preferred stock (series A – B)	73,332
Additional stock issuable related to conversion of preferred stock (series A – B)	49,782
Common stock options outstanding	2,708,002
Restricted share units outstanding	343,050
Common stock equivalents available for grant	1,725,781

Total common stock shares reserved	4,899,947

10.	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income as of September 30, 2016 was as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain on Equity Securities, Net of Taxes	Total

Balance at January 1, 2016	$555,938	$4,716,970	$5,272,908

Other comprehensive income before reclassification	575,471	4,332,818	4,908,289
Amounts reclassified from accumulated other comprehensive income	-	(2,975,813)	(2,975,813)
Balance at September 30, 2016	$1,131,409	$6,073,975	$7,205,384

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Amount reclassified from accumulated other comprehensive income for the nine months ended September 30, 2016	Affected line item in the consolidated statements of operations
Unrealized gain on equity securities, net of taxes

Realized gain on equity securities	$(4,758,636)	Other income, net
Income tax provision	1,782,823	Income tax provision
Total reclassification	$(2,975,813)

11.	Operating Segments

The Company operates in two segments: advanced wound care and traditional wound care. They are managed separately as each segment requires different technology, marketing and sales strategies. Advanced wound care products principally consist of both novel and otherwise differentiated human placental based products, dressings, and other medical devices designed to promote wound healing and/or prevent infection. Traditional wound care products principally consist of commodity dressings, ointments, gauze bandages, adhesive bandages, wound closure strips and catheter fasteners.

Advanced and traditional wound care products are marketed globally to acute care, extended care, home health care, wound and burn care clinics and physician offices. The Company utilizes a broad network of well-established distributors to deploy the majority of its products to end users. A smaller portion of the Company’s products are sold directly to care providers and through retail. The advanced and traditional wound care products are either manufactured internally or sourced from third party suppliers. The majority of marketing expenses are deployed in support of advanced wound care products with traditional wound care products requiring more limited support. The Company utilizes direct and independent sales representatives, distributor relationships and contractual relationships with buying groups and wound care service providers to sell its products. The Company uses direct sales representatives for medical device sales, and independent sales representatives for sales of placental tissue products in the U.S. In Canada and the U.K., the Company relies on direct sales representatives for both advanced and traditional wound care products.

Each operating segment is managed at the segment contribution level consisting of gross profit minus direct expense consisting of distribution, marketing, sales, research and development, intangible amortization expenses, change in fair value of contingent consideration, and acquisition related expenses. The advanced wound care segment consists of two reporting units, while the traditional wound care segment consists of one reporting unit. Expenses are allocated directly by reporting unit to the extent possible. Expenses common to operating segments/reporting units are allocated consistently using activity based assumptions. The aggregation or allocation of indirect expenses by segment/reporting unit is not practical.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Operating segment sales, gross profit, segment contribution and other related information for 2016 and 2015 from continuing operations were as follows:

Three Months Ended September 30, 2016
	Advanced Wound Care	Traditional Wound Care	Other	Total Company
Net sales	$15,789,683	$6,019,843	$-	$21,809,526
Gross profit	9,419,831	1,286,631	-	10,706,462
Direct expense (1)	(12,744,522)	(425,253)	-	(13,169,775)
Segment contribution	$(3,324,691)	$861,378	-	(2,463,313)
Indirect expenses, net			$(2,109,986)	(2,109,986)
Net loss from continuing operations				$(4,573,299)

Three Months Ended September 30, 2015
Net sales	$11,348,591	$6,438,936	$-	$17,787,527
Gross profit	5,496,935	1,798,660	-	7,295,595
Direct expense	(7,957,641)	(766,150)	-	(8,723,791)
Segment contribution	$(2,460,706)	$1,032,510	-	(1,428,196)
Indirect expenses, net			$(3,245,845)	(3,245,845)
Net loss from continuing operations				$(4,674,041)

Nine Months Ended September 30, 2016
	Advanced Wound Care	Traditional Wound Care	Other	Total Company
Net sales	$37,364,124	$18,161,608	$-	$55,525,732
Gross profit	20,655,523	4,115,980	-	24,771,503
Direct expense (1)	(24,987,258)	(1,483,895)	-	(26,471,153)
Segment contribution	$(4,331,735)	$2,632,085	-	(1,699,650)
Indirect expenses, net			$(3,257,218)	(3,257,218)
Net loss from continuing operations				$(4,956,868)

Nine Months Ended September 30, 2015
Net sales	$31,411,631	$19,960,008	$-	$51,371,639
Gross profit	15,260,095	5,801,081	-	21,061,176
Direct expense	(25,173,533)	(2,290,675)	-	(27,464,208)
Segment contribution	$(9,913,438)	$3,510,406	-	(6,403,032)
Indirect expenses, net			$(10,697,366)	(10,697,366)
Net loss from continuing operations				$(17,100,398)

(1) The advanced wound care segment includes acquisition related costs of $2,734,653 and $2,892,713 and changes in fair value of contingent consideration of $370,000 and $370,000 for the three and nine months ended September 30, 2016, respectively.

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents net sales by location of entity:

Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015

United States	83%	84%	United States	80%	84%
Canada	11%	11%	Canada	13%	11%
Rest of World	6%	5%	Rest of World	7%	5%

For the three months ended September 30, 2016 and 2015, the Company had a major Canadian customer comprising 11% and 11%, respectively, of consolidated net sales. For the nine months ended September 30, 2016 and 2015, this same customer comprised 13% and 11%, respectively, of consolidated net sales. At September 30, 2016 and December 31, 2015 the Company was in a net asset and net liability position, respectively, to this customer due to the timing of receivables and related rebate obligations.

12.	Income Taxes

The following table summarizes the income tax provision and effective tax rate for continuing operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Current tax expense	$(31,315)	$(170,082)	$(260,190)	$(252,735)
Deferred tax benefit	1,487,592	1,221,974	1,654,310	1,007,843
Income tax benefit (expense)	$1,456,277	$1,051,892	$1,394,120	$755,108
Effective tax rate	(24.2%)	(18.4%)	(22.0%)	(4.2%)

For the three months ended September 30, 2016, the Company recognized an income tax benefit consisting of a U.S. and foreign income tax benefit. For the nine months ended September 30, 2016, the Company recognized income tax expense consisting of a U.S. tax benefit and foreign income tax expense. The U.S. income tax benefit relates to the tax impact of the loss generated from continuing operations and the unrealized gain on equity securities from accumulated other comprehensive income partially offset by the tax treatment of goodwill net of amortization for financial reporting but not tax purposes of acquired identified intangible assets. The foreign income tax expense relates to income taxes recognized as a result of income recognized by the Canadian operations and taxes paid on a dividend from the Comvita investment.

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

13.	Commitments and Contingencies

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

DERMA SCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Comvita is a stockholder of the Company. The Company purchased $1,879,332 and $2,626,705 of medical grade honey from Comvita in the nine months ended September 30, 2016 and 2015, respectively. In addition, the Company incurred MEDIHONEY royalties of $1,136,498 and $1,086,392 in the nine months ended September 30, 2016 and 2015, respectively. Amounts due to Comvita for raw material purchases and royalties totaled $973,156 and $506,795 at September 30, 2016 and December 31, 2015, respectively.

Canadian Distribution Agreement

In May 2005, the Company entered into a distribution agreement with a Canadian company to serve as the exclusive distributor of its products in Canada. The agreement also appoints the distributor as the Company’s Canadian servicing agent to fulfill supply contracts held directly by the Company. The agreement was amended to extend the term from September 1, 2016 through August 31, 2019. As part of the amendment, the Canadian company became a non-exclusive distributor of the Company’s products.

The Company recognizes revenue under the agreement when title and risk of loss pass to the distributor and collectability is reasonably assured, which is at the time product is shipped to the distributor. Payment terms from the distributor are 0.9% 30 days, net 45 days. Either party has the right to terminate the agreement when an event of default (as defined) has occurred with respect to the other party. The distributor is entitled to continue to sell or otherwise dispose of all inventory owned by it from and after the date of contract expiration or termination. If termination of the agreement is not occasioned by breach by the distributor, the distributor will be entitled on notice to the Company to return saleable inventory (as defined) to the Company. At September 30, 2016, the distributor’s inventory of Company products was approximately $2,050,000. Estimated returns are reserved at the time of sale. Since the inception of the agreement, sales returns have been minimal.

Employment Agreement

In July 2016 the Company recognized compensation expense included in selling, general and administrative expenses of $483,669 for a departed Company executive consisting of cash based compensation of $434,634 payable through July 2017 and equity based compensation of $49,035.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Overview

Operating Results of Three Months Ended September 30, 2016 and 2015

The following table highlights the operating results for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Variance
	2016	2015
Gross sales	$24,699,425	$20,345,849	$4,353,576	21.4%
Sales adjustments	(2,889,899)	(2,558,322)	(331,577)	13.0%
Net sales	21,809,526	17,787,527	4,021,999	22.6%
Cost of sales	11,103,064	10,491,932	611,132	5.8%
Gross profit	10,706,462	7,295,595	3,410,867	46.8%
Selling, general and administrative expense	13,694,540	12,228,883	1,465,657	12.0%
Acquisition related expenses	2,734,653	-	2,734,653	*
Research and development expense	76,274	120,386	(44,112)	(36.6%)
Other expense, net	230,571	672,259	(441,688)	(65.7%)
Total	16,736,038	13,021,528	3,714,510	28.5%
Loss from continuing operations before income taxes	(6,029,576)	(5,725,933)	(303,643)	5.3%

Income tax benefit	1,456,277	1,051,892	404,385	38.4%
Net loss from continuing operations	(4,573,299)	(4,674,041)	100,742	(2.2%)
Income (loss) from discontinued operations, net of taxes	3,181,728	(4,288,761)	7,470,489	*
Net loss	$(1,391,571)	$(8,962,802)	$7,571,231	(84.5%)

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Three Months Ended September 30,
	2016	2015
Gross sales	$24,699,425	$20,345,849
Trade rebates	(2,010,798)	(1,835,141)
Distributor fees	(264,856)	(234,817)
Sales incentives	(218,657)	(261,867)
Returns and allowances	(184,660)	(33,880)
Cash discounts	(210,928)	(192,617)
Total adjustments	(2,889,899)	(2,558,322)
Net sales	$21,809,526	$17,787,527

Trade rebates increased in 2016 versus 2015 principally due to an increase in sales subject to rebate in the U.S. and Canada coupled with an increase in the Canadian rebate percentage rate due to a sales mix towards higher rebated products. The increase in distributor fees was commensurate with the increase in the Canadian distribution sales upon which it is based and a slight increase in the rate due to product mix. The decrease in sales incentives reflected lower sales subject to incentives in U.S. The increase in returns is due to a slight increase in overall return and allowance activity and timing.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Entity Location

US	$19,412,983	$(1,368,868)	$18,044,115	$15,394,076	$(1,192,440)	$14,201,636
Canada	4,011,540	(1,518,621)	2,492,919	3,732,757	(1,362,421)	2,370,336
International	1,274,902	(2,410)	1,272,492	1,219,016	(3,461)	1,215,555

Total	$24,699,425	$(2,889,899)	$21,809,526	$20,345,849	$(2,558,322)	$17,787,527

U.S. sales adjustments increased due to higher rebatable sales volume and returns, partially offset by lower sales incentives. Rebates in the U.S. increased as a result of an increase in sales subject to rebate. U.S. sales incentives decreased due to decreased sales upon which the fees are based. The increase in Canadian sales adjustments is due to higher sales volume related rebates and distribution fees coupled with a slight increase in the rebate and distribution fee rate due to product mix.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Segment

Advanced wound care	$16,769,844	$(980,161)	$15,789,683	$12,251,346	$(902,755)	$11,348,591
Traditional wound care	7,929,581	(1,909,738)	6,019,843	8,094,503	(1,655,567)	6,438,936

Total	$24,699,425	$(2,889,899)	$21,809,526	$20,345,849	$(2,558,322)	$17,787,527

Advanced and traditional wound care sales adjustments principally increased due to higher sales. A slight increase in the Canadian rebate and distribution fee percentages due to product mix also contributed to the higher adjustments.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
Beginning balance – July 1	$1,573,760	$1,876,683
Rebates paid	(2,091,098)	(2,012,770)
Rebates accrued	2,010,798	1,835,141
Ending balance – September 30	$1,493,460	$1,699,054

The $80,300 decrease in the trade rebate reserve balance at September 30, 2016 from July 1, 2016 principally reflected the timing of rebate payments. There was no other significant change in the nature of our business during the three months ended September 30, 2016 as it related to the accrual and subsequent payment of rebates.

Net Sales

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location

US	$18,044,115	$14,201,636	$3,842,479	$-	$3,842,479	27.1%	-%	27.1%
Canada	2,492,919	2,370,336	110,369	12,214	122,583	4.7	0.5	5.2%
International	1,272,492	1,215,555	283,252	(226,315)	56,937	23.3	(18.6)	4.7%

Total	$21,809,526	$17,787,527	$4,236,100	$(214,101)	$4,021,999	23.8%	(1.2)%	22.6%

The increase in net sales by the U.S. entities was driven by higher advanced wound care sales, partially offset by lower traditional wound care sales. The higher advanced wound care sales was primarily related to the addition of $4.0 million of BioD, LLC (“BioD”) sales and $0.5 million of dermal advanced wound care products consisting of higher Total Contact Casting (“TCC”), AMNIO, and MEDIHONEY sales, partially offset by lower ALGICEL and BIOGUARD sales. The decrease in traditional wound care sales was driven by lower demand for traditional and retail private label products. The increase in net sales by the Canadian entity was driven by higher traditional wound care and advanced wound care sales. The traditional wound care sales in Canada increased due to higher demand as well as inventory rebalancing by the Company’s distributor. The advanced wound care sales in Canada increased due to higher demand. The increase in international sales was driven by higher advanced and traditional wound care demand.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$15,789,683	$11,348,591	$4,645,492	$(204,400)	$4,441,092	40.9%	(1.8)%	39.1%
Traditional wound care	6,019,843	6,438,936	(409,392)	(9,701)	(419,093)	(6.4)	(0.2)	(6.5)

Total	$21,809,526	$17,787,527	$4,236,100	$(214,101)	$4,021,999	23.8%	(1.2)%	22.6%

The advanced wound care sales increase was primarily driven by the addition of BioD sales, coupled with higher U.S. and International sales demand. The decrease in traditional wound care sales was driven by lower demand in the U.S. for traditional and retail private label products, partially offset by higher traditional wound care demand in Canada and International.

Gross Profit

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$9,419,831	$5,496,935	$4,014,934	$(92,038)	$3,922,896	73.0%	(1.7)%	71.4%
Traditional wound care	1,286,631	1,798,660	(508,505)	(3,524)	(512,029)	(28.3)	(0.2)	(28.5)

Total	$10,706,462	$7,295,595	$3,506,429	$(95,562)	$3,410,867	48.1%	(1.3)%	46.8%

Gross Profit %
Advanced wound care	59.7%	48.4%
Traditional wound care	21.4%	27.9%

Total	49.1%	41.0%

The increase in gross profit dollars for the advanced wound care segment was driven by higher sales and an increase in the gross profit percentage. The increase in gross profit percentage for the advanced wound care segment was driven by favorable sales mix due to the addition of higher margined BioD sales and improved dermal advanced wound care product margins due to favorable mix and lower product costs. The decrease in gross profit dollars for the traditional wound care segment was driven by lower sales and gross profit percentage. The decrease in gross profit percentage for the traditional wound care segment reflected product mix and higher product costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by function for the three months ended September 30, 2016 versus 2015:

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total

Distribution	$425,546	$428,515	$(2,017)	$(952)	$(2,969)	(0.5)%	(0.2)%	(0.7%)
Marketing	1,956,285	1,973,046	(14,453)	(2,308)	(16,761)	(0.7)	(0.1)	(0.8)
Sales	6,909,793	6,026,845	940,146	(57,198)	882,948	15.6	(0.9)	14.7
G&A	4,402,916	3,800,477	604,309	(1,870)	602,439	15.9	-	15.9

Total	$13,694,540	$12,228,883	$1,527,985	$(62,328)	$1,465,657	12.5%	(0.5)%	12.0%

The decrease in distribution expense was related to lower operating costs due to the Company’s restructuring and overall expense reduction initiatives, partially offset by the addition of BioD distribution costs.

The decrease in marketing expense reflected lower compensation and benefits, equity-based compensation, and travel expenses associated with the elimination of positions, lower consulting costs, promotional spend, and product development expenses as a result of the Company’s restructuring and expense reduction initiatives, partially offset by unexpected severance and the addition of BioD marketing expenses.

The increase in sales expense reflected the addition of BioD sales expenses, higher volume driven group purchasing organization fees and unexpected severance expenses, partially offset by lower compensation and benefits, commissions, equity-based compensation, operating costs, travel expenses, samples expense and trade show and meeting costs in connection with the restructuring and expense reduction initiatives.

The increase in general and administrative expense reflected the fair value adjustment of BioD contingent consideration as well as the addition of BioD general and administrative expenses, partially offset by lower compensation and benefits, consulting, accounting, and legal costs, as well as lower public and investor relations spend in connection with the restructuring and expense reduction initiatives implemented in the fourth quarter of 2015.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location
US	$12,522,294	$10,880,016	$1,642,278	$-	$1,642,278	15.1%	-%	15.1%
Canada	811,115	874,624	(66,183)	2,674	(63,509)	(7.6)	0.3	(7.3)
International	361,131	474,243	(48,110)	(65,002)	(113,112)	(10.1)	(13.7)	(23.9)

Total	$13,694,540	$12,228,883	$1,527,985	$(62,328)	$1,465,657	12.5%	(0.5%)	12.0%

The increase in expenses in the U.S. in 2016 reflected the addition of BioD expenses of $4.0 million, and unexpected severance due to the elimination of one manufacturing, two marketing and one sales position, partially offset by lower restructuring and expense reduction related cost reductions. The decrease in expenses in Canada and International reflected the Company’s expense reduction initiatives.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment
Advanced wound care	$9,933,595	$7,837,255	$2,155,673	$(59,333)	$2,096,340	27.5%	(0.8)%	26.7%
Traditional wound care	425,253	766,150	(339,770)	(1,127)	(340,897)	(44.3)	(0.1)	(44.5)
Other	3,335,692	3,625,478	(287,918)	(1,868)	(289,786)	(7.9)	(0.1)	(8.0)

Total	$13,694,540	$12,228,883	$1,527,985	$(62,328)	$1,465,657	12.5%	(0.5%)	12.0%

Acquisition Related Expenses

During the three months ended September 30, 2016, the Company incurred acquisition related transaction and transition expenses of $2,734,653 related to the BioD acquisition.

Research and Development Expense

The decrease in research and development expense reflected the completion of AMNIO post marketing clinical studies in the advanced wound care segment in 2015, partially offset by ongoing BioD research and development projects.

Other Expense, net

Other expense, net decreased $441,688 to $230,571 in 2016 from $672,259 in 2015 due principally to foreign exchange.

Income Tax Benefit

Income tax benefit increased $404,385 to $1,456,277 in 2016 from $1,051,892 in 2015 due principally to the tax impact of the loss generated from continuing operations partially offset by the unrealized loss on equity securities from accumulated other comprehensive income and the tax treatment of goodwill net of amortization for financial reporting but not for tax purposes of acquired identified intangible assets. Income taxes on income recognized by the Canadian operations and taxes paid on dividend income from our Comvita equity investment also contributed.

Net Loss from Continuing Operations

For the three months ended September 30, 2016, we generated a net loss from continuing operations of $4,573,299, or $0.17 per share (basic and diluted), compared to a net loss from continuing operations of $4,674,041, or $0.18 per share (basic and diluted), in 2015.

Net Income (Loss) from Discontinued Operations

In November 2015, management approved a plan to terminate the Company’s Phase 3 (DSC127) clinical program for diabetic foot ulcer healing. In September 2016 the Company sold its First Aid Division (“FAD”). The operating results of the pharmaceutical development program and FAD have been reported as discontinued operations in the Company’s Consolidated Financial Statements.

For the three months ended September 30, 2016, we generated net income from discontinued FAD operations of $3,181,728, or $0.12 per share (basic and diluted), which included a gain of $3,755,205 on the sale of the FAD business. For the three months ended September 30, 2015 we generated a net loss of $4,288,761, or $0.17 per share (basic and diluted) from discontinued operations comprised of a $4,851,892 loss from the DSC127 program and net income from FAD of $563,131.

Total Net Loss

For the three months ended September 30, 2016, we generated a net loss of $1,391,571, or $0.05 per share (basic and diluted), compared to a net loss of $8,962,802, or $0.35 per share (basic and diluted), in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Overview

Operating Results of Nine Months Ended September 30, 2016 and 2015

The following table highlights the operating results for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Variance
	2016	2015
Gross sales	$63,377,352	$59,116,233	$4,261,119	7.2%
Sales adjustments	(7,851,620)	(7,744,594)	(107,026)	1.4%
Net sales	55,525,732	51,371,639	4,154,093	8.1%
Cost of sales	30,754,229	30,310,463	443,766	1.5%
Gross profit	24,771,503	21,061,176	3,710,327	17.6%
Selling, general and administrative expense	32,726,074	38,053,638	(5,327,564)	(14.0%)
Acquisition related expenses	2,892,713	-	2,892,713	*
Research and development expense	76,274	703,511	(627,237)	*
Other (income) expense, net	(4,572,570)	159,533	(4,732,103)	*
Total	31,122,491	38,916,682	(7,794,191)	(20.0%)
Loss from continuing operations before income taxes	(6,350,988)	(17,855,506)	11,504,518	(64.4%)
Income tax benefit	1,394,120	755,108	639,012	(84.6%)
Net loss from continuing operations	(4,956,868)	(17,100,398)	12,143,530	(71.0%)
Income (loss) from discontinued operations, net of taxes	3,790,084	(11,757,692)	15,547,776	*
Net loss	$(1,166,784)	$(28,858,090)	$27,969,306	*

* – not meaningful

Sales Adjustments

Gross to net sales adjustments comprise the following:

	Nine Months Ended September 30,
	2016	2015
Gross sales	$63,377,352	$59,116,233
Trade rebates	(5,525,652)	(5,499,989)
Distributor fees	(766,077)	(662,794)
Sales incentives	(659,163)	(792,425)
Returns and allowances	(360,457)	(261,351)
Cash discounts	(540,271)	(528,035)
Total adjustments	(7,851,620)	(7,744,594)
Net sales	$55,525,732	$51,371,639

Trade rebates increased slightly in 2016 versus 2015 principally due to a modest increase in sales subject to rebate and the rebate percentage due to mix in Canada, partially offset by lower rebates in the U.S. The increase in distributor fees was commensurate with the increase in Canadian sales upon which the fee is based and a higher percentage rate driven by the change in the sales mix of products upon which it is based. The decrease in sales incentives reflected lower sales subject to incentives.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Entity Location

US	$47,898,570	$(3,502,021)	$44,396,549	$44,517,468	$(3,709,265)	$40,808,203
Canada	11,611,405	(4,343,685)	7,267,720	11,199,444	(4,031,851)	7,167,593
International	3,867,377	(5,914)	3,861,463	3,399,321	(3,478)	3,395,843

Total	$63,377,352	$(7,851,620)	$55,525,732	$59,116,233	$(7,744,594)	$51,371,639

U.S. sales adjustments decreased principally due to lower rebates associated with the non-recurrence of a special rebate program initiated in the first half of 2015 to protect against the adverse impact on sales of U.S. Medicare reimbursement code changes in the prior year, partially offset by higher sales subject to rebate. Sales adjustments in Canada increased due to higher sales and slightly higher trade rebate and distribution fee rates due to product mix.

	2016			2015
	Gross Sales	Sales Adj.	Net Sales	Gross Sales	Sales Adj.	Net Sales
By Segment

Advanced wound care	$39,824,693	$(2,460,569)	$37,364,124	$34,231,916	$(2,820,285)	$31,411,631
Traditional wound care	23,552,659	(5,391,051)	18,161,608	24,884,317	(4,924,309)	19,960,008

Total	$63,377,352	$(7,851,620)	$55,525,732	$59,116,233	$(7,744,594)	$51,371,639

Advanced wound care sales adjustments decreased due to lower trade rebates and sales incentives. Rebates were lower due to the discontinuance of the 2015 special rebate program, partially offset by higher sales subject to rebate. Sales incentives decreased due to a decrease in sales upon which the fees are based. Traditional wound care sales adjustments increased due to higher trade rebates and distribution fees due principally to an increase in sales upon which the fees are based in Canada, coupled with an increase in the rebate and distribution fee percentage due to product mix.

Rebate Reserve Roll-Forward

A roll-forward of the trade rebate accruals for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
Beginning balance – January 1	$1,515,700	$1,861,050
Rebates paid	(5,547,892)	(5,661,983)
Rebates accrued	5,525,652	5,499,989
Ending balance – September 30	$1,493,460	$1,699,056

The $22,240 decrease in the trade rebate reserve balance at September 30, 2016 from January 1, 2016 principally reflects the timing of rebate payments. There was no other significant change in the nature of our business during the nine months ended September 30, 2016 as it related to the accrual and subsequent payment of rebates.

Net Sales

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location

US	$44,396,549	$40,808,203	$3,588,346	$-	$3,588,346	8.8%	-%	8.8%
Canada	7,267,720	7,167,593	472,583	(372,456)	100,127	6.6	(5.2)	1.4%
International	3,861,463	3,395,843	858,689	(393,069)	465,620	25.3	(11.6)	13.7

Total	$55,525,732	$51,371,639	$4,919,618	$(765,525)	$4,154,093	9.6%	(1.5)%	8.1%

The increase in net sales by the U.S. entity was driven by higher advanced wound care sales of $5.6 million, partially offset by a $2.0 million decrease in traditional wound care sales. The increase in advanced wound care sales was due to the addition of $4.0 million BioD sales, with a $1.6 million or 5.9% increase in dermal advance wound care sales of TCC, AMNIO, and MEDIHONEY products, partially offset by lower ALGICEL and BIOGUARD sales. The traditional wound care sales decrease in the U.S. was due to lower private label sales due to the loss of a significant customer in 2015 as a result of industry consolidation and lower retail private label sales due to the non-recurrence of a significant new product stocking order in 2015. The increase in net sales by the Canadian entity was driven by higher traditional wound care sales partially offset by lower advanced wound care sales. Canadian entity traditional wound care sales were favorably impacted by our non-exclusive distributor’s inventory rebalancing efforts. The increase in international sales was driven by higher advanced and traditional wound care demand.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$37,364,124	$31,411,631	$6,334,990	$(382,497)	$5,952,493	20.2%	(1.2)%	18.9%
Traditional wound care	18,161,608	19,960,008	(1,415,372)	(383,028)	(1,798,400)	(7.1)	(1.9)	(9.0)

Total	$55,525,732	$51,371,639	$4,919,618	$(765,525)	$4,154,093	9.6%	(1.5)%	8.1%

The advanced wound care sales increase was due to the addition of BioD sales coupled with higher dermal advanced wound care sales of $2.0 million or 6.3% in the U.S., and international. The decrease in traditional wound care sales was driven by lower U.S. private label and retail private label demand.

Gross Profit

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment

Advanced wound care	$20,655,523	$15,260,095	$5,633,407	$(237,979)	$5,395,428	36.9%	(1.5)%	35.4%
Traditional wound care	4,115,980	5,801,081	(1,597,865)	(87,236)	(1,685,101)	(27.5)	(1.5)	(29.0)

Total	$24,771,503	$21,061,176	$4,035,542	$(325,215)	$3,710,327	19.2%	(1.5)%	17.6%

Gross Profit %
Advanced wound care	55.3%	48.6%
Traditional wound care	22.7%	29.1%

Total	44.6%	41.0%

The increase in gross profit dollars for the advanced wound care segment was driven by the addition of high margined BioD sales coupled with higher dermal advanced wound care sales and margins. The increase in gross profit percentage for the advanced wound care segment was driven by sales mix and higher dermal advanced wound care margins due to lower product costs. The decrease in gross profit dollars for the traditional wound care segment was driven by lower sales and gross profit percentage. The decrease in gross profit percentage for the traditional wound care segment reflected unfavorable product mix, coupled with higher product and manufacturing costs.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses by function for the nine months ended September 30, 2016 versus 2015:

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total

Distribution	$1,218,817	$1,277,744	$(44,758)	$(14,169)	$(58,927)	(3.5)%	(1.1)%	(4.6%)
Marketing	4,983,728	6,836,925	(1,841,774)	(11,423)	(1,853,197)	(26.9)	(0.2)	(27.1)
Sales	16,065,458	18,121,029	(1,916,885)	(138,686)	(2,055,571)	(10.6)	(0.8)	(11.3)
G&A	10,458,071	11,817,940	(1,271,129)	(88,740)	(1,359,869)	(10.8)	(0.8)	(11.5)

Total	$32,726,074	$38,053,638	$(5,074,546)	$(253,018)	$(5,327,564)	(13.3)%	(0.7)%	(14.0%)

The decrease in distribution expense was related to lower operating costs due to the Company’s restructuring and overall expense reduction initiatives implemented in the fourth quarter of 2015, partially offset by the addition of BioD distribution expenses.

The decrease in marketing expense reflected lower compensation and benefits, equity-based compensation, travel expenses, consulting costs, promotional, product development, and show costs, as a result of the Company’s restructuring and expense reduction initiatives, partially offset by unexpected severance expense, and the addition of BioD marketing expenses.

The decrease in sales expense reflected lower compensation and benefits, commissions, equity-based compensation, operating costs and travel expenses as a result of the Company’s U.S. salesforce reduction, as well as lower samples, trade show, and meetings costs in connection with expense reduction initiatives, partially offset by the addition of BioD sales expenses, higher volume driven group purchasing organization fees and unexpected severance.

The decrease in general and administrative expense reflected lower compensation and benefits, equity-based compensation, operating costs, travel expenses, accounting, legal, and consulting fees, as well as lower public and investor relations spend in connection with the restructuring and expense reduction initiatives implemented in the fourth quarter of 2015, partially offset by additional BioD operating expenses, the fair value adjustment of BioD contingent consideration and higher recruiting fees in connection with the search for a new CEO.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Entity Location
US	$28,867,979	$33,378,153	$(4,510,174)	$-	$(4,510,174)	(13.5)%	-%	(13.5%)
Canada	2,520,712	3,160,091	(513,478)	(125,901)	(639,379)	(16.2)	(4.0)	(20.2)
International	1,337,383	1,515,394	(50,894)	(127,117)	(178,011)	(3.4)	(8.4)	(11.7)

Total	$32,726,074	$38,053,638	$(5,074,546)	$(253,018)	$(5,327,564)	(13.3)%	(0.7)%	(14.0%)

The decrease in expenses in the U.S. in 2016 reflected restructuring and expense reduction savings, partially offset by additional BioD operating expenses, unexpected severance expense, the fair value adjustment for BioD contingent consideration and recruiting fees. The decrease in expenses in Canada and International reflected restructuring and expense reduction savings.

			$ Variance			% Variance
	2016	2015	Non FX	FX	Total	Non FX	FX	Total
By Segment
Advanced wound care	$22,018,274	$24,470,021	$(2,307,526)	$(144,221)	$(2,451,747)	(9.4)%	(0.6)%	(10.0%)
Traditional wound care	1,483,895	2,290,675	(786,724)	(20,056)	(806,780)	(34.3)	(0.9)	(35.2)
Other	9,223,905	11,292,942	(1,980,296)	(88,741)	(2,069,037)	(17.5)	(0.8)	(18.3)

Total	$32,726,074	$38,053,638	$(5,074,546)	$(253,018)	$(5,327,564)	(13.3)%	(0.7)%	(14.0%)

Acquisition Related Expenses

During the nine months ended September 30, 2016, the Company incurred acquisition related transaction and transition expenses of $2,892,713 related to the BioD acquisition.

Research and Development Expense

The decrease in research and development expense reflected the completion of AMNIO post marketing clinical studies in the advanced wound care segment in 2015, partially offset by ongoing BioD research and development projects.

Other (Income) Expense, net

Other (income) expense, net increased to income of $4,572,570 in 2016 from an expense of $159,533 in 2015 due principally to a $4,740,136 gain on the sale of Comvita stock.

Income Tax Benefit

Income tax benefit increased $639,012 to $1,394,120 in 2016 from $755,108 in 2015 due principally to the tax impact of the loss generated from continuing operations and the unrealized gain on equity securities from accumulated other comprehensive income partially offset by the tax treatment of goodwill net of amortization for financial reporting but not for tax purposes of acquired identified intangible assets. Income taxes on income recognized by the Canadian operations and taxes paid on dividend income from our Comvita equity investment also contributed.

Net Loss from Continuing Operations

For the nine months ended September 30, 2016, we generated a net loss from continuing operations of $4,956,868, or $0.19 per share (basic and diluted), compared to a net loss from continuing operations of $17,100,398, or $0.66 per share (basic and diluted), in 2015.

Net Income (Loss) from Discontinued Operations

In November 2015, management approved a plan to terminate the Company’s Phase 3 (DSC127) clinical program for diabetic foot ulcer healing. In September 2016 the Company sold FAD. The operating results of the pharmaceutical development program and FAD have been reported as discontinued operations in the Company’s Consolidated Financial Statements.

For the nine months ended September 30, 2016, we generated net income from discontinued operations of $3,790,084, or $0.15 per share (basic and diluted), which included a gain of $3,755,205 on the sale of the FAD business. For the nine months ended September 30, 2015 we generated a net loss of $11,757,692, or $0.46 per share (basic and diluted) from discontinued operations comprised of a $13,231,893 loss from the DSC127 program and a net income from FAD of $1,474,201.

Total Net Loss

For the nine months ended September 30, 2016, we generated a net loss of $1,166,784, or $0.04 per share (basic and diluted), compared to a net loss of $28,858,090, or $1.12 per share (basic and diluted), in 2015.

Liquidity and Capital Resources

Cash Flow and Working Capital

At September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $25,974,166 and $15,814,205, respectively. The $10,159,961 increase in cash and cash equivalents reflected net cash provided by investing activities of $13,608,697, net cash provided by financing activities of $807,603 and the exchange rate effect on cash and cash equivalents which increased cash and cash equivalents by $329,042, partially offset by cash used in operating activities of $4,585,381.

Net cash provided by investing activities of $13,608,697 during the nine months ended September 30, 2016 included net cash provided from the sale and purchase of investments of $17,598,148 (including $7,594,158 related to the sale of Comvita stock), net cash provided from the sale of the FAD business of $9,521,415, and net cash provided from the proceeds of a note receivable of $248,000 partially offset by cash used in the acquisition of BioD of $13,523,738 and capital expenditures of $235,128.

Net cash provided by financing activities of $807,603 during the nine months ended September 30, 2016 reflected net cash provided by the net proceeds from the issuance of common stock of $2,245,867, partially offset by net cash used in the payment of a line of credit assumed in the BioD acquisition of $1,420,254 and net cash used in the payment of payroll withholding taxes related to stock-based compensation in connection with net share settlements of $18,010.

Net cash used in operating activities of $4,585,381 during the nine months ended September 30, 2016 resulted from $2,921,400 cash used in operations (net income plus non-cash items) together with $1,663,981 cash used in the change in operating assets and liabilities. Higher accrued expenses and accounts payable, partially offset by lower inventories led to the net cash used in the change in operating assets and liabilities.

Working capital decreased $41,894,128 at September 30, 2016 to $15,674,361 from $57,568,489 at December 31, 2015. This decrease principally reflected the current portion of contingent consideration in connection with the BioD acquisition.

Prospective Assessment

Our strategy for building the business is to continue to grow our higher margined AWC business segment while moving it to segment contribution profitability. Our objective for the TWC business segment is to hold sales and segment contribution profitability steady. We continue to work on our product pipeline to identify new products and product line extensions that are capable of contributing to future sales growth. The objective of our Operations team is to find ways to maintain or reduce the cost of our products while optimizing the efficiency and reliability of our global supply chain. Our goal is to hold selling, general and administrative expenses in proper balance with our growth and financial objectives. We will continue to evaluate accretive external opportunities to leverage our core capabilities for growth.

On August 5, 2016 we completed the purchase of BioD, LLC a privately held high growth and high margin company engaged in the development and commercialization of novel proprietary regenerative products derived from placental/birth tissues for use in a broad range of clinical applications. Terms of the agreement called for the payment of initial consideration of $23,094,987 which was funded by cash of $13,897,112 and stock valued at $9,197,875. The Company may become obligated to pay additional consideration of up to $56,761,691 based on the achievement of regulatory milestones and year over year increases in BioD sales through June 30, 2018.

On September 1, 2016 we completed the sale of our First Aid Division (“FAD”) for $9,670,995 in cash, plus a promissory note for $2,700,000 payable with principal and interest over 36 months. The FAD had sales of approximately $16,700,000 in 2015. The sale removes a component from our lower growth and lower margined TWC segment and provides us with capital to pursue our strategic objective of building our higher growth, higher margin advanced wound care business.

Our AWC product business segment, as a result of our acquisition of BioD in August 2016 now consisting of the legacy AWC products and BioD, has historically been the beneficiary of most of our sales and marketing growth investment. In 2015, due to an assessment of existing and prospective operating performance, it was decided that the legacy AWC business model was not sustainable in its present form. While our legacy AWC sales continue to grow at above average market rates, our underlying operating cost base was too high. In the fourth quarter of 2015, we restructured the AWC business with the objective of reducing the cost base in a manner designed to minimize its prospective impact on the business. Going forward, we feel as a result of this restructuring we have achieved a better balance between projected sales growth and the cost base required to support it, thus putting us in a better position to leverage prospective sales growth. Our plan is to perpetuate this model going forward as we integrate the high growth and high margin BioD business into the Company.

We will continue to nurture our TWC business segment utilizing the appropriate amount of personnel and financial resources to sustain it. Maintenance of this mostly commodity product oriented business segment represents a challenge for us as we compete in a very competitive marketplace. While this segment of our business represents a significant, albeit decreasing percentage of our overall sales and realizes lower gross profit margins, it generates positive segment product contribution margin and cash flow. In September 2016, consistent with our strategy to focus on our AWC business, we sold the FAD business which represented a significant portion of the TWC segment. The remaining TWC segment will continue to contribute as it has in the past albeit on a smaller scale. Our goal is to retain the sales and positive segment contribution to the extent possible going forward. If we have an opportunity to sell the business or a portion thereof (similar to what happened with the FAD business), we will objectively evaluate it and act accordingly.

We believe we have sufficient cash, cash equivalents and short-term investments on hand to meet our objectives going forward. Principally through continued AWC segment growth and a stable TWC segment base, we expect the Company to be cash flow positive from operations commencing in the fourth quarter of 2016, with continued improving financial performance thereafter. At September 30, 2016 we had $40,974,166 of cash, cash equivalents and short-term investments on our balance sheet. In addition, we have a long-term equity investment worth $15,426,148 at September 30, 2016 with one of our major suppliers, which represents an additional source of capital for the Company. We believe that our working capital is sufficient to meet our ongoing operating requirements and to make the potential $56,761,691 of BioD contingent consideration payments. Furthermore, the Company has the option at its discretion to pay a portion of the contingent consideration with stock valued at approximately $8,200,000 to $16,000,000 assuming a nine month 2016 stock trading range of $2.85 to $5.58. No significant capital expenditures are required over the foreseeable future. Significant discretionary capital spending, if any, will be evaluated based on its return on investment and the availability of funds. Should we achieve our prospective sales growth objectives, product license related milestone payments of up to $3,000,000 in total are anticipated in the next two to four years. We have no debt and we anticipate only modest inflation related increases in our annual lease obligations going forward. Should the need for capital arise, sources of capital may be available to us through asset based lending using our receivables and inventory as collateral, through the sale of equity, or through the sale of a portion of our business.

Our overall objective is to build a profitable business by continuing to progress the growth of our higher margined AWC business and holding our TWC business steady. As needed, we will invest in our infrastructure to ensure we can continue to provide cost effective, quality products on time. In addition, we will continue to evaluate accretive external opportunities to leverage our core competencies and capabilities for growth. Our plan is to use cash on hand and cash flow provided from operations to fund this objective.

With the cash on hand, cash equivalents and short-term investments as of September 30, 2016, we anticipate having sufficient liquidity to meet our existing operating and product development needs for at least the next twelve months.

Our common stock is traded on the NASDAQ Capital Market under the symbol “DSCI.” We have paid no cash dividends in respect of our common stock and do not intend to pay cash dividends in the near future.

Additional Financial Information

Off-Balance Sheet Arrangements

As of September 30, 2016, except for operating leases entered into in the normal course of business, we had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes in critical accounting policies from those disclosed in the 2015 Form 10-K.

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

Foreign Currency Exchange Risk

During the nine months ended September 30, 2016, we generated approximately 80 percent of our net sales inside the United States. We have wholly owned foreign subsidiaries in Canada and the United Kingdom. Our Canadian subsidiary has a wholly owned Chinese subsidiary. Each of these subsidiaries has its own functional currency. Each may conduct business with each other, third parties and/or the Company in other than its functional currency, within the normal course of business. Where possible, we manage foreign currency exposures on a consolidated basis, which allows us to take advantage of any natural offsets; therefore, weakness in one currency might be offset by strengths in other currencies over time. Fluctuations in exchange rates affect the reporting of our financial position, results of operations, and cash flows. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the results of operations as unrealized (based on period-end exchange rates) or realized upon settlement of the transactions. We currently do not hedge our exposure to fluctuations in exchange rates.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Interim Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on this evaluation, the Company’s Interim Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Commission’s rules and forms, and communicated to our management, including the Interim Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the three months ended September 30, 2016, there was no change in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors update the related risk factors set forth in the 2015 Form 10-K:

We have a history of losses and can offer no assurance of future profitability.

We generated a net loss of $1,166,784 in the nine months ended September 30, 2016 (unaudited) and a loss of $38,107,480 for the year ended December 31, 2015, and additional losses in previous years. At September 30, 2016, we had an accumulated deficit of $143,216,630 (unaudited). We cannot offer any assurance that we will be able to generate significant future earnings.

The potential increase in common shares due to the conversion, exercise or vesting of outstanding dilutive securities may have a depressive effect upon the market value of our shares.

As of September 30, 2016, up to 3,174,166 shares of our common stock are potentially issuable upon the conversion, exercise or vesting of outstanding convertible preferred stock, options and restricted stock units (“dilutive securities”). The shares of common stock potentially issuable upon conversion, exercise or vesting of dilutive securities are significant compared to the 28,269,225 shares of common stock outstanding as of September 30, 2016.

Earnings per share of common stock may be substantially diluted by the existence of these dilutive securities regardless of whether they are converted, exercised or issued. This dilution of earnings per share could have a depressive effect upon the market value of our common stock.

Our financial condition would be adversely impacted if our goodwill becomes impaired.

As a result of acquisition accounting for our various acquisitions, we have accumulated $64,590,456 of goodwill as of September 30, 2016 of which $62,150,414 related to our Advanced Wound Care segment and $2,440,042 related to our Traditional Wound Care segment. Our goodwill is not amortized, but is tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively the Company taken as a whole, might exceed its fair value. The impairment test requires us to compare the fair value of each reporting unit to its carrying value, including goodwill. In addition, we evaluate the fair value of our outstanding common stock to determine whether it exceeds our overall carrying value. The fair value of each reporting unit is determined using the “income approach,” where we use a discounted cash flow model to evaluate our goodwill impairment assessment or in combination with other generally acceptable valuation methodologies such as “market approaches”, which utilize comparable company multiples and merger and acquisition data. We predominantly use the income approach because we believe the income approach most appropriately measures our income producing assets. If our goodwill were to become impaired, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations and potentially, our common stock price.

The results of the annual impairment test performed as of December 31, 2015 indicated the fair value of each reporting unit exceeded its carrying value and the fair value of our outstanding common stock exceeded the carrying value of the Company taken as a whole.

The market price of the Company’s common stock has been subject to volatility over the past several months due to overall market conditions and Company events that have taken place. In November 2015, the Company terminated its pharmaceutical development operations, and in December 2015 it announced the implementation of a restructuring plan and the departure of its Chief Executive Officer. In August 2016, we acquired BioD and in September 2016 we sold FAD. As of September 30, 2016, the Company’s carrying value was $112.4 million, or $3.98 per share of outstanding common stock and the Company’s market value was $132.0 million, or $4.67 per share of outstanding common stock based on the closing trading price on that date. In the period of October 1, 2016 through November 8, 2016, the market price of the Company’s common stock has traded in a range of $4.40 to $4.77. Consequently, if our stock price deteriorates during the remainder of 2016 our goodwill may be determined to be impaired and the Company would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations, and potentially the Company’s stock price.

Our stock price has been volatile and this volatility is likely to continue.

Historically, the market price of our common stock has been volatile. The high and low stock prices for the years 2011 through 2015 and the first nine months of 2016 are set forth in the table below:

Derma Sciences, Inc.
Trading Range – Common Stock

Year	Low	High
2011	$4.50	$12.72
2012	$6.94	$11.89
2013	$9.93	$15.45
2014	$7.88	$15.51
2015	$3.85	$9.89
2016*	$2.85	$5.86

(*) January 1 through September 30.

Events that may affect our common stock price include:

•	Quarter to quarter variations in our operating results;
•	Changes in earnings estimates by securities analysts;
•	Changes in interest rates, exchange rates or other general economic conditions;
•	Changes in market conditions in the wound care industry;
•	Fluctuations in stock market prices and trading volumes of similar companies;
•	Discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	Additions or departures of key personnel;
•	Changes in third party reimbursement policies;
•	The introduction of new products either by us or by our competitors;
•	The loss of a major customer; and
•	Acquisitions or dispositions of businesses.

Although all publicly traded securities are subject to price and volume fluctuations, it is likely that our common stock will experience these fluctuations to a greater degree than the securities of more established and better capitalized organizations.

To the extent certain of our tissue based products do not qualify for regulation as human cells, tissues and cellular and tissue-based products under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of new tissue products more expensive, and significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.

Some of the products we manufacture and process are derived from human tissue.  The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient.  HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”) are not subject to any premarket clearance or approval requirements and are subject to less stringent post-market regulatory requirements. If a product is deemed not to be a 361 HCT/P, FDA regulations will require premarket clearance or approval requirements that will involve significant time and cost investments by the Company. Further, there can be no assurance that the FDA will not, at some future point, change its position on current or future products' 361 HCT/P status, and any regulatory reclassification could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including 361 HCT/Ps.  We also cannot assure you that the FDA will not impose more stringent definitions with respect to products that qualify as 361 HCT/Ps.

See Note 3 to the Consolidated Financial Statements, for a discussion of 361 HCT/Ps and the FDA's position on our products. If the FDA does allow the Company to continue to market a morselized form of its products without a 510(k) clearance or biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a morselized product without a 510(k) clearance or biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its morselized products. Net sales of the Company’s morselized products for the nine months ended September 30, 2016 and 2015 were approximately 13% and 12% of the pro forma net sales, respectively.

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

DERMA SCIENCES, INC.

Dated: November 9, 2016	By:	/s/ John E. Yetter
John E. Yetter, CPA
Chief Financial Officer